Form 10-Q
period 2005-07-02
Rackable Systems, Inc.
filed 2005-08-12
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-51333

RACKABLE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	32-0047154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1933 Milmont Drive

Milpitas, California 95035

(Address of principal executive offices including zip code)

(408) 240-8300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2005, there were 20,027,711 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RACKABLE SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	December 31, 2004	June 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,111	$35,902
Accounts receivable	9,344	19,637
Inventories	15,436	19,710
Deferred income taxes	1,660	3,257
Prepaids and other current assets	136	1,075

Total current assets	43,687	79,581

PROPERTY AND EQUIPMENT—Net	1,412	1,488

INTANGIBLE ASSETS—Net	10,753	10,062

OTHER ASSETS	457	149

TOTAL	$56,309	$91,280

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$10,821	$19,135
Accrued expenses	3,269	4,320
Sales tax payable	266	502
Income taxes payable	1,368	2,167
Deferred revenue	182	715
Borrowings under line of credit	14,061	—
Current portion of notes payable to related parties	1,500	7

Total current liabilities	31,467	26,846

NOTES PAYABLE TO RELATED PARTIES—Net of current portion	1,500	1,500

DEFERRED INCOME TAXES	753	566

DEFERRED RENT	54	45

DEFERRED REVENUE	—	622

MANDATORILY REDEEMABLE PREFERRED STOCK	23,651	—

EMBEDDED DERIVATIVES IN PREFERRED STOCK	103,639	—

Total liabilities	161,064	29,579

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 28,500,000 and 120,000,000 shares authorized; 5,570,462 and 20,027,711 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	6	20
Additional paid-in capital	12,811	182,530
Deferred stock-based compensation	(2,134)	(2,239)
Accumulated deficit	(115,438)	(118,610)

Total stockholders’ equity (deficit)	(104,755)	61,701

TOTAL	$56,309	$91,280

See notes to condensed financial statements.

RACKABLE SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
REVENUE	$34,839	$43,960	$52,906	$74,449
COST OF REVENUE (a)	27,756	34,772	42,721	59,333

GROSS PROFIT	7,083	9,188	10,185	15,116

OPERATING EXPENSES:
Research and development (a)	220	497	362	845
Sales and marketing (a)	2,971	3,698	4,780	6,679
General and administrative (a)	1,153	1,881	2,243	3,530

Total operating expenses	4,344	6,076	7,385	11,054

INCOME FROM OPERATIONS	2,739	3,112	2,800	4,062

OTHER INCOME (EXPENSE)—Net:
Change in fair value of embedded derivatives in preferred stock (Note 11)	(12,888)	—	(25,776)	(4,192)
Interest income	—	17	4	19
Interest expense	(618)	(746)	(1,186)	(1,528)
Other income (expense)—net	(1)	—	(1)	—

Total other income (expense)—net	(13,507)	(729)	(26,959)	(5,701)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(10,768)	2,383	(24,159)	(1,639)

INCOME TAX PROVISION	(421)	(1,200)	(941)	(1,533)

NET INCOME (LOSS)	$(11,189)	$1,183	$(25,100)	(3,172)

NET INCOME (LOSS) PER SHARE
Basic	$(2.34)	$0.18	$(5.25)	$(0.58)

Diluted	$(2.34)	$0.07	$(5.25)	$(0.58)

SHARES USED IN NET INCOME (LOSS) PER SHARE
Basic	4,783,336	6,433,701	4,783,336	5,499,442

Diluted	4,783,336	16,457,415	4,783,336	5,499,442

(a) Includes charges for stock-based compensation:
Cost of revenue	$20	$23	$36	$48
Research and development	11	19	21	36
Sales and marketing	32	67	54	132
General and administrative	149	33	274	65

Total	$212	$142	$385	$281

See notes to condensed financial statements.

RACKABLE SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,100)	$(3,172)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,252	1,746
Provision for inventory writedown	(40)	1,503
Provision for bad debt expense	109	(87)
Deferred income taxes	—	(1,784)
Accretion for preferred stock dividends recorded as interest expense	1,144	1,087
Amortization of deferred stock-based compensation	115	281
Amortization of deferred compensation on preferred stock	270	—
Changes in fair value of embedded derivatives in preferred stock	25,776	4,192
Changes in operating assets and liabilities:
Accounts receivable	(5,358)	(10,206)
Inventories	(6,944)	(6,507)
Prepaid expenses and other assets	(199)	(631)
Intangibles	(58)	(49)
Accounts payable	5,273	8,074
Sales tax payable	(149)	236
Accrued expenses	1,015	297
Income taxes payable	(830)	799
Deferred revenue	43	1,155

Net cash used in operating activities	(3,681)	(3,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(527)	(352)

Net cash used in investing activities	(527)	(352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit, net	3,375	(14,061)
Repurchase of common stock from Founders	—	(6,000)
Payment of notes payable to related parties	—	(1,493)
Redemption of mandatorily redeemable preferred stock	—	(24,738)
Proceeds from issuance of common stock upon initial public offering—net of issuance costs	—	68,501

Net cash provided by financing activities	3,375	22,209

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(833)	18,791

CASH AND CASH EQUIVALENTS—Beginning of period	2,320	17,111

CASH AND CASH EQUIVALENTS—End of period	$1,487	$35,902

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of embedded derivative in preferred stock to additional paid-in capital (Note 11)	$—	$(107,831)

Issuance of common stock as payment for accrued liabilities	$—	$50

Increase in fair value of preferred stock associated with deferred compensation	$1,129	$—

Deferred compensation related to stock option grants, net of cancellations	$546	$386

Issuance of common stock in connection with conversion of mandatorily redeemable preferred stock	$—	$9

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,770	$2,520

Cash paid for interest	$41	$414

See notes to condensed financial statements.

RACKABLE SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND BASIS OF PRESENTATION

Rackable Systems, Inc. was incorporated in the state of Delaware in December 2002 in connection with the acquisition of substantially all the assets and liabilities of Rackable Systems’ predecessor company referred to herein as Old Rackable. The principal business of Rackable Systems is the design, manufacture and implementation of highly scalable compute servers and high-capacity storage systems, which are sold to customers such as large Internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas, and biotechnology and pharmaceuticals.

The accompanying unaudited condensed financial statements included herein have been prepared by Rackable Systems, Inc. in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with the generally accepted accounting principles in the United States of America have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures herein are adequate to make the information presented not misleading. The unaudited condensed financial statements in this Form 10-Q have been derived from and should be read in conjunction with the financial statements and notes, included in Rackable Systems’ Registration Statement on Form S-1, filed with the SEC on June 9, 2005.

If the last day of the calendar quarter does not end on a Saturday, Rackable Systems’ fiscal quarter ends on the first Saturday following the last day of the calendar quarter. To simplify the presentation, the interim periods are shown as ending on June 30, 2004 and 2005 although the interim periods actually ended on July 3, 2004 and July 2, 2005, respectively, and fiscal year 2004 is shown as ended on December 31, 2004 although the fiscal year actually ended on January 1, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the allowance for doubtful accounts and sales returns, allowance for obsolete inventory, depreciation, amortization and certain accruals. Actual results could differ from those estimates.

Unaudited Interim Financial Information—The interim financial information for the three months ended June 30, 2004 and 2005 and for the six months ended June 30, 2004 and 2005 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the interim financial information. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of results for any subsequent periods.

Product Warranty—Rackable Systems’ warranty period for its products is generally one to three years. Rackable Systems accrues for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon Rackable Systems’ historical experience and is included in accrued expenses. The amounts charged and accrued against the warranty reserve for the six months ended June 30, 2004 and 2005 are as follows (in thousands):

	2004	2005
Balance—beginning of period	$79	$550

Current period accrual	424	521
Warranty expenditures charged to accrual	(407)	(261)

Balance—end of period	$96	$810

Concentration of Credit Risk—Financial instruments that potentially subject Rackable Systems to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable from one customer accounted for 29% of total accounts receivable at December 31, 2004 and accounts receivable from two customers accounted for 17% and 12% of total accounts receivable at June 30, 2005. One customer accounted for 64% and 42% of total revenue for the three months and the six months ended June 30, 2004. Another customer accounted for 32% and 30% of total revenue for the three months and six months ended June 30, 2005.

Fair Value of Financial Instruments—The fair values of cash and cash equivalents reported in the accompanying balance sheets approximate their carrying value. Rackable Systems accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 138). SFAS Nos. 133 and 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. These standards require that Rackable Systems record derivatives at their fair values on the balance sheet. Rackable Systems had two non-hedged derivatives embedded in its Series A mandatorily redeemable preferred stock at December 31, 2004 and none at June 30, 2005 (see Note 12). Changes in the fair value of these embedded derivatives are recognized in the Statements of Operations.

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and the redemption or conversion of preferred stock, are included in diluted net income per share to the extent such shares are dilutive. Diluted net loss per share was the same as basic net loss per share for the six months ended June 30, 2004 and 2005 and the three months ended June 30, 2004.

Recently Issued Accounting Standards—

In November 2004, SFAS No. 151, Inventory Costs, was issued. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Rackable Systems is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 (“APB 29”), Accounting for Non-monetary Transactions. The guidance in APB 29, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively. Rackable Systems does not believe that the adoption of SFAS 153 will have a material effect on its financial position, results of operations, or cash flows.

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Rackable Systems is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

3. STOCK-BASED COMPENSATION

Rackable Systems has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148. Under APB 25, when the exercise price of Rackable Systems’ employee and director stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

SFAS No. 123 requires that stock option information be disclosed as if Rackable Systems had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model, and was amortized using the multiple option approach over the options vesting period, with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	3.67%	3.71%	3.46%	3.88%
Volatility	100%	87%	100%	97%
Weighted average expected life (in years)	5.00	3.79	5.00	4.71

Weighted average fair value of stock option grants	$6.02	$7.43	$5.65	$8.91

The following table summarizes relevant information as to reported results, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income (loss)	$(11,189)	$1,183	$(25,100)	$(3,172)

Employee stock-based compensation as reported	65	142	115	281

Stock-based compensation determined under the fair value based method for all awards—net of cancellations	(226)	(640)	(382)	(1,168)

Pro forma net income (loss)	$(11,350)	$685	$(25,367)	$(4,059)

Basic net income (loss) per share – as reported	$(2.34)	$0.18	$(5.25)	$(0.58)

Basic net income (loss) per share – pro forma	$(2.37)	$0.11	$(5.30)	$(0.74)

Diluted net income (loss) per share – as reported	$(2.34)	$0.07	$(5.25)	$(0.58)

Diluted net income (loss) per share – pro forma	$(2.37)	$0.04	$(5.30)	$(0.74)

4. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2004	June 30, 2005
Finished goods	$867	$1,562
Evaluation units, net	776	1,536
Work in process	2,243	4,584
Raw materials	12,331	14,312
Reserves	(781)	(2,284)

Total inventories	$15,436	$19,710

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2004	June 30, 2005
Leasehold improvements	$349	$362
Manufacturing equipment	329	349
Furniture and fixtures	291	306
Computer equipment	873	1,104
Vehicles	14	87

	1,856	2,208
Less accumulated depreciation and amortization	(444)	(720)

Property and equipment, net	$1,412	$1,488

6. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	December 31, 2004	June 30, 2005
Intangible assets subject to amortization:
Patents	$4,606	$4,655
Customer list	2,791	2,791
Customer backlog	156	156

	7,553	7,602
Accumulated amortization	(3,108)	(3,848)

Amortized intangible assets, net	4,445	3,754

Intangible assets not subject to amortization:
Goodwill	2,821	2,821
Tradename	3,487	3,487

	6,308	6,308

Total intangible assets, net	$10,753	$10,062

Amortization expense for customer list and patents was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Customer list	$139	$140	$278	$279
Patents	227	231	453	461

Total	$366	$371	$731	$740

7. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2004	June 30, 2005
Accrued commission	$1,094	$764
Accrued payroll and related expenses	920	1,427
Accrued warranty	550	810
Other accrued expenses	705	1,319

Total accrued expenses	$3,269	$4,320

8. BORROWINGS UNDER LINE OF CREDIT

Rackable Systems has a line of credit agreement with a bank that provides for borrowings not to exceed the lesser of $20,000,000 or the sum of 80% of eligible accounts receivable and loans from the bank in the aggregate principal amount of $8,000,000, provided that such loans shall only be available as long as Rackable Systems maintains profitability in each of the two preceding fiscal quarters, as adjusted by removing the impact of charges related to embedded derivatives and amortization of deferred compensation. The line of credit agreement matures on August 31, 2005 and provides an aggregate sub-limit of $3,000,000 for letters of credit, cash management services and reserves, as defined, and foreign exchange contracts. Borrowings under the line of credit bear interest at prime plus 1.00% and are secured by substantially all of Rackable Systems’ assets, including intellectual property rights. The line of credit agreement contains financial covenants that specify minimum profitability and tangible net worth requirements. Borrowings under the line of credit totaled $14,061,000 at December 31, 2004 and none at June 30, 2005. There was $20,000,000 available for borrowings under the line of credit at June 30, 2005.

9. NOTES PAYABLE TO RELATED PARTIES

On December 31, 2004, Rackable Systems repurchased the warrant that was issued to Old Rackable in December 2002 by assigning a percentage interest in the warrant to each of the former stockholders of Old Rackable (of which approximately 96% was allocated to the three founders of Old Rackable who continued their employment with Rackable Systems subsequent to the acquisition) and entering into a promissory note arrangement with each of the former stockholders for an aggregate principal amount payable of $3,000,000. The notes bear interest at 2.48% per annum, compounded annually. Upon Rackable’s initial public offering in June 2005, 50% of the outstanding principal became due and the remaining 50% of the outstanding principal plus accrued and unpaid interest shall be due and payable in full upon the earlier to occur of (i) the first secondary offering of Rackable Systems’ common stock or (ii) December 9, 2006, 18 months following the effective date of the initial public offering. In June 2005, Rackable Systems repaid $1,493,000 of this obligation to the former stockholders of Old Rackable.

10. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with Rackable Systems’ initial public offering of its common stock, the sole holder of Rackable Systems’ Series A redeemable preferred stock elected, pursuant to the terms thereof, to convert each share of Series A preferred stock into conversion units, each conversion unit consisting of one share of Series B redeemable preferred stock and 0.467 shares of common stock (a “Conversion Unit”), and then immediately distribute the shares of Series B preferred stock and common stock to its members. Upon the closing of Rackable Systems’ initial public offering of its common stock in June 2005, each share of Series B preferred stock was redeemed for cash. Consequently, Rackable Systems issued 9,016,000 of common stock and paid $24,738,000 to the Series B preferred stockholders. As of June 30, 2005, there were no outstanding shares of preferred stock.

Effective July 1, 2003, upon the adoption of SFAS No. 150, Rackable Systems reclassified the aggregate carrying value of Series A preferred stock at that date, totaling approximately $21,400,000, net of deferred compensation of $1,839,000 associated with 800,000 shares of Series A preferred stock issued to two Company executives, to long-term liabilities. Subsequent to the adoption of SFAS No. 150, for the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005, Rackable Systems recorded accretion for preferred stock dividends of approximately $579,000, $490,000, $1,144,000 and $1,087,000, respectively, which is included as a component of interest expense in the Statements of Operations.

11. EMBEDDED DERIVATIVES IN PREFERRED STOCK

The Series A preferred stock redemption feature that provides for settlement of the common stock portion of the Conversion Unit in cash at the option of the holder effectively provides the holder of Series A preferred stock with a call option that is considered an embedded call option derivative under SFAS No. 133. Consequently, the common stock portion of the Conversion Unit must be bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded call option was approximately $3,763,000, recorded as a liability at the date of issuance, reducing the recorded value of Series A preferred stock. On February 13, 2003 (second issuance date), the fair value of the embedded call option was approximately $412,000, recorded as a liability at the second issuance date, reducing the recorded value of the second issuance of Series A preferred stock. In accordance with the provisions of SFAS No. 133, Rackable Systems is required to adjust the carrying value of such embedded call option to fair value at each reporting date and recognize the change in fair value in the Statement of Operations. As a result Rackable Systems recognized expense of approximately $12,903,000 and none for the three months ended June 30, 2004 and 2005 and $25,806,000 and $4,204,000 for the six

months ended June 30, 2004 and 2005, respectively, recorded as a component of changes in fair value of embedded derivatives in preferred stock in the Statements of Operations. At December 31, 2004 and June 30, 2005, the estimated fair value of the embedded call option was approximately $103,627,000 and none, respectively. In February 2005, Rackable Investment LLC, the sole holder of all outstanding shares Series A preferred stock, relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. As a result, because the common stock portion of the conversion unit can only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash ($107,831,000) was reclassified from liabilities to additional paid-in capital.

The Series A preferred stock redemption feature that provides for redemption at the greater of (i) the face value (plus any accumulated or accrued but unpaid dividends thereon) or (ii) product of the face value multiplied by 1.25 effectively provides the holders of the Series A preferred stock with a put option that is considered an embedded derivative under SFAS No. 133. Consequently the embedded put option must be bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded put option was $128,000, recorded as a liability at the date of issuance, reducing the recorded value of the Series A preferred stock. On February 13, 2003 (second issuance date), the fair value of the embedded derivative was insignificant. In accordance with the provisions of SFAS No. 133, Rackable Systems is required to adjust the carrying value of the embedded put option to fair value at each reporting date and recognize the change in fair value in the Statement of Operations. At December 31, 2004 and June 30, 2005, the estimated fair value of the put option in the Series A preferred stock was approximately $12,000 and none, respectively. As a result, during the three months ended June 30, 2004 and 2005 and for the six months ended June 30, 2004 and 2005, Rackable Systems recognized income of approximately $15,000, $0, $30,000 and $12,000, respectively, recorded as a component of changes in fair value of embedded derivatives in preferred stock in the Statements of Operations.

12. STOCKHOLDERS’ EQUITY (DEFICIT)

In April 2005, Rackable Systems effected a 2-for-3 reverse stock split for its common stock and increased the number of authorized shares of common stock from 28,500,000 to 50,000,000 shares. All share and per share information for Rackable Systems in the accompanying financial statements have been adjusted to retroactively give effect to the reverse stock split.

On June 9, 2005, Rackable Systems issued 6,250,000 shares of its common stock in an underwritten public offering at a per share price of $12. Aggregate net proceeds after deducting underwriting discounts and commission and issuance costs was approximately $67.5 million. In connection with the closing of the initial public offering, Rackable Systems’ Series A preferred stock was converted into 9,016,000 shares of common stock (See Note 10), and Rackable Systems’ eliminated the Series A preferred stock and Series B preferred stock from its authorized capital stock and increased the number of authorized shares of common stock from 50,000,000 to 120,000,000 shares.

13. STOCK-BASED COMPENSATION

Rackable Systems adopted the 2005 Equity Incentive Plan (the “2005 Plan”) in April 2005. The 2005 Plan is the successor equity incentive program to the 2002 Plan. The 2005 Plan became effective on June 9, 2005 and the aggregate number of shares of common stock that may be initially issued pursuant to stock awards under the 2005 Plan is 1,551,291 shares. In the three months ended June 30, 2005, Rackable Systems granted 59,001 options under the 2005 plan and none under the 2002 plan.

In connection with the stock options granted to employees under the 2002 Plan, Rackable Systems recorded deferred stock-based compensation, net of cancellations, of $386,000 in the six month period ended June 30, 2005, which represents the difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes on the grant date. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options, generally five years. Rackable Systems recorded stock-based compensation expense associated with option grants for common stock of approximately $65,000, $142,000, $115,000 and $281,000 for the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005, respectively.

14. INCOME TAXES

Provisions for income taxes for the three months ended June 30, 2004 and 2005 and six months ended June 30, 2004 and 2005 were $421,000, $1,200,000, $941,000 and $1,533,000, respectively. The effective tax rate differs from the statutory income tax rate in the respective periods mainly due to permanent tax differences associated with the accounting for embedded derivates and preferred stock dividends recorded as interest expense.

15. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

Rackable Systems is managed by its executive officers in Milpitas, California and has no long-lived assets outside of the United States. Rackable Systems operates in two reportable business segments: the design, developing and marketing of customized high-density compute servers and high-capacity storage systems. Rackable Systems’ chief operating decision maker is the CEO. Sales revenue from both domestic and international customers, and on a percentage basis by country (based on ship-to address of the customer on the invoice) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Domestic revenue	$32,641	$39,599	$50,514	$69,850
International revenue	2,198	4,361	2,392	4,599

Total gross revenue	$34,839	$43,960	$52,906	$74,449

Revenue by country:
United States	94%	90%	95%	94%
Republic of China	4%	7%	2%	4%
Other	2%	3%	3%	2%

Total	100%	100%	100%	100%

Sales revenue for the high-density compute server and high-capacity storage system segments for the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Compute servers	$33,600	$37,806	$50,945	$66,515
Storage systems	1,239	6,154	1,961	7,934

Total gross revenue	$34,839	$43,960	$52,906	$74,449

Cost of revenue information by segment is not available. Accordingly, only revenue by segment is reported.

16. RELATED PARTY TRANSACTIONS

On December 23, 2002 Rackable Systems entered into an advisory agreement with its principal investor, Parthenon Capital, LLC (“Parthenon”), pursuant to which Parthenon agreed to provide management advisory services to Rackable Systems for a renewable five year term for a fee of $210,000 per annum, payable in quarterly installments of $52,500. Total fees and expenses paid to Parthenon in connection with management advisory services provided to Rackable Systems, recorded through a charge to general and administrative expenses, were approximately $52,500 and none for the three months ended June 30, 2004 and 2005 and $105,000 and none for the six months ended June 30, 2004 and 2005, respectively. The advisory agreement was terminated in September 2004.

In February 2005, Rackable Systems entered into an agreement with Rackable Investment LLC, Rackable Systems’ former controlling stockholder, in which Rackable Investment LLC gave up its right to take cash in lieu of common stock upon redemption of the Series A preferred stock held by it. In consideration for this, Rackable Systems agreed (1) not to take a number of corporate actions without Rackable Investment LLC’s consent, including pricing or consummating a contemplated initial public offering, (2) to amend the registration rights agreement between Rackable Systems and Rackable Investment LLC and Rackable Systems’ founders that provides Rackable Investment LLC with additional registration rights in the event of another offering, and (3) to amend the voting agreement with Rackable Investment LLC to clarify the provisions of that agreement. As a result, the carrying amount of the embedded derivative related to the common stock conversion unit of the Series A preferred stock was reclassified to additional paid-in capital in February 2005 (Note 11).

In February 2005, Rackable Systems repurchased a total of 816,083 shares of its common stock from the three founders of Old Rackable for approximately $6,000,000 in cash. Such shares had been issued to the three founders in connection with the purchase of Old Rackable in December 2002 and represented approximately 18% of the common stock in Rackable Systems held by the founders.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Factors That May Affect Operating Results” in this Form 10-Q. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-Q are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2004, contained in our Prospectus relating to our recent initial public offering of our common stock.

Company Overview

We develop, market and sell server and storage systems purpose-built for large-scale data center deployments. Recently, enterprises have begun to deploy large-scale computing and storage farms by aggregating large numbers of relatively inexpensive, open-standard modular computing and storage systems, also known as “scale out” systems. These scale out systems typically run low-cost operating systems such as Linux and Windows and, we believe, enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide enterprises with greater flexibility and scalability.

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. Our Foundation Series compute server uses our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. Sales of our Foundation Series compute servers in the second quarter of 2005 accounted for 91% of our compute server revenue. In August 2004, we expanded our product line to include the Scale Out Series of compute servers as an additional offering in our product line, which we designed to further increase density levels, improve thermal management, and enhance cable management and system serviceability. Our Scale Out Series revenues for the second quarter of 2005 accounted for 9% of our compute server revenue. We also offer low-cost, high-capacity storage systems, which leverage many of our core server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. In the second quarter of 2005, we shipped over 1,000 storage systems which represent approximately 14% of our second quarter revenues.

We market our systems primarily through our direct sales force to enterprises within the United States. In the second quarter of 2005, we had higher international sales due to a large deployment in China. We focus our sales and marketing activities on enterprises that typically purchase 100 or more servers per year. To date, we have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas exploration and biotechnology and pharmaceuticals. In the second quarter of 2005, we added approximately 50 new customers.

In June 2005, we completed our initial public offering. Aggregate net proceeds from the offering, after deducting underwriting discounts and commission and issuance costs, were approximately $67.5 million. We used $26.2 million of the offering proceeds to redeem all of our outstanding shares of preferred stock and to repay a portion of the promissory notes previously issued to our founders.

Fiscal Periods

If the last day of the calendar quarter does not end on a Saturday, our fiscal quarter ends on the first Saturday following the last day of the calendar quarter. For presentation purposes, we refer to the end of the quarter and year as the last day of the calendar quarter and year. Consequently, references to interim periods in this discussion as ending on June 30, 2004 and 2005, actually ended on July 3, 2004 and July 2, 2005, respectively. Our fiscal year, which we refer to as ended on December 31, 2004, actually ended on January 1, 2005.

Accounting for Fair Value of Embedded Derivatives

On December 23, 2002, in connection with a reorganization that involved a venture capital investment in our company, we issued 20,000,000 shares of our Series A preferred stock for a total consideration of $20.0 million. On February 13, 2003, we issued an additional 1,000,000 shares of Series A preferred stock for a total consideration of $1.0 million.

The shares of Series A preferred stock are redeemable for, or convertible into, Series B preferred stock and common stock. The Series B preferred stock is redeemable for cash. The redemption feature for the cash portion provides for redemption at the amount equal to the purchase price plus any accumulated or accrued but unpaid dividends, but no less than 125% of the purchase price. This effectively provides the holders of the Series A preferred stock with a put option that is considered an embedded derivative under SFAS No. 133. Consequently the embedded put option must be bifurcated and accounted for separately. In addition, under our certificate of incorporation, the holders of the Series A preferred stock have the option to take cash in lieu of the common stock issuable upon redemption of the Series A preferred stock, valued at fair market value. In accordance with the provisions of SFAS 133, we have been required to adjust the carrying value of this embedded call option derivative to fair value at each reporting date and recognize the change in fair value in the statements of operations. We determined the fair value of the embedded call option derivative based upon the fair value of the underlying common stock. See “Stock Options to Employees” below for a discussion of how we determined the fair value of our common stock for financial reporting purposes.

In February 2005, the holder of the Series A preferred stock, Rackable Investment LLC, relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. As a result, because the common stock portion of the conversion unit can now only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash, $107.8 million, was reclassified from liabilities to additional paid-in capital. For the year ended December 31, 2004 and the three and six months ended June 30, 2005, the charge to operations for the change in the fair value of the embedded derivatives was $51.3 million, none and $4.2 million, respectively. In connection with the closing of our initial public offering and redemption of our outstanding shares of preferred stock, we eliminated the Series A and B preferred stock from our authorized capital stock.

For a discussion of our other critical accounting policies, see “Critical Accounting Policies, Significant Judgments and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus filed with the SEC on June 10, 2005.

Results of Operations

The following table sets forth our financial results, as a percentage of revenue, for the three and six months ended June 30, 2004 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	79.7%	79.1%	80.7%	79.7%

Gross margin	20.3%	20.9%	19.3%	20.3%

Operating expenses:
Research and development	0.6%	1.1%	0.7%	1.1%
Sales and marketing	8.5%	8.4%	9.0%	9.0%
General and administrative	3.3%	4.3%	4.3%	4.7%

Total operating expenses	12.4%	13.8%	14.0%	14.8%

Income from operations	7.9%	7.1%	5.3%	5.5%

Other income (expense):
Change in fair value of embedded derivatives in preferred stock	(37.0)%	—	(48.7)%	(5.6)%
Interest income	—	—	—	—
Interest expense	(1.8)%	(1.7)%	(2.2)%	(2.1)%
Other income (expense), net	—	—	—	—

Total other income (expense), net	(38.8)%	(1.7)%	(50.9)%	(7.7)%

Income (loss) before income tax provision	(30.9)%	5.4%	(45.6)%	(2.2)%
Income tax provision	(1.2)%	(2.7)%	(1.8)%	(2.1)%

Net income (loss)	(32.1)%	2.7%	(47.4)%	(4.3)%

Comparison of the Three Months Ended June 30, 2004 and 2005

Revenue. Revenue increased $9.2 million, or 26%, to $44.0 million for the three months ended June 30, 2005 compared to $34.8 million for the three months ended June 30, 2004. Revenue growth was a result of an increase in units sold. International sales accounted for 10% of revenue in the second quarter of 2005, primarily due to a large sale to a customer in China. We believe international sales will be less than 10% of revenue for the third quarter of 2005. We did not have material service revenues for the three months ended June 30, 2004 and 2005.

Cost of revenue and gross profit. Cost of revenue primarily consists of the costs to manufacture our finished products and the costs we pay to our suppliers for processors, memory and other components used in our systems. Our costs to manufacture products include both the cost of our in-house manufacturing organization as well as the cost of our third-party contract manufacturers. Cost of revenue also includes provisions for warranty and excess or obsolete inventory and compensation costs, including stock-based compensation which historically has not been significant. Cost of revenue increased $7.0 million, or 25%, to $34.8 million for the three months ended June 30, 2005 compared to $27.8 million for the three months ended June 30, 2004. The increase was due primarily to an increase in units sold and increased investment across our manufacturing and service and support functions.

Gross profit increased $2.2 million, or 31%, to $9.2 million for the three months ended June 30, 2005 compared to $7.0 million for the three months ended June 30, 2004. Gross margin as a percentage of net revenue improved to 20.9% for the three months ended June 30, 2005 compared to 20.3% for the three months ended June 30, 2004. Higher gross margin in the current quarter was primarily attributable to the sale of a higher proportion of storage servers, which accounted for approximately 14% of our revenue for the three months June 30, 2005 compared to 4% of our revenue for the three months ended June 30, 2004. Generally, storage servers have higher gross margins than our compute servers.

Research and development expense. Research and development expense consists primarily of employee, contractor, and related personnel costs, expenses related to new component and product design, testing, implementation and evaluation, test equipment and other product development activities. All research and development costs are expensed as incurred. Research and development expense increased $277,000, or 126%, to $497,000 for the three months ended June 30, 2005 compared to $220,000 for the three months ended June 30, 2004. For the three months ended June 30, 2005, research and development costs increased $281,000 for employee related costs due to an increase in headcount. Facility allocation expense also increased due to our move to a new facility in third quarter of 2004 but was off-set by a decrease in professional services expense.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees and salaries paid to our engineers who work with our sales and service employees to help determine the components and configuration requirements for new products. We also incur marketing expenses for marketing activities such as trade shows, direct mail and print advertising. Sales and marketing expense increased $727,000 or 24%, to $3.7 million for the three months ended June 30, 2005 compared to $3.0 million for the three months ended June 30, 2004. Payroll, bonuses and related fringe benefits accounted for $303,000 of the increase and was the result of an increase in headcount, and expenses for customer evaluation units accounted for $319,000 of the increase and was the result of the introduction of new product offerings and the expansion of our customer base. In addition, charges due to amortization of deferred stock based compensation related to employee stock option grants was $67,000 for the three months ended June 30, 2005 compared to $32,000 for the three months ended June 30, 2004.

General and administrative expense. General and administrative expense consists primarily of salaries and overhead for our administrative staff and accounting and legal expenses. General and administrative expense increased $728,000, or 61%, to $1.9 million for the three months ended June 30, 2005 compared to $1.2 million for the three months ended June 30, 2004. Payroll, bonuses and related fringe benefits accounted for $385,000 of the increase and were due to an increase in headcount, audit expense incurred in connection with our initial public offering accounted for $260,000 of the increase, and professional services and consultant expenses accounted for $241,000 of the increase. We do not expect audit expenses incurred in connection with our initial public offering to recur in future periods. The increase in general and administrative expenses for the three months ended June 30, 2005 was partially offset by a charge of $147,000 of amortization of stock based compensation related to promissory notes from executives issued in connection with our preferred stock financing incurred in the three months ended June 30, 2004 that was not present in the three months ended June 30, 2005.

Change in fair value of embedded derivatives. The expense to operations for the change in fair value of embedded derivatives decreased $12.9 million, or 100%, to none for the three months ended June 30, 2005 compared to $12.9 million for the three months ended June 30, 2004. The decrease was the result of the cessation of derivative accounting associated with our preferred stock in February 2005 when the holder of our Series A preferred stock, Rackable Investment LLC, relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. See “Accounting for Fair Value of Embedded Derivatives” in “Company Overview” for additional details.

Interest income. Interest income increased to $17,000 in the three months ended June 30, 2005 compared to none in the three months ended June 30, 2004. Given the proceeds from our initial public offering, we expect future interest income to increase from the current level.

Interest expense. Interest expense increased $128,000, or 21%, to $746,000 for the three months ended June 30, 2005 compared to $618,000 for the three months ended June 30, 2004. The increase was primarily due to increased use of our line of credit facility in the three months ended June 30, 2005. After our initial public offering, we redeemed our mandatorily redeemable preferred stock. With this redemption, we will not incur further dividend expenses, recorded as interest expenses on our statements of operations, on our mandatorily redeemable preferred stock. In addition, we used the proceeds from our initial public offering to pay off our line of credit. Consequently, we expect interest expense to decrease in the third quarter of 2005.

Provision for income taxes. Provision for income taxes for the three months ended June 30, 2005 was $1.2 million compared to $421,000 for the three months ended June 30, 2004. The effective tax rate differs from the statutory income tax rate in the respective periods mainly due to permanent tax differences associated with our accounting for embedded derivates and preferred stock dividends recorded as interest expense.

Stock based compensation. Stock based compensation expense decreased $70,000 to $142,000 for the three months ended June 30, 2005 compared to $212,000 for the three months ended June 30, 2004. The decrease was primarily a result of $147,000 of amortization of stock based compensation that we charged to general and administrative expense related to promissory notes from executives issued in connection with our preferred stock financing for the three months ended June 30, 2004 compared to none for the three months ended June 30, 2005. This was offset by an increase of $77,000 from amortization of deferred stock based compensation related to employee grants issued after June 30, 2004. Under the intrinsic-value method of accounting for stock based compensation arrangements for employees, we recognize compensation cost to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant.

Comparison of the Six Months Ended June 30, 2004 and 2005

Revenue. Revenue increased $21.5 million, or 41%, to $74.4 million for the six months ended June 30, 2005 compared to $52.9 million for the six months ended June 30, 2004. Revenue growth was a result of an increase in units sold. Service revenues were not material for the six months ended June 30, 2004 and 2005.

Cost of revenue and gross profit. Cost of revenue increased $16.6 million, or 39%, to $59.3 million for the six months ended June 30, 2005 compared to $42.7 million for the six months ended 2004. The increase was due primarily to the increase in units sold and increased investment across our manufacturing and service and support functions.

Gross profit increased $4.9 million, or 48%, to $15.1 million for the six months ended June 30, 2005 compared to $10.2 million for the six months ended June 30, 2004. Gross margin as a percentage of net revenue improved to 20.3% for the six months ended June 30, 2005 compared to 19.3% for the six months ended June 30, 2004. The increase was primarily attributable to the sale of a higher proportion of storage servers.

Research and development expense. Research and development expense increased $483,000, or 133%, to $845,000 for the six months ended June 30, 2005 compared to $362,000 for the six months ended June 30, 2004. Payroll, bonuses and related fringe benefits accounted for $441,000 of the increase and was due to an increase in headcount. Given the additional headcount, facility allocation expense increased $52,000 and was offset by a $71,000 decrease in professional services expense. In addition, charges due to amortization of deferred stock based compensation related to employee stock option grants were $36,000 for the six months ended June 30, 2005 compared to $21,000 for the six months ended June 30, 2004.

Sales and marketing expense. Sales and marketing expense increased $1.9 million, or 40%, to $6.7 million for the six months ended June 30, 2005 compared to $4.8 million for the six months ended June 30, 2004. Payroll, bonuses and related fringe benefits accounted for $791,000 of the increase and was due to an increase in headcount, commission expense accounted for $382,000 of the increase and was the result of higher sales, and expenses for customer evaluation units accounted for $609,000 of the increase and was the result of the expansion of our customer base. Charges due to amortization of deferred stock based compensation related to employee stock option grants were $132,000 for the six months ended June 30, 2005 compared to $54,000 for the six months ended June 30, 2004.

General and administrative expense. General and administrative expense increased $1.3 million, or 59%, to $3.5 million for the six months ended June 30, 2005 compared to $2.2 million for the six months ended June 30, 2004. Payroll, bonuses and related fringe benefits increased $641,000 due to an increase in headcount. In preparation for our initial public offering in June 2005, audit, tax and legal related expenses increased by $442,000 and consultant and professional services expenses increased by $349,000. These increases were partially offset by $105,000 in management fees paid to Parthenon in the six months ended June 30, 2004 compared to none in the six months ended June 30, 2005. Stock based compensation expense decreased $209,000 to $65,000 for the six months ended June 30, 2005 compared to $274,000 for the six months ended June 30, 2004. The decrease was primarily a result of $270,000 of amortization of stock based compensation that was charged to general and administrative expense related to promissory notes from executives issued in connection with our preferred stock financing for the six months ended June 30, 2004. There was no similar charge for the six months ended June 30, 2005.

Change in fair value of embedded derivatives. The change in fair value of embedded derivatives expense to operations decreased $21.6 million, or 84%, to $4.2 million for the six months ended June 30, 2005 compared to $25.8 million for the six months ended June 30, 2004. The decrease was the result of the cessation of derivative accounting associated with our preferred stock in February 2005 when the holder of our Series A preferred stock, Rackable Investment LLC, relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. See “Accounting for Fair Value of Embedded Derivatives” in “Company Overview” for additional details.

Interest income. Interest income increased $15,000, or 375%, to $19,000 for the six months ended June 30, 2005 compared to $4,000 for the six months ended June 30, 2004. We expect that our future interest income will increase from current levels as we start to accrue interest on the net proceeds of our initial public offering.

Interest expense. Interest expense increased $342,000, or 29%, to $1.5 million for the six months ended June 30, 2005 compared to $1.2 million for the six months ended June 30, 2004. The increase was primarily related to increased borrowings under our line of credit facility. We expect interest expense to decrease as we anticipate no further dividend expense charge from our mandatorily redeemable preferred stock and no near term borrowings under our line of credit facility.

Provision for income taxes. Provision for income taxes for the six months ended June 30, 2005 was $1.5 million compared to $941,000 for the six months ended June 30, 2004. The effective tax rate differs from the statutory income tax rate in the respective periods mainly due to permanent tax differences associated with our accounting for embedded derivates and preferred stock dividends recorded as interest expense.

Stock based compensation. Stock based compensation expense decreased $104,000 to $281,000 for the six months ended June 30, 2005 compared to $385,000 for the six months ended June 30, 2004. We incurred approximately $270,000 of stock based compensation expense as a result of the amortization of stock based compensation that we charged to general and administrative expense related to promissory notes from executives issued in connection with our preferred stock financing for the six months ended June 30, 2004. There was no similar charge for the six months ended June 30, 2005. This was partially offset by the $166,000 increase of amortization of deferred stock based compensation related to employee grants as we granted more options after June 30, 2004, resulting in the difference.

Liquidity and Capital Resources

Liquidity

We ended the second quarter of 2005 with $35.9 million in cash and cash equivalents as compared to $17.1 million at December 31, 2004, an increase of $18.8 million from six months ago. This increase was primarily due to the $68.5 million of net proceeds raised in our initial public offering (excluding approximately $1 million of issuance costs which have been accrued but not yet paid as of June 30, 2005), less $14.1 million to pay the balance on our line of credit, $24.7 million to redeem our mandatorily redeemable preferred stock and $1.5 million to partially repay promissory notes payable to related parties. We expect to finance our operations primarily through operating cash flows, cash reserves and available borrowings under our line of credit. We plan to invest a large portion of our available cash in highly liquid, investment grade government and agency debt securities with maturities of less than three months.

The following table summarizes Rackable System’s statement of cash flows for the six months ended June 30, 2004 and 2005:

	Six Months Ended June 30,
	2004	2005
Statements of Cash Flows Data:
Net cash used in operating activities	$(3,681)	$(3,066)
Net cash used in investing activities	(527)	(352)
Net cash provided by financing activities	3,375	22,209

Net increase (decrease) in cash and cash equivalents	(833)	18,791
Cash and cash equivalents—Beginning of period	2,320	17,111

Cash and cash equivalents—End of period	$1,487	$35,902

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2005 was $3.1 million, as compared to $3.7 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, net loss of $3.2 million was offset by $4.2 million of non-cash charges pertaining to changes in the fair value of embedded derivatives and $281,000 of non-cash charges for amortization of stock based compensation. Cash was used in operating activities to fund net working capital increases in accounts receivable of $10.3 million and in inventories of $6.5 million. This was partially offset by an increase in accounts payable of $8.1 million. For the six months ended June 30, 2004, net loss of $25.1 million was offset by $25.8 million non-cash charges pertaining to changes in the fair value of embedded derivatives. Cash was primarily used to fund increases in account receivable of $5.4 million and in inventories of $6.9 million, which was offset by an increase in accounts payable and accrued expenses of $5.3 million and $1.0 million, respectively.

We anticipate that accounts receivable, inventory and accounts payable will continue to increase to the extent our business expands.

Investing Activities

For the six months ended June 30, 2005, we used $352,000 for capital expenditures for computer hardware, office equipment and software applications compared to $527,000 for the six months ended June 30, 2004. In general, we are not a capital intensive company. However, we do expect capital investment to moderately increase in the near future as we invest in our infrastructure and systems to improve our process controls and procedures in anticipation of becoming compliant with Sarbanes-Oxley requirements.

Financing Activities

Net cash generated from financing activities during the six months ended June 30, 2005 was $22.2 million, as compared to $3.4 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, we successfully completed our initial public offering, netting $68.5 million after issuance costs (excluding approximately $1 million of issuance costs which have been accrued but not yet paid as of June 30, 2005). With the net proceeds, we redeemed our mandatorily redeemable preferred stock in the amount of $24.7 million, paid off our credit facility with Silicon Valley Bank in the amount of $14.1 million and repaid $1.5 million of notes payable to related parties. In the period, we also repurchased $6.0 million of shares from our Founders. For the six months ended June 30, 2004, we primarily financed our operations through our line of credit with Silicon Valley Bank. We intend to extend our line of credit with Silicon Valley Bank prior to its expiration in August 2005.

We expect to grow our operating expenses as we continue to execute our business strategy. We intend to fund these activities with the cash generated from operations and do not intend to increase our expenditures beyond what we believe our operations can support. This increase in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash resources.

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at June 30, 2005, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years
Operating leases	$1,741	$458	$1,283
Purchase obligations	405	250	155
Notes payable to related parties, including interest	1,597	7	1,590

Total	$3,743	$715	$3,028

In July 2004, we entered into a five-year lease agreement for our corporate headquarters located in Milpitas, CA.

In February 2004, we agreed to purchase 5,000 units of remote management cards from a supplier annually for three years. As of June 30, 2005, we had met all of this commitment for 2005. The approximate remaining commitment for 2006 is $155,000.

Pursuant to our agreement with Yahoo! in September 2003, we agreed to spend $250,000 in marketing with them over an 18 month period which has been extended an additional nine months through December 31, 2005. Through June 30, 2005, we have not spent any marketing dollars pursuant to this agreement.

On December 31, 2004, we repurchased a warrant issuance obligation by entering into a promissory note arrangement with each of the former stockholders of Old Rackable for an aggregate principal amount of $3.0 million. The notes bear interest at 2.48% per annum, compounded annually. We repaid approximately 50% of the outstanding principal immediately following our initial public offering, and the remaining 50% of the outstanding principal plus accrued and unpaid interest shall be due and payable in full upon the earlier to occur of (1) the first secondary offering of our common stock or (2) December 9, 2006. This obligation is reflected in notes payable to related parties in the table above.

Other than the obligations, liabilities and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations. We have no off-balance sheet transactions.

We believe that our current cash balance and cash generated from operations will be sufficient to meet our needs for the foreseeable future. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Related Party Transactions

In February 2005, we purchased from our three founders an aggregate of 816,083 shares of our common stock at a purchase price of $7.35 per share, for an aggregate purchase price of $6.0 million.

For other related party transactions, refer to the analogous section in our prospectus filed with the SEC on June 9, 2005.

Factors That May Affect Our Operating Results

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. For example, our revenues grew from $18.1 million for the quarter ended March 31, 2004 to $34.8 million for the quarter ended June 30, 2004, but declined to $33.9 million for the quarter ended September 30, 2004 and to $23.0 million for the quarter ended December 31, 2004, but then increased to $30.5 million for the quarter ended March 31, 2005 and to $44.0 for the quarter ended June 30, 2005. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	timing of delivery of our products;

•	addition of new customers or loss of existing customers;

•	our ability to enhance our products with new and better functionality;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	new product announcements or introductions or changes in pricing by our competitors;

•	the portion of our revenues that result from the sale of server products and storage products;

•	technology and intellectual property issues associated with our products; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

We are substantially dependent on a concentrated number of customers that purchase in large quantities. If we are unable to maintain or replace our relationships with customers and diversify our customer base, our revenues may fluctuate and our growth may be limited.

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. For example, our largest customer in fiscal 2002 accounted for 32% of our revenues, but this customer only accounted for 6% of our revenues in fiscal 2003 and none of our revenues in fiscal 2004. Similarly, our largest customer in fiscal 2004 accounted for 36% of our revenues, but only accounted for 1% of our revenues in fiscal 2003. In the first six months of 2005 one customer accounted for approximately 30% of our revenues. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

We face intense competition from the leading enterprise computing companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth or profitability.

The markets for compute server products and storage products are highly competitive. Our most significant competitors, Dell, Inc., Hewlett-Packard Company, International Business Machines Corporation and Sun Microsystems, Inc. in the compute server market and EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems, Ltd. and Network Appliance, Inc. in the storage market, represent some of the most established companies in the computer industry. These competitors have the following advantages over us:

•	substantially greater market presence and greater name recognition;

•	substantially greater financial, technical, research and development, sales and marketing, manufacturing, distribution and other resources;

•	longer operating histories;

•	a broader offering of products and services;

•	more established relationships with customers, suppliers and other technology companies; and

•	the ability to acquire technologies or consolidate with other companies in the industry to compete more effectively.

Because these competitors have greater financial strength than we do and are able to offer a more diversified bundle of products and services, they may have the ability to severely undercut the pricing of our products, which would make us uncompetitive or force us to reduce our average selling prices, negatively impacting our margins. In addition, we have on occasion lost sales opportunities due to a competitor undercutting the pricing of our products or maintaining superior brand recognition. These competitors may be able to develop products that are superior to the commercially available components that we incorporate into our products, or may be able to offer products that provide significant price advantages over those we offer. For instance, a competitor could use its resources to develop proprietary motherboards with specifications and performance that are superior in comparison with the platforms that are currently available to the marketplace, which could give that competitor a distinct technological advantage. In addition, if our competitors’ products become more accepted than our products, our competitive position will be impaired.

As the enterprise computing industry evolves, we expect to encounter additional competitors, including companies in adjacent technology businesses such as storage and networking infrastructure and management, companies providing technology that is complementary to ours in functionality, such as datacenter management software, contract manufacturers, and other emerging companies that may announce server product offerings. Moreover, our current and potential competitors, including companies with whom we currently have strategic alliances, may establish cooperative relationships among themselves or with other third parties. If this occurs, new competitors or alliances may emerge that could negatively impact our competitive position.

Our products incorporate open standard, commoditized components and materials that we obtain in spot markets, and, as a result, our cost structure and our ability to respond in a timely manner to customer demand are sensitive to volatility of the market prices for these components and materials.

A significant portion of our operating expenses is directly related to the pricing of commoditized materials and components utilized in the manufacture of our products, such as memory, hard drives and central processing units, or CPUs. As part of our procurement model, we do not enter into long-term supply contracts for these materials and components, but instead purchase these materials and components in a competitive bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by price volatility in the marketplace for these components and materials, especially for dynamic random access memory, or DRAM. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. In addition, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margins.

In addition, because our procurement model involves our ability to maintain a low inventory and to acquire materials and components as needed, and because we do not enter into long-term supply contracts for these materials and components, we may be in a position in which our ability to effectively and efficiently respond to customer orders may be constrained by the then-current availability or the terms and pricing of these materials and components. Our industry has experienced component shortages and delivery delays in the past, and in the future we may experience shortages or delays of critical components as a result of strong demand in the industry or other factors. As one example, DRAM can represent a significant portion of our cost of revenues, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. In the past, we have encountered situations where we were forced to pay higher prices than we anticipated for DRAM, and we have encountered situations where DRAM was in tight supply and we were unable to deliver customer orders on their anticipated delivery dates. We expect a tightening DRAM supply in the third quarter of 2005. As another example, the industry is currently experiencing a shortage of selected Intel chips, which has caused some of our motherboard suppliers to reduce or suspend shipments of motherboards using these chips. This has impacted our ability to ship selected configurations to some of our customers, and has in some cases accelerated a transition to other platforms. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

We intend to continue to grow our business by entering new markets, developing new product and service offerings and pursuing new customers. In connection with this growth, we expect that our annual operating expenses will increase over the next several years as we expand our sales and marketing, research and development, manufacturing and production infrastructure, and our customer service and support efforts. Our failure to timely or efficiently expand operational and financial systems and to implement or maintain effective internal controls and procedures could result in additional operating inefficiencies that could increase our costs and expenses more than we had planned and might cause us to lose the ability to take advantage of market opportunities, enhance existing products, develop new products, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, if we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results will be negatively impacted.

We intend to expand our sales into international markets, which may be more difficult than we expect, and if we are unable to do so successfully, our revenues and operating results may be adversely impacted.

One component of our growth strategy is to expand into international markets. However, we have limited experience in selling our systems overseas, and we may encounter unexpected difficulties in doing so. If we are not able to expand into international markets, our ability to grow our business will be adversely affected. Some of the factors that may impact our ability to initiate and maintain sales in foreign markets include:

•	our ability to establish international manufacturing, support and service, which could be costly and time consuming;

•	our ability to establish channel relationships with resellers in international markets;

•	adoption of new laws or changes to existing international laws;

•	our ability to service international installations;

•	currency fluctuations; and

•	political and economic instability.

Our business depends on decisions by potential customers to adopt our modular, open standard-based products and to replace their legacy server systems with our products, and they may be reluctant to do so, which would limit our growth.

Our business depends on companies moving away from large proprietary RISC/UNIX servers, to servers based on modular, open standard-based architecture, including servers that run on Linux and Microsoft Windows operating systems and that utilize commercially available x86 processor architectures. If enterprises do not continue to adopt this open standard-based approach, the market for our products may not grow as we anticipate and our revenues would be adversely affected. Excluding sales to Microsoft Corporation, we believe that a majority of the server systems that we sold in 2004 and the first quarter of 2005 ran on the Linux operating system, and are subject to the GNU General Public License. Pending litigation involving the SCO Group’s claim against IBM that Linux is an unauthorized derivative work of the UNIX® operating system, if it results in a ruling that users of Linux must pay royalties to SCO or others, could impede broader Linux adoption and could materially harm our ability to sell our products based on the Linux operating system. In addition, the GNU General Public License is a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation or that a party could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under these licenses. Any ruling by a court that these licenses are not enforceable, or that the Linux operating system or significant portions of it may not be copied, modified or distributed subject only to the minimal restrictions contained in these licenses, could also impede broader Linux adoption and limit our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their datacenter systems. The failure of our customers and potential customers to replace their legacy server systems and adopt open standard-based modular technologies could have a material adverse impact on our ability to maintain or generate additional revenues.

We rely primarily on our direct sales force to generate revenues, and may be unable to hire additional qualified sales personnel in a timely manner or retain our existing sales representatives.

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to hire additional qualified sales personnel in the near term and beyond if we are to achieve our anticipated revenue growth. The competition for qualified sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, it has taken us up to six months to hire a qualified sales executive and it may take a newly hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencement of the search to productivity in excess of one year. In addition, if we are unable to retain our existing sales personnel, our ability to maintain or grow our current level of revenues will be adversely affected.

We intend to adopt a channel strategy to generate additional sales and revenues, and the failure to implement this strategy successfully might affect our ability to sustain revenue growth and may harm our business and operations.

An increasing portion of our sales strategy is to develop our sales efforts through the use of resellers and other third parties to sell our systems. We may not be successful in building or expanding relationships with these third parties. Further, even if we do develop and expand these relationships, they may conflict with our direct sales efforts in some territories. Ineffective marketing of our products by our resellers or disruptions in our distribution channels could lead to decreased sales or slower than expected growth in revenues and might harm our business and operations.

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

Our company has only been in existence since October 1999, and much of our growth has occurred since December 2002. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business, financial condition and results of operations will be adversely affected.

Our sales cycle requires us to expend a significant amount of resources, and could have an adverse effect on the amount, timing and predictability of future revenues.

The sales cycle of our products, beginning from our first customer contact to closing of the sale, often ranges from three to six months. We may expend significant resources during the sales cycle and ultimately fail to close the sale. The success of our product sales process is subject to factors over which we have little or no control, including:

•	the timing of our customers’ budget cycles and approval processes;

•	our customers’ existing use of, or willingness to adopt, open standard server products, or to replace their existing servers or expand their processing capacity with our products;

•	the announcement or introduction of competing products; and

•	established relationships between our competitors and our potential customers.

We expend substantial time, effort and money educating our current and prospective customers as to the value of our products. Even if we are successful in persuading lower-level decision makers within our customers’ organizations of the benefits of our products, senior management might nonetheless elect not to buy our products after months of sales efforts by our employees or resellers. If we are unsuccessful in closing sales after expending significant resources, our revenues and operating expenses will be adversely affected.

If we are unable to protect our intellectual property adequately, we may not be able to compete effectively.

Our intellectual property is critical to our success and our ability to compete. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. Unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology despite our efforts to protect our intellectual property. For example, we have already initiated two patent infringement actions against six defendants, seeking to enforce our intellectual property rights. We obtained consent judgments and permanent injunctions against five of the defendants, and reached a confidential settlement with the sixth. However, litigation is inherently uncertain, and there is no assurance that any litigation we initiate will have a successful outcome. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where we have two patent applications pending but do not have any issued patents, and the laws may not protect our proprietary rights as fully as the laws of the United States. Any claims or litigation that we initiate to protect our proprietary technology could be time consuming and expensive and divert the attention of our technical and management resources whether or not the claims or litigation are decided in our favor. We currently have seven patents issued in the United States and eleven utility patent applications pending. Patents may not be issued from these patent applications, and even if patents are issued, they may not benefit us or give us adequate protection from competing products. For example, issued patents might be circumvented or challenged and declared invalid or unenforceable. Moreover, if other companies develop unpatented proprietary technology similar to ours or competing technologies, our competitive position will be weakened.

If we are found to have violated the intellectual property rights of others, we could be required to indemnify our customers, resellers or suppliers, redesign our products, pay significant royalties and enter into license agreements with third parties.

Our industry is characterized by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. As we continue our business, expand our product lines and our product functionality, and expand into new jurisdictions around the world, third parties may assert that our technology or products violate their intellectual property rights. Although we have no knowledge of being in infringement, we cannot assure you that we are not in infringement of third party patents. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and would divert the attention of our technical and management resources. Successful intellectual property claims against us could result in significant financial liability or prevent us from operating our business or portions of our business. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or suppliers. Any of these events could materially harm our business, financial condition and results of operations.

If we lose the services of one or more members of our current executive management team or other key employees, or if we are unable to attract additional executives or key employees, we may not be able to execute on our business strategy.

Our future success depends in large part upon the continued service of our executive management team and other key employees. In particular, Thomas K. Barton, our president and chief executive officer, and Todd R. Ford, our executive vice president of operations and chief financial officer, are critical to the overall management of our company as well as to the development of our culture and our strategic direction. Giovanni Coglitore, our chief technology officer and one of our founders, plays a key role in our future technology and product development. The loss of services of any of these executives or of one or more other members of our executive management or sales team or other key employees could seriously harm our business.

In addition, we are currently in the process of strengthening our executive management team. Competition for qualified executives is intense, particularly in Silicon Valley, and if we are unable to continue expanding our management team or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited.

If we fail to maintain or expand our relationships with our suppliers, we may not have adequate access to new or key technology necessary for our products, and, as a result, our ability to deliver leading-edge products may be impaired.

In addition to the technologies we develop, our suppliers develop product innovations at our direction that are requested by our customers. In many cases, we retain the ownership of the intellectual property developed by these suppliers. In addition, we rely heavily on our component suppliers, such as Intel and Advanced Micro Devices, to provide us with leading-edge components. If we are not able to maintain or expand our relationships with our suppliers or continue to leverage their research and development capabilities to develop new technologies desired by our customers, our ability to deliver leading-edge products may be impaired and we could be required to incur additional research and development expenses.

We depend on our Foundation Series compute servers for substantially all of our revenues. If the market acceptance of our Foundation Series compute servers does not continue, or if we are unsuccessful in introducing our Scale Out Series compute servers, we may not be able to achieve or sustain our anticipated growth.

We sold our first Foundation Series compute servers in February 2000. For fiscal 2004 and the first six months of fiscal 2005, sales of our Foundation Series compute servers accounted for approximately 93.3% and 78.8%, respectively, of our revenues. However, we recently launched our Scale Out Series compute servers as an additional offering in our product line, which accounted for approximately 10.6% of our revenues in the first six months of fiscal 2005. While we expect this series to contribute to future revenues, we are not certain if this contribution will continue or grow. If our Scale Out Series compute servers fail to achieve market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current product line, we may not grow our business and revenues as we expect. In addition, while it is not our intention, there is the risk that sales of our Scale Out Series compute servers will, in some cases, replace sales of our Foundation Series compute servers, which would decrease the ability of our Scale Out Series compute servers to increase our revenues. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

We rely on contract manufacturers to manufacture our products, and our failure to successfully manage our relationships with these contract manufacturers could impair our ability to deliver our systems in a manner consistent with required volumes or delivery schedules, which could damage our relationships with our customers and decrease our revenues.

We rely on a small number of contract manufacturers to assemble and test a majority of our products. None of these third-party contract manufacturers are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our contract manufacturers has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. If our contract manufacturers are not able to maintain our high standards of quality, are not able to increase capacity as needed, or are forced to shut down a factory, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenues and negatively impact our growth.

Our customers require a high degree of reliability in our products and services, and if we cannot meet their expectations our relationships with our customers could be damaged and demand for our products and services will decline.

Because our customers rely on our products and services for their enterprise or mission critical applications, any failure to provide high quality products and reliable services, whether caused by our own failure or failures by our suppliers or contract manufacturers, could damage our reputation and reduce demand for our products and services. In addition, delays in our ability to fill product orders as a result of quality control issues, such as an increase in failure rates or the rate of product returns, may negatively impact our relationships with our customers and harm our revenues and growth.

If we acquire or invest in other companies, assets or technologies and we are not able to integrate them with our business, or we do not realize the anticipated financial and strategic goals for any of these transactions, our financial performance may be impaired.

If appropriate opportunities present themselves, we may consider acquiring or making investments in companies, assets or technologies that we believe are strategic. We do not have any experience in doing so, and if we do succeed in acquiring or investing in a company, asset or technology, we will be exposed to a number of risks, including:

•	we may find that the acquired company, asset or technology does not further our business strategy, that we overpaid for the company, asset or technology or that the economic conditions underlying our acquisition decision have changed;

•	we may have difficulty integrating the assets, technologies, operations or personnel of an acquired company, or retaining the key personnel of the acquired company;

•	our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	we may encounter difficulty entering and competing in new product or geographic markets or increased competition, including price competition or intellectual property litigation; and

•	we may experience significant problems or liabilities associated with product quality, technology and legal contingencies relating to the acquired business or technology, such as intellectual property or employment matters.

In addition, from time to time we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs. If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders might be diluted and earnings per share might decrease. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as of acquired in-process research and development costs, and restructuring charges.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and The NASDAQ Stock Market Rules, or Nasdaq rules. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act will require, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

The Sarbanes-Oxley Act will require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. For example, in connection with our audit for the years ended December 31, 2003 and 2004, our independent registered public accounting firm noted a reportable condition with respect to the method of accounting that we applied to the embedded derivatives related to our mandatorily redeemable preferred stock, the preferred stock issued to two executives in exchange for promissory notes and certain stock options. As a result, audit adjusting entries were required for the years ended December 31, 2003 and 2004. Due to the magnitude of the adjustments, this reportable condition was determined to be a material weakness. The accounting for equity and derivative instruments is complex, and the relevant accounting implications must be closely monitored, researched and evaluated. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq National Market.

Under the Sarbanes-Oxley Act and Nasdaq rules, we are required to maintain an independent board. We also expect these rules and regulations will make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be deemed independent for purposes of Nasdaq rules, and officers will be significantly curtailed.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates. We did not have material indebtedness for borrowed money as of June 30, 2005. The annual interest rate on our credit facility is the prime rate plus 1%. If and when we do enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales or have material purchase obligations outside of the United States and therefore do not generally have exposure to foreign currency exchange risks.

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2004 and June 30, 2005, our cash equivalents consisted of money market funds. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. As of December 31, 2004 and June 30, 2005, we had no foreign currency exchange risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures. Our management, including the chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

On June 9, 2005, the sole holder of our outstanding 19,320,000 shares of Series A preferred stock, Rackable Investment LLC, converted all such shares of preferred into the same number of shares of Series B preferred stock plus 9,016,000 shares of our common stock. The conversion of these shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. The 19,320,000 shares of Series B preferred stock were redeemed for cash upon the closing of our initial public offering, which occurred on June 15, 2005 for $1.28 per share for an aggregate of $24.7 million.

The Securities and Exchange Commission declared our first registration statement, filed on Form S-1 (File No. 333-122576) under the Securities Act of 1933 in connection with the initial public offering of our common stock, $0.001 par value, effective, on June 9, 2005. The managing underwriters were Thomas Weisel Partners LLC, Piper Jaffray & Co, RBC Capital Markets Corporation and Pacific Crest Securities Inc.

Our initial public offering commenced on June 10, 2005. The registration statement registered the sale of 7,187,500 shares of our common stock, 6,250,000 shares of common stock registered were sold by us to the public at a price of $12.00 per share, and the remaining 937,500 shares were to be sold by the selling stockholders to cover over-allotments, if any. The underwriters partially exercised the over-allotment option from the selling stockholders and purchased an additional 728,149 shares of common stock from the selling stockholders in the offering; the remaining 209,351 shares subject to the over-allotment were not sold by the selling stockholders. We did not receive any proceeds from the sale of shares by the selling stockholders. The offering has terminated.

The aggregate gross proceeds from the shares of common stock sold by us were $75.0 million, and the aggregate gross proceeds from the shares of common stock sold by the selling stockholders were $8,737,788.

The aggregate offering expenses paid by us through June 30, 2005 were as follows:

Underwriting discounts and commissions:	$5,250,000
Underwriters’ expenses:	$15,000	*
Other expenses	$2,300,000	*

Total expenses	$7,565,000	*

*	Reasonable estimate

None of the payments were made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

The net offering proceeds to us after payment of the underwriting discounts and expenses and other offering proceeds were $67.5 million. As of June 30, 2005, we used $14.1 million of the net proceeds to pay-off the balance on our line of credit, $24.7 million to redeem our mandatorily redeemable preferred stock and $1.5 million to repay promissory notes payable to related parties. We invested the remaining $27.2 million of the net proceeds in money-market funds.

ITEM 4. Submission of Matters to a Vote of Security Holders

Prior to our the closing of our initial public offering, the following actions were adopted and approved by our stockholders by a vote taken by written consent effective on April 27, 2005, with stockholders holding 14,700,000 of the 20,666,581 outstanding shares of our common stock, on an as converted basis, and our stockholder holding all 19,320,000 shares of our outstanding Series A preferred stock, executing the written consent:

•	Thomas K. Barton, Giovanni Coglitore, Gary A. Griffiths, Michael J. Maulick, Hagi Schwartz and Ronald Verdoorn were re-elected as directors;

•	A certificate of amendment to our certificate of incorporation was approved to effect a 2-for-3 reverse stock split of our common stock and to increase the authorized number of shares of common stock to 50,000,000 shares;

•	Our certificate of incorporation was amended to become effective after our initial public offering to increase the authorized number of shares of common stock to 120,000,000 shares, to authorize shares of “blank check” preferred stock and to take certain stockholder protection measures;

•	Our bylaws were amended and restated to become effective following our initial public offering;

•	Our 2005 Equity Incentive Plan was adopted which authorizes the grant of equity incentive awards of up to 1,551,191 shares of common stock;

•	Our 2005 Employee Stock Purchase Plan was adopted which authorizes the grant of rights to purchase up to 400,000 shares of common stock; and

•	Our 2005 Non-employee Directors’ Stock Option Plan was adopted which authorizes the automatic grant of stock options to our non-employee directors.

ITEM 6. Exhibits

See Index to Exhibits following the signature page to this 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKABLE SYSTEMS, INC.

By:	/s/ Todd R. Ford
Todd R. Ford
Executive Vice President of Operations
and Chief Financial Officer
(Duly authorized and principal financial officer)

Dated: August 12, 2005

Exhibit Index

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation

3.2	Bylaws, as amended (1)

4.1	Reference is made to Exhibits 3.1 and 3.2

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed as Exhibit 3.6 to Rackable System’s Registration Statement on Form S-1 (No. 333-122576) and incorporated herein by reference.