Form 10-Q
period 2005-10-01
Rackable Systems, Inc.
filed 2005-11-09
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, there were 20,036,822 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RACKABLE SYSTEMS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	December 31, 2004	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,111	$2,796
Short-term investments	—	7,947
Accounts receivable	9,344	46,179
Inventories	15,436	39,954
Deferred income taxes	1,660	5,772
Prepaids and other current assets	136	5,308

Total current assets	43,687	107,956

PROPERTY AND EQUIPMENT—Net	1,412	1,520

INTANGIBLE ASSETS—Net	10,753	9,722

OTHER ASSETS	457	136

TOTAL	$56,309	$119,334

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$10,821	$35,077
Accrued expenses	3,269	4,501
Sales tax payable	266	473
Income taxes payable	1,368	6,288
Deferred revenue	182	5,871
Borrowings under line of credit	14,061	—
Current portion of notes payable to related parties	1,500	—

Total current liabilities	31,467	52,210

NOTES PAYABLE TO RELATED PARTIES—Net of current portion	1,500	—

DEFERRED INCOME TAXES	753	274

DEFERRED RENT	54	37

DEFERRED REVENUE	—	623

MANDATORILY REDEEMABLE PREFERRED STOCK	23,651	—

EMBEDDED DERIVATIVES IN PREFERRED STOCK	103,639	—

Total liabilities	161,064	53,144

COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 28,500,000 and 120,000,000 shares authorized; 5,570,462 and 20,036,822 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	6	20
Additional paid-in capital	12,811	182,463
Deferred stock-based compensation	(2,134)	(2,052)
Accumulated other comprehensive income (loss)	—	(1)
Accumulated deficit	(115,438)	(114,240)

Total stockholders’ equity (deficit)	(104,755)	66,190

TOTAL	$56,309	$119,334

See notes to condensed financial statements.

RACKABLE SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
REVENUE	$33,860	$57,418	$86,767	$131,868
COST OF REVENUE (a)	27,747	43,556	70,468	102,890

GROSS PROFIT	6,113	13,862	16,299	28,978

OPERATING EXPENSES:
Research and development (a)	168	549	530	1,394
Sales and marketing (a)	3,194	3,944	7,976	10,624
General and administrative (a)	5,865	1,992	8,107	5,522

Total operating expenses	9,227	6,485	16,613	17,540

INCOME (LOSS) FROM OPERATIONS	(3,114)	7,377	(314)	11,438

OTHER INCOME (EXPENSE)—Net:
Change in fair value of embedded derivatives in preferred stock (Note 14)	(13,029)	—	(38,806)	(4,192)
Interest income	—	254	5	274
Interest expense	(718)	(9)	(1,904)	(1,537)
Gain on sale of investment	2,968	—	2,968	—
Other income (expense)—net	1	(1)	—	(1)

Total other income (expense)—net	(10,778)	244	(37,737)	(5,456)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(13,892)	7,621	(38,051)	5,982

INCOME TAX PROVISION	(2,092)	(3,251)	(3,033)	(4,784)

NET INCOME (LOSS)	$(15,984)	$4,370	$(41,084)	$1,198

NET INCOME (LOSS) PER SHARE
Basic	$(3.34)	$0.22	$(8.59)	$0.15

Diluted	$(3.34)	$0.20	$(8.59)	$0.07

SHARES USED IN NET INCOME (LOSS) PER SHARE
Basic	4,790,797	20,028,819	4,784,326	7,872,363

Diluted	4,790,797	22,049,960	4,784,326	17,156,491

(a) Includes charges for stock-based compensation:
Cost of revenue	$21	$22	$57	$70
Research and development	11	19	32	55
Sales and marketing	30	65	84	197
General and administrative	4,222	33	4,498	98

Total	$4,284	$139	$4,671	$420

See notes to condensed financial statements.

RACKABLE SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(41,084)	$1,198
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,263	2,492
Gain on sale of investment	(2,968)	—
Non-cash stock based expense	50	—
Inventory write-down	—	2,845
Provision (benefit) for doubtful accounts receivable	136	(44)
Deferred income taxes	(858)	(4,591)
Accrued interest income	—	(43)
Accretion for preferred stock dividends recorded as interest expense	1,825	1,087
Amortization of deferred stock-based compensation	180	420
Amortization of deferred compensation on preferred stock	4,491	—
Changes in fair value of embedded derivatives in preferred stock	38,806	4,192
Changes in operating assets and liabilities:
Accounts receivable	(4,262)	(36,791)
Inventories	(5,608)	(28,309)
Prepaid expenses and other assets	(228)	(5,192)
Accounts payable	3,943	24,256
Sales tax payable	160	207
Accrued expenses	1,523	1,265
Income taxes payable	74	4,920
Deferred revenue	47	6,312

Net cash used in operating activities	(2,510)	(25,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	3,527	—
Intangibles	(61)	(82)
Purchases of marketable securities	—	(14,900)
Proceeds from sales and maturities of marketable securities	—	6,995
Purchases of property and equipment	(973)	(541)

Net cash provided by (used in) investing activities	2,493	(8,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under line of credit, net	15,000	(14,061)
Repayment of capital lease obligation	(1)	—
Repurchase of common stock from Founders	—	(6,000)
Repayment of notes payable to related parties	—	(3,000)
Payment of deferred compensation	(850)	—
Redemption of mandatorily redeemable preferred stock	—	(24,738)
Proceeds from issuance of common stock upon exercise of stock options		8
Proceeds from issuance of common stock upon initial public offering—net of issuance costs	—	67,780

Net cash provided by financing activities	14,149	19,989

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,132	(14,315)

CASH AND CASH EQUIVALENTS—Beginning of period	2,320	17,111

CASH AND CASH EQUIVALENTS—End of period	$16,452	$2,796

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of embedded derivative in preferred stock to additional paid-in capital (Note 14)	$—	$107,831

Issuance of common stock as payment for accrued liabilities	$—	$50

Increase in fair value of preferred stock associated with deferred compensation	$1,697	$—

Bifurcation of fair value of embedded put and call option derivatives	$3,788	$—

Deferred compensation related to stock option grants, net of cancellations	$642	$338

Issuance of common stock in connection with conversion of mandatorily redeemable preferred stock	$8,318	$9

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$3,817	$4,520

Cash paid for interest	$75	$450

See notes to condensed financial statements.

RACKABLE SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND BASIS OF PRESENTATION

Rackable Systems, Inc. (“Rackable Systems” or the “Company”) was incorporated in the state of Delaware in December 2002 in connection with the acquisition of substantially all the assets and liabilities of Rackable Systems’ predecessor company referred to herein as Old Rackable. The principal business of Rackable Systems is the design, manufacture and implementation of highly scalable compute servers and high-capacity storage systems, which are sold to customers such as large Internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas, and biotechnology and pharmaceuticals.

The accompanying unaudited condensed financial statements included herein have been prepared by Rackable Systems, Inc. in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with the generally accepted accounting principles in the United States of America have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures herein are adequate to make the information presented not misleading. The unaudited condensed financial statements in this Form 10-Q have been derived from and should be read in conjunction with the financial statements and notes, included in Rackable Systems’ Registration Statement on Form S-1, filed with the SEC on June 10, 2005.

If the last day of the calendar quarter does not end on a Saturday, Rackable Systems’ fiscal quarter ends on the first Saturday following the last day of the calendar quarter. To simplify the presentation, the interim periods are shown as ending on September 30, 2004 and 2005 although the interim periods actually ended on October 2, 2004 and October 1, 2005, respectively, and fiscal year 2004 is shown as ended on December 31, 2004 although the fiscal year actually ended on January 1, 2005.

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

Unaudited Interim Financial Information—The interim financial information for the three months ended September 30, 2004 and 2005 and for the nine months ended September 30, 2005 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the interim financial information. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of results for any subsequent periods.

Short-term Investments—Short term investments consist of investments in marketable debt securities, primarily U.S. Agency Notes, and Municipal Bonds. At September 30, 2005, all of Rackable Systems’ marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive loss. There were no short-term investments at December 31, 2004. Short-term investments consist of the following at September 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal bonds	$3,007	$—	$—	$3,007
Federal Agency Notes	4,941	—	(1)	4,940

Total	$7,948	$—	$(1)	$7,947

Product Warranty—Rackable Systems’ warranty period for its products is generally one to three years. Rackable Systems accrues for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon Rackable Systems’ historical experience and is included in accrued expenses and cost of revenue. The amounts charged and accrued against the warranty reserve for the nine months ended September 30, 2004 and 2005 are as follows (in thousands):

	2004	2005
Balance—beginning of period	$79	$550

Current period accrual	792	663
Warranty expenditures charged to accrual	(605)	(498)

Balance—end of period	$266	$715

Concentration of Credit Risk—Financial instruments that potentially subject Rackable Systems to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable from one customer accounted for 29% of total accounts receivable at December 31, 2004 and accounts receivable from two customers accounted for 46% and 22% of total accounts receivable at September 30, 2005.

Revenue from customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Customer A	32%	8%	18%	21%
Customer B	36%	19%	42%	11%
Customer C	—%	44%	—%	20%

Fair Value of Financial Instruments—The fair values of cash and cash equivalents reported in the accompanying balance sheets approximate their carrying value. Rackable Systems accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 138). SFAS Nos. 133 and 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. These standards require that Rackable Systems record derivatives at their fair values on the balance sheet. Rackable Systems had two non-hedged derivatives embedded in its Series A mandatorily redeemable preferred stock at December 31, 2004 and none at September 30, 2005 (see Note 14). Changes in the fair value of these embedded derivatives are recognized in the Statements of Operations.

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and the redemption or conversion of preferred stock, are included in diluted net income per share to the extent such shares are dilutive. Diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 30, 2004.

For the three and nine months ended September 30, 2004 and 2005, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. The weighted average number of such outstanding securities consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Outstanding options	1,798,476	—	1,718,841	118,627
Assumed issuable shares of common stock upon redemption of preferred stock	9,792,533	—	9,799,004	—

Total	11,591,009	—	11,517,845	118,627

Recently Issued Accounting Standards— On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”) to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed in Note 3, “Stock-Based Compensation”. Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company’s fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that is outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. Rackable Systems is in the process of evaluating the impact of the adoption of SFAS 123R on its financial statements.

In December of 2003, the FASB issued FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“FIN No. 46R”). FIN No. 46R expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans and receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The effective date of FIN No. 46R has been deferred until the end of the first interim or annual reporting period ending after March 15, 2004. The Company adopted FIN No. 46R effective April 1, 2004 and does not have any variable interest entities.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between FAS 123R, and certain SEC rules and regulations. SAB 107 provides guidance that may simplify some of FAS 123R’s implementation challenges.

In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations. Financial instruments within the scope of SFAS No. 150 shall be initially measured at fair value and subsequently revalued with changes in value being reflected in interest cost. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. Upon the adoption of SFAS No. 150 on July 1, 2003, the Company reclassified the carrying amount of the Series A mandatorily redeemable preferred stock, including cumulative accretion to redemption value, from mezzanine debt to long-term liabilities. Accretion to redemption value subsequent to the adoption of SFAS No. 150 has been recorded to interest expense in the accompany Statements of Operations.

In November 2004, SFAS No. 151, Inventory Costs, was issued. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this interpretation had no impact on the Company’s financial position, cash flows and results of operations.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 (“APB 29”), Accounting for Non-monetary Transactions. The guidance in APB 29, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This

Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively. The adoption of SFAS 153 had no material effect on the Company’s financial position, results of operations, or cash flows.

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this interpretation had no impact on the Company’s financial position, cash flows and results of operations.

Recently Issued Accounting Standards—In December of 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“FIN No. 46R”). FIN No. 46R expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans and receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The effective date of FIN No. 46R has been deferred until the end of the first interim or annual reporting period ending after March 15, 2004. The Company adopted FIN No. 46R effective April 1, 2004 and does not have any variable interest entities.

In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations. Financial instruments within the scope of SFAS No. 150 shall be initially measured at fair value and subsequently revalued with changes in value being reflected in interest cost. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. Upon the adoption of SFAS No. 150 on July 1, 2003, the Company reclassified the carrying amount of the Series A mandatorily redeemable preferred stock, including cumulative accretion to redemption value, from mezzanine debt to long-term liabilities. Accretion to redemption value subsequent to the adoption of SFAS No. 150 has been recorded to interest expense in the accompany Statements of Operations.

Reclassifications—Certain amounts in the prior period financial statements have been reclassified to conform with the 2005 presentation.

3. STOCK-BASED COMPENSATION

Rackable Systems has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148. Under APB 25, when the exercise price of Rackable Systems’ employee and director stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

SFAS No. 123 requires that stock based awards information be disclosed as if Rackable Systems had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model, and was amortized using the multiple option approach over the options vesting period, with the following weighted-average assumptions:

Options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	3.40%	4.05%	3.46%	4.02%
Volatility	100%	79%	100%	83%
Weighted average expected life (in years)	5.00	4.00	5.00	4.16

Weighted average fair value of stock option grants	$7.45	$7.62	$5.88	$7.91

Employees Stock Purchase Plan (Formed June 2005):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Dividend yield	N/A	—%	N/A	—%
Risk-free interest rate	N/A	3.49%	N/A	3.49%
Volatility	N/A	63%	N/A	63%
Weighted average expected life (in years)	N/A	1.41	N/A	1.41

Weighted average fair value of stock option grants	N/A	$5.36	N/A	$5.36

The following table summarizes relevant information as to reported results, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss)	$(15,984)	$4,370	$(41,084)	$1,198

Employee stock-based compensation as reported	66	139	180	420

Stock-based compensation determined under the fair value based method for all awards—net of tax	(288)	(1,059)	(756)	(2,132)

Pro forma net income (loss)	$(16,206)	$3,450	$(41,660)	$(514)

Basic net income (loss) per share – as reported	$(3.34)	$0.22	$(8.59)	$0.15

Basic net income (loss) per share – pro forma	$(3.38)	$0.17	$(8.71)	$(0.07)

Diluted net income (loss) per share – as reported	$(3.34)	$0.20	$(8.59)	$0.07

Diluted net income (loss) per share – pro forma	$(3.38)	$0.16	$(8.71)	$(0.07)

4. COMPREHENSIVE INCOME

Rackable Systems’ comprehensive income is comprised of net income and unrealized gains and losses on marketable securities classified as available-for-sale. There were no unrealized losses on marketable securities for the three and nine months ended September 30, 2004 and unrealized gains were immaterial for the three and nine months ended September 30, 2005.

5. DEFERRED REVENUE AND DEFERRED COST OF GOODS SOLD

Rackable Systems accounts for its revenues under the provisions of SAB No. 104, Revenue Recognition in Financial Statements. Under the provision of SAB No. 104, revenue is recorded at the later of the time of shipment when title and risk of loss passes to the customer or when customer acceptance periods expire, generally within 15 days of receipt by the customer. At September 30, 2005, Rackable Systems had deferred revenue and related deferred product costs of $4.8 million and $4.3 million, respectively, related to shipments to customers pending acceptances. Deferred product costs are included in other current assets. The remaining deferred revenue of $1.7 million at September 30, 2005 and $182,000 at December 31, 2004, pertains to revenue from extended warranty arrangements that is recognized ratably over the warranty period and professional support services which had not been completed as of the balance sheet dates.

6. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2004	September 30, 2005
Finished goods	$867	$2,694
Evaluation units, net	776	1,047
Work in process	2,243	16,683
Raw materials	12,331	23,156
Reserves	(781)	(3,626)

Total inventories	$15,436	$39,954

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2004	September 30, 2005
Leasehold improvements	$349	$362
Manufacturing equipment	329	383
Furniture and fixtures	291	309
Computer equipment	873	1,256
Vehicles	14	87

	1,856	2,397
Less accumulated depreciation and amortization	(444)	(877)

Property and equipment, net	$1,412	$1,520

Depreciation and amortization of property and equipment totaled $97,000 and $157,000 for the three months ended September 30, 2004 and 2005 and $236,000 and $440,000 for the nine months ended September 30, 2004 and 2005, respectively.

8. GAIN ON SALE OF INVESTMENT

In November 2000, Old Rackable received 42,688 shares of Series C preferred stock in Google, Inc. (as adjusted for stock-splits) valued at $99,997 in exchange for accounts receivable from the customer. Old Rackable accounted for such investment under the cost method.

In connection with the acquisition of Old Rackable, management estimated the investment in Google, Inc. to have a fair market value of approximately $559,000 at December 22, 2002. The carrying amount of the investment was increased to this amount at the acquisition date in connection with the allocation of the purchase consideration for the acquisition. In determining the estimated fair market value, management used the weighted reassessed value per share of Google’s common stock for the first quarter of 2003, as disclosed in Google’s registration statement filed with the Securities and Exchange Commission in 2004. The adjusted carrying amount of the investment continued to be accounted for under the cost method.

In August 2004, the Company sold all of the Google shares and received net proceeds of approximately $3,527,000. A realized gain on the sale of Google shares of approximately $2,968,000 is included in other income (expense) for the nine months ended September 30, 2004.

9. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	December 31, 2004	September 30, 2005
Intangible assets subject to amortization:
Patents	$4,606	$4,688
Customer list	2,791	2,791
Customer backlog	156	156

	7,553	7,635
Accumulated amortization	(3,108)	(4,221)

Amortized intangible assets, net	4,445	3,414

Intangible assets not subject to amortization:
Goodwill	2,821	2,821
Tradename	3,487	3,487

	6,308	6,308

Total intangible assets, net	$10,753	$9,722

Amortization expense for customer list and patents was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Customer list	$141	$140	$419	$419
Patents	229	233	682	694

Total	$370	$373	$1,101	$1,113

The Company considers all goodwill to be related to the high density compute server segment.

Estimated amortization expenses are as follows (in thousands):

Three months ending December 31, 2005	$374
Year ending December 31, 2006	$1,496
Year ending December 31, 2007	$1,459
Year ending December 31, 2008	$52
Year ending December 31, 2009	$25
Year ending December 31, 2010	$8

10. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2004	September 30, 2005
Accrued commission	$1,094	$1,339
Accrued payroll and related expenses	920	1,249
Accrued warranty	550	715
Other accrued expenses	705	1,198

Total accrued expenses	$3,269	$4,501

11. BORROWINGS UNDER LINE OF CREDIT

Rackable Systems has a line of credit agreement with a bank that provides for borrowings not to exceed the lesser of $20,000,000 or the sum of 80% of eligible accounts receivable and loans from the bank in the aggregate principal amount of $10,000,000, provided that such loans shall only be available as long as Rackable Systems maintains profitability in each of the two preceding fiscal quarters, less the amount of all outstanding letters of credit, foreign exchange reserves and all amounts utilized for cash management services. The line of credit agreement expires on August 30, 2006 and provides an aggregate sub-limit of $5,000,000 for letters of credit, cash management services and reserves, as defined, and foreign exchange contracts. Borrowings under the line of credit bear interest at prime. The line of credit agreement contains financial covenants that specify minimum profitability and tangible net worth requirements. Borrowings under the line of credit totaled $14,061,000 at December 31, 2004 and none at September 30, 2005. There was $20,000,000 available for borrowings under the line of credit at September 30, 2005.

12. NOTES PAYABLE TO RELATED PARTIES

On December 31, 2004, Rackable Systems repurchased the warrant that was issued to Old Rackable in December 2002 by assigning a percentage interest in the warrant to each of the former stockholders of Old Rackable (of which approximately 96% was allocated to the three founders of Old Rackable who continued their employment with Rackable Systems subsequent to the acquisition) and entering into a promissory note arrangement with each of the former stockholders for an aggregate principal amount payable of $3,000,000. The notes bear interest at 2.48% per annum, compounded annually. Upon Rackable’s initial public offering in June 2005, 50% of the outstanding principal became due and the remaining 50% of the outstanding principal plus accrued and unpaid interest shall be due and payable in full upon the earlier to occur of (i) the first secondary offering of Rackable Systems’ common stock or (ii) December 9, 2006, 18 months following the effective date of the initial public offering. Rackable Systems repaid approximately 50% of the outstanding principal immediately following its initial public offering, and the remaining 50% of the outstanding principal plus accrued and unpaid interest in August 2005.

13. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with Rackable Systems’ initial public offering of its common stock, the sole holder of Rackable Systems’ Series A redeemable preferred stock elected, pursuant to the terms thereof, to convert each share of Series A preferred stock into conversion units, each conversion unit consisting of one share of Series B redeemable preferred stock and 0.467 shares of common stock (a “Conversion Unit”), and then immediately distribute the shares of Series B preferred stock and common stock to its members. Upon the closing of Rackable Systems’ initial public offering of its common stock in

June 2005, each share of Series B preferred stock was redeemed for cash. Consequently, Rackable Systems issued 9,016,000 of common stock and paid $24,738,000 to the Series B preferred stockholders. As of September 30, 2005, there were no outstanding shares of preferred stock.

Effective July 1, 2003, upon the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristic of Both Liabilities and Equity, Rackable Systems reclassified the aggregate carrying value of Series A preferred stock at that date, totaling approximately $21,400,000, net of deferred compensation of $1,839,000 associated with 800,000 shares of Series A preferred stock issued to two company executives, to long-term liabilities. Subsequent to the adoption of SFAS No. 150, Rackable Systems recorded accretion for preferred stock dividends of approximately $685,000 and $0, for the three months ended September 30, 2004 and 2005 and $1,825,000, and $1,087,000 for the nine months ended September 30, 2004 and 2005, respectively, which is included as a component of interest expense in the Statements of Operations.

14. EMBEDDED DERIVATIVES IN PREFERRED STOCK

The Series A preferred stock redemption feature that provides for settlement of the common stock portion of the Conversion Unit in cash at the option of the holder effectively provides the holder of Series A preferred stock with a call option that is considered an embedded call option derivative under SFAS No. 133. Consequently, the common stock portion of the Conversion Unit must be bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded call option was approximately $3,763,000, recorded as a liability at the date of issuance, reducing the recorded value of Series A preferred stock. On February 13, 2003 (second issuance date), the fair value of the embedded call option was approximately $412,000, recorded as a liability at the second issuance date, reducing the recorded value of the second issuance of Series A preferred stock. In accordance with the provisions of SFAS No. 133, Rackable Systems is required to adjust the carrying value of such embedded call option to fair value at each reporting date and recognize the change in fair value in the Statement of Operations. As a result Rackable Systems recognized expense of approximately $13,044,000 and none for the three months ended September 30, 2004 and 2005 and $38,851,000 and $4,204,000 for the nine months ended September 30, 2004 and 2005, respectively, recorded as a component of changes in fair value of embedded derivatives in preferred stock in the Statements of Operations. At December 31, 2004 and September 30, 2005, the estimated fair value of the embedded call option was approximately $103,627,000 and none, respectively. In February 2005, Rackable Investment LLC, the sole holder of all outstanding shares Series A preferred stock, relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. As a result, because the common stock portion of the conversion unit can only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash ($107,831,000) was reclassified from liabilities to additional paid-in capital.

The Series A preferred stock redemption feature that provides for redemption at the greater of (i) the face value (plus any accumulated or accrued but unpaid dividends thereon) or (ii) product of the face value multiplied by 1.25 effectively provides the holders of the Series A preferred stock with a put option that is considered an embedded derivative under SFAS No. 133. Consequently the embedded put option must be bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded put option was $128,000, recorded as a liability at the date of issuance, reducing the recorded value of the Series A preferred stock. On February 13, 2003 (second issuance date), the fair value of the embedded derivative was insignificant. In accordance with the provisions of SFAS No. 133, Rackable Systems is required to adjust the carrying value of the embedded put option to fair value at each reporting date and recognize the change in fair value in the Statement of Operations. At December 31, 2004 and September 30, 2005, the estimated fair value of the put option in the Series A preferred stock was approximately $12,000 and none, respectively. As a result, during the three months ended September 30, 2004 and 2005 and for the nine months ended September 30, 2004 and 2005, Rackable Systems recognized income of approximately $15,000, $0, $45,000 and $12,000, respectively, recorded as a component of changes in fair value of embedded derivatives in preferred stock in the Statements of Operations.

15. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements—The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry- standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of September 30, 2005. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of September 30, 2005.

General—From time to time, the Company is party to certain other claims and legal proceedings that arise in the course of business. There are no such matters at September 30, 2005 which, in the opinion of management, will have a material adverse effect on the Company’s financial position or results of operations.

16. STOCKHOLDERS’ EQUITY (DEFICIT)

In April 2005, Rackable Systems effected a 2-for-3 reverse stock split for its common stock and increased the number of authorized shares of common stock from 28,500,000 to 50,000,000 shares. All share and per share information for Rackable Systems in the accompanying financial statements give effect to the reverse stock split.

On June 9, 2005, Rackable Systems issued 6,250,000 shares of its common stock in an underwritten public offering at a per share price of $12. Aggregate net proceeds after deducting underwriting discounts and commission and issuance costs was approximately $67.8 million. In connection with the closing of the initial public offering, Rackable Systems’ Series A preferred stock was converted into 9,016,000 shares of common stock (See Note 13), and Rackable Systems’ eliminated the Series A preferred stock and Series B preferred stock from its authorized capital stock and increased the number of authorized shares of common stock from 50,000,000 to 120,000,000 shares.

17. STOCK-BASED COMPENSATION

In fiscal 2002, Rackable Systems issued two company executives a total of 800,000 shares of Series A preferred stock, with an aggregate fair value of $800,000, in exchange for promissory notes payable. These notes were 50% recourse and 50% nonrecourse, secured by a pledge of the Series A preferred stock. In connection with these notes, Rackable Systems entered into deferred compensation agreements with both executives. In consideration for the services provided, the Company was obligated to pay these executives a lump sum of $800,000 upon consummation of an initial public offering or sale of the Company. Rackable Systems followed variable accounting for the stock option by remeasuring the fair value of such award, based on the increase in the fair value of Series A preferred stock, until the notes receivable were repaid. On September 30, 2004, Rackable Systems amended its defer compensation with the two executives and satisfied its deferred compensation liability through a lump-sum payment of $850,000 to the two executives. The two executives subsequently repaid the entire outstanding notes receivable balance including accrued interest totaling approximately $847,000. As these events effectively resulted in exercise of the options, variable accounting ceased upon the payment of the deferred compensation to the two executives. Consequently, the unamortized deferred stock based compensation balance on preferred stock of approximately $4,049,000 as of September 30, 2004 was charged to general and administrative expense during the third quarter of 2004.

Rackable Systems adopted the 2005 Equity Incentive Plan (the “2005 Plan”) in April 2005. The 2005 Plan is the successor equity incentive program to the 2002 Plan. The 2005 Plan became effective on June 9, 2005 and the aggregate number of shares of common stock that may be initially issued pursuant to stock awards under the 2005 Plan is 1,551,291 shares. In the nine months ended September 30, 2005, Rackable Systems granted 938,701 options under the 2005 option plan.

Rackable Systems adopted the 2005 Employee Stock Purchase Plan (the “2005 ESPP”) in April 2005. The 2005 ESPP became effective in June 2005 and the aggregate number of shares of common stock that may be initially issued pursuant to the 2005 ESPP is 400,000 shares. The number of shares of common stock reserved for the 2005 ESPP is subject to an annual increase as defined by the plan. There were no shares issued under the 2005 ESPP through September 30, 2005.

In connection with the stock options granted to employees under the 2002 Plan, Rackable Systems recorded deferred stock-based compensation, net of cancellations, of $338,000 in the nine month period ended September 30, 2005, which represents the difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes on the grant date. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options, generally five years. Rackable Systems recorded stock-based compensation expense associated with option grants for common stock of approximately $66,000 and $139,000 for the three months ended September 30, 2004 and 2005, and $180,000 and $420,000 for the nine months ended September 30, 2004 and 2005, respectively.

18. INCOME TAXES

Provisions for income taxes were $2.1 million and $3.3 million for the three months ended September 30, 2004 and 2005 and $3.0 million and $4.8 million for the nine months ended September 30, 2004 and 2005, respectively. The effective tax rate differs from the statutory income tax rate in the respective periods mainly due to permanent tax differences associated with the accounting for embedded derivatives and preferred stock dividends recorded as interest expense.

19. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Domestic revenue	$33,525	$56,851	$84,040	$126,702
International revenue	335	567	2,727	5,166

Total gross revenue	$33,860	$57,418	$86,767	$131,868

Revenue by country:
United States	99%	99%	97%	96%
Republic of China	—	—	1%	2%
United Kingdom	—	1%	—	1%
Other	1%	—	2%	1%

Total	100%	100%	100%	100%

Sales revenue for the high-density compute server and high-capacity storage system segments for the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Compute servers	$30,525	$52,573	$81,471	$119,088
Storage servers	3,335	4,845	5,296	12,780

Total gross revenue	$33,860	$57,418	$86,767	$131,868

Revenue for the compute servers segment includes two product lines (Foundation Series and Scale Out Series). The storage segment includes only one product line. Revenue by product line for the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Foundation Series	$30,525	$48,817	$81,471	$107,424
Scale Out Series	—	3,756	—	11,664
Storage	3,335	4,845	5,296	12,780

Total gross revenue	$33,860	$57,418	$86,767	$131,868

Cost of revenue information by segment and product line is not available. Accordingly, only revenue by segment and product line is reported.

20. RELATED PARTY TRANSACTIONS

On December 23, 2002 Rackable Systems entered into an advisory agreement with its principal investor, Parthenon Capital, LLC (“Parthenon”), pursuant to which Parthenon agreed to provide management advisory services to Rackable Systems for a renewable five year term for a fee of $210,000 per annum, payable in quarterly installments of $52,500. Total fees and expenses paid to Parthenon in connection with management advisory services provided to Rackable Systems, recorded through a charge to general and administrative expenses, were approximately $682,500 and none for the three months ended September 30, 2004 and 2005 and $787,500 and none for the nine months ended September 30, 2004 and 2005, respectively. The amounts for the three months and nine months ended September 30, 2004 included a lump-sum payment of $630,000 incurred from the termination of the management advisory agreement in September 2004.

In February 2005, Rackable Systems entered into an agreement with Rackable Investment LLC, Rackable Systems’ former controlling stockholder, in which Rackable Investment LLC gave up its right to take cash in lieu of common stock upon redemption of the Series A preferred stock held by it. In consideration for this, Rackable Systems agreed (1) not to take a number of corporate actions without Rackable Investment LLC’s consent, including pricing or consummating a contemplated initial public offering, (2) to amend the registration rights agreement between Rackable Systems and Rackable Investment LLC and Rackable Systems’ founders that provides Rackable Investment LLC with additional registration rights in the event of another offering, and (3) to amend the voting agreement with Rackable Investment LLC to clarify the provisions of that agreement. As a result, the carrying amount of the embedded derivative related to the common stock conversion unit of the Series A preferred stock was reclassified to additional paid-in capital in February 2005 (Note 14).

In February 2005, Rackable Systems repurchased a total of 816,083 shares of its common stock from the three founders of Old Rackable for approximately $6,000,000 in cash. Such shares had been issued to the three founders in connection with the purchase of Old Rackable in December 2002 and represented approximately 18% of the common stock in Rackable Systems held by the founders.

In June 2005, the Company repaid $1.5 million of the promissory notes to its founders and repaid the remaining $1.5 million in August 2005.

In September 2005, the Company amended certain of the Option Agreements and Employment Agreements with Thomas Barton, the Company’s Chief Executive Officer and Todd Ford, the Company’s Chief Financial Officer. Pursuant to such amendments, certain restrictions on shares owned by each of Mr. Barton and Mr. Ford, such as the restriction that written board consent must be obtained prior to transferring or selling certain shares, were terminated, the severance payment and acceleration benefits provided to Mr. Barton or Mr. Ford upon termination without cause or resignation for good reason was increased from six to 12 months and the annual bonuses were deemed payable quarterly. In addition, the Company’s Compensation Committee approved new annual salaries for Mr. Barton and Mr. Ford of $340,000 and $260,500, respectively, and target annual bonuses of $175,000 and $100,000, respectively.

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

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. Our Foundation Series compute server uses our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. We hold patents associated with our Foundation Series cabinet and chassis design and have applied for patent protection in additional areas. Sales of our Foundation Series compute servers in the third quarter of 2005 accounted for 93% of our compute server revenue. In August 2004, we expanded our product line to include the Scale Out Series of compute servers as an additional offering in our product line, which we designed to further increase density levels, improve thermal management, and enhance cable management and system serviceability. Our Scale Out Series revenues for the third quarter of 2005 accounted for 7% of our compute server revenue. Our compute servers represented approximately 92% of our third quarter revenues. We also offer low-cost, high-capacity storage systems, which leverage many of our core server technologies, to help enterprises cost-effectively meet their increasing data storage requirements.

We market our systems primarily through our direct sales force to enterprises within the United States. In the third quarter of 2005, international sales were 1% of our sales. We focus our sales and marketing activities on enterprises that typically purchase 100 or more servers per year. To date, we have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas exploration and biotechnology and pharmaceuticals.

In June 2005, we completed our initial public offering. Aggregate net proceeds from the offering, after deducting underwriting discounts and commission and issuance costs, were approximately $67.8 million. We used $27.7 million of the offering proceeds to redeem all of our outstanding shares of preferred stock and to repay the promissory notes and accrued interest of approximately $3.0 million previously issued to our founders. In addition, we used $14.1 million of the offering proceeds to repay our line of credit with Silicon Valley Bank.

Fiscal Periods

If the last day of the calendar quarter does not end on a Saturday, our fiscal quarter ends on the first Saturday following the last day of the calendar quarter. For presentation purposes, we refer to the end of the quarter and year as the last day of the calendar quarter and year. Consequently, references to interim periods in this discussion as ending on September 30, 2004 and 2005, actually ended on October 2, 2004 and October 1, 2005, respectively. Our fiscal year, which we refer to as ended on December 31, 2004, actually ended on January 1, 2005.

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

The shares of Series A preferred stock were redeemable for, or convertible into, Series B preferred stock and common stock. The Series B preferred stock was redeemable for cash. In connection with our initial public offering, the holder of the Series A preferred stock converted all of the shares of Series A preferred stock into Series B preferred stock and common stock, and the Series B preferred stock was redeemed for cash. The redemption feature for the cash portion provided for redemption at the amount equal to the purchase price plus any accumulated or accrued but unpaid dividends, but no less than 125% of the purchase price. This effectively provided the holders of the Series A preferred stock with a put option that was considered an embedded derivative under SFAS No. 133. Consequently the embedded put option was bifurcated and accounted for separately. In addition, under our certificate of incorporation at the time, the holders of the Series A preferred stock had the option to take cash in lieu of the common stock issuable upon redemption of the Series A preferred stock, valued at fair market value. In February 2005, the holder of Series A preferred stock gave up the right to receive cash in lieu of common stock redemption. In accordance with the provisions of SFAS 133, we adjusted the carrying value of this embedded call option derivative to fair value at each reporting date and recognized the change in fair value in the statements of operations. We determined the fair value of the embedded call option derivative based upon the fair value of the underlying common stock.

In February 2005, the holder of the Series A preferred stock, Rackable Investment LLC, relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. As a result, because the common stock portion of the conversion unit could only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash, $107.8 million, was reclassified from liabilities to additional paid-in capital. For the year ended December 31, 2004 and the three and nine months ended September 30, 2005, the charge to operations for the change in the fair value of the embedded derivatives was $51.3 million, none and $4.2 million, respectively. In connection with the closing of our initial public offering and redemption of our outstanding shares of preferred stock, we eliminated the Series A and B preferred stock from our authorized capital stock.

For a discussion of our other critical accounting policies, see “Critical Accounting Policies, Significant Judgments and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus filed with the SEC on June 10, 2005.

Results of Operations

The following table sets forth our financial results, as a percentage of revenue, for the three and nine months ended September 30, 2004 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	81.9%	75.9%	81.2%	78.0%

Gross margin	18.1%	24.1%	18.8%	22.0%

Operating expenses:
Research and development	0.5%	0.9%	0.6%	1.1%
Sales and marketing	9.4%	6.9%	9.2%	8.0%
General and administrative	17.3%	3.5%	9.3%	4.2%

Total operating expenses	27.2%	11.3%	19.1%	13.3%

Income (loss) from operations	(9.1)%	12.8%	(0.3)%	8.7%

Other income (expense):
Change in fair value of embedded derivatives in preferred stock	(38.5)%	—	(44.7)%	(3.2)%
Interest income	—	0.5%	—	0.2%
Interest expense	(2.1)%	—	(2.2)%	(1.2)%
Gain on sale of investment	8.8%	—	3.4%	—

Other income (expense), net	—	—	—	—

Total other income (expense), net	(31.8)%	0.5%	(43.5)%	(4.2)%

Income (loss) before income tax provision	(40.9)%	13.3%	(43.8)%	4.5%
Income tax provision	(6.2)%	(5.7)%	(3.5)%	(3.6)%

Net income (loss)	(47.1)%	7.6%	(47.3)%	0.9%

Comparison of the Three Months Ended September 30, 2004 and 2005

Revenue. Revenue increased $23.6 million, or 70%, to $57.4 million for the three months ended September 30, 2005 compared to $33.9 million for the three months ended September 30, 2004. Revenue growth was a result of an increase in units sold. International sales accounted for 1% of revenue for the third quarter of 2004 and 2005. Service revenues were less than 1% for the three months ended September 30, 2005 and 2004.

Cost of revenue and gross profit. Cost of revenue primarily consists of the costs to manufacture our finished products and the costs we pay to our suppliers for processors, memory and other components used in our systems. Our costs to manufacture products include both the cost of our in-house manufacturing organization as well as the cost of our third-party contract manufacturers. Cost of revenue also includes provisions for warranty and write-downs for excess or obsolete inventory and compensation costs, including stock-based compensation which historically has not been significant. Cost of revenue increased $15.9 million, or 57%, to $43.6 million for the three months ended September 30, 2005 compared to $27.7 million for the three months ended September 30, 2004. The increase was due primarily to an increase in units sold and increased investment across our manufacturing and service and support functions.

Gross profit increased $7.8 million, or 128%, to $13.9 million for the three months ended September 30, 2005 compared to $6.1 million for the three months ended September 30, 2004. Gross profit as a percentage of net revenue improved to 24.1% for the three months ended September 30, 2005 compared to 18.1% for the three months ended September 30, 2004. The increase in gross margin was primarily attributable to economies of scale recognized from higher production volumes.

Research and development expense. Research and development expense consists primarily of employee and related personnel costs, expenses related to new component and product design, testing, implementation and evaluation and other product development activities. All research and development costs are expensed as incurred. Research and development expense increased $381,000, or 227%, to $549,000 for the three months ended September 30, 2005 compared to $168,000 for the three months ended September 30, 2004. The increase was primarily due to an increase in expenses of $273,000 related to increased headcount from five to 16 employees and higher expenses related to materials used in engineering activities of $70,000.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees and salaries paid to our engineers who work with our sales and service employees to help determine the components and configuration requirements for new products. We also incur marketing expenses for marketing activities such as trade shows, direct mail and print advertising. Sales and marketing expense increased $750,000 or 23%, to $3.9 million for the three months ended September 30, 2005 compared to $3.2 million for the three months ended September 30, 2004. Payroll, bonuses and related fringe benefits accounted for $180,000 of the increase and was the result of an increase in headcount, and increased expenses for customer evaluation units accounted for $273,000 of the increase and was the result of the introduction of new product offerings and the expansion of our customer base. Advertising, public relations and trade shows spending increased $135,000 and travel related expenses increased $112,000. In addition, charges due to amortization of deferred stock based compensation related to employee stock option grants was $65,000 for the three months ended September 30, 2005 compared to $30,000 for the three months ended September 30, 2004.

General and administrative expense. General and administrative expense consists primarily of salaries and overhead for our administrative staff and accounting and legal expenses. General and administrative expense decreased $3.9 million, or 67%, to $2.0 million for the three months ended September 30, 2005 compared to $5.9 million for the three months ended September 30, 2004. The decrease was primarily attributed to a charge of $4.2 million associated with the amortization of stock based compensations related to payment of deferred compensation agreements to two of our executives and repayment of promissory notes from the executives issued in connection with our preferred stock financing that was not present in the three months ended September 30, 2005. The decrease was also due to a one time payment of $630,000 to Parthenon Capital to terminate its advisory agreement with us in the third quarter of 2004. These decreases were partially offset by a $458,000 increase in payroll, bonuses and related fringe benefits due to increased headcount from six to 18 employees, $315,000 increase in audit, tax services and legal expenses and $104,000 increase in insurance expenses related to being a public company. For the three months ended September 30, 2005, charges due to amortization of deferred stock based compensation related to employee stock option grants was $33,000 compared to $3,000 for the three months ended September 30, 2004.

Change in fair value of embedded derivatives. The expense to operations for the change in fair value of embedded derivatives decreased from $13.0 million for the three months ended September 30,2004 to none for the three months ended September 30, 2005. The decrease was the result of the cessation of derivative accounting associated with our preferred stock in February 2005 when the holder of our Series A preferred stock, Rackable Investment LLC, relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. See “Accounting for Fair Value of Embedded Derivatives” in “Company Overview” for additional details.

Interest income. Interest income was $254,000 for the three months ended September 30, 2005 compared to none for the three months ended September 30, 2004. This increase is due to a higher average cash and short-term investment balances resulting from proceeds from our initial public offering.

Interest expense. Interest expense decreased $709,000, or 99%, to $9,000 for the three months ended September 30, 2005 compared to $718,000 for the three months ended September 30, 2004. The decrease was primarily due to $685,000 of dividend expense from our mandatorily redeemable preferred stock incurred in the third quarter of 2004. There was no similar dividend expense in the third quarter of 2005. After our initial public offering in June 2005, we redeemed our mandatorily redeemable preferred stock. With this redemption, we will not incur further dividend expense, recorded as interest expense on our statements of operations, on our mandatorily redeemable preferred stock.

Gain on sales of investment. In September 2000, we received stock as payment for servers delivered to a customer. In the third quarter of 2004, we sold this stock, resulting in one-time gain of approximately $3.0 million.

Provision for income taxes. Provision for income taxes for the three months ended September 30, 2005 was $3.3 million compared to $2.1 million for the three months ended September 30, 2004. The effective tax rate differs from the statutory income tax rate in the respective periods mainly due to permanent tax differences associated with our accounting for embedded derivates and preferred stock dividends recorded as interest expense.

Stock based compensation. Stock based compensation expense decreased $4.2 million to $139,000 for the three months ended September 30, 2005 compared to $4.3 million for the three months ended September 30, 2004. The decrease was primarily attributed to a charge of $4.2 million associated with amortization of stock based compensation related to the payment of deferred compensation agreements with two of our executives and repayment of promissory notes from the executives issued in connection with our preferred stock financing that was not present in the three months ended September 30, 2005. This was offset by an increase of $73,000 from amortization of deferred stock based compensation related to employee grants issued after September 30, 2004. Under the intrinsic-value method of accounting for stock based compensation arrangements for employees, we recognize compensation cost to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant.

Comparison of the Nine Months Ended September 30, 2004 and 2005

Revenue. Revenue increased $45.1 million, or 52%, to $131.9 million for the nine months ended September 30, 2005 compared to $86.8 million for the nine months ended September 30, 2004. Revenue growth was primarily a result of an increase in units sold. Service revenues were less than 1% of total revenues for the nine months ended September 30, 2005 and 2004.

Cost of revenue and gross profit. Cost of revenue increased $32.4 million, or 46%, to $102.9 million for the nine months ended September 30, 2005 compared to $70.5 million for the nine months ended 2004. The increase was due primarily to the increase in units sold and increased investment across our manufacturing and service and support functions and inventory write-downs.

Gross profit increased $12.7 million, or 78%, to $29.0 million for the nine months ended September 30, 2005 compared to $16.3 million for the nine months ended September 30, 2004. Gross profit as a percentage of net revenue improved to 22.0% for the nine months ended September 30, 2005 compared to 18.8% for the nine months ended September 30, 2004. The increase was primarily attributable to economies of scale from higher production volumes, and higher proportion of storage server sales which on average have higher gross margins than our compute servers.

Research and development expense. Research and development expense increased $864,000, or 163%, to $1.4 million for the nine months ended September 30, 2005 compared to $530,000 for the nine months ended September 30, 2004. Payroll, bonuses and related fringe benefits accounted for $714,000 of the increase and was due to an increase in headcount from five to 16 employees. Given the additional headcount, facility allocation expense increased $76,000. Materials expense also increased $107,000 due to an increase in ongoing engineering activities. In addition, charges due to amortization of deferred stock based compensation related to employee stock option grants were $55,000 for the nine months ended September 30, 2005 compared to $32,000 for the nine months ended September 30, 2004.

Sales and marketing expense. Sales and marketing expense increased $2.6 million, or 33%, to $10.6 million for the nine months ended September 30, 2005 compared to $8.0 million for the nine months ended September 30, 2004. Payroll, bonuses and related fringe benefits accounted for $971,000 of the increase and was due to an increase in headcount. As a result of a larger customer base, expenses for customer evaluation units accounted for $882,000 of the increase. Commission expense accounted for $513,000 of the increase and was the result of higher sales. Charges due to amortization of deferred stock based compensation related to employee stock option grants were $198,000 for the nine months ended September 30, 2005 compared to $83,000 for the nine months ended September 30, 2004.

General and administrative expense. General and administrative expense decreased $2.6 million, or 32%, to $5.5 million for the nine months ended September 30, 2005 compared to $8.1 million for the nine months ended September 30, 2004. The decrease was primarily a result of $4.5 million of amortization of stock based compensation associated with the payment of deferred compensation agreements to two of our executives and repayment of promissory notes from the executives issued in connection with our preferred stock financing . There was no similar charge for the nine months ended September 30, 2005. In addition, the decrease was due in part to $788,000 in management fees paid to Parthenon Capital in the nine months ended September 30, 2004. The fees included a one time payment of $630,000 to Parthenon Capital to terminate its advisory agreement with us in the third quarter of 2004. There were no similar fees for the nine months ended September 30, 2005. These decreases were partially offset by $1.1 million increase in payroll, bonuses and related fringe benefits primarily due to an increase in headcount from six to 18 employees, $757,000 of audit, tax and legal related expenses incurred in connection with our initial public offering in June 2005 and higher consultant and professional services expenses of $429,000. In connection with being a public company, insurance related expenses increased $142,000. In addition, charges due to amortization of deferred stock based compensation related to employee stock option grants was $97,000 for the nine months ended September 30, 2005, compared to $7,000 for the nine months ended September 30, 2004.

Change in fair value of embedded derivatives. The change in fair value of embedded derivatives expense to operations decreased $34.6 million, or 89%, to $4.2 million for the nine months ended September 30, 2005 compared to $38.8 million for the nine months ended September 30, 2004. The decrease was the result of the cessation of derivative accounting associated with our preferred stock in February 2005 when the holder of our Series A preferred stock, Rackable Investment LLC, relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. See “Accounting for Fair Value of Embedded Derivatives” in “Company Overview” for additional details.

Interest income. Interest income increased $269,000 to $273,000 for the nine months ended September 30, 2005 compared to $5,000 for the nine months ended September 30, 2004. This increase is due to higher average cash and short-term investment balances given the proceeds from our initial public offering in June 2005.

Interest expense. Interest expense decreased $367,000, or 19%, to $1.5 million for the nine months ended September 30, 2005 compared to $1.9 million for the nine months ended September 30, 2004. The decrease was primarily related to redemption of our mandatorily redeemable preferred stock in June 2005 in connection with our initial public offering. As a result, associated dividend expense, recorded as interest expense on our statements of operations, were lower. In addition, with the proceeds from our initial public offering, we reduced the borrowings under our line of credit facility.

Gain on sale of investment. In September 2000, we received stock as payment for servers delivered to a customer. In the third quarter of 2004, we sold this stock, resulting in a one-time gain of approximately $3.0 million.

Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2005 was $4.8 million compared to $3.0 million for the nine months ended September 30, 2004. The effective tax rate differs from the statutory income tax rate in the respective periods mainly due to permanent tax differences associated with our accounting for embedded derivates and preferred stock dividends recorded as interest expense.

Stock based compensation. Stock based compensation expense decreased $4.3 million to $420,000 for the nine months ended September 30, 2005 compared to $4.7 million for the nine months ended September 30, 2004. The decrease was primarily due to a $4.5 million charge associated with the amortization of stock based compensation related to payment of deferred compensation agreements to two of our executives and repayment of promissory notes from the executives issued in connection with our preferred stock financing. The charge included a one-time variable accounting charge of $4.2 million incurred with the repayment of these executive promissory notes. There was no similar charge in the nine months ended September 30, 2005. This was offset by an increase of $239,000 from amortization of deferred stock based compensation related to employee grants issued after September 30, 2004. Under the intrinsic-value method of accounting for stock based compensation arrangements for employees, we recognize compensation cost to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant.

Liquidity and Capital Resources

Liquidity

We ended the third quarter of 2005 with $10.7 million in cash and cash equivalents and short-term investments as compared to $17.1 million at December 31, 2004, a decrease of $6.4 million from nine months ago. This decrease was primarily due to an increase of $36.7 million in our accounts receivable and a $28.0 million in our inventories primarily attributable to the Company’s growth. In addition, we repaid $14.1 million under our line of credit, redeemed $24.7 million of our mandatory preferred stock and repaid $3.0 million of promissory notes payable to related parties. These decreases were offset by $67.8 million of net proceeds raised in our initial public offering. We expect to finance our operations for the next twelve months primarily through available operating cash flows, cash reserves and available borrowings under our line of credit. There was $20,000,000 available for borrowings under the line of credit at September 30, 2005, which line of credit expires in August 2006, at which time we currently anticipate that we will renew the line of credit. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, operating results and capital expenditures required to meet possible increased demand for our products. If we fail to reduce cash consumed by operations, or generate additional cash from our operations on a timely basis, we may not have the cash resources required to run our business and we may need to access our line of credit or seek additional sources to fund our needs. We plan to invest a large portion of our available cash in highly liquid, short-term investment grade government and agency debt securities with maturities of less than three months.

The following table summarizes Rackable System’s statement of cash flows for the nine months ended September 30, 2004 and 2005:

	Nine Months Ended September 30,
	2004	2005
Statements of Cash Flows Data:
Net cash used in operating activities	$(2,510)	$(25,776)
Net cash (used in) provided by investing activities	2,493	(8,528)
Net cash provided by financing activities	14,149	19,989

Net increase (decrease) in cash and cash equivalents	14,132	(14,315)
Cash and cash equivalents—Beginning of period	2,320	17,111

Cash and cash equivalents—End of period	$16,452	$2,796

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2005 was $25.8 million, as compared to $2.5 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, cash was used in operating activities to fund net working capital increases in accounts receivable of $36.8 million and in inventories of $28.0 million. The increase in our accounts receivable balance at September 30, 2005 was primarily attributable to an abnormally high percentage of our revenues being recognized in the last month of the quarter due to the procurement cycles of our largest customers. The increase in inventory was mainly due to higher beginning backlog and work in progress at September 30, 2005 compared to September 30, 2004. The increase in our accounts receivable and inventory balances was partially offset by an increase in accounts payable of $24.3 million. In the fourth quarter of 2005, we anticipate an income tax payment of approximately $8.5 million. For the nine months ended September 30, 2004, net cash used in operating activities of $2.5 million resulted from a net loss of $41.1 million that was offset almost entirely by $38.8 million of non-cash charges pertaining to changes in fair value of embedded derivatives. Our net loss was also offset by $4.7 million of non-cash charges for amortization of stock based compensation. In addition, for the nine months ended September 30, 2004, cash was used in operating activities to fund net working capital increases in accounts receivable of $4.3 million and inventory of $5.6 million. These were partially offset by an increase in accounts payable of $3.9 million and accrued expenses of $1.5 million.

We anticipate that accounts receivable, inventory and accounts payable will continue to increase to the extent our business expands.

Investing Activities

Cash used by investing activities was $8.5 million for the nine months ended September 30, 2005 compared to cash provided by investing activities of $2.5 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, cash used consisted of purchases of short-term marketable securities of $14.9 million and $541,000 used for capital expenditures for computer hardware, office equipment and software applications. These were partially offset by sales and net maturities of our short-term marketable securities of $7.0 million. For the nine months ended September 30, 2004, we generated cash from investing activities of $2.5 million, primarily attributable to proceeds of $3.5 million received from the sale of an investment. This was offset by $973,000 used for capital expenditures.

In general, we are not a capital intensive company. However, we do expect capital investment to increase moderately in the near future as we invest in our infrastructure and systems to improve our process controls and procedures in our efforts to become compliant with Sarbanes-Oxley internal control over financial reporting requirements when we become subject to those rules and in anticipation of implementing a new financial system.

Financing Activities

Net cash generated from financing activities during the nine months ended September 30, 2005 was $20.0 million, as compared to $14.1 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we successfully completed our initial public offering, netting $67.8 million after issuance costs. With the net proceeds, we redeemed our mandatorily redeemable preferred stock in the amount of $24.7 million, paid off our credit facility with Silicon Valley Bank in the amount of $14.1 million and repaid $3.0 million of notes payable to related parties. In the same period, we also repurchased $6.0 million of shares from our Founders. For the nine months ended September 30, 2004, we primarily financed our operations through our line of credit with Silicon Valley Bank. We extended our line of credit with Silicon Valley Bank in August 2005. The line of credit agreement provides for borrowings not to exceed the lesser of $20 million or the sum of 80% of eligible accounts receivable and loans from the bank in the aggregate principal amount of $10 million, provided that such borrowings shall only be available as long as we maintain profitability in each of the two preceding fiscal quarters, less the amount of all outstanding letters of credit minus the foreign exchange reserve and all amounts utilized for cash management services. The line of credit also includes a tangible net worth covenant that is calculated as follows: $40 million plus 60% of any equity or subordinated debt plus 50% of the net quarterly earnings in the prior quarter beginning with the quarter ended September 30, 2005 to be tested quarterly. At September 30, 2005, and December 31, 2004, we were in compliance with these covenants. Borrowings under the line of credit bear interest at the bank’s prime rate per annum, which was 6.75% at September 30, 2005. Borrowings under the line of credit totaled zero at September 30, 2005 and $14.1 million at December 31, 2004 (none at December 31, 2003, and 2002). At December 31, 2004, we borrowed the maximum amounts allowed under the line of credit to present strong cash balances for purposes of establishing credit with vendors and to demonstrate the liquidity available under the facility for future capital and operating requirements. There were $20 million of available borrowings under the line of credit at September 30, 2005 and there were no available borrowings under the line of credit at December 31, 2004. Presently, the line of credit agreement expires on August 30, 2006 at which time we currently anticipate that we will renew the line of credit.

We expect to grow our operating expenses as we continue to execute our business strategy. We intend to fund these activities with cash reserves, available borrowings under the line of credit and cash generated from operations, if any. We may also consider raising additional capital through the issuance of equity securities to execute our business plan and to provide adequate working capital to satisfy our business objectives and requirements. Increases in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures which will deplete our available funds. We anticipate that operating expenses and working capital will constitute a material use of our cash resources.

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at September 30, 2005, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years
Operating leases	$1,626	$447	$1,179
Purchase obligations	287	132	155

Total	$1,913	$579	$1,334

In July 2004, we entered into a five-year lease agreement for our corporate headquarters located in Milpitas, CA.

In February 2004, we agreed to purchase 5,000 units of remote management cards from a supplier annually for three years. As of September 30, 2005, we had met all of this commitment for 2005. The approximate remaining commitment for 2006 is $155,000.

Pursuant to our agreement with Yahoo! in September 2003, we agreed to spend $250,000 in marketing with Yahoo! over an 18 month period which has been extended an additional nine months through December 31, 2005. Through September 30, 2005, we had incurred $118,000 of marketing expenditures pursuant to this agreement. Other than our obligation to spend the remaining $132,000, this agreement has expired.

On December 31, 2004, we repurchased a warrant issuance obligation by entering into a promissory note arrangement with each of the former stockholders of Old Rackable for an aggregate principal amount of $3.0 million. The notes bore interest at 2.48% per annum, compounded annually. We repaid approximately 50% of the outstanding principal immediately following our initial public offering, and the remaining 50% of the outstanding principal plus accrued and unpaid interest in August 2005.

From time to time, we will issue blanket purchase orders to our contract manufacturers for the procurement of materials to be used for upcoming orders. Blanket purchase orders vary in size depending on the projected requirements of the company, but often exceed $800,000 in value. If we do not consume these materials on a timely basis or if our relationship with one of our contract manufacturers was to terminate, we could experience an abnormal increase to our inventory carrying amount and related accounts payable.

Other than the obligations, liabilities and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations. We have no off-balance sheet transactions.

We believe that our current cash balance, available borrowings under our revolving credit facility and cash generated from operations, if any, will be sufficient to meet our needs for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Related Party Transactions

In August 2005, Rackable Systems repaid the remaining portion, totaling approximately $1.5 million, of promissory notes previously issued to our founders.

In September 2005, we amended certain of the Option Agreements and Employment Agreements with Thomas Barton, our Chief Executive Officer and Todd Ford, our Chief Financial Officer. Pursuant to such amendments, certain restrictions on shares owned by each of Mr. Barton and Mr. Ford, such as the restriction that written board consent must be obtained prior to transferring or selling certain shares, were terminated, the severance payment and acceleration benefits provided to Mr. Barton or Mr. Ford upon termination without cause or resignation for good reason was increased from six to 12 months and the annual bonuses were deemed payable quarterly. In addition, the Company’s Compensation Committee approved new annual salaries for Mr. Barton and Mr. Ford of $340,000 and $260,500, respectively, and target annual bonuses of $175,000 and $100,000, respectively.

For other related party transactions, refer to the analogous section in our prospectus filed with the SEC on June 10, 2005.

Factors That May Affect Our Operating Results

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. For example, our revenues grew from $18.1 million for the quarter ended March 31, 2004 to $34.8 million for the quarter ended June 30, 2004, but declined to $33.9 million for the quarter ended September 30, 2004 and to $23.0 million for the quarter ended December 31, 2004 as compared to $30.5 million for the quarter ended March 31, 2005, $44.0 million for the quarter ended June 30, 2005 and $57.4 million for the quarter ended September 30, 2005. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

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

We are substantially dependent on a concentrated number of customers, specifically Internet companies, that purchase in large quantities. If we are unable to maintain or replace our relationships with customers and diversify our customer base, our revenues may fluctuate and our growth may be limited.

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. For example, our largest customer in fiscal 2002 accounted for 32% of our revenues, but this customer only accounted for 6% of our revenues in fiscal 2003 and none of our revenues in fiscal 2004 and 2005. Similarly, our largest customer in fiscal 2004 accounted for 36% of our revenues, but only accounted for 1% of our revenues in fiscal 2003. In the first nine months of 2005 our largest customer accounted for approximately 21% of our revenues, but in the first nine months of 2004, only accounted for 18% of our revenues. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

In the first nine months of 2005, 71.7% of our revenues were generated from companies that compete in the Internet services market. A significant part of our growth has been due to the fact that these companies are doing well and in many cases expanding, and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenues will be adversely affected.

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

Our cash balance and short term investments decreased significantly during the third quarter of 2005 and if we are unable to raise additional capital or improve our cash position from operating activities, our business may be harmed.

As of September 30, 2005, we had an aggregate of $10.7 million available in cash, cash equivalents and short-term investments compared with an aggregate of $35.9 million as of June 30, 2005, primarily as a result of higher accounts receivable and inventory balances and the repayment of $1.5 million in promissory notes to our founders that were partially offset by an increase in accounts payable. Due to the significant increase in order volume at the end of the third quarter and beginning of the fourth quarter, we used more of our cash in operations which was not immediately offset by payments to us from our customers. Accounts receivable increased from $19.6 million at June 30, 2005 to $46.2 million at September 30, 2005 and inventories increased from $19.7 million at June 30, 2005 to $40.0 million at September 30, 2005. If we fail to reduce the cash consumed by operations, or generate additional cash from our operations on a timely basis, we may not have the cash resources required to run our business, which would require us to raise additional capital through the sale of equity or debt securities. The uncertainty related to such a circumstance could adversely affect our relationships with customers, vendors and partners. In particular, we could face substantial liquidity pressure if vendors or others with whom we do business were to change the payment terms under which we operate.

We have begun to expand our sales into international markets and intend to further expand our sales into additional international markets, which may be more difficult than we expect, and if we are unable to do so successfully, our revenues and operating results may be adversely impacted.

One component of our growth strategy is to expand into international markets, which includes our recent establishment of a subsidiary in Ireland. However, we have limited experience in selling our systems overseas, and we may encounter unexpected difficulties in doing so. If we are not able to successfully expand into international markets, our ability to grow our business will be adversely affected. Some of the factors that may impact our ability to initiate and maintain sales in foreign markets include:

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

Our business depends on companies moving away from large proprietary RISC/UNIX servers, to servers based on modular, open standard-based architecture, including servers that run on Linux and Microsoft Windows operating systems and that utilize commercially available x86 processor architectures. If enterprises do not continue to adopt this open standard-based approach, the market for our products may not grow as we anticipate and our revenues would be adversely affected. Excluding sales to Microsoft Corporation, we believe that a majority of the server systems that we sold in 2004 and the first nine months of 2005 ran on the Linux operating system, and are subject to the GNU General Public License. Pending litigation involving the SCO Group’s claim against IBM that Linux is an unauthorized derivative work of the UNIX® operating system, if it results in a ruling that users of Linux must pay royalties to SCO or others, could impede broader Linux adoption and could materially harm our ability to sell our products based on the Linux operating system. In addition, the GNU General Public License is a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation or that a party could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under these licenses. Any ruling by a court that these licenses are not enforceable, or that the Linux operating system or significant portions of it may not be copied, modified or distributed subject only to the minimal restrictions contained in these licenses, could also impede broader Linux adoption and limit our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their datacenter systems. The failure of our customers and potential customers to replace their legacy server systems and adopt open standard-based modular technologies could have a material adverse impact on our ability to maintain or generate additional revenues.

We rely primarily on our direct sales force to generate revenues, and may be unable to hire additional qualified sales personnel in a timely manner or retain our existing sales representatives.

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to hire additional qualified sales personnel in the near term and beyond if we are to achieve our anticipated revenue growth. The competition for qualified sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past, it has taken us up to six months to hire a qualified sales executive and it may take a newly hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencement of the search to productivity in excess of one year. In addition, if we are unable to retain our existing sales personnel, our ability to maintain or grow our current level of revenues will be adversely affected.

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

Our intellectual property is critical to our success and our ability to compete. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. Unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology despite our efforts to protect our intellectual property. In September 2005, we filed a patent infringement action against one defendant in response to which the defendant counter claimed that two of our patents are invalid and not infringed. In addition, we previously initiated two patent infringement actions against six defendants, seeking to enforce our intellectual property rights. We obtained consent judgments and permanent injunctions against five of the defendants, and reached a confidential settlement with the sixth. However, litigation is inherently uncertain, and there is no assurance that any litigation we initiate will have a successful outcome. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where we have two patent applications pending but do not have any issued patents, and the laws may not protect our proprietary rights as fully as the laws of the United States. Any claims or litigation that we have initiated or that we may initiate in the future to protect our proprietary technology could be time consuming and expensive and divert the attention of our technical and management resources whether or not the claims or litigation are decided in our favor. We currently have seven patents issued in the United States and twelve utility patent applications pending. Patents may not be issued from these patent applications, and even if patents are issued, they may not benefit us or give us adequate protection from competing products. For example, issued patents might be circumvented or challenged, as is the case in the current patent infringement action, and could be declared invalid or unenforceable. Moreover, if other companies develop unpatented proprietary technology similar to ours or competing technologies, our competitive position will be weakened.

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

We sold our first Foundation Series compute servers in February 2000. For fiscal 2004 and the first nine months of fiscal 2005, sales of our Foundation Series compute servers accounted for approximately 93.3% and 81.5%, respectively, of our revenues. We launched our Scale Out Series compute servers in August 2004 as an additional offering in our product line, which accounted for approximately 8.8% of our revenues in the first nine months of fiscal 2005. While we expect this series to contribute to future revenues, we are not certain if this contribution will continue or grow. If our Scale Out Series compute servers fail to achieve market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current product line, we may not grow our business and revenues as we expect. In addition, while it is not our intention, there is the risk that sales of our Scale Out Series compute servers will, in some cases, replace sales of our Foundation Series compute servers, which would decrease the ability of our Scale Out Series compute servers to increase our revenues. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

We rely on contract manufacturers to manufacture our products, and our failure to successfully manage our relationships with these contract manufacturers could impair our ability to deliver our systems in a manner consistent with required volumes or delivery schedules, which could damage our relationships with our customers and decrease our revenues.

We rely on a small number of contract manufacturers to assemble and test a majority of our products. In 2004, we relied on Sanmina-SCI Corporation to manufacture a majority of our products. During the first nine months of 2005, Synnex manufactured the majority of our products. None of these third-party contract manufacturers are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our contract manufacturers has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. If our contract manufacturers are not able to maintain our high standards of quality, are not able to increase capacity as needed, or are forced to shut down a factory, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenues and negatively impact our growth.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and The NASDAQ Stock Market Rules, or Nasdaq rules. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. For example, in connection with our audit for the years ended December 31, 2003 and 2004, our independent registered public accounting firm noted a reportable condition with respect to the method of accounting that we applied to the embedded derivatives related to our mandatorily redeemable preferred stock, the preferred stock issued to two executives in exchange for promissory notes and certain stock options. As a result, audit adjusting entries were required for the years ended December 31, 2003 and 2004. Due to the magnitude of the adjustments, this reportable condition was determined to be a material weakness. The accounting for equity and derivative instruments is complex, and the relevant accounting implications must be closely monitored, researched and evaluated. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq National Market.

In connection with these efforts, we intend to implement a new Enterprise Resource Planning system, or ERP system in 2006. If we are unable to implement the ERP system and similar Sarbanes-Oxley compliance-related activities in a timely and efficient manner, management’s attention may be diverted from other business concerns and we may encounter difficulties in accurately reporting on our financial performance on a timely basis, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates. We did not have material indebtedness for borrowed money as of September 30, 2005. The annual interest rate on our credit facility is the prime rate, which was 6.75% at September 30, 2005. An immediate 10% increase in the prime rate would not have a material effect on our interest expense. If and when we do enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales or have material purchase obligations outside of the United States and therefore do not generally have exposure to foreign currency exchange risks.

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2004 and September 30, 2005, our cash equivalents consisted of money market funds and our short-term investments consisted of debt securities with effective maturities of three months and less. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. As of December 31, 2004 and September 30, 2005, we had no foreign currency exchange risk.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 2, 2005, we filed suit against Super Micro Computer, Inc. in the United States District Court for the Northern District of California, claiming that Super Micro’s products infringe two patents held by us. The complaint seeks monetary damages and injunctive relief. On September 22, 2005, Super Micro responded claiming two of our patents are invalid.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

The effective date of the registration statement for our initial public offering was June 10, 2005. In the third quarter of 2005 we used approximately $16.5 million of the remaining proceeds from our initial public offering for working capital purposes, primarily to fund accounts receivables and inventory. None of the payments were made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

ITEM 5. Other Information

On November 7, 2005, the compensation committee of our board of directors approved the bonuses payable to each of Thomas Barton, our chief executive officer, and Todd Ford, our executive vice president and chief financial officer, pursuant to the terms of their bonus arrangements with Rackable, for the nine month period ended September 30, 2005, to be $100,000 and $75,000, respectively. In addition, the compensation committee determined that it will determine the amount of bonus payable to Messrs. Barton and Ford under their bonus arrangements with respect to the fourth quarter of 2005 and with respect to the four quarters of 2006 based on Rackable’s achievement of its goals for revenues, gross margin, earnings per share (on a normalized basis) and quarterly backlog, as such quarterly goals have been specified in management’s operating plan as previously provided to our board of directors.

In addition, on the same date the compensation committee approved the reimbursement of Messrs. Barton and Ford for their legal fees and expenses incurred in connection with the recent amendment of their employment and option agreements, in an aggregate amount of up to $10,000, plus any amounts added as a gross up to account reasonably for state and federal income tax associated with such reimbursement.

ITEM 6. Exhibits

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKABLE SYSTEMS, INC.

By:	/s/ Todd R. Ford
By:	Todd R. Ford
Executive Vice President of Operations
and Chief Financial Officer
(Duly authorized and principal financial officer)

Dated: November 8, 2005

Exhibit Index

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

10.1	Amendment to Loan Documents, dated August 30, 2005, by and between the Registrant and Silicon Valley Bank. (3)

10.2	First Amendment to the Option Agreements dated September 1, 2005 between the Company and Thomas K. Barton. (4)

10.3	First Amendment to the Option Agreement dated September 1, 2005 between the Company and Todd R. Ford. (5)

10.4	First Amendment to the Employment Agreement dated September 1, 2005 between the Company and Thomas K. Barton. (6)

10.5	First Amendment to the Employment Agreement dated September 1, 2005 between the Company and Todd R. Ford. (7)

10.6	Executive Compensation Summary. (8)

10.7	Director Cash Compensation Agreement. (9)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed as Exhibit 3.1 to Rackable System’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.
(2)	Filed as Exhibit 3.6 to Rackable System’s Registration Statement on Form S-1 (No. 333-122576) and incorporated herein by reference.
(3)	Filed as an Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2005 and incorporated herein by reference.
(4)	Filed as Exhibit 10.21 to Rackable System’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on November 8, 2005 and incorporated herein by reference.
(5)	Filed as Exhibit 10.24 to Rackable System’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on November 8, 2005 and incorporated herein by reference.
(6)	Filed as Exhibit 10.20 to Rackable System’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 8, 2005 and incorporated herein by reference.
(7)	Filed as Exhibit 10.23 to Rackable System’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 8, 2005 and incorporated herein by reference.
(8)	Filed as Exhibit 10.36 to Rackable System’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 8, 2005 and incorporated herein by reference.
(9)	Filed as Exhibit 10.37 to Rackable System’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on November 8, 2005 and incorporated herein by reference.