Form 10-K
period 2005-12-31
Rackable Systems, Inc.
filed 2006-02-22
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-51333

Rackable Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	32-0047154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1933 Milmont Drive

Milpitas, California 95035

(Address of principal executive offices, including zip code)

(408) 240-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act),     Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ National Market, was approximately $98,621,464. Excludes an aggregate of 11,740,193 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2005. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 17, 2006, there were 23,375,325 shares of the registrant’s common stock outstanding.

RACKABLE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND TRADEMARKS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Annual Report on Form 10-K other than statements of historical fact, are forward-looking statements. Investors can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.

Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including the risk factors set forth in “Item 1A. Risk Factors” in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. The information included in this Annual Report on Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements and we expressly assume no obligation to update the forward-looking statements included in this report after the date hereof except as required by law.

“Rackable Systems,” “Foundation Series,” “Scale Out Series,” “OmniStor,” “Roamer” and the Rackable Systems logo are trademarks of Rackable Systems, Inc. All other trademarks or service marks appearing in this report are trademarks or service marks of their respective owners.

PART I

Item 1. Business

Overview

We believe we are a leading provider of high-density compute servers based on an open architecture approach, targeting scale out datacenter deployments. In addition, we also design, market and sell a range of high-capacity storage systems which leverage many of our core server technologies. Our products are designed to provide benefits in the areas of density, thermal management, remote management, ease of serviceability and flexible and efficient power distribution. We also offer a high degree of flexibility and control in component selection to match the specific environmental and application requirements of our customers. Our products are designed to reduce total cost of ownership through strategic sourcing of components and reduced deployment and operating expenses. We base our products on open standard components such as processors from Advanced Micro Devices, or AMD, and Intel, operating systems such as Linux and Windows in order to leverage the continuing price-performance improvements associated with high-volume computer components.

Our flagship Foundation Series compute servers are high-density, rack-mounted server systems designed specifically for scale out datacenter environments. The Foundation Series servers utilize our patented half-depth, back-to-back chassis design to increase the physical server density, reducing floor space requirements. When deployed in our cabinets, we are generally able to offer approximately twice the server or processor density of traditional rack-mount solutions. We provide a range of power and heat management techniques that enable our servers to operate effectively at these density levels. The Foundation Series servers also provide configurable components, front-facing cable connections for enhanced serviceability, and our proprietary Roamer™ remote management solution. In August 2004, we introduced our Scale Out Series of compute servers as an additional offering in our product line, which are designed to offer higher density levels for certain configurations as well as improve thermal and cable management. Our Scale Out Series is complementary to our Foundation Series, as we believe there will continue to be customers for which the traditional rack mount size or system configurations available with the Foundation Series compute servers are more important than the additional features of the Scale

Out Series. In addition, we selectively use reseller and original equipment manufacturer, or OEM, relationships to provide additional server offerings that our customers may request from time to time.

We also offer low-cost, high-capacity storage servers, which leverage many of our core compute server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. In the fourth quarter of 2004, we began providing storage products that combine our hardware with software layers provided by third parties under OEM software license arrangements. We launched two of these products in the fourth quarter of 2004, specifically a network attached storage, or NAS, appliance and an internet protocol, or IP, storage area network, also known as a SAN, appliance that leverages the IP small computer system interface, or iSCSI, protocol. Over time, we expect to qualify additional storage software layers to bundle with our hardware. To complement our storage server line, we selectively leverage reseller and OEM relationships to provide additional storage offerings that our customers may request from time to time, such as external fibre channel and small computer system interface, or SCSI, redundant array of independent disks, or RAID, solutions.

We market our systems primarily through our direct sales force predominantly to enterprises within the United States. We are in the early stages of developing an international sales and operational presence, focusing initially on Ireland and China. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens or hundreds of terabytes of storage per year. To date, we have sold our products to over 250 customers. We have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas exploration and biotechnology and pharmaceuticals.

Corporate Information

We were incorporated in the State of Delaware in December 2002 under the name of Rackable Corporation, at which time we received financing from an entity affiliated with Parthenon Capital and purchased substantially all of the assets and assumed substantially all of the liabilities of our predecessor corporation, now named GNJ, Inc. GNJ, Inc., formerly known as Rackable Systems, Inc. and referred to as Old Rackable in this report, was incorporated in October 2000. In December 2000, GNJ, Inc. purchased all of the assets and assumed all of the liabilities of Rackable Systems LLC, the predecessor entity to GNJ, Inc., that was formed in October 1999. Rackable Systems LLC was later merged into GNJ, Inc. in January 2001. We changed our corporate name from Rackable Corporation to Rackable Systems, Inc. in December 2002. Our principal executive offices are located at 1933 Milmont Drive, Milpitas, California and our telephone number is (408) 240-8300.

Additional information about Rackable Systems, Inc. is available on our website at www.rackable.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such reports with, or furnishing such reports to, the Securities and Exchange Commission. Information contained on our website is not incorporated by reference in, or made part of this Annual Report on Form 10-K or our other filings with or reports furnished to the SEC.

The terms “Rackable,” “Rackable Systems,” “we,” “us” and “our” as used in this Annual Report on Form 10-K refer to Rackable Systems, Inc. and its subsidiary and, with respect to events occurring prior to December 23, 2002, our predecessor company formerly named “Rackable Systems, Inc.” and now named “GNJ, Inc.”

Industry Background

The increasing reliance by enterprises on information technology for everyday operations is driving the need for cost-effective, high-performance computing and high-capacity storage systems. Historically, enterprises have met their higher-end compute and storage requirements using monolithic systems, such as mainframes and supercomputers, based on proprietary operating systems and processors. However, these systems are relatively expensive, can lack modularity or configurability and often force customers to purchase additional products and services from a single vendor. More recently, enterprises have begun to deploy large-scale computing and storage infrastructures by aggregating large numbers of relatively inexpensive, open-standard modular computing and storage systems, known as “scale out” systems. These scale out systems typically run relatively low-cost operating systems such as Linux and Windows and can enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and with greater flexibility and scalability. Many enterprises with high-performance computing or high-capacity storage requirements are adopting scale out systems, enabling the addition of compute and storage capacity in incremental units. Some enterprises with large-scale datacenter operations are now deploying thousands or even tens of thousands of scale out servers in their datacenters, as well as hundreds of terabytes of disk storage.

The Scale Out Compute Server Market

Scale out compute servers generally incorporate “rack-mount” or “blade server” designs due to their modularity and their lower total cost of ownership. Rack-mount servers are enclosed in an individual chassis, and multiple rack-mount servers are generally mounted horizontally into an industry-standard cabinet or rack. Blade servers are typically minimally enclosed, single circuit boards, and multiple blade servers are then vertically slotted into a blade server chassis, which is then generally fastened horizontally into a cabinet or rack. The scale out compute server market is characterized by several key technology trends that reflect the growing demand for modular computing systems based on industry-standard components and lower-cost operating systems, including:

x86 processor architecture. The dominant processor architecture for today’s scale out server environment is x86-based. The extensive use of x86 processors in the personal computer market has created price and performance advantages for these processors when compared to lower-volume or proprietary processors. Recently, both AMD and Intel have announced new processors for the scale out server market that combine the benefits of traditional low-cost x86 processing with additional high performance capabilities usually found in more expensive processors.

Linux and Windows operating systems. Scale out compute servers generally run Linux or Windows operating systems, which increasingly are being used for enterprise computing and storage applications. These operating systems tend to feature a lower total cost of ownership relative to proprietary operating systems, such as UNIX variants. The broad adoption of these lower-cost operating systems has driven extensive support from software and hardware vendors. Since these operating systems are hardware-vendor independent, enterprises have the flexibility to use systems from different hardware vendors in their computing infrastructures. Linux- and Windows-based servers are expected to be the two fastest growing operating system segments of the server market.

Volume servers. The term “volume servers” generally refers to servers with an average sales price below $25,000. As enterprises increasingly use x86-based processors and Linux and Windows operating systems, they are lowering their total cost of ownership by purchasing volume servers that meet their computing performance, configuration flexibility and modularity objectives.

Clustered computing. High-speed interconnect technology and clustering software technology are allowing the aggregation of scale out server resources into larger clustered computing systems. These clustered computing systems can reach sufficiently high performance levels to replace legacy supercomputer, mainframe and proprietary RISC systems for various classes of high performance computing applications, generally at lower cost.

New form factors. To facilitate the deployment of a large number of servers in a limited amount of space, the industry has introduced new physical designs, or form factors. Compute servers deployed in scale out environments generally incorporate rack-mount or blade server designs. Both of these new form factors enable enterprises to increase server density in the datacenter, while improving installation and maintenance efficiency.

The High-Capacity Storage Market

The Internet, data-intensive applications and digital content such as audio, graphics and video files are driving the rapid growth of data storage. As data storage requirements have grown over the past decade, enterprises have turned to networked storage systems to address their storage needs. Networked storage systems enable storage to be shared by many users on a network instead of being captive to individual users or servers. This shared access to data has provided dramatic productivity benefits to enterprises. Despite the widespread adoption of networked storage systems, the evolution to modular storage systems based on open-standard operating systems and industry-standard components has trailed the evolution of the open standard modular compute server market.

While traditional networked storage systems provide many benefits to enterprises, they typically have been relatively expensive to purchase and manage. As storage requirements have grown, enterprises have increasingly turned to lower-cost data storage systems to provide affordable storage capacity. These storage systems typically use Linux or Windows operating systems and low-cost disk drives, such as serial advanced technology attachment, or serial ATA.

Networked storage is typically delivered as either a SAN or a NAS. SANs connect storage systems together in a dedicated storage network, and have traditionally been used for high-end storage requirements for critical data. Recently, SANs have begun to use an emerging IP-based interconnect standard, known as iSCSI, which leverages lower cost disk drive and networking components to reduce the total cost of ownership compared to traditional fiber-channel based SANs. NAS systems are typically dedicated storage appliances that are directly attached to a local area network, allowing all computers on the network to have access to the data stored on the NAS appliance.

Both NAS and iSCSI SAN systems can be configured to provide reliable, high-capacity storage in scale out environments in a cost-effective manner. The increasing use of an open-standard architecture approach and industry-standard components in NAS and iSCSI SAN systems is expected to decrease the total cost of ownership of these systems, thereby increasing their market adoption.

Challenges for Scale Out Compute and Storage Server Deployments

Companies that have adopted scale out solutions are deploying increasingly large server and storage farms, which can consist of thousands of servers and hundreds of terabytes of storage. Scale out deployments of this magnitude can result in performance and maintenance challenges and unnecessarily high acquisition, operating and maintenance costs. Specific challenges with scale out deployments include:

Need for optimized server density and thermal management. The increasing need for computing power and storage capacity has resulted in the need for higher density solutions to optimize the use of valuable floor space and keep operating costs to a minimum. Traditional rack-mount solutions generally offer a maximum of 44 compute nodes or servers per standard rack or cabinet. When fully populated, these racks generate significant heat, which can lead to server failure if not properly exhausted. To mitigate heat build up, most datacenters deploy rack-mount equipment using a “hot-aisle/cold-aisle” strategy, where heat from the backs of adjacent server rows is exhausted into the same hot aisle. This type of configuration does not maximize density levels, nor does it return heat to HVAC systems in a particularly efficient manner. As enterprises seek to push density beyond standard rack configurations, the issues of density and thermal management become even more challenging.

High cost of monitoring and maintaining many servers. The cost of monitoring and maintaining datacenter infrastructure is increasing as enterprises deploy increasingly large server and storage farms. Typically, datacenter staff can represent a significant portion of the datacenter operating cost structure. Ongoing maintenance includes monitoring the state of the datacenter environment, monitoring the status of servers and components, and maintaining failing or failed units. Locating, servicing and replacing failed servers often requires the coordinated efforts of multiple system administrators.

Power management issues. As the size of large scale server and storage deployments increases, datacenters are finding it increasingly difficult to cope with power requirements. Power consumption is increasing due to the larger number of servers deployed, compounded by higher power consumption per server due to continuing increases in component performance. In many cases, power consumption has become a bottleneck in datacenters, restricting the number of servers that can be deployed in the datacenter or mounted in a rack. All server components use DC power and essentially all commodity rack mount compute servers convert AC power to DC power within the server. However, this type of small scale conversion is not optimal as a means of power distribution compared with other techniques such as moving AC-DC conversion outside the server to reduce heat dissipation in the server, aggregating AC-DC conversion in larger power supplies instead of using individual less efficient server-level AC power supplies and enabling improved redundancy schemes to withstand the loss of an AC power circuit.

Lack of configurability and flexibility. Traditionally, server vendors have offered only limited component choice and configuration options. Today, as companies are selecting scale out computing solutions for high performance applications, they are looking for more options and greater control over component selection. Traditional x86 server vendors often are not well prepared for these requests, which include specific motherboards, processors, memory and disk drive choices. In addition, standard x86 servers often include components that some customers do not require. These additional components can add unnecessary cost and power consumption.

High cost and lack of configurability of storage capacity. Similar to the mainframe and proprietary UNIX compute server market, the traditional storage market is hindered by a lack of product flexibility and high cost of ownership, both in terms of up front capital expense and ongoing operating and maintenance costs. While leading storage vendors have recently begun to introduce lower cost options and more modular architectures, the storage industry is several years behind the compute server industry in making use of open standard and commodity components and operating systems. In general, leading storage vendors bundle their hardware with proprietary software solutions. Unlike the compute server market, it has been relatively difficult for customers to buy storage solutions where hardware and software can be separately specified and where components and upgrade technologies can be procured from multiple vendors.

The Rackable Systems Solution

We design, market and support a comprehensive suite of compute and storage server systems that are optimized for scale out datacenter deployments. Our modular, rack-mounted systems are based on industry- standard components and open-standard or lower-cost operating systems. We offer a broad selection of core system component technologies, which enables us to tailor systems to specific customer requirements. Our innovative designs enable our customers to maximize server density while optimizing thermal and power management within the datacenter. We design our solutions to be installed on a turnkey basis with remote management capabilities that minimize ongoing maintenance expenses. By embracing the benefits of modular, open-standards computing and storage solutions, we enable our customers to expand capacity and improve performance in the datacenter at a lower total cost of ownership.

Key benefits of our systems include:

Innovative form factors to improve density and thermal management. Our systems are designed to alleviate inefficient use of floor and rack space and thermal management issues, problems that are found in major datacenter installations today. Our Foundation Series compute servers are approximately half as deep as traditional rack-mount systems. By deploying these servers in our cabinets with our patented “back-to-back”

mounting technology, we are able to offer twice the density of traditional rack-mount solutions. Our Scale Out Series offer high density levels by making use of a new server form factor and our “back-to-back” and “side-to-side” mounting technologies. We can achieve higher density levels for some configurations using the Scale Out Series line as opposed to the Foundation Series line.

With increased density comes increasing needs for optimized thermal management. We use a range of thermal management technologies to vent heat from the cabinet as well as reduce heat inside the server. These thermal management technologies include our patented back-to-back mounting with a central air space, or plenum, to draw heat to the center of the cabinet and enable exhaust from the top of the cabinet, as well as reduced server-level heat associated with our optional DC power solution. Our Scale Out Series has also been designed for thermal efficiency, including a taller chassis form factor to increase air flow and enable the use of larger heat dissipation sinks, and deflected air flow to create an updraft in the cabinet air plenum powerful enough to effectively evacuate heat.

Remote monitoring and improved serviceability. Our lights-out remote management solution enables the administration of large-scale server farms from any network-connected off-site location. Our remote management solution enables rapid identification and location of failed servers and results in a significant reduction in the need for onsite maintenance technicians. In addition, our products are designed for improved serviceability through a variety of means including front facing input-output, or I/O, ports and integrated cable troughs. Our Scale Out Series includes additional benefits such as completely internalized cable and power connections and “toolless” serviceability for simplified maintenance. These design innovations allow us to significantly reduce installation and maintenance time and to decrease the need for multiple technicians to service our systems.

Improved power management. Our server and storage lines include a range of design innovations to reduce power consumption and enable flexible power management schemes in scale out deployments. Because we build servers to order, we are sometimes able to eliminate components that draw power but may not be needed by the customer and to match the selection of a particular power supply to the load drawn by the system, which can improve power conversion efficiency. Our remote management technology offers the ability to stagger the start-up of systems, which reduces the aggregate power draw at system boot time and allows the customer to increase the number of systems attached to a power circuit without tripping the circuit breaker. All server components use DC power, and our DC power options allow cabinet- and datacenter-level bulk power conversion to enable higher overall power efficiency versus individual server-level AC power supplies, as well as improved redundancy schemes, such as the ability to withstand complete loss of an AC circuit. Our DC power solutions are designed to be compatible with datacenters that have either AC- or DC-based power distribution infrastructure.

Flexible platforms that address customer-specific requirements. Our compute and storage server systems are based on highly flexible platforms that enable our customers to select the configuration, operating system, processor and other key components based on their requirements. Because our solutions are build-to-order at the component level, they meet our customers’ performance requirements without bundling unnecessary features or components that increase cost. Our systems utilize industry-standard components wherever possible and are compatible with lower-cost operating systems such as Linux and Windows, enabling our customers to achieve optimal performance in a cost-effective manner while minimizing vendor dependence associated with proprietary systems. In addition, we have an OEM license agreement in place with Sun Microsystems that authorizes us to install and resell the Solaris operating system on our hardware. We are also assessing market demand for the use of the Solaris operating system from Sun Microsystems for use in certain scale out environments.

High capacity, cost-effective storage systems. Similar to our compute servers, our storage servers utilize industry-standard components and lower-cost operating systems. We offer storage servers that allow our customers to run their own storage software or storage management applications. We also offer storage servers that include pre-installed storage software applications that we source from third parties. We currently offer a

NAS appliance and an IP SAN appliance that leverage software provided from third parties. We also sell a clustered file system that we source from a third party. We intend to qualify additional third-party software products in the future. Our storage platforms leverage many of the same design principles and component technologies as our compute server platforms. We believe we are well positioned to benefit from a convergence of server and storage technologies, and from the continuing improvements in storage system component technologies such as disk drives and RAID controller cards, as well as advances in storage protocol technologies such as iSCSI. We also source storage hardware technologies from third parties under both OEM and resale arrangements. We source our OmniStor line of external RAID arrays from a third party under an OEM arrangement. We have also recently signed an agreement to resell another vendor’s NAS gateway product and have recently begun to actively market and sell this product. Over time, we expect to continue to expand our storage offerings through both internally developed and externally sourced products and technologies.

Strategy

Our objective is to become the leading provider of high-density compute and storage servers that leverage an open architecture approach for scale out datacenter deployments. Key elements of our strategy include the following:

Provide compelling solutions to known customer needs. We work closely with our customers to understand the challenges they face in scale out datacenter deployments. We design products to address these challenges through a combination of our own research and development and collaboration with our suppliers. We focus our research and development activities on areas where we believe we can maintain sustainable differentiation, such as our remote management system and our patented mechanical designs. We also provide specific direction to our suppliers regarding desired component feature sets and price points that best meet our customer requirements. We believe that this approach to product development maximizes the probability of customer acceptance of our products.

Leverage leading technologies and industry standards. We use widely available components, platforms and software built around industry standards such as AMD and Intel x86 processors, Linux and Windows operating systems and low-cost serial ATA disk drive technologies. This allows our customers to address their computing and storage requirements in a cost-effective manner while minimizing vendor dependence associated with proprietary systems. By maintaining an open architecture and collaborating with leading technology companies, we believe we can stay at the forefront of technology trends, deliver solutions that address large markets and minimize research and development expense.

Introduce new product and service offerings. In addition to adopting standard technologies, we have developed and intend to continue to develop products using our proprietary technology in the areas of cabinet and chassis design, remote management solutions and power and thermal management. For example, we have recently introduced our Scale Out Series and our DC power option. In addition, we intend to expand our presence in the storage market and may seek to develop or acquire proprietary intellectual property at the hardware or software level in this market. We also offer maintenance and support and warranty services, and intend to expand these and other services over time.

Expand market opportunities and sales channels. Our revenues to date have largely been derived from domestic customers with large Internet businesses, as well as customers with high-performance computing applications in vertical markets such as biotechnology and pharmaceuticals, enterprise software, entertainment, federal government, financial services, oil and gas exploration and semiconductor design. We intend to strengthen our presence in these markets, capitalize on opportunities in new vertical markets and expand internationally. We believe that scale out computing technologies are likely to be used in other computing applications, such as general purpose server consolidation, database computing and online transaction processing. Our revenues to date have been generated primarily through our direct sales force and, to a lesser extent, through indirect channels. In addition to augmenting our current sales team, our plan for growing sales includes expanding distribution channels, such as value added resellers, systems integrators, and independent software vendors. We also plan to examine the potential of working with large-scale OEMs domestically and internationally. To date, we have expanded our sales organization only through hiring, but we may seek to augment this in the future through acquisition of a company or companies that have existing direct or indirect distribution capabilities.

Leverage our supply chain and operations to establish and maintain an industry leading cost structure. We consider our low cost structure to be a key competitive advantage. Our efficient supply chain allows us to build systems to order that are customer-specific and contain all necessary features, while minimizing costs. We make extensive use of outsourcing to obtain services that we do not consider core to our competitiveness and to maintain a flexible manufacturing cost structure. We also manage our business based on operating cost targets that are consistent with our available gross margins. We believe that a highly disciplined approach to cost control is critical to success in our industry.

Customers

We have sold our products to more than 250 customers, including companies with large Internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas and biotechnology and pharmaceuticals. Because we generally sell to customers with large-scale datacenter deployments who may procure servers hundreds or thousands of systems at a time, a single customer in any given quarter can account for a large portion of our sales. However, because our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms, their capacity requirements can become fulfilled, whether temporarily or otherwise, and as a result they could purchase significantly fewer or no products from us in subsequent periods. For the fiscal year ended December 31, 2005, Microsoft, Yahoo! and Amazon.com accounted for approximately 14%, 22% and 24% of our revenues, respectively. For the fiscal year ended December 31, 2004, Microsoft and Yahoo! accounted for approximately 36% and 23% of our revenues, respectively. For the fiscal year ended December 31, 2003, Yahoo! accounted for approximately 40% of our revenues and Inktomi, which is now owned by Yahoo!, accounted for an additional 6% of our revenues. Hewlett-Packard was operating as a contractual intermediary for the sale of our products to Microsoft. Our agreement with Hewlett-Packard expired at the beginning of January 2005, and we have subsequently signed an agreement with Microsoft that provides for direct sales between us and Microsoft. We refer to historical sales under the Hewlett-Packard agreement as sales to Microsoft.

Technology

We have a core technology focus on mechanical chassis and cabinet design to enable higher density, improved thermal management and better serviceability. We also have technologies focused on power management and power distribution, as well as hardware- and firmware-based remote management.

Chassis and Cabinet Design. We designed the “half-depth” 1U rack-mounted chassis and the mounting of this chassis back to back in a purpose-built cabinet. A “U” is an industry unit of measure equal to approximately 1.75 inches. We hold patents around the use of back-to-back mounting, the resulting air flow patterns and the front-facing I/O placement. We apply this innovation across a range of specific 1U, 2U, and 3U chassis types in our Foundation Series line, as well as with our Scale Out Series line.

•

“Half-depth” chassis. Our line of 1U, 2U and 3U half-depth rack-mount compute and storage servers are approximately half the depth of traditional rack-mount servers. Because we adhere to rack-mount height and width standards, our customers can deploy these servers in most industry standard 19-inch cabinets or two-post “telco racks.” However, when deployed in our purpose-built, proprietary cabinet technology, our customers are able to achieve twice the density of traditional rack-mount solutions because we enable back-to-back mounting. We are able to deploy up to 88 servers in a seven foot tall cabinet. These density levels are reduced if a customer elects to include networking or other equipment in the cabinet. In our cabinet technology, the back-to-back mounting technique creates an enclosed air plenum for heat exhaust, and we evacuate heat through the top of the cabinet, which often enables our customers to direct heat to air return systems in a more organized and efficient fashion. Our chassis and cabinet technology also offers additional benefits versus traditional rack-mount solutions such as elimination of guide rails, the use of front facing I/O and an integrated cable trough to improve cable management and system serviceability, and integrated power-mating brackets to internalize power connections and power cabling.

•	“Full-depth” chassis. We currently offer one full-depth chassis of our own design, specifically our 3U 18-data drive storage server. In the future, we may design additional full-depth chassis variants for use in our Foundation Series compute server line and our storage server line. We also selectively leverage reseller and OEM relationships to provide additional full-depth chassis offerings, generally in situations requiring redundant power supplies and/or a broader range of add-in card or disk drive expansion options than can be accommodated in our half-depth offerings. We can use both half-depth and full-depth chassis in a single cabinet by modifying our cabinet’s brackets and placing the full depth equipment at the bottom of the rack to avoid obstructing the air plenum created by the half-depth equipment.

•	Scale Out Series chassis and cabinet. The Scale Out Series is designed to achieve high density levels, improved thermal management and simplified cable management. This product line does not adhere to the rack-mount standard, but still enables the use of open-standard components at the motherboard, processor, dynamic random access memory, or DRAM, and disk drive level. We have applied for patent protection for a number of innovations introduced by the Scale Out Series line. Our Scale Out Series line includes the following innovations:

•	Our proprietary chassis form factor is taller than a traditional 1U, allowing us to improve thermal efficiency by increasing air flow and using taller heat dissipation sinks.

•	The Scale Out Series chassis is approximately half the width and half the depth of traditional server form factors. Through side-to-side and back-to-back mounting we are able to achieve density levels of up to 88 servers or 176 processors per cabinet, with an additional 10U of space reserved for networking or other equipment. With the recent introduction of dual-core processors, Scale Out cabinets now fit up to 352 processor cores per cabinet.

•	The Scale Out Series adopts a toolless design such that no screws are required to install or remove a chassis from the cabinet. A flip-down door releases a latch mechanism to enable removal of the server from the cabinet, and all power and network cabling is internally mated to the cabinet structure using specialized proprietary mating technology.

Roamer Remote Management. Our Roamer remote management technology is designed to provide a range of out-of-band and in-band remote management features to our customers. Our out-of-band features work even if the system is not functional, due to the failure of either hardware or the operating system. Out-of-band features include reboot/power cycling, stagger-start up, temperature monitoring, flashing of an LED, scripting messages to an optional LCD and changing basic input/output system, or BIOS, settings. In-band features are only accessible if both the hardware and the operating system that is running on the hardware are functional. In-band features include full serial console access to the operating system and the ability to write messages from within the operating system to the optional LCD. Roamer enables rapid identification and location of failed servers and results in a significant reduction in the need for onsite maintenance technicians. Because Roamer includes both in-band and out-of-band features, it can offer significant cost advantages versus alternative remote management solutions that may require both managed power strips and KVM (keyboard, video and mouse) and Ethernet based server remote management solutions. In addition to our serial-based Roamer remote management option, we now offer an Ethernet-based model. We also enable Intelligent Platform Management Interface, as supported by particular motherboard platforms, upon customer request.

We provide application programming interfaces to our remote management solution and offer a “shell mode” that enables our customers to create software scripts and integrate our remote management with their datacenter automation software platforms. For example, many of our customers utilize readily-available third-party software, such as grid, cluster and utility computing applications, in conjunction with our compute servers. Our remote management solution is based on serial or Ethernet access techniques and is compatible with any industry standard motherboard that supports a serial header and serial BIOS redirection. We are able to support serial console operating system access for Linux, Solaris, FreeBSD and current versions of Windows such as Windows Server 2003.

Power Management and Distribution. We employ a range of techniques to minimize power consumption and enable more servers to be deployed per circuit or per power distribution unit, or PDU. We offer a DC-powered option for our Foundation Series and Scale Out Series lines, and have applied for patents associated with our technique to enable AC-DC conversion at the rack level and distribution of DC power inside the rack. Our power management techniques include:

•	DC power option. We offer the ability to deploy DC powered solutions in datacenters that support either AC- or DC-based power, and have applied for patents associated with our techniques to employ DC power. In an AC environment, we conduct aggregated AC-DC power conversion at the top of our cabinets using removable AC-DC rectifiers. These rectifiers convert input AC power to -48V DC power, which is then distributed to the servers through bus bars internalized in the cabinets. Each server has a -48V DC power supply which is more efficient than the AC power supplies, so less input power is lost as heat. This reduces heat dissipation in the server, which generally increases the life span of components in the server. In a DC environment, we can connect directly to DC current feeds. Conducting AC-DC rectification outside of the server significantly reduces the amount of heat inside the server. Bulk AC-DC conversion at the cabinet- or PDU-level can increase power conversion efficiency versus smaller individual power supplies typically housed in the server chassis. Finally, our DC technology allows us to deploy redundancy schemes such as the ability to withstand the loss of an entire AC circuit.

•	Stagger-start time delay. Our remote management solution enables the setting of a power on time delay so that systems attached to a single AC circuit can be set to start up in a staggered fashion as opposed to all at once. This reduces aggregate power draw at system boot time and can enable additional servers to be attached to a power circuit.

•	Matching of power supply to system power draw. Because our servers are built to order, we are able to specify a power supply that is well matched to the actual system power draw, which can improve power supply efficiency.

•	Elimination of unnecessary components. By building servers to order, we are able to exclude components that draw power but are not needed by a particular customer.

Products

Our high-density compute and storage servers offer a broad range of component choices and are typically built-to-order, providing a high degree of flexibility to our customers. We believe we offer a broader range of product configurations than larger global x86 server market competitors. We continually qualify new configurations as new motherboard, processor, DRAM, disk drive and other component technologies become available. Additional information and sample current configurations follow for our Foundation Series, Scale Out Series and Storage Server lines:

Foundation Series Compute Server. We introduced our Foundation Series compute server line in early 2000. The Foundation Series adheres to rack-mount standards, but increases density levels and improves serviceability when deployed in our proprietary, purpose-built cabinet. We currently offer Foundation Series compute servers for single or dual processor motherboards supporting AMD and Intel 32- and 32/64-bit processors such as the AMD Opteron, Intel Pentium 4 and the Intel Xeon. We also offer Foundation Series compute servers for two processor motherboards supporting the 64-bit Intel Itanium 2 processor, and for four processor motherboards supporting the 32/64-bit AMD Opteron 800 Series processors. Server configurations are typically also available with dual-core processors from both AMD and Intel, enabling even higher density. The following table includes illustrative product configurations that are representative of systems we commonly build for our customers. We also customize our systems to meet customer-specific requirements. Revenues from our Foundation Series compute server product line comprised 83%, 93% and 93% of our total revenues in fiscal 2005, 2004 and 2003, respectively.

Representative configuration options

MODEL	C1000	C2000	C2002	C2004	C3001	C4002
Processor	Intel Pentium 4(1), Intel Xeon (2), or AMD Opteron (2 single- or dual-core)	Intel Pentium 4(1), Intel Xeon (2), or AMD Opteron (2 single- or dual-core)	Intel Pentium 4(1), Intel Xeon (2), or AMD Opteron (2 single- or dual-core)	Intel Pentium 4(1), Intel Xeon (2), or AMD Opteron (2 single- or dual-core)	Intel Pentium 4(1), Intel Xeon (2), or AMD Opteron (2 single- or dual-core)	AMD Opteron 800 Series (4 single- or dual- core)

Drive Options	Up to 2 internal IDE, serial ATA or SCSI drives	Up to 4 internal IDE, serial ATA or SCSI drives	Up to two hot- swap serial ATA, or SCSI drives	Up to 4 hot-swap serial ATA or SCSI drives	One hot-swap serial ATA or SCSI drives	Up to 2 hot-swap SATA or SCSI drives

Expansion Cards	One available slot (PCI, PCI-X, or PCI-E)	Up to 2 available slots (combination of PCI, PCI-X, and PCI-E; one low profile)	Up to 2 available slots (combination of PCI, PCI-X, and PCI-E; one low profile)	One available slot (PCI, PCI-X, or PCI-E)	Up to 5 available slots (combination of PCI, PCI-X, and PCI-E; one AGP)	Up to 4 available slots (combination of PCI, PCI-X, and PCI-E)

Storage Card	2-channel serial ATA or U320 SCSI	4-channel serial ATA or U320 SCSI	4-channel serial ATA or U320 SCSI	4-channel serial ATA or U320 SCSI	Not applicable	2-channel serial ATA or U320 SCSI

RAID	JBOD, 0, or 1	JBOD, 0, 1, 5, 50	JBOD, 0, or 1	JBOD, 0, 1, 5, 50	Not applicable	JBOD, 0, or 1

Roamer Remote Management Card/ LCD (Optional)	Yes	Yes	Yes	Yes	Yes	Yes

Chassis Mount	Half-depth back-to-back for double density, or two post front or center mount	Half-depth back- to-back for double density, or two post front or center mount	Half-depth back- to-back for double density, or two post front or center mount	Half-depth back- to-back for double density, or two post front or center mount	Half-depth back- to-back for double density, or two post front or center mount	Half-depth back- to-back for double density, or two post front or center mount

Power Supply	Autoswitching 100-240 VAC, or –48 VDC	Autoswitching 100-240 VAC, or –48 VDC	Autoswitching 100-240 VAC, or –48 VDC	Autoswitching 100-240 VAC, or –48 VDC	Autoswitching 100-240 VAC, or –48 VDC	Autoswitching 100-240 VAC, or dual-input redundant autoswitching 100-240 VAC

Profile	1U half-depth chassis	2U half-depth chassis	2U half-depth chassis	2U half-depth chassis	3U half-depth chassis	4U half-depth chassis

Dimensions (H×W×D)	1.75" × 17.6" × 15.5"	3.5" × 17.6" × 14.375"	3.5" × 17.6" × 15.5"	3.5" × 17.6" × 15.5"	5.25" × 17.6" × 15.5"	7" × 17.6" × 15.5"

Scale Out Series Compute Server. Our Scale Out Series compute server was introduced in August 2004 and utilizes a proprietary server form factor that is approximately half the width, half the depth and twice the height of a traditional 1U server. We mount the servers back-to-back and side-by-side in our proprietary, purpose-built cabinet. This design offers a number of advantages for large-scale compute server deployments including higher density levels, improved thermal management, enhanced serviceability and internalized cable management. We are able to offer essentially any compute server configuration that is supported in our C1000 series, with the additional benefits and feature sets offered by the Scale Out Series, summarized below. Revenues from our Scale Out Series compute server product line comprised 7% of our total revenues in fiscal 2005, less than 1% for fiscal 2004, and none for fiscal 2003.

Features	Description
Density	92 servers per cabinet with 10U of additional 19" rack-mount space for networking equipment

Processor	Supports up to 184 CPUs (92 dual processor systems) at the highest clockspeed from the Intel and AMD CPU lines, including Intel Xeon, AMD Opteron, Intel Xeon64 and Intel Itanium 2 (Deerfield chipset)

Drive Options	Up to two standard, server-grade 3.5" hard drives or four 2.5" drives

Expansion Cards	One full-height PCI-X expansion slot with roadmap to PCI-E

Roamer Remote Management	Total lights-out solution using Rackable Systems’ innovative in-band and out-of-band technology

Chassis	Half-depth, side-to-side and back-to-back mounting; optional 19" rack mount kit enables five vertical chassis per 7U

Thermal Management	Optimal form factor, aspect ratio and patented cooling technology enables processors to run at 100% duty cycle at full clock speed at 95°F ambient temperature

Power	Autoswitching 100-240 volt AC or -48 volt DC; DC option provides power savings of up to 30%

Components	Non-proprietary, industry-standard; accommodates extended ATX motherboards

Cable Management	Dual Gigabit and dedicated serial remote management to each server via internal cabling

Dimensions (H×W×D)	3.1" × 12.2" × 17.2"

Additional Compute Server Offerings. For high performance computing applications that benefit from higher processor counts, we offer the C5100-SMP, an eight-processor Intel Xeon SMP server. We also leverage reseller and OEM relationships to provide additional compute server offerings that our customers may request. For example, we offer a range of server offerings based on designs from Intel’s Enterprise Servers Platform & Services Division, or EPSD. The Intel EPSD server line provides us with an expanded number of full-depth chassis solutions as well as a chassis offering that supports compute server blades.

MODEL	EX2-1	EX2-2	EX4	EI2	EI4	EB14

Processor	Two Intel Xeon Processors	Two Intel Xeon Processors	Four Intel Xeon MP Processors	Two Intel Itanium 2 Processors	Four Intel Itanium 2 Processors	Up to 28 Intel Xeon MP Processors on 14 blades, or 28 Xeon MP Processors on seven blades

Base Platform	Intel Server Platform SR1300	Intel Server Platform SR2300	Intel Server Platform SRSH4	Intel Server Platform SR870BH2	Intel Server Platform SR870BN4	Intel Blade Server Chassis SBCE

Maximum RAM	12 GB ECC	12 GB ECC	24 GB ECC	16 GB ECC	32 GB ECC	Up to 4GB or 8GB ECC

Drive Options	Three hot-swap U320 SCSI or 3 IDE	Six hot-swap U320 SCSI	Five hot-swap U320 SCSI	Two hot- swap U320 SCSI	Three hot- swap U320 SCSI	Integrated IDE, optional SCSI storage expansion units

Expansion Cards	Two available PCI-X slots	Six available PCI-X slots	Six available PCI-X slots, two available PCI slots	Three available PCI-X slots	Eight available PCI-X slots	Optional Fibre Channel

Chassis Mount	1U Two-post center mount, or four-post rail mount	2U Two-post center mount, or four-post rail mount	4U Two-post center mount, or four-post rail mount	2U Two-post center mount, or four-post rail mount	4U Two-post center mount, or four-post rail mount	7U Two-post center mount, or four-post rail mount

Power Supply	Autoswitching 100-240 VAC	Hot-swap, redundant autoswitching 100-240 VAC	Hot-swap, redundant autoswitching 100-240 VAC	Hot-swap, redundant autoswitching 100-240 VAC	Hot-swap, redundant autoswitching 100-240 VAC	Hot-swap, redundant autoswitching 100-240 VAC

In addition to platforms that we source from Intel EPSD, we also offer platforms sourced from other OEMs in select situations, including an eight processor Opteron configuration and additional four processor Opteron configurations.

Foundation Series Storage Server. Our Foundation Series storage server was introduced in 2000. Our storage servers are available in a number of 3U half-depth and full-depth configurations supporting from six to 16 disk drives. Our storage servers are largely based on serial ATA and serial ATA II drive technology, but we have also qualified various parallel ATA and SCSI configurations. We intend to track high volume commodity disk drive technology and will likely offer new storage products based on new technologies, such as Serial-Attached SCSI, or SAS, as they become available. Many of our customers run their own software applications on our storage servers, but we have also qualified specific third-party software applications that we pre-install on our hardware. For example, we currently offer a NAS appliance configuration that is based on NAS software that we have licensed from a third party. We also offer an iSCSI appliance configuration that is based on iSCSI target software that we have licensed from a third party and have recently begun selling a clustered file system that we source from a third party. Over time, we expect to qualify additional storage software layers to bundle with our hardware. We also source storage hardware technologies from third parties under both OEM and resale arrangements. We source our OmniStor line of external RAID arrays from a third party under an OEM arrangement. We have also recently signed an agreement to resell another vendor’s NAS gateway product. Over time, we expect to continue to expand our storage offerings through both internally developed and externally sourced products and technologies. Revenues from our Foundation Series storage segment comprised 9%, 7% and 7% of our total revenues in fiscal 2005, 2004 and 2003, respectively.

The following table includes product configurations that are representative of systems that we commonly build for our customers. We also customize our systems to meet customer-specific requirements.

Representative configuration options

MODEL	S3006	S3009	S3012	S3118
Processor	Intel Pentium 4(1), Intel Xeon (2), or AMD Opteron (2 single- or dual-core)	Intel Pentium 4(1), Intel Xeon (2), or AMD Opteron (2 single- or dual-core)	Intel Pentium 4(1), Intel Xeon (2), or AMD Opteron (2 single- or dual-core)	Intel Pentium 4(1), Intel Xeon (2), or AMD Opteron (2 single- or dual-core)

Drive Options	Up to 6 hot-swap serial ATA, or SCSI drives	Up to 9 hot-swap serial ATA or SCSI drives	Up to 12 hot-swap serial ATA or SCSI drives	Up to 18 hot-swap serial ATA or SCSI drives

Expansion Cards	Up to 5 slots (combination of PCI, PCI-X, and PCI-E)	Up to 5 slots (combination of PCI, PCI-X, and PCI-E)	One slot (PCI PCI-X, or PCI-E)	Up to 5 slots (combination of PCI, PCI-X, and PCI-E)

Controller Support	6-channel serial ATA or two-channel U320 SCSI	8-port or 12-port serial ATA, or two-channel U320 SCSI	12-port serial ATA, or three-channel U320 SCSI	One or more Serial ATA cards, or two-channel U320 SCSI

RAID	JBOD, 0, 1, 5, 10, 50	JBOD, 0, 1, 5, 10, 50	JBOD, 0, 1, 5, 10, 50	JBOD, 0, 1, 5, 10, 50

Roamer Remote Management Card/LCD (Optional)	Yes	Yes	Yes	Yes

Chassis Mount	Two post front or center mount	Half-depth back-to-back for double density, or 2 post front or center mount	Half-depth back-to-back for double density, or 2 post front or center mount	Two post front or center mount

Power Supply	Dual-input redundant autoswitching 100-240 VAC	Autoswitching 100-240 VAC, or -48 VDC (some configurations)	Autoswitching 100-240 VAC, or -48 VDC (some configurations)	1+1 redundant autoswitching 100-240 VAC

Profile	3U half-depth chassis	3U half-depth chassis	3U half-depth chassis	3U standard-depth chassis

Dimensions (H×W×D)	5.25” × 17.6” × 15.5”	5.25” × 17.6” × 15.5”	5.25” × 17.6” × 15.5”	5.25” × 17.6” × 27.3”

Service and Support

We offer a range of service and support packages, primarily associated with hardware break-fix support and onsite hardware service. We offer several standard levels of warranty support that vary depending on specific services, response times, coverage hours and duration. In addition to our standard offerings, we also customize our warranty and support agreements to meet the specific needs of customers. In addition, we often contract with third parties to provide support services to our customers, particularly in regions where we have limited customer concentrations and it is more cost-effective for us to do so.

We offer a range of professional services such as onsite cabling assistance and installation of third-party software such as grid, clustering and utility computing applications. We intend to expand the range of professional services that we offer, and we may do so through growing our internal staff or partnering with or acquiring other companies.

While we desire to expand our support and services revenues, we also employ a number of techniques that mitigate the cost associated with deployment and maintenance. Our compute and storage server products are designed to be shipped in a turnkey fashion, pre-racked and pre-cabled in our cabinets. We use specifically designed shipping crates to reduce the potential for shipping damage. While we also ship smaller installations in boxes, the majority of our shipments are delivered in this turnkey fashion. This enables us to minimize the time and effort associated with onsite deployment work.

On occasion, at the request of a customer that has informed us that one of our products is defective, we will ship a replacement product to that customer prior to the customer returning the defective product to us. This enables the customer to use the replacement product until the defective product is repaired and returned to the customer. Generally, we do not charge for this service unless the customer fails to return the defective product to us, in which case we will charge the customer for the replacement product.

Revenues from our service and support packages comprised 1% of our total revenues in fiscal 2005 and less than 1% in fiscal 2004 and 2003.

Sales and Marketing

We focus our sales and marketing activity on large enterprises with the need to purchase hundreds of servers per year. We have historically targeted accounts primarily within the United States, and we intend to replicate our current sales and operations model internationally, focusing initially on Ireland and China.

Our products are sold primarily through our direct sales team, which allows us to maintain close client contact and feedback throughout the entire sales process. Our sales process begins with leads generated through targeted teleprospecting, tradeshows and referrals, which are then logged, qualified and assigned to an account executive. After an initial lead qualification, our sales executives and sales engineers collect information regarding the customer’s datacenter environment and application requirements. We then collaborate with the customer’s technical point of contact and our own internal technical resources to agree upon a particular system configuration for the customer. For larger customers, we allow evaluation of one or more hardware configurations to enable the customer to conduct their own benchmarking analyses. While we tailor solutions for most customers, there is substantial commonality in underlying components, so we are able to mitigate the impact on our manufacturing and sourcing operations.

In addition to augmenting our current sales team, our long-term plan for growing sales includes expanding distribution channels, such as value added resellers, systems integrators and independent software vendors. We also plan to examine the potential of working with large-scale OEMs both domestically and internationally.

We focus our marketing efforts on increasing brand awareness, communicating product advantages and generating qualified leads for our sales force. We rely on a variety of marketing vehicles, including our website, trade shows, advertising, public relations, industry research and collaborative relationships with suppliers and technology vendors to gain wider market access.

See Note 21 of our “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data” for additional geographic and segment information, which is incorporated herein by reference, including long-lived assets by geographic area as well as revenue from external customers attributable to geographic areas during the last three years.

Product Development

Our engineering staff is responsible for the design, development, quality, documentation and release of our products. Our product development efforts focus on addressing the needs of customers deploying large, scale out computing infrastructure. These needs include density, performance, power efficiency and thermal management. We have developed cooperative working relationships with many of the world’s most advanced technology companies, such as AMD and Intel, to leverage their research and development capabilities. Additionally, we work closely with our customers to develop product innovations and incorporate these into subsequent product design. This cooperative approach allows us to develop products that meet our customers’ needs in a cost-effective manner. We monitor new technology developments, new component availability and the impact of evolving standards through customer and supplier collaboration.

Our total research and development expense was $2.2 million, $763,000 and $888,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Manufacturing and Operations

Our operational strategy is to provide our customers with built-to-order, high-quality turnkey solutions. Our operations are based on a hybrid manufacturing model that maintains control of key processes, including procurement, product configuration validation, quality assurance and testing, while leveraging the labor resources of our contract manufacturers. As a result, we are able to maintain the flexibility to scale operations as needed while minimizing capital expenditures and fixed operating costs.

Personnel in our Milpitas, California facility manage procurement, validation of product configuration, assembly and testing. In order to control and monitor quality and inventory levels, we use a just-in-time procurement strategy. We have established relationships with key technology vendors and distributors for the supply of our core components and sub-assemblies, including chassis metal fabrication, memory, processors, hard disk drives, printed circuit boards, fans and power supplies. We generally use multiple vendors on commodity products in order to obtain competitive pricing.

As part of our hybrid manufacturing model, we maintain in-house capabilities that we typically use to fulfill urgent orders, smaller orders and prototype system production. In 2004, Sanmina-SCI manufactured and assembled the majority of our finished products, measured by revenue, at their facility in Santa Clara, California. In order to reduce our reliance on a single vendor, we established relationships with three other contract manufacturers, E-Cycle, Synnex and Realtime Technologies. During 2005, Synnex manufactured and assembled the majority of our products. We continue to evaluate additional contract manufacturers in order to expand capacity and address new geographic markets. For example, we have selected a contract manufacturer for the purposes of manufacturing products in Ireland. None of our contract manufacturers is the sole manufacturer of any one of our products. We maintain staff at each of the manufacturing facilities to ensure that we have adequate control over the manufacturing process and quality control.

We perform final testing, cabling and packaging onsite at our contract manufacturers’ facilities, as well as in our Milpitas facility. We deliver our cabinet-level products in specially designed shipping crates, and generally ship them fully racked, cabled and tested. This simplifies the delivery and installation process, allowing field delivery staff to roll the cabinets out of the crate and quickly connect them to the datacenter power grid and network environment.

We generally only manufacture products after receipt of orders from our customers. However, customers may generally cancel or reschedule orders without penalty, and delivery schedules requested by customers in these orders frequently vary based upon each customer’s particular needs. For these reasons, orders may not constitute a firm backlog and may not be a meaningful indicator of future revenues.

Competition

The market for our products is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. In the compute server market, we compete primarily with large vendors of x86 servers based in the United States, such as Dell Inc., Hewlett-Packard Company, International Business Machines Corporation and Sun Microsystems, Inc. In addition, we compete with a number of smaller companies, some of which may become significant competitors in the future. In the storage server market, we compete primarily with EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems, Ltd. and Network Appliance, Inc. As we enter international markets, we anticipate facing additional competition from foreign vendors. We currently compete principally on the basis of product features and performance, initial pricing, total cost of ownership, customer service, configurability and manageability. We believe we compete favorably in each of these areas.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to our proprietary information. We have seven patents issued in the United States, 13 utility patent applications pending in the United States and four patent applications pending internationally. Our most important patent relates to back-to-back positioning, front facing I/O and multi-directional air flow cooling, and expires in January 2020. Our other patents expire between 2017 and 2021. If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we have a number of non-exclusive licenses from third party hardware and software vendors that allow us to resell certain hardware products and incorporate their computer software products in our product offerings.

The steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. In order to protect our intellectual property rights, we may need to take legal action against those we believe infringe our rights. For example, in September 2005, we filed a patent infringement action against Supermicro Computer, Inc. In addition, the past we have brought patent infringement suits against King Star Computer, Inc. in one action, and Einux, Inc., Einux Systems, L.L.C., Einux Network Solutions, HPC Systems, Inc. and Micro-Technology Concepts, Inc. in another action. Although we were successful in the suits we brought prior to the Supermicro matter, there is no guarantee that we will be successful in protecting our intellectual property in the future. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our products. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Employees

As of December 31, 2005, we had 174 full-time employees, consisting of 59 in manufacturing, 32 in service and support, 46 in sales and marketing, 19 in general and administrative functions, and 18 in research and development within the organization. We consider our relationships with our employees to be good.

Executive Officers of the Registrant

Our executive officers and key employees, and their ages and their positions as of February 15, 2006, are as follows:

Name	Age	Position
Thomas K. Barton	42	President, Chief Executive Officer and Director
Todd R. Ford	39	Executive Vice President of Operations and Chief Financial Officer
Giovanni Coglitore	38	Co-founder and Chief Technology Officer
Thomas Gallivan	45	Vice President of Worldwide Sales
William P. Garvey	41	General Counsel, Vice President of Corporate Development, and Secretary
Madhu Ranganathan	41	Vice President of Finance
Robert Weisickle	54	Vice President of Engineering
Roy Chang	60	Vice President of Operations
Colette LaForce	33	Vice President of Marketing
William Thomas	51	Vice President, Quality and Global Services

Thomas K. Barton joined Rackable Systems in December 2002 as our President, Chief Executive Officer and a member of our board of directors. From June 2002 to December 2002, Mr. Barton provided consulting services to us as a consultant at Callero Partners. From September 2000 to May 2002, Mr. Barton was a Venture Partner and Entrepreneur in Residence at Lightspeed Venture Partners. From November 1999 to May 2000, Mr. Barton was Senior Vice President of Client Services at Red Hat, Inc., a software and services company. Mr. Barton joined Red Hat via its acquisition of Cygnus Solutions, a software development tools company. From August 1996 to its acquisition by Red Hat in November 1999, Mr. Barton held many positions at Cygnus Solutions, including interim CEO. Mr. Barton holds an A.B. in History, a B.S. in Industrial Engineering and an M.B.A. from Stanford University.

Todd R. Ford joined Rackable Systems in December 2002 as our Chief Financial Officer and he became our Executive Vice President of Operations in December 2003. From June 2002 to December 2002, Mr. Ford provided consulting services to us as a consultant at Callero Partners. From June 2000 to March 2002, Mr. Ford served as Chief Financial Officer at Noosh, Inc., a print management software company, and served as Director of Finance at Noosh from March 1999 to June 2000. Previously, Mr. Ford worked at Ernst & Young and Arthur Andersen. Mr. Ford holds a B.S. in Accounting from Santa Clara University and is a certified public accountant.

Giovanni Coglitore co-founded Rackable Systems in 1999 and has been our Chief Technology Officer since December 2002 and a member of our board of directors since our formation. From September 1999 to December 2002, Mr. Coglitore served as Chief Executive Officer. From April 1992 to September 1999, Mr. Coglitore served as co-founder and General Partner of International Computer Systems, a server and storage company. Mr. Coglitore holds a B.A. in History from the University of California at Los Angeles.

Thomas Gallivan joined Rackable Systems in September 2004 as our Vice President of Worldwide Sales. From January 1999 to June 2004, Mr. Gallivan served as Director of Sales at Sun Microsystems, Inc., a provider of internet hardware, software and services, where he was responsible for managing sales teams within Sun Microsystems’ Strategic Partners group. From April 1998 to January 1999, Mr. Gallivan served as General Manager for MAXSTRAT Corporation, a storage systems supplier. Mr. Gallivan holds a B.S. in Business Administration from the University of Southern California.

William P. Garvey joined Rackable Systems in January 2005 as our General Counsel, Vice President of Corporate Development and Secretary. From September 1997 to December 2004, Mr. Garvey served as General Counsel, Vice President of Corporate Development and Secretary for Actuate Corporation, a publicly traded software company. Mr. Garvey holds a B.S. in Applied Sciences and Engineering from the United States Military Academy and a J.D. from Stanford Law School.

Madhu Ranganathan joined Rackable Systems in December 2005 as our Vice President of Finance. From August 2002 to November 2005, Ms. Ranganathan served as the Vice President and Corporate Controller at Redback Networks, a publicly traded company providing telecommunication networking equipment. From January 2000 to August 2002, Ms. Ranganathan served as Vice President of Finance at Jamcracker, Inc., an application services provider. From November 1996 to December 1999, Ms. Ranganathan served as Director of Finance for BackWeb Technologies, an Internet software company. Ms. Ranganathan holds a B.S. in Finance from the University of Madras, India and an M.B.A. from the University of Massachusetts and is a Certified Public Accountant in California and a Chartered Accountant from India.

Robert Weisickle joined Rackable Systems in January 2006 as our Vice President of Engineering. From April 2004 to January 2005, Mr. Weisickle served as Vice President of Engineering for Intransa, Inc., a provider of storage products and software. From September 2001 to April 2004, Mr. Weisickle served as Senior Director of Storage and Platforms for Network Appliance, Inc., a provider of enterprise storage and data management software and hardware products and services. Mr. Weisickle holds an M.S. in Computer Science and a B.S. in Electrical Engineering from Santa Clara University.

Roy Chang joined Rackable Systems in December 2004 as our Vice President of Operations. From January 2002 to December 2004, Mr. Chang served as an independent consultant and owner of Logistics International, a manufacturing and logistics organization. From May 2000 to December 2001, Mr. Chang served as General Manager of USI Manufacturing Services, Inc. From 1982 to 1999, Mr. Chang served in a variety of roles at Seagate Technology, Inc. Mr. Chang holds a B.S. in Agricultural Chemistry from Korea University.

Colette LaForce joined Rackable Systems in September 2004 as our Senior Director of Marketing and became our Vice President of Marketing in March 2005. From February 2003 to September 2004, Ms. LaForce operated her own marketing consulting firm, during which time she served as acting Senior Director of Marketing for Rackable Systems. From February 2002 to February 2003, Ms. LaForce served as Director of Marketing for Lightspeed Venture Partners, an early-stage venture capital firm. From November 1999 through February 2002, Ms. LaForce operated her own marketing consulting firm, serving clients in the hardware, enterprise software, professional services and e-commerce sectors. From September 1994 through August 1999, Ms. LaForce held various roles at Andersen Consulting, now Accenture. Ms. LaForce holds a B.A. in Great Books and Fine Arts from the University of Notre Dame.

William Thomas joined Rackable Systems in December 2003 as our Senior Director of Quality and became our Vice President, Quality and Global Services in January 2006. From July 2003 to December 2003, Mr. Thomas served as Vice President of Operations of Penguin Computing, a provider of Linux hardware and software solutions. From April 2002 to July 2003, Mr. Thomas served as Director of Manufacturing at Penguin Computing. From November 1999 to October 2001, Mr. Thomas served as CEO for Nominum, Inc., a developer of carrier grade DNS and DHCP software. Mr. Thomas holds a B.S. in Geology from the State University of New York at Albany.

Item 1A. Risk Factors

Risks Related To Our Business and Industry

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. For example, our revenues grew from $18.1 million for the quarter ended March 31, 2004 to $34.8 million for the quarter ended June 30, 2004, but declined to $33.9 million for the quarter ended September 30, 2004 and to

$23.0 million for the quarter ended December 31, 2004. Although our revenues have increased on a quarterly basis since the fourth quarter of 2004, we expect our revenues will fluctuate on a quarterly basis in future periods, and we have projected that revenues for the first quarter of 2006 will be lower than revenues in the fourth quarter of 2005. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

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

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. For example, our largest customer in fiscal 2002 accounted for 32% of our revenues, but this customer only accounted for 6% of our revenues in fiscal 2003 and none of our revenues in fiscal 2004. Similarly, our largest customer in fiscal 2004 accounted for 36% of our revenues, but only accounted for 1% of our revenues in fiscal 2003. In 2005, our three largest customers accounted for approximately 60% of our revenues, and, in the fourth quarter of 2005, our three largest customers accounted for approximately 72% of our revenues. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

In 2005, a substantial majority of our revenues was generated from companies that compete in the Internet services market, which percentage further increased during the second half of 2005. A significant part of our growth has been due to the fact that these companies are doing well and in many cases expanding, and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenues will be adversely affected.

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

In addition, because our procurement model involves our ability to maintain a low inventory and to acquire materials and components as needed, and because we do not enter into long-term supply contracts for these materials and components, we may be in a position in which our ability to effectively and efficiently respond to customer orders may be constrained by the then-current availability or the terms and pricing of these materials and components. Our industry has experienced component shortages and delivery delays in the past, and in the future we may experience shortages or delays of critical components as a result of strong demand in the industry or other factors. As one example, DRAM can represent a significant portion of our cost of revenues, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. In the past, we have encountered situations where we were forced to pay higher prices than we anticipated for DRAM, and we have encountered situations where DRAM was in tight supply and we were unable to deliver customer orders on their anticipated delivery dates. As another example, the industry recently experienced a shortage of selected Intel chips, which caused some of our motherboard suppliers to reduce or suspend shipments of motherboards using these chips. This impacted our ability to ship selected configurations to some of our customers, and in some cases accelerated a transition to other platforms. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

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

We rely primarily on our direct sales force to maintain and grow revenues, and may be unable to hire additional qualified sales personnel in a timely manner or retain our existing sales representatives.

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to hire additional qualified sales personnel in the near term and beyond if we are to achieve revenue growth. The competition for qualified sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past, it has taken us up to six months to hire a qualified sales executive and it may take a newly hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencement of the search to productivity in excess of one year. In addition, if we are unable to retain our existing sales personnel, our ability to maintain or grow our current level of revenues will be adversely affected.

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

In addition, from time to time we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs. If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash, including proceeds from this offering. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders might be diluted and earnings per share might decrease. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as acquired in-process research and development costs, and restructuring charges.

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

Our business depends on companies moving away from large proprietary RISC/UNIX servers, to servers based on modular, open standard-based architecture, including servers that run on Linux and Microsoft Windows operating systems and that utilize commercially available x86 processor architectures. If enterprises do not continue to adopt this open standard-based approach, the market for our products may not grow as we anticipate and our revenues would be adversely affected. Excluding sales to Microsoft Corporation, we believe that a majority of the server systems that we sold in 2004 and 2005 ran on the Linux operating system, and are subject to the GNU General Public License. Pending litigation involving the SCO Group’s claim against IBM that Linux is an unauthorized derivative work of the UNIX® operating system, if it results in a ruling that users of Linux must pay royalties to SCO or others, could impede broader Linux adoption and could materially harm our ability to sell our products based on the Linux operating system. In addition, the GNU General Public License is a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation or that a party could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under these licenses. Any ruling by a court that these licenses are not enforceable, or that the Linux operating system or significant portions of it may not be copied, modified or distributed subject only to the minimal restrictions contained in these licenses, could also impede broader Linux adoption and limit our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their datacenter systems. The failure of our customers and potential customers to replace their legacy server systems and adopt open standard-based modular technologies could have a material adverse impact on our ability to maintain or generate additional revenues.

We are developing a channel strategy to generate additional sales and revenues, and the failure to implement this strategy successfully might impair our ability to sustain or grow revenues and may harm our business and operations.

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

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of an investor’s investment.

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

Our intellectual property is critical to our success and our ability to compete. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. Unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology despite our efforts to protect our intellectual property. In September 2005, we filed a patent infringement action against one defendant in response to which the defendant counterclaimed that two of our patents are invalid and not infringed. In addition, we previously initiated two patent infringement actions against six defendants, seeking to enforce our intellectual property rights. We obtained consent judgments and permanent injunctions against five of the defendants, and reached a confidential settlement with the sixth. However, litigation is inherently uncertain, and there is no assurance that any litigation we initiate will have a successful outcome. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where we have two patent applications pending but do not have any issued patents, and the laws may not protect our proprietary rights as fully as the laws of the United States. Any claims or litigation that we have initiated or that we may initiate in the future to protect our proprietary technology could be time consuming and expensive and divert the attention of our technical and management resources whether or not the claims or litigation are decided in our favor. We currently have seven patents issued in the United States and 17 utility patent applications pending. Patents may not be issued from these patent applications, and even if patents are issued, they may not benefit us or give us adequate protection from competing products. For example, issued patents might be circumvented or challenged, as is the case in the current patent infringement action, and could be declared invalid or unenforceable. Moreover, if other companies develop unpatented proprietary technology similar to ours or competing technologies, our competitive position will be weakened.

If we are found to have violated the intellectual property rights of others, we could be required to indemnify our customers, resellers or suppliers, redesign our products, pay significant royalties and enter into license agreements with third parties.

Our industry is characterized by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. As we continue our business, expand our product lines and our product functionality, and expand into new jurisdictions around the world, third parties may assert that our technology or products violate their intellectual property rights. Although we have no knowledge of being in infringement, we cannot assure investors that we are not in infringement of third party patents. Any claim, regardless of its merits, could be expensive and time consuming to defend against, and would divert the attention of our technical and management resources. Successful intellectual property claims against us could result in significant financial liability or prevent us from operating our business or portions of our business. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or suppliers. Any of these events could materially harm our business, financial condition and results of operations.

Our cash balance and short term investments may decrease significantly during a quarter and if we are unable to raise additional capital or improve our cash position from operating activities in such a quarter, our business may be harmed.

Our cash balance may decrease significantly during a quarter. For example, as of September 30, 2005, we had an aggregate of $10.7 million available in cash, cash equivalents and short-term investments compared with an aggregate of $35.9 million as of June 30, 2005, primarily as a result of higher accounts receivable and inventory balances and the repayment of $1.5 million in promissory notes to our founders that were partially offset by an increase in accounts payable. Due to the significant increase in order volume at the end of the third quarter and beginning of the fourth quarter of 2005, we used more of our cash in operations which was not immediately offset by payments to us from our customers. Accounts receivable increased from $19.6 million at June 30, 2005 to $46.2 million at September 30, 2005 and inventories increased from $19.7 million at June 30, 2005 to $40.0 million at September 30, 2005. We raised an additional $46.2 million (net of issuance costs) of capital in our follow-on public offering in December 2005, which resulted in total cash, cash equivalents and short-term investments of $54.2 million as of December 31, 2005. However, if we fail to reduce the cash consumed by operations, or generate additional cash from our operations on a timely basis, we may not have the cash resources required to run our business, which may require us to seek additional sources of funds to meet our needs. The uncertainty related to such a circumstance could adversely affect our relationships with customers, vendors and partners. In particular, we could face substantial liquidity pressure if vendors or others with whom we do business were to change the payment terms under which we operate.

If we lose the services of one or more members of our current executive management team or other key employees, or if we are unable to attract additional key employees, we may not be able to execute on our business strategy.

Our future success depends in large part upon the continued service of our executive management team and other key employees. In particular, Thomas K. Barton, our president and chief executive officer, and Todd R. Ford, our executive vice president of operations and chief financial officer, are critical to the overall management of our company as well as to the development of our culture and our strategic direction. Giovanni Coglitore, our chief technology officer and one of our founders, plays a key role in our future technology and product development. All of our employees are “at will” and their employment can be terminated by us or them at any time. The loss of services of any of these executives or of one or more other members of our executive management or sales team or other key employees could seriously harm our business. Competition for qualified executives and other senior management personnel is intense, particularly in Silicon Valley, and if we are unable to attract and integrate additional key employees, including additions to our sales team, in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited.

If we fail to maintain or expand our relationships with our suppliers, we may not have adequate access to new or key technology necessary for our products, and, as a result, our ability to deliver leading-edge products may be impaired.

In addition to the technologies we develop, our suppliers develop product innovations at our direction that are requested by our customers. In many cases, we retain the ownership of the intellectual property developed by these suppliers. In addition, we rely heavily on our component suppliers, such as AMD and Intel, to provide us with leading-edge components. If we are not able to maintain or expand our relationships with our suppliers or continue to leverage their research and development capabilities to develop new technologies desired by our customers, our ability to deliver leading-edge products may be impaired and we could be required to incur additional research and development expenses.

We depend on our Foundation Series compute servers for substantially all of our revenues. If the market acceptance of our Foundation Series compute servers does not continue, or if we are unsuccessful in introducing our Scale Out Series compute servers, we may not be able to achieve or sustain our anticipated growth.

We sold our first Foundation Series compute servers in February 2000. For fiscal 2004 and 2005, revenues for our Foundation Series product line accounted for approximately 93% and 83%, respectively, of our total revenues. We launched our Scale Out Series compute servers in August 2004 as an additional offering in our compute server segment. Revenues for our Scale Out Series product line accounted for approximately 7% of our total revenues in fiscal 2005. While we expect this series to contribute to future revenues, we are not certain if this contribution will continue or grow. If our Scale Out Series compute servers fail to achieve market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current product line, we may not grow our business and revenues as we expect. In addition, while it is not our intention, there is the risk that sales of our Scale Out Series compute servers will, in some cases, replace sales of our Foundation Series compute servers, which would decrease the ability of our Scale Out Series compute servers to increase our revenues. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

We rely on contract manufacturers to manufacture our products, and our failure to successfully manage our relationships with these contract manufacturers could impair our ability to deliver our systems in a manner consistent with required volumes or delivery schedules, which could damage our relationships with our customers and decrease our revenues.

We rely on a small number of contract manufacturers to assemble and test a majority of our products. In 2004, we relied on Sanmina-SCI Corporation to manufacture a majority of our products. During 2005, Synnex manufactured a majority of our products. None of these third-party contract manufacturers are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our contract manufacturers has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. If our contract manufacturers are not able to maintain our high standards of quality, are not able to increase capacity as needed, or are forced to shut down a factory, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenues and negatively impact our growth.

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

If we are not able to recover sales and use taxes from past sales to several of our customers, we may have to pay those taxes out of our funds and record an additional charge to our operating results.

In December 2005, we identified potential state sales and use tax liabilities relating to certain of our product sales to customers outside of California. We estimate the tax liability to the states identified to be $1.2 million. We quantified the exposure relating to interest and estimated collection exposures and, accordingly, recorded a $426,000 charge to general and administrative expense in the year ended December 31, 2005. Although we believe that we have the right to recover the sales tax from these customers, and accordingly have recorded a receivable for $1.2 million (included in other current assets), if we are not able to recover these sales taxes from these customers, we will record an additional charge to our operating results and need to pay these taxes out of our funds.

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

In connection with these efforts, we intend to implement a new Enterprise Resource Planning system, or ERP system in 2006. If we are unable to implement the ERP system and Sarbanes-Oxley compliance-related activities in a timely and efficient manner, management’s attention may be diverted from other business concerns and we may encounter difficulties in accurately reporting on our financial performance on a timely basis, either of which could have a material adverse effect on our business, financial condition and results of operations.

Under the Sarbanes-Oxley Act and Nasdaq rules, we are required to maintain an independent board. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be deemed independent for purposes of Nasdaq rules, and officers will be significantly curtailed.

Risks Related to Owning Our Stock

Our stock price may be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.

Our stock has been publicly traded for a short period of time. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchased them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell enterprise computing products in particular;

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, customer wins or losses, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of one or more key customers;

•	the loss of key personnel;

•	the development and sustainability of an active trading market for our common stock;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, it could have substantial costs and divert resources and the attention of management from our business.

A significant portion of our total outstanding common stock is restricted from immediate resale but may be sold into the market in the near future. If there are substantial sales of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock by our existing stockholders and if a large number of shares of our common stock are available for sale. As of December 31, 2005, we had outstanding 23,040,449 shares of common stock. Of these shares, 7,201,354 shares, or 31.3% of our outstanding shares, are subject to market standoff agreements entered into by certain of our stockholders with us or 90-day lock-up agreements entered into by certain of our stockholders with the underwriters in our December 2005 offering and will not be able to be sold in the public market until March 2, 2006, the 91st day following that offering. In the event that we are successful in conducting another underwritten public offering, some of our outstanding shares held by some of our stockholders would be subject to market standoff agreements or lock-up agreements.

The holders of an aggregate of 6,390,568 shares of common stock as of December 31, 2005, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered all shares of common stock that we have issued or may issue under our employee benefit plans. These shares can be freely sold in the public market upon issuance, subject to vesting restrictions, the market standoff agreements, and the lock-up agreements described above.

Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Our existing principal stockholders, executive officers and directors have substantial control over our company, which may prevent stockholders from influencing significant corporate decisions.

Our executive officers, directors, and, to our knowledge, holders of more than 5% of our outstanding common stock beneficially own, as of December 31, 2005, in the aggregate, approximately 21.6% of our outstanding common stock, and our executive officers and directors beneficially own, in the aggregate, approximately 5.7% of our outstanding common stock. As a result, these stockholders, if they so choose, are able to significantly influence all matters requiring stockholder approval. These matters include the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. Our existing principal stockholders, executive officers and directors may have interests that differ from other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to other stockholders’ interests. This concentration of ownership could also adversely affect the market price of our common stock or reduce any premium over market price that an acquirer might otherwise pay.

Some provisions in our certificate of incorporation and bylaws may deter third parties from acquiring us.

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•	limitations on persons authorized to call a special meeting of stockholders;

•	our stockholders may take action only at a meeting of stockholders and not by written consent;

•	our certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and

•	advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions they desire.

Section 203 of the Delaware General Corporation Law may delay, defer or prevent a change in control that our stockholders might consider to be in their best interests.

We are subject to Section 203 of the Delaware General Corporation Law, which, subject to some exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

We do not expect to pay any cash dividends for the foreseeable future.

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future and our credit facility with Silicon Valley Bank prevents us from doing so. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease 53,280 square feet of space in our headquarters in Milpitas, California under a lease that expires in 2009. We believe that our facility in Milpitas will be adequate for our needs for at least the next twelve months, and we expect that additional facilities will be available on reasonable terms in other jurisdictions to the extent we determine to add new offices.

Item 3. Legal Proceedings

On September 2, 2005, we filed suit against Supermicro Computer, Inc. in the United States District Court for the Northern District of California, claiming that Supermicro’s products infringe two patents held by us. The complaint seeks monetary damages and injunctive relief. On September 22, 2005, in its answer to this suit, Supermicro Computer claimed that the two patents held by us are invalid. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Recent Sales of Unregistered Securities

In January 2005, we sold and issued the following securities which were not registered under the Securities Act of 1933: 666 shares of common stock to a service provider in exchange for marketing consulting services valued at $476 at the time the services were provided and 6,666 shares to an entity as consideration for the transfer of intellectual property rights valued at $49,130.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described above by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering. We claim these exemptions on the basis that the purchasers in each case represented their intention to acquire the securities for investment only and not with view to or the distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us made without general solicitation or advertising and each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to us that the shares were being acquired for investment.

Common Stock Market Price

Our common stock has been traded on the Nasdaq National Market under the symbol “RACK” since June 10, 2005. Prior to then, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by the Nasdaq National Market.

Year Ending December 31, 2005	High	Low
Second Quarter (from June 10, 2005)	$14.01	$11.65
Third Quarter	14.50	11.15
Fourth Quarter	29.76	13.21

On February 21, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $38.40. As of December 31, 2005, there were 23,040,449 shares of our common stock outstanding held by 25 holders of record.

Use of Proceeds from Initial Public Offering

The effective date of the registration statement for our initial public offering was June 10, 2005. In the fourth quarter of 2005 we used approximately $10.7 million of the remaining proceeds from our initial public offering for working capital purposes, primarily to fund accounts receivables and inventory. None of the payments were made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors. In addition, our credit facility with Silicon Valley Bank prevents us from paying any dividends without its written consent.

Item 6. Selected Financial Data

The following selected summary consolidated financial data should be read in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data,” and with Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

The selected consolidated financial data set forth below are derived from our consolidated financial statements. The consolidated statements of operations data for the years ended December 31, 2003, 2004 and 2005, and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from the audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended September 30, 2001 and 2002, the period from October 1, 2002 to December 22, 2002, and the period from December 23, 2002 to December 31, 2002, and the consolidated balance sheet data as of September 30, 2001 and 2002, and December 31, 2002 and 2003, are derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Old Rackable				Period from Oct 1, 2002 to Dec 22, 2002		Period from Dec 23, 2002 to Dec 31, 2002	Year Ended December 31,
	Year Ended September 30,
	2001		2002					2003	2004	2005
	(in thousands, except for per share data)
Consolidated Statements of Operations Data:
Revenue	$26,446		$20,370		$6,507		$717	$52,880	$109,743	$214,985
Cost of revenue (1)	18,635		15,409		5,418		634	41,649	88,754	165,329

Gross Profit	7,811		4,961		1,089		83	11,231	20,989	49,656

Operating expenses:
Research and development (1)	2,464		892		153		12	888	763	2,247
Sales and marketing (1)	1,762		1,364		413		80	4,977	10,780	15,402
General and administrative (1)	2,728		1,544		828		117	5,056	11,062	8,390

Total operating expenses	6,954		3,800		1,394		209	10,921	22,605	26,039

Income (loss) from operations	857		1,161		(305)		(126)	310	(1,616)	23,617

Other income (expense):
Change in fair value of embedded derivatives in preferred stock	—		—		—		(1,211)	(51,388)	(51,267)	(4,192)
Interest income	49		9		—		2	47	12	509
Interest expense	(4)		(56)		(14)		—	(1,088)	(2,493)	(1,537)
Gain on sale of investment	—		—		—		—	—	2,968	—
Other income (expense), net	8		(92)		—		—	3	—	23

Total other income (expense), net	53		(139)		(14)		(1,209)	(52,426)	(50,780)	(5,197)

Income (loss) before tax	910		1,022		(319)		(1,335)	(52,116)	(52,396)	18,420
Income tax benefit (provision)	(2)		(18)		—		42	(548)	(2,994)	(9,908)

Net income (loss)	908		1,004		(319)		(1,293)	(52,664)	(55,390)	8,512
Accretion of redeemable convertible preferred stock	—		—		—		(4,644)	(1,447)	—	—

Net income (loss) attributable to common stockholders	$908		$1,004		$(319)		$(5,937)	$(54,111)	$(55,390)	$8,512

Net income (loss) per share attributable to common stockholders:
Basic	$0.10	(2)	$0.09	(2)	$(0.03	)(2)	$(1.83)	$(16.64)	$(11.43)	$0.86

Diluted	$0.10	(2)	$0.09	(2)	$(0.03	)(2)	$(1.83)	$(16.64)	$(11.43)	$0.47

Shares used in computing net income (loss) per share attributable to common stockholders:
Basic	8,807	(2)	10,636	(2)	10,636	(2)	3,251	3,251	4,848	9,947

Diluted	8,807	(2)	10,636	(2)	10,636	(2)	3,251	3,251	4,848	18,040

(1)	Includes non-cash stock-based compensation of the following:

	Old Rackable		Period from Oct 1, 2002 to Dec 22, 2002	Period from Dec 23, 2002 to Dec 31, 2002	Year Ended December 31,
	Year Ended September 30,
	2001	2002			2003	2004	2005
			(in thousands)
Cost of revenue	$—	$—	$—	$—	$10	$74	$91
Research and development	—	—	—	—	—	44	70
Sales and marketing	—	—	—	—	34	155	261
General and administrative	—	—	—	16	925	4,505	131

Total	$—	$—	$—	$16	$969	$4,778	$553

(2)	Does not take into account the 2-for-3 reverse stock split that occurred on April 27, 2005 because the reverse stock split does not pertain to Old Rackable.

	Old Rackable
	As of September 30,		December 31,
	2001	2002	2002	2003	2004	2005
			(unaudited)
			(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,935	$—	$6,664	$2,320	$17,111	$29,099
Working capital	(677)	2,533	8,956	11,302	12,220	112,326
Total assets	5,469	9,882	23,785	29,526	56,309	176,042
Mandatorily redeemable preferred stock	—	—	—	25,457	23,651	—
Embedded derivatives in preferred stock	—	—	5,103	56,902	103,639	—
Total liabilities	5,865	9,245	9,081	87,517	161,064	52,777
Total stockholders’ equity (deficit)	(397)	637	(4,581)	(57,991)	(104,755)	123,265

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The discussions in this section contain forward-looking statements that involve risks and uncertainties, and actual results could differ materially from those discussed below. See “Item 1A—Risk Factors” and “Special Note Regarding Forward-Looking Statements and Trademarks” at the beginning of this Annual Report on Form 10-K for a discussion of these risks and uncertainties.

Overview

General

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

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. Our Foundation Series compute server uses our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. We hold patents associated with our Foundation Series cabinet and chassis design, and have applied for patent protection in additional areas. We currently depend on sales of our Foundation Series compute servers for a large majority of our revenues. In August 2004, we expanded our product line to include the Scale Out Series of compute servers as an additional offering in our product line, which we designed to offer higher density levels for certain configurations, as well as improve thermal and cable management. We also offer low-cost, high-capacity storage systems, which leverage many of our core server technologies, to help enterprises cost-effectively meet their increasing data storage requirements.

We market our systems primarily through our direct sales force predominantly to enterprises within the United States. We are in the early stages of developing an international sales and operational presence, focusing initially on Ireland and China. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens or hundreds of terabytes of storage per year. To date, we have sold our products to over 250 customers. We have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas exploration and biotechnology and pharmaceuticals.

Our company was founded in 1999, and we have grown rapidly over the past two years. We began selling our Foundation Series compute server products in early 2000. By the end of December 2002, when we received our major private financing, we employed approximately 31 people. Subsequent to then, we began to build out our national sales presence by adding sales representatives in many locations in the United States. Since January 2003, we have also expanded our operational infrastructure to support additional growth and, as of December 31, 2005, had 174 full-time employees. Revenue for the year ended September 30, 2002 was $20.4 million, and grew to $215.0 million for the year ended December 31, 2005.

In June 2005, we completed our initial public offering. Aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and issuance costs, were approximately $67.4 million. We used $27.7 million of the offering proceeds to redeem all of our outstanding shares of preferred stock and to repay the promissory notes and accrued interest of approximately $3.0 million previously issued to our founders. In addition, we used $14.1 million of the offering proceeds to repay our line of credit with Silicon Valley Bank.

In December 2005, we completed our follow-on public offering, and aggregate net proceeds to us from that offering, after deducting underwriting discounts and commissions, and issuance costs, were approximately $46.2 million.

Corporate Organization

In October 1999, Giovanni Coglitore, Nikolai Gallo and Jack Randall, whom we refer to collectively as our “founders,” formed Rackable Systems LLC, which we refer to as “Old LLC,” and began the operations of our business. In December 2000, our predecessor corporation, GNJ, Inc., which was owned by the founders and which we refer to as “Old Rackable,” purchased all of the assets and assumed all of the liabilities of Old LLC. Old LLC was later merged with and into Old Rackable in January 2001. In December 2002, Old Rackable sold substantially all of its assets and transferred substantially all of its liabilities to a new Delaware corporation, the current legal entity for our company, which we refer to as “New Rackable.” We refer to this transaction as the “Rackable Purchase.” In connection with the Rackable Purchase, New Rackable issued common stock to Old Rackable and, in order to finance the purchase, issued preferred stock to a limited liability company controlled by Parthenon Capital that was redeemed for cash and common stock upon the completion of our initial public offering. As of December 31, 2005, approximately 15.9% of our common stock was beneficially owned by Parthenon Capital and its affiliates, approximately 10.2% was beneficially owned by our founders, and approximately 5.7% was beneficially owned by members of our management team other than our founders, as calculated in accordance with SEC rules.

Basis of Presentation

Our financial statements include the accounts of Old LLC and Old Rackable for the year ended September 30, 2001, the accounts of Old Rackable for the year ended September 30, 2002, and for the period from October 1, 2002 to December 22, 2002, and the accounts of New Rackable for the period from December 23, 2002 through December 31, 2002, and for all subsequent periods thereafter.

Fiscal Year

Beginning with the first quarter of calendar 2003, if the last day of the calendar quarter does not end on a Saturday, our fiscal quarter ends on the first Saturday following the last day of the calendar quarter. For presentation purposes, we refer to the end of the quarter and year as the last day of the calendar quarter and year. For example, when we refer to our year ended December 31, 2004, we mean the period beginning on January 4, 2004 and ending on January 1, 2005, and when we refer to our year ended December 31, 2005, we mean the period beginning January 2, 2005 and ending on December 31, 2005.

Revenues and Expenses

We derive our revenues from the sale of our products and services to end users as well as through resellers. Our revenue recognition policy is described in more detail under “Critical Accounting Policies, Significant Judgments and Estimates.”

Product revenue. Our product revenue is derived from the sale of server and storage systems. The main factors which impact our revenue are unit volumes shipped and average selling prices. For the years ended December 31, 2003, 2004 and 2005, our unit volumes were approximately 15,400, 28,100 and 56,100, respectively. Our average selling prices for the same periods were approximately $3,400, $3,900 and $3,800, respectively. Overall, we expect average selling prices for similar products to decline over time as our products mature in the market and are replaced with new products with increased performance and superior features. The introduction of new product lines, depending upon configurations, could temporarily increase our average selling prices. In general, however, the average selling prices of server and storage systems have historically decreased over time.

Service revenue. In 2004, we began to develop our services organization and began offering service and maintenance contracts to all customers. Prior to 2004, we only offered service and maintenance contracts upon customer request. We generate service revenue from the sale of three standard maintenance contract service offerings as well as custom maintenance contracts that are tailored to individual customers’ needs. We recognize service revenue ratably over the service periods. Maintenance contracts are priced as a percentage of the list price of the underlying products to which the service relates. Maintenance contracts are typically one or two years in length, and we will actively pursue renewals of these contracts. Our customers may change to a different maintenance contract upon renewal. While we recently began to offer each customer maintenance contracts or an extended warranty for up to three years, some customers will choose not to purchase a maintenance contract or an extended warranty and instead rely solely upon our limited one-year product warranty. These customers have the option to purchase a service plan in the following year. We generally use third-party service providers rather than establish our own on-site service capabilities in regions where we have limited customer concentrations and it is more cost-effective for us to do so. We also generate service revenue from implementation services.

During 2003, 2004 and 2005, we had no material revenues from services; we generated substantially all of our revenue from sales of our products. We derived less than 1%, 3% and 3% of our product revenue in 2003, 2004 and 2005, respectively, from products shipped to locations outside the United States, including to foreign offices of customers based or with operations in the United States. In 2003, direct sales represented 100% of product revenue, in 2004 direct sales and indirect sales through resellers represented 97% and 3% of product revenue, respectively, and in 2005 direct sales and indirect sales through resellers represented 91% and 9% of product revenue, respectively. Prior to 2004, we did not make a concerted effort to sell service and maintenance contracts. With the recent development of our services organization and offerings, we anticipate that services revenues will continue to increase in 2006.

During each of 2003 and 2004, the sale of server products represented approximately 93% of total product revenues and the sale of storage systems represented approximately 7% of total product revenues. During 2005, the sale of server products and storage systems represented 91% and 9% of total product revenues, respectively. We sell some server systems that have storage capacity. For purposes of this comparison, we define storage systems as products with the capacity to contain six or more hard disk data drives.

A relatively small number of our customers have historically accounted for a significant portion of our revenue, and we expect this trend to continue. Because our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms, their capacity requirements can become fulfilled, whether temporarily or otherwise, and as a result they could purchase significantly fewer or no products from us in subsequent periods. Yahoo! and Inktomi, which has since been acquired by Yahoo!, collectively accounted for 46% of our revenue in 2003. In 2004, Microsoft (for which Hewlett-Packard acted as a contractual reseller for the majority of our sales) and Yahoo! accounted for 36% and 23% of our revenue, respectively. In 2005, Microsoft, Yahoo! and Amazon.com accounted for 14%, 22% and 24% of our revenue, respectively. At the request of Microsoft, we entered into a reseller agreement with Hewlett-Packard, with a term of one year, for the sole purpose of providing equipment to Microsoft. Although this agreement expired in January 2005, we subsequently signed an agreement with Microsoft that provides for direct sales between us and Microsoft, and we did not experience any economic or business consequences on our operations as a consequence of the expiration of the agreement with Hewlett-Packard. It would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers. In addition, any significant pricing pressure exerted by a key customer could adversely affect our operating results.

Cost of Revenue

Cost of product revenue. Cost of product revenue primarily consists of the costs to manufacture our finished products and the costs we pay to our suppliers for processors, memory and other components used in our systems. Our costs to manufacture products include both the cost of our in-house manufacturing organization as well as the cost of our third-party contract manufacturers. Typically, we utilize our in-house manufacturing capability for smaller builds, of usually 50 units or less, and to support our warranty and repair efforts. For our larger builds, we customarily utilize third-party contract manufacturers. Our current contract manufacturers include Synnex, E-Cycle, Sanmina-SCI and Realtime Technologies. Cost of product revenue also includes provisions for warranty and excess or obsolete inventory and compensation costs, including stock-based compensation which historically has not been significant.

Cost of service revenue. Cost of service revenue consists of the cost of using spare parts in providing customer service, freight costs for shipping spare parts, personnel and related compensation costs, including stock-based compensation which historically has not been significant, and the costs we incur related to the provision of service by our third-party service providers.

Gross profit. Our gross profit is impacted primarily by the magnitude of discounts provided to customers for purchasing our products, by changes in our cost of product revenue, and by changes in our product mix. The discounts we provide to customers are often driven by competitive pricing pressures, with greater discounts generally given to customers with higher volume purchases or to new strategic customers that we believe will place future large orders. We intend to lower our cost of product revenue by enhancing product design and working with our suppliers to reduce production and component costs. A large component of our cost of product revenue that impacts gross profit is DRAM pricing. Historically, pricing for DRAM has been volatile in response to market supply and demand. In general, DRAM is becoming a larger percentage of our bill of materials due to increased memory requirements. In periods of high memory prices and tight allocations where our ability to procure memory has been limited, our gross profit and ability to meet customer commitments have been negatively impacted.

Operating Expenses

Research and development expense. Research and development expense consists primarily of employee, contractor, and related personnel costs, expenses related to new component testing and evaluation, test equipment, design and implementation, new product design and testing and other product development activities. All research and development costs are expensed as incurred. In order to minimize research and development expense, we work closely with our customers to develop product innovations and incorporate these into subsequent product design. This cooperative approach allows us to develop products that meet our customers’ needs in a cost-effective manner. We expect our spending on research and development to increase in 2006 due to our plans to continue to expand our product portfolio and add new features to our existing products.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and commissions paid to our sales and service employees and salaries paid to our engineers who work with our sales and service employees to help determine the components and configuration requirements for new products. We also incur marketing expenses for marketing activities such as trade shows, direct mail and print advertising. We expect our sales and marketing expense to increase in 2006 as we hire additional sales personnel.

General and administrative expense. General and administrative expense consists primarily of salaries and overhead of our administrative staff and, to a lesser extent, amortization of patents we acquired in the Rackable Purchase. We expect our general and administrative expense to increase, as we will continue to incur additional legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company, particularly as a result of the compliance obligations with the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and The NASDAQ Stock Market. In 2005, we selected a new ERP system to expand operational and financial systems and to implement and maintain effective internal controls and procedures. We anticipate additional costs involved in implementing, and maintaining the new ERP system. We also expect to incur substantially higher costs as a result of the increase in the size of our board of directors, which we have implemented in order to meet the NASDAQ independence requirements, as well as to obtain directors’ and officers’ insurance. We cannot estimate the amount of additional costs we may incur or the timing of such costs. We are currently amortizing the patents we acquired in the Rackable Purchase at a rate of approximately $1.4 million per year, which amortization will cease at the end of 2007.

Other Income and Expenses

Change in fair value of embedded derivatives in preferred stock. On December 23, 2002, in connection with the Rackable Purchase, as described in “Corporate Organization” above, we issued 20,000,000 shares of our Series A preferred stock for a total consideration of $20.0 million, and subsequently in February 2003 issued an additional 1,000,000 shares of our Series A preferred stock for a total consideration of $1.0 million. The Series A preferred stock redemption features contained two embedded derivatives. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, we adjusted the carrying value of the embedded derivatives to fair value at each reporting date and recognized the change in fair value in the statements of operations. We discuss the accounting for the embedded derivatives in “Critical Accounting Policies, Significant Judgments and Estimates” below.

Interest income. Interest income consists of interest earned on our money market accounts and short-term investments.

Interest expense. Interest expense consists of the interest expense associated with our bank borrowings and the accretion of dividends on our Series A preferred stock subsequent to the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity on July 1, 2003. Pursuant to adoption of SFAS No. 150, on July 1, 2003, we reclassified $21.4 million, the carrying amount of the Series A preferred stock at that date, including cumulative accretion to redemption value, from mezzanine debt to long-term liabilities. Also, under SFAS No. 150, we charged accretion to the redemption value to interest expense. The non-cash portion of interest expense associated with the accretion of the Series A preferred stock dividends under SFAS No. 150 was $1.1 million, $2.4 million and $1.1 million, respectively, for the years ended December 31, 2003, 2004 and 2005.

Provision for income taxes. We recognize deferred assets and liabilities on differences between the book and tax basis of assets and liabilities using currently enacted tax rates. As a result of the Series A preferred stock financing, we have recorded charges to operations related to the treatment of embedded derivatives pursuant to SFAS No. 133 (see “Change in Fair Value of Embedded Derivatives in Preferred Stock”) and have recorded interest expense charges pursuant to SFAS No. 150 (see “Interest Expense”) for accretion to the redemption value of the Series A preferred stock. These charges represent permanent non-tax deductible expenses for tax purposes. As a result of these permanent tax differences, our effective tax rate was (1)%, (6)% and 54% for the years ended December 31, 2003, 2004 and 2005, respectively. We have no net operating loss carryforwards.

Notes receivable from executives. In connection with the Rackable Purchase, we issued to two of our executive officers a total of 800,000 shares of Series A preferred stock, with an aggregate fair value of $800,000, in exchange for promissory notes payable in full on the earliest to occur of (1) December 20, 2011, (2) a sale of the company or (3) the filing of a registration statement relating to our common stock. We also entered into deferred compensation agreements with both executives on December 23, 2002, which provided for deferred compensation to both executives for their services in connection with the Rackable Purchase, payable upon the earliest to occur of (1) December 23, 2012, (2) a sale of the company or (3) the filing of a registration statement relating to our common stock. We accounted for the notes receivable and the Series A preferred stock as a stock option under Emerging Issues Task Force, or EITF, Issue No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25. Under the provisions of APB No. 25, a measurement date was not clearly established and, therefore, we followed variable accounting for the stock option by remeasuring the fair value of such award quarterly until the executives repaid the promissory notes on September 30, 2004. As a result, we recognized a compensation charge to operations of $268,000, $439,000 and $0 for the years ended December 31, 2003, 2004 and 2005, respectively. On September 30, 2004, we amended the deferred compensation agreements with the two executive officers and satisfied our deferred compensation liability by lump-sum payments to each of them in the aggregate amount of $850,000, which was, in turn, used by them to repay their promissory notes. As a result of this repayment, we recorded a charge of $4.0 million in the year ended December 31, 2004, representing the unamortized deferred compensation expense as of the time of repayment. We do not anticipate any further charges to operations resulting from these agreements.

Founder stock repurchase agreement. In connection with the Rackable Purchase, we obtained the right to repurchase up to 33% of the aggregate common stock issued to our founders, subject to their continuous employment through December 23, 2003. Under the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, we accounted for the fair value of the portion of the issued common stock subject to repurchase, totaling 1,532,682 shares, as deferred compensation in the amount of $669,000, which we recognized through a charge to general and administrative expense in the amount of $16,000 and $653,000 in the period from December 23, 2002 through December 31, 2002 and the period ended December 31, 2003, respectively. We anticipate no further compensation expense charges related to this matter.

In connection with the Rackable Purchase, Old Rackable was also entitled to receive additional warrants to purchase our common stock if we achieved specified performance targets. In May 2003, Old Rackable assigned its interests in the warrants to its equity holders in accordance with their ownership percentages of Old Rackable. On December 31, 2004, we repurchased the warrant issuance obligation (of which approximately 96% was allocated to the three founders of Old Rackable who continued their employment with us subsequent to the acquisition) and entered into a promissory note arrangement with each of the former stockholders of Old Rackable for an aggregate principal amount of $3.0 million. Consequently, under the provisions of EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, we accounted for 33% of the repurchase price for the warrant issuance obligation to the founders, or $960,000, through a charge to general and administrative expense during the quarter ended December 31, 2004, with the remaining approximately $2.0 million recorded as an addition to goodwill.

Volatility of Operating Results

Our business and operating results depend upon the capital procurement cycles of our customers. Due to large individual orders relative to our overall revenue, our quarterly revenue can fluctuate greatly from period to period. Over the past several years, we have experienced significant fluctuations in customer orders for our products. To date, however, we have not noted any seasonal purchasing trends for our products. Sharp decreases in demand for our products may negatively impact our gross profit and operating margins due to the smaller revenue base over which to allocate overhead, as the majority of our overhead is headcount which we may be unable to reduce quickly in response to the reduced demand. For the years ended December 31, 2003, 2004 and 2005, approximately 50%, 45% and 60%, respectively, of our operating expenses was directly related to wages, benefits, payroll taxes and health insurance for our headcount. In periods of high demand for our products, we generally need to increase quickly our production of systems, requiring us to order additional inventory, effectively manage our component supply chain, hire additional employees and expand, if necessary, our manufacturing capacity. If we are unable to respond to rapid increases in demand for our products on a timely basis or to manage any corresponding expansion of our manufacturing capacity effectively, we could lose business to our competitors and may not be able to take advantage of this increased demand. Our operating results can also be affected by volatile price changes for components from our supplier base, particularly for DRAM, for which prices have fluctuated greatly in the past.

Critical Accounting Policies, Significant Judgments and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure at the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to receivables, inventories, intangible assets, stock compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We consider certain accounting policies related to revenue recognition, allowance for doubtful accounts, reserve for sales returns, embedded derivatives, inventory valuation, warranty liability, accounting for income taxes, valuation of intangible assets and goodwill and stock-based compensation to be critical policies due to the estimates and judgments involved in each.

Revenue Recognition

Our standard arrangement for our customers includes a valid purchase order or contract, no right of return of delivered products and no customer acceptance provisions. We recognize revenue from sales of products when:

•	we enter into a legally binding arrangement with a customer;

•	we ship the products (unless the contact calls for free on board destination);

•	customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and

•	collection is probable.

We recognize revenue generally upon shipment of the product. In arrangements that specify title transfer upon delivery, or that include customer acceptance clauses, we do not recognize revenue until the product is delivered or accepted, as applicable. In addition, if we have not substantially completed a product or fulfilled the terms of the agreement at the time of shipment, we defer revenue recognition until completion. Management’s judgment is used mostly to make the determinations required in the third and fourth bullet points above. We determine whether these criteria are met based on our judgment regarding the fixed nature of the amounts charged for the products delivered and the collectability of those amounts. For support and maintenance arrangements, we recognize revenue ratably over the service periods. We recognize revenue associated with installation services upon completion of the services.

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, patents, customer list, customer backlog and tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner we use the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The provisions of SFAS No. 142 also require an annual impairment test for goodwill and other intangible assets not subject to amortization, such as trade names, or more frequently if impairment indicators arise. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. We operate in two segments, high density compute servers and high capacity storage systems, each of which is considered a reporting unit. Essentially all of our operations, at the time of the Rackable Purchase, pertained to our high density compute server segment. Therefore, we consider all goodwill to be related to the high density compute server segment. The first step of the impairment test prescribed by SFAS No. 142 requires a comparison of the fair value to the book value of our high density compute server segment. If the estimated fair value of this segment is less than the its book value, SFAS No. 142 requires that we estimate the fair value of all identifiable assets and liabilities of the business segment in a manner similar to a purchase price allocation for an acquired business. We measure potential goodwill impairment based upon this two-step process. We performed the annual goodwill impairment test as of December 31, 2003, 2004 and 2005, and determined that goodwill was not impaired.

Reserve for Sales Returns

Although customers are not granted rights to return products after the purchase has been made, in certain circumstances, we accepted returns and issued credits although we were not contractually obligated to do so. We estimate sales returns based on historical experience and record a provision for sales returns at the time product revenue is recognized. We review and update our estimates for sales returns on a quarterly basis to reflect our experience regarding the historical sales returns. Changes to the reserve occur based upon changes in revenue levels and historical rates of return. Our sales return reserve balance was $82,000, $58,000 and $398,000, respectively, at December 31, 2003, 2004 and 2005. Our sales return provision was $35,000, $46,000 and $771,000, respectively, for the years ended December 31, 2003, 2004 and 2005.

Allowance for Doubtful Accounts

We estimate the allowance for doubtful accounts based on management’s assessment of the collectibility of specific customer accounts and the aging of accounts receivables. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Changes to the reserve occur based upon changes in revenue levels, associated balances in accounts receivable and estimated changes in credit quality. Our allowance for doubtful accounts totaled $0, $152,000 and $17,000, respectively, at December 31, 2003, 2004 and 2005, and our bad debt expense (benefit) totaled $30,000, $161,000 and ($28,000) for the years ended December 31, 2003, 2004 and 2005, respectively.

Inventory Valuation

We value our inventories at the lower of first-in, first-out, cost or market. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts, on a periodic basis. We write down obsolete inventory or inventory in excess of our estimated usage to its estimated market value less costs to sell, if less than its cost. We record the inventory write-downs as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. If we write down the inventory value to its net realizable value and subsequently there is an increased demand for the inventory at a higher value, we do not realize the increased value of the inventory until we sell the inventory either as a component of a system or as separate inventory. For the years ended December 31, 2003, 2004 and 2005, we charged $451,000, $212,000 and $3.1 million, respectively, to cost of revenue to write down inventory.

Warranty Liabilities

Warranty costs include labor to repair faulty systems and replacement parts for defective items, as well as other costs incidental to warranty repairs. We net against the warranty expense any cost recoveries from warranties offered to us by our suppliers covering defective components. We sell our products without a right of return or price protection rights. Our standard warranty period for products is typically one year and we offer extended warranties for up to three years. We calculate the liability for product warranties as a percentage of revenue. The percentage is based on historical actual product repair costs. We review and update our estimated warranty costs on a quarterly basis. Accordingly, in 2003, 2004 and 2005, we adjusted our warranty reserve accrual rate to reflect our recent experience regarding actual warranty charges as a percentage of revenue. Changes to the reserve occur as volume, product mix and actual warranty costs fluctuate. Our warranty reserve totaled $79,000, $550,000 and $726,000, respectively, at December 31, 2003, 2004 and 2005. Warranty expense totaled $508,000, $989,000 and $1.2 million, respectively, for the years ended December 31, 2003, 2004 and 2005.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is comprised primarily of tax deductions, assumes we will be able to generate sufficient future income to fully realize these deductions. In determining whether the realization of these deferred tax assets may be impaired, we make judgments with respect to whether we are likely to generate sufficient future taxable income to realize these assets. We have not recorded any valuation allowance to impair our tax assets because, based on the available evidence, we believe it is more likely than not that we will be able to utilize all of our deferred tax assets in the future. If we do not generate sufficient future income, the realization of these deferred tax assets may be impaired, resulting in additional income tax expense and a write-down of the deferred tax asset.

Accounting for Fair Value of Embedded Derivatives

On December 23, 2002, in connection with the Rackable Purchase, as described in “Corporate Organization” above, we issued 20,000,000 shares of our Series A preferred stock for a total consideration of $20.0 million. On February 13, 2003, we issued an additional 1,000,000 shares of Series A preferred stock for a total consideration of $1.0 million.

In connection with our initial public offering in June 2005, all of the shares of Series A preferred stock were converted into Series B preferred stock and common stock, and the Series B preferred stock was redeemed for cash. The redemption feature for the cash portion provided for redemption at the amount equal to the purchase price plus any accumulated or accrued but unpaid dividends, but no less than 125% of the purchase price. This effectively provided the holders of the Series A preferred stock with a put option that was considered an embedded derivative under SFAS No. 133. Consequently the embedded put option was bifurcated and accounted for separately. In addition, under our certificate of incorporation at the time, the holders of the Series A preferred stock had the option to take cash in lieu of the common stock issuable upon redemption of the Series A preferred stock, valued at fair market value. In February 2005, the holder of the Series A preferred stock gave up the right to take cash in lieu of common stock upon redemption. In accordance with the provisions of SFAS No. 133, we were required to adjust the carrying value of the embedded derivative to fair value at each reporting date and recognize the change in fair value in the statements of operations. We determined the fair value of the embedded call option derivative based upon the fair value of the underlying common stock. See “Stock Options to Employees” below for a discussion of how we determined the fair value of our common stock for financial reporting purposes.

In February 2005, Rackable Investment LLC relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. As a result, because the common stock portion of the conversion unit could only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash, $107.8 million, was reclassified from liabilities to additional paid-in capital. For the years ended December 31, 2003, 2004 and 2005, the charge to operations for the change in the fair value of the embedded derivatives was $51.4 million, $51.3 million and $4.2 million, respectively.

Stock-Based Compensation

We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and the related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under SFAS No. 123, Accounting for Stock Based Compensation. Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock options on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share attributable to common stockholders as if we had expensed the fair value of the options. In calculating such fair values, we use assumptions of estimated option life, dividend policy, volatility and interest rates.

As discussed under “Recently Adopted Accounting Standards” below, SFAS No. 123R, Share-Based Payment will be effective for our fiscal quarter beginning January 1, 2006, and requires the use of the Modified

Prospective Application Method to account for employee stock options. We are in the process of evaluating the impact of the adoption of SFAS No. 123R on our financial statements. We estimate that the stock-based compensation charge for the first quarter of 2006, related to the adoption of SFAS No. 123R, will total approximately $2.0 million, net of taxes. We are in the process of evaluating the approximate impact of SFAS No. 123R for the remainder of fiscal 2006.

Because the notes receivable from our executives were not full recourse and were effectively repaid through the deferred compensation arrangements, we accounted for the Series A preferred stock issuance, promissory notes, and deferred compensation arrangements as the issuance of stock options to the executives. The difference between the outstanding balance including accrued interest and the amount payable under the deferred compensation arrangement was treated as the option’s exercise price. Since this difference increased over the life of the promissory notes, the option’s exercise price was unknown. Accordingly, we followed variable accounting for the stock option by remeasuring the fair value of this award, based on the increase in fair value of the Series A preferred stock, until the notes receivable were repaid in October 2004.

The fair value of the common stock granted prior to our consideration of a public offering of securities was originally estimated by our board of directors based upon the best information available to them on the dates of grant. We did not obtain contemporaneous valuations by valuation specialists because, at the time of the issuances of stock options during this period, our efforts were focused on acquiring new customers, developing our operational infrastructure and executing our business plan. In connection with the Rackable Purchase, in October 2004 we performed a retrospective valuation of our common stock at the date of the acquisition (December 23, 2002), which resulted in an estimated fair market value per share at that date of $0.42. In connection with our initial public offering and subsequent to the grants of stock options, we determined the fair value of our common stock for financial reporting purposes based on the results of retrospective valuations performed at three selected stock option grant dates during 2004 and one selected stock option grant date during the first quarter of 2005. The intrinsic value per share, based on the difference between the deemed fair value per share at the stock award grant dates, as compared to the exercise price per share, is being recognized as compensation expense over the applicable vesting period, which equals the service period.

The four selected stock option grant dates during 2004 and the first quarter of 2005 (January 27, 2004, April 21, 2004, November 4, 2004, and March 16, 2005) were chosen as they were the dates during those periods upon which we had granted options to purchase the largest numbers of shares of our common stock.

Significant Factors, Assumptions, and Methodologies Used in Determining Fair Value

The procedures performed to determine the fair value of our common stock were based on a combination of the market multiple approach and income approach to estimate the aggregate equity value of Rackable Systems at the four selected stock option grant dates in 2004 and the first quarter of 2005. The result was a determination of the value of our common stock on a per share basis based on (1) an analysis of aggregate equity value of Rackable Systems divided by the fully diluted shares outstanding after consideration of assumed proceeds from the exercise of outstanding stock options and (2) an analysis using the Black-Scholes pricing model to value the common stock based on securities outstanding as of the valuation dates and contemplated to be issued before our initial public offering.

The income approach involves applying appropriate discount rates to estimated debt-free cash flows that are based on forecasts of revenue and costs. The projections used for each valuation date were based on the expected outlook on our operating performance through the forecast periods. The projections used for each of the four valuation dates were the same, except the projections on the March 2005 valuation date included projections for one additional year beyond the projections used for the prior valuation dates. The assumptions underlying the estimates were consistent with our business plan. The determination of future debt-free cash flows was then based on these projections, which incorporated estimated annual growth rates in revenue ranging from 35% to 70% and EBIT growth rates ranging from 25% to 60%. Specifically, the future debt-free cash flows were determined by subtracting taxes, future capital spending and future changes in working capital and adding future depreciation and amortization to EBIT. EBIT represents income (loss) plus interest expense and income tax provision, less interest income. The terminal or residual value of Rackable Systems at the end of the projection period was based on a 9.0x multiple of projected EBITDA as of fiscal year 2008 for the three selected stock option grant dates in 2004 and a 10x multiple of projected EBITDA as of fiscal year 2009 for the one selected stock option grant date in the first quarter of 2005. The resulting terminal value and interim debt-free cash flows were then discounted at a rate of approximately 24%, 23%, 19% and 21% for the four valuation dates, respectively, which was based on the weighted average cost of capital of comparable companies, as adjusted for the specific risk profile of Rackable Systems. There is inherent uncertainty in these estimates. If different discount rates had been used, the valuations would have been different.

The market multiple approach was based on revenue, EBITDA and net income considered to be representative of the future performance of Rackable Systems, and multiplying these figures by a range of appropriate risk-adjusted multiples. The market multiples were obtained through the market comparison method, where companies having their stock traded in the public market were selected for comparison purposes and used as a basis for choosing reasonable market multiples for Rackable Systems. For the market multiple approach, we capitalized our latest twelve months and projected fiscal year 2004 and 2005 revenue, EBITDA, and earnings for the three selected stock option grant dates in 2004. For the one selected stock option grant date in the first quarter of 2005, we capitalized our latest twelve months and projected fiscal year 2005 and 2006 revenue, EBITDA and earnings. Revenue, EBITDA and earnings capitalization multiples were derived from two tiers of publicly traded companies deemed to be comparable to Rackable Systems. The first tier consisted of high-growth hardware companies with the following financial profiles:

•	U.S. companies with sales between $20 million to $700 million;

•	Revenue growth in 2003-2004, 2002-2004 and 2004-2005 above 5%;

•	Positive quarterly revenue growth in the first quarter of 2004;

•	EBITDA margin greater than (10)%; and

•	Gross margin less than 40%.

The second tier consisted of large diversified competitors of Rackable Systems. Then discounts were applied for lack of marketability to the resulting valuations to capture the diminution in value attributable to a nonmarketable security relative to its value on a fully marketable basis. Based on our expected initial public offering date relative to each of the four valuation dates, marketability discounts of 20%, 10%, 5%, and nominal as of each of the valuation dates, respectively, were deemed to be appropriate.

Significant Factors Contributing to the Difference Between Fair Value as of the Date of Each Grant and IPO Price

From January 1, 2004 to March 31, 2005, the difference between the weighted fair market value per share of $5.98 to $11.87 (as illustrated in the chart below) and the initial public offering price of $12.00 per share was attributable to our continued growth during this period, as described in further detail below.

•	In the first quarter of 2004, we won an award for Best Product at LinuxWorld and received our initial orders from Microsoft.

•	In the second quarter of 2004, we had our largest revenue quarter to date, reflecting our first significant revenues from Microsoft.

•	In the third quarter of 2004, we introduced our “scale out” series product line that won a product excellence award at LinuxWorld. We also hired our Vice President Worldwide Sales and added our first independent director to our board of directors. We were also recognized by IDC as the fourth largest x86 vendor in North America. In August 2004, we held our organizational meeting in preparation for our initial public offering.

•	In the fourth quarter of 2004, we hired our Vice President of Operations and added two additional independent directors to our board of directors. In addition, in the fourth quarter of 2004, we selected our investment banking team and received our first orders for our “scale out” product.

•	In the first quarter of 2005, we recognized our first revenue orders from our “scale out” series and we filed our initial registration statement with the SEC.

Based on the initial public offering price of $12.00 per share, the intrinsic value of all stock options outstanding at March 31, 2005 was $25.1 million, of which $9.7 million related to vested options and $15.4 million related to unvested options.

The following table shows the stock option activity, including weighted exercise price per share, weighted fair market value of our common stock for financial reporting purposes, and the differences between the two at grant dates prior to our initial public offering:

Stock Award Grant Dates	# of Options Granted	Weighted Exercise Price Per Share	Weighted Fair Market Value Per Share	Weighted Intrinsic Value Per Share
January 1, 2003 through March 31, 2003	117,331	$0.71	$0.42	—
April 1, 2003 through June 30, 2003	373,332	$1.48	$1.81	$0.33
July 1, 2003 through September 30, 2003	129,998	$1.13	$3.67	$2.54
October 1, 2003 through December 31, 2003	47,664	$1.50	$4.59	$3.09
January 1, 2004 through March 31, 2004	110,330	$1.50	$5.98	$4.48
April 1, 2004 through June 30, 2004	93,662	$4.50	$7.37	$2.87
July 1, 2004 through September 30, 2004	29,999	$6.00	$9.22	$3.22
October 1, 2004 through December 31, 2004	255,992	$6.00	$10.73	$4.73
January 1, 2005 through March 31, 2005	192,326	$9.62	$11.87	$2.25

Subsequent to our initial public offering, all option grants have been made with exercise prices equal to the closing price of our common stock on the Nasdaq National Market on the date of grant.

Results of Operations

The following table sets forth our financial results, as a percentage of revenue, for the years ended December 31, 2003, 2004 and 2005:

	Year Ended December 31,
	2003	2004	2005
Revenue	100.0%	100.0%	100.0%
Cost of revenue	78.8	80.9	76.9

Gross margin	21.2	19.1	23.1

Operating expenses:
Research and development	1.7	0.7	1.0
Sales and marketing	9.4	9.8	7.2
General and administrative	9.6	10.1	3.9

Total operating expenses	20.7	20.6	12.1

Income (loss) from operations	0.5	(1.5)	11.0

Other income (expense):
Change in fair value of embedded derivatives in preferred stock	(97.2)	(46.7)	(2.0)
Interest income	0.1	—	0.3
Interest expense	(2.1)	(2.3)	(0.7)
Gain on sale of investment	—	2.7	—

Total other expense, net	(99.2)	(46.3)	(2.4)

Income (loss) before tax	(98.7)	(47.8)	8.6
Income tax provision	(1.0)	(2.7)	(4.6)

Net income (loss)	(99.7)%	(50.5)%	4.0%

Comparison of the Years Ended December 31, 2005 and 2004

Revenue. Revenue increased $105.3 million, or 96%, to $215.0 million for the year ended December 31, 2005 compared to $109.7 million for the year ended December 31, 2004. Revenue growth was a result of an increase in units sold, from 28,100 units in 2004 to 56,100 units in 2005. The increase in units sold was primarily due to an increase in our customer base, including a significant new customer that represented 24% of our total revenue for 2005. Approximately 65.2% of our revenues in 2005 were attributable to sales to customers that had also purchased our products in 2004. The average selling price of units sold in 2005 decreased approximately 3% from $3,900 in 2004 to $3,800 in 2005. Service revenues were 1% of total revenues for the year ended December 31, 2005 and less than 1% of total revenues for the year ended December 31, 2004.

Cost of revenue and gross profit. Cost of revenue increased $76.5 million, or 86%, to $165.3 million for the year ended December 31, 2005 compared to $88.8 million for the year ended December 31, 2004. The increase was due primarily to the increase in units sold and increased investment across our manufacturing and service and support functions.

Gross profit increased $28.7 million, or 137%, to $49.7 million for the year ended December 31, 2005 compared to $21.0 million for the year ended December 31, 2004. Gross profit as a percentage of net revenue improved to 23.1% for the year ended December 31, 2005 compared to 19.1% for the year ended December 31, 2004. The increase was primarily attributable to economies of scale from higher production volumes, and higher proportion of storage server sales, which on average have higher gross margins than our compute servers.

Research and development expense. Research and development expense increased $1.5 million, or 194%, to $2.2 million for the year ended December 31, 2005 compared to $763,000 for the year ended December 31, 2004. Payroll, bonuses and related fringe benefits accounted for $1.1 million of the increase and was due to an increase in headcount from seven to 18 employees as a result of increased engineering activities. Materials expense also increased $139,000 due to an increase in ongoing engineering activities. Given the additional headcount, facility allocation expense increased $111,000. In addition, charges due to amortization of deferred stock based compensation related to employee stock option grants were $69,000 for the year ended December 31, 2005 compared to $44,000 for the year ended December 31, 2004.

Sales and marketing expense. Sales and marketing expense increased $4.6 million, or 43%, to $15.4 million for the year ended December 31, 2005 compared to $10.8 million for the year ended December 31, 2004. Payroll, bonuses and related fringe benefits accounted for $1.1 million of the increase and were due to an increase in headcount from 32 to 46 employees to support the increase in sales. As a result of higher sales, commission expense accounted for $1.9 million of the increase. Customer evaluation units expense accounted for $1.0 million of the increase and was a result of a larger customer base. With increased selling and marketing activities, travel and entertainment expense accounted for $376,000 of the increase. Charges due to amortization of deferred stock based compensation related to employee stock option grants were $262,000 for the year ended December 31, 2005 compared to $155,000 for the year ended December 31, 2004.

General and administrative expense. General and administrative expense decreased $2.7 million, or 24%, to $8.4 million for the year ended December 31, 2005 compared to $11.1 million for the year ended December 31, 2004. The decrease was primarily a result of a $4.5 million charge in 2004 associated with the write-off and amortization of stock based compensation, as described in “Stock Based Compensation” below, compared to $131,000 in 2005. In December 2004, we repurchased warrants issued to our founders, which resulted in a $960,000 charge to our general and administrative expense in 2004 compared to none in 2005. In addition, the decrease was also due in part to $788,000 in management fees paid to Parthenon Capital in the year ended December 31, 2004. The fees included a one time payment of $630,000 to Parthenon Capital to terminate its advisory agreement with us in the third quarter of 2004. There were no similar fees for the year ended December 31, 2005. These decreases were partially offset by a $1.7 million increase in payroll, bonuses and related fringe benefits primarily due to an increase in headcount from 12 to 19 employees and higher consultant and professional services expenses of $543,000 compared to $165,000 in 2004. In the fourth quarter of 2005, we also recorded a $426,000 charge relating to estimated uncollectible sales tax, franchise tax and related interest expense compared to none in 2004. In connection with being a public company, insurance-related expenses increased $241,000. Legal expense increased $289,000 partially related to a lawsuit brought by us against one company for infringement of one of our patents.

Change in fair value of embedded derivatives. The change in fair value of embedded derivatives expense to operations decreased $47.1 million, or 92%, to $4.2 million for the year ended December 31, 2005 compared to $51.3 million for the year ended December 31, 2004. The decrease was the result of the cessation of derivative accounting associated with our preferred stock in February 2005 when the holder of our Series A preferred stock relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. See “Accounting for Fair Value of Embedded Derivatives” in “Critical Accounting Policies, Significant Judgments and Estimates” for additional details.

Interest income. Interest income increased $497,000 to $509,000 for the year ended December 31, 2005 compared to $12,000 for the year ended December 31, 2004. This increase was due to higher average cash and short-term investment balances given the proceeds from our initial public offering in June 2005 and our secondary offering in December 2005.

Interest expense. Interest expense decreased $956,000, or 38%, to $1.5 million for the year ended December 31, 2005 compared to $2.5 million for the year ended December 31, 2004. The decrease was primarily related to the redemption of our mandatorily redeemable preferred stock in June 2005 in connection with our initial public offering. As a result, associated dividend expense, recorded as interest expense on our statements of operations, was lower. In addition, with the proceeds from our initial public offering, we fully repaid the borrowings under our line of credit facility.

Gain on sale of investment. In December 2000, we received stock as payment for servers delivered to a customer. In the third quarter of 2004, we sold this stock, resulting in a one-time gain of approximately $3.0 million.

Provision for income taxes. Provision for income taxes for the year ended December 31, 2005, was $9.9 million compared to $3.0 million for the year ended December 31, 2004. The effective tax rate differs from the statutory income tax rate in the respective periods mainly due to permanent tax differences associated with our accounting for embedded derivatives and preferred stock dividends recorded as interest expense. See discussion of provision for income taxes in “Overview” above.

Stock-based compensation. Stock-based compensation expense decreased $4.2 million to $553,000 for the year ended December 31, 2005 compared to $4.8 million for the year ended December 31, 2004. The decrease was primarily due to a $4.5 million charge associated with the write-off and amortization of stock-based compensation related to payment of deferred compensation agreements to two of our executives and the repayment of promissory notes from the executives issued in connection with the Rackable Purchase. The charge included a one-time variable accounting charge of $4.2 million incurred with the repayment of these executive promissory notes. There was no similar charge in the year ended December 31, 2005. This was offset by a net increase of $263,000 from amortization of deferred stock-based compensation related to employee grants issued after December 31, 2004. Under the intrinsic-value method of accounting for stock-based compensation arrangements for employees, we recognize compensation cost to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant.

Comparison of the Years Ended December 31, 2004 and 2003

Revenue. Revenue increased $56.9 million, or 108%, to $109.7 million for the year ended December 31, 2004 compared to $52.9 million for the year ended December 31, 2003. Revenue growth was a result of the substantial increase in units sold to existing customers, which we believe was attained by increased sales and marketing efforts, and, to a lesser extent, increased average selling prices. Approximately 85.7% of our revenues in 2004 were attributable to sales to customers that had also purchased our products in 2003. For the year ended December 31, 2004, the approximate number of units sold increased to 28,100 compared to 15,500 for the year ended December 31, 2003. The average selling price of units sold also increased 15% to $3,900 in 2004 compared to $3,400 in 2003. The increase in average selling prices was primarily attributable to an increase in configurations based on the AMD 64-bit Opteron platform. Our Opteron configurations typically have greater memory capacity, enabling us to charge higher prices. We did not record any material service revenues for the years ended December 31, 2003 and 2004.

Cost of revenue and gross profit. Cost of revenue increased $47.1 million, or 113%, to $88.8 million in 2004 compared to $41.6 million in 2003. The increase was due primarily to the increase in units sold, increased investment across our manufacturing functions and, to a lesser extent, the increase in unit component costs.

Gross profit increased $9.8 million, or 87%, to $21.0 million for the year ended December 31, 2004 compared to $11.2 million for the year ended December 31, 2003. The increase was primarily attributable to increase in sales of systems. Despite higher average selling prices, gross margin declined to 19.1% in 2004 compared to 21.2% in 2003. The decrease in gross margin was attributable primarily to system pricing pressure associated with competitive market conditions and, to a lesser extent, DRAM cost increases. We often experience competitive pricing pressure from customers with higher volume purchases.

Research and development expense. Research and development expense decreased $125,000, or 14%, to $763,000 in 2004 compared to $888,000 in 2003. The decrease was attributable to fluctuations in research and development costs as a result of new product introduction cycles and was partially offset by increased employee and professional services related costs. Employee related costs and professional services related costs increased $125,000 and $56,000, respectively. As of December 31, 2004, we had seven employees in our research and development department compared to two as of December 31, 2003. In addition, charges due to amortization of deferred stock based compensation related to employee grants was $44,000 in 2004 compared to none in 2003.

Sales and marketing expense. Sales and marketing expense increased $5.8 million, or 117%, to $10.8 million in 2004 compared to $5.0 million in 2003. In 2004, payroll, bonuses and commissions and related fringe benefits increased $4.0 million. As of December 31, 2004, we had 32 employees in our sales and marketing departments compared to 19 employees as of December 31, 2003. Expenses for trade shows, customer evaluation units, use of outside consultants, and market research activities added $496,000 to sales and marketing expenses in 2004. Charges due to amortization of deferred stock based compensation related to employee grants was $155,000 in 2004 compared to $34,000 in 2003. In addition, travel, meals and entertainment expenses increased $254,000, depreciation increased $142,000 and facility related expenses increased $304,000 in 2004 as compared to 2003.

General and administrative expense. General and administrative expense increased $6.0 million, or 119%, to $11.0 million in 2004, compared to $5.0 million in 2003. This increase was primarily a result of a $4.5 million charge associated with the write-off and amortization of stock based compensation as described in “Stock Based Compensation” below, compared to $925,000 in the prior year. The $4.5 million relates primarily to the payment of deferred compensation agreements with two of our executives. On December 2004, we repurchased warrants issued to our founders. This repurchase resulted in a $960,000 charge to our general and administrative expense in 2004 compared to none in 2003. In 2004, our general and administrative expense also increased $630,000 due to a one time payment to Parthenon Capital to terminate its advisory agreement with us. In preparation of our initial public offering, audit and tax related expenses increased by $811,000 in 2004 and was partially offset by a decrease in legal expenses associated with the resolution of patent litigation initiated by us that was settled in 2003. As of December 31, 2004, we had 12 employees in our general and administrative functions as compared to seven employees as of December 31, 2003. As a result of this increase, payroll, bonuses and related fringe benefits increased $219,000 in 2004.

Change in fair value of embedded derivatives. The change in fair value of embedded derivatives expense to operations decreased $100,000, or 0.2%, to $51.3 million in 2004 compared to $51.4 million in 2003. The decrease was the result of the decrease in the carrying value of the embedded derivatives to fair value. See “Accounting for Fair Value of Embedded Derivatives” in “Critical Accounting Policies, Significant Judgments and Estimates” for additional details.

Interest income. Interest income decreased $35,000, or 74%, to $12,000 in 2004 compared to $47,000 in 2003. The decrease was primarily attributable to lower average cash balances on which interest was earned due to higher working capital requirements associated with our growth.

Interest expense. Interest expense increased $1.4 million, or 129%, to $2.5 million in 2004 compared to $1.1 million in 2003. The increase was primarily related to a $2.4 million expense in 2004 compared to a $1.1 million expense in 2003, related to our adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity on July 1, 2003, which requires accretion in the redemption value of our preferred stock to be charged to interest expense. In addition, increased borrowing under our line of credit have increased our interest expense.

Gain on sale of investment. In September 2000, we received stock as payment for servers delivered to a customer. In 2004, we sold this stock, resulting in a one-time gain of approximately $3.0 million.

Provision for income taxes. Provision for income taxes in 2004 was $3.0 million compared to $548,000 in 2003. See discussion of provision for income taxes in “Overview” above.

Stock-based compensation. Stock-based compensation expense increased $3.8 million to $4.8 million in 2004 compared to $969,000 in 2003. The increase was primarily a result of a $4.5 million charge in 2004 associated with the write-off and amortization of stock-based compensation related to payment of deferred compensation agreements to two of our executive officers and the repayment of promissory notes from the executive officers issued in connection with the Rackable Purchase. In addition, approximately $241,000 of the increase in 2004 was due to amortization of deferred stock-based compensation related to employee grants as the deemed fair value of our common stock increased during 2004. Under the intrinsic-value method of accounting for stock-based compensation arrangements for employees, we recognize compensation cost to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. In 2003 we incurred approximately $653,000 of amortization of stock-based compensation that we charged to general and administrative expense related to the founder stock repurchase agreement entered into in connection with our preferred stock financing. There was no charge in 2004 for the amortization of stock-based compensation related to the founder stock repurchase agreement.

Selected Quarterly Consolidated Financial Information

The following tables set forth our unaudited quarterly consolidated statements of operations for each of the eight quarters ended December 31, 2005, as well as this data expressed as a percentage of our revenue for the quarters presented. These tables should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. We have prepared this unaudited information on the same basis as our audited consolidated financial statements. These tables include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any subsequent periods.

	Quarter Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(Unaudited)
	(in thousands, except per share data)
Revenue	$18,067	$34,839	$33,860	$22,977	$30,489	$43,960	$57,418	$83,117
Cost of revenue	14,965	27,756	27,747	18,286	24,562	34,772	43,556	62,439

Gross profit	3,102	7,083	6,113	4,691	5,927	9,188	13,862	20,678

Operating expenses:
Research and development	142	220	168	233	348	497	549	853
Sales and marketing	1,809	2,971	3,194	2,806	2,981	3,698	3,944	4,778
General and administrative	1,090	1,153	5,865	2,954	1,649	1,881	1,992	2,868

Total operating expenses	3,041	4,344	9,227	5,993	4,978	6,076	6,485	8,499

Income (loss) from operations	61	2,739	(3,114)	(1,302)	949	3,112	7,377	12,179
Other income (expense), net	(13,452)	(13,507)	(10,778)	(13,043)	(4,972)	(729)	244	259

Income (loss) before tax	(13,391)	(10,768)	(13,892)	(14,345)	(4,023)	2,383	7,621	12,438
Income tax (provision) benefit	(520)	(421)	(2,092)	39	(333)	(1,200)	(3,251)	(5,124)

Net income (loss)	$(13,911)	$(11,189)	$(15,984)	$(14,306)	$(4,356)	$1,183	$4,370	$7,314

Net income (loss) per share attributable to common stockholders
Basic	$(2.91)	$(2.34)	$(3.33)	$(2.57)	$(0.84)	$0.18	$0.22	$0.36

Diluted	$(2.91)	$(2.34)	$(3.33)	$(2.57)	$(0.84)	$0.07	$0.20	$0.32

Shares used in computing net income (loss) per share attributable to common stockholders
Basic	4,783	4,783	4,796	5,568	5,206	6,434	20,029	20,456

Diluted	4,783	4,783	4,796	5,568	5,206	16,457	22,050	22,678

	Quarter Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(Unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	82.8	79.7	81.9	79.6	80.6	79.1	75.9	75.1

Gross margin	17.2	20.3	18.1	20.4	19.4	20.9	24.1	24.9

Operating expenses:
Research and development	0.8	0.6	0.5	1.0	1.1	1.1	0.9	1.0
Sales and marketing	10.0	8.5	9.4	12.2	9.8	8.4	6.9	5.7
General and administrative	6.0	3.3	17.3	12.9	5.4	4.3	3.5	3.5

Total operating expenses	16.8	12.4	27.2	26.1	16.3	13.8	11.3	10.2

Income (loss) from operations	0.4	7.9	(9.1)	(5.7)	3.1	7.1	12.8	14.7
Other income (expense), net	(74.5)	(38.8)	(31.8)	(56.8)	(16.3)	(1.7)	0.5	0.3

Income (loss) before tax	(74.1)	(30.9)	(40.9)	(62.5)	(13.2)	5.4	13.3	15.0
Income tax (provision) benefit	(2.9)	(1.2)	(6.2)	0.2	(1.1)	(2.7)	(5.7)	(6.2)

Net income (loss)	(77.0)%	(32.1)%	(47.1)%	(62.3)%	(14.3)%	2.7%	7.6%	8.8%

Revenue

Our business and operating results depend upon the capital procurement cycles of our customers. Due to large individual orders relative to our overall revenue, our quarterly revenue can fluctuate greatly from period to period. Over the past several years, we have experienced significant fluctuations in customer orders for our products. Revenues increased by 45% during the fourth quarter of 2005 compared to the third quarter of 2005 and increased by 262% compared to the fourth quarter of 2004. Also, during 2005, revenues increased sequentially by 44%, 31% and 45% during the second, third and fourth quarters, respectively, compared to the immediately preceding quarters. The increase in our revenues in the four quarters of 2005 was primarily the result of purchases by new customers and the purchasing cycles of some of our largest customers. During the second quarter of 2004, revenues increased by 93% compared to the first quarter of 2004 primarily due to large increases in purchases by one of our largest customers. During the third and fourth quarters of 2004, revenues decreased by 3% and 32%, respectively, compared to the immediately preceding quarters. The decreases in revenues during the third and fourth quarters of 2004 were primarily due to the purchasing cycles of our largest customers.

Cost of Revenue and Gross Margin

Cost of revenue can fluctuate greatly from quarter to quarter as a result of our revenue fluctuations. Our fixed costs in cost of revenue have steadily increased over the past two years with the build out of our operational infrastructure. Our gross margins are impacted by quarterly volatility and decrease as revenue decreases due to a smaller revenue base in which to absorb the fixed overhead. Our gross margin can also be affected by volatile price changes for components from our supplier base, particularly for DRAM, for which prices have fluctuated greatly in the past. The decrease in gross margin in the third quarter of 2004 was primarily the result of system pricing pressure associated with competitive market conditions and, to a lesser extent, DRAM cost increases. The increase in gross margin in the third quarter of 2005 was primarily attributable to economies of scale realized from higher production volume.

Research and Development

Research and development expenses increased during the four quarters of 2005 compared to the four quarters of 2004 as we continued to invest in new product development initiatives, such as our DC power and

Scale Out Series products, and increased our research and development headcount and expenses related to materials used in engineering activities.

Sales and Marketing

Sales and marketing expenses fluctuate with revenue trends as our quota carrying salesmen are 100% commission based beyond their recoverable draw period. Sales and marketing expenses generally increased during the four quarters of 2005 compared to the four quarters of 2004 due to increased headcount, higher commission expenses resulting from higher revenue and increased expenses for customer evaluation units.

General and Administrative

Our general and administrative expenses for the third quarter of 2004 increased significantly from the previous quarter primarily due to a one time payment of $630,000 to Parthenon Capital to terminate its advisory agreement with us and a charge of $4.0 million to write-off the remaining unamortized deferred compensation associated with preferred stock issued to two of our executives. In the fourth quarter of 2004, our general and administrative expenses included approximately $960,000 related to the repurchase of warrants issued to our founders and approximately $897,000 related to audit and tax services. During the fourth quarter of 2005, our general and administrative expenses included a $426,000 charge related to interest and estimated collection exposure on sales and use taxes and $237,000 related to year-end bonus payments to members of management.

Liquidity and Capital Resources

Historically, we have required capital principally to fund our working capital needs. We anticipate that our cash and cash equivalents as of December 31, 2005, and available borrowings under our revolving credit facility, will be sufficient to meet our working capital requirements, expansion plans and technology development projects for at least the next 12 months. There was $20 million available for borrowings under the line of credit at December 31, 2005. Presently, the line of credit expires in August 2006, at which time we currently anticipate that we will renew the line of credit. The adequacy of these resources to meet our liquidity needs beyond that period will depend on our growth, operating results and capital expenditures required to meet possible increased demand for our products. If we fail to reduce cash consumed by operations, or generate additional cash from our operations on a timely basis, we may not have the cash resources required to run our business and we may need to access our line of credit or seek additional sources of funds to meet our needs. In June 2005, we completed our initial public offering, and in December 2005, we completed our follow-on public offering. We had $54.2 million in cash, cash equivalents and short-term investments at December 31, 2005, as compared to $17.1 million at December 31, 2004, and $2.3 million at December 31, 2003.

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(4,712)	$877	$(28,384)
Net cash provided by (used in) investing activities	(612)	2,296	(26,817)
Net cash provided by financing activities	980	11,618	67,189

Net increase (decrease) in cash and cash equivalents	(4,344)	14,791	11,988
Cash and cash equivalents—Beginning of period	6,664	2,320	17,111

Cash and cash equivalents—End of period	$2,320	$17,111	$29,099

Operating Activities

Net cash used in operating activities in fiscal 2005 was $28.4 million as compared to $877,000 of net cash generated in fiscal 2004. For the year ended December 31, 2005, cash was used in operating activities to fund net working capital increases in accounts receivable of $40.4 million and in inventories of $30.2 million. The increase in our accounts receivable balance at December 31, 2005 was attributable to higher sales volume during the fourth quarter of 2005 compared to the same period in 2004. The increase in inventory was mainly due to higher beginning backlog and work-in-process at December 31, 2004. The increase in our accounts receivable and inventory balances was partially offset by an increase in accounts payable of $17.4 million and an increase of $12.6 million in deferred revenues relating to sales we deferred at year end due to acceptance provisions and shipments of uncompleted systems. We anticipate that accounts receivable, inventory and accounts payable will continue to increase to the extent our business expands.

Subsequent to the issuance of our press release dated February 2, 2006 announcing our financial position as of December 31, 2005 and our results of operations for the year then ended and prior to the issuance of our audited 2005 consolidated financial statements, we discovered an error in the press release pertaining to the calculation of our current deferred tax assets and income taxes payable. The error solely related to the calculation of deferred tax assets and income taxes payable related to deferred cost of sales as of December 31, 2005. We recorded an adjustment in our 2005 consolidated financial statements of approximately $1.8 million to reduce both the current deferred tax assets and current income taxes payable. The adjustment did not impact working capital or stockholders’ equity as of December 31, 2005 or net income for the year then ended.

In fiscal 2004, net cash generated in operating activities of $877,000 resulted from a net loss of $55.4 million that was offset almost entirely by $51.3 million of non-cash charges pertaining to changes in the fair value of embedded derivatives from our issuance of redeemable preferred stock in December 2002. The redeemable preferred stock was settled with a cash payment of approximately $24.7 million and the issuance of 9,016,000 shares of our common stock at the closing of our initial public offering. Our net loss was also offset by $4.8 million of non-cash charges for amortization of stock based compensation. In addition, for the year ended December 31, 2004, cash was used in operating activities to fund net working capital increases in accounts receivable of $1.3 million and inventory of $9.2 million driven by higher sales during the period, and was offset by an increase in accounts payable of $6.4 million and accrued expenses of $2.3 million resulting from increased purchasing activity. In addition, $3.0 million that was reflected in net income due to the gain on sale of investment was recorded as an adjustment to reconcile net loss to net cash provided by operating activities.

In fiscal 2003, net cash used in operating activities of $4.7 million resulted from a net loss of $52.7 million that was offset almost entirely by $51.4 million of non-cash charges pertaining to changes in the fair value of embedded derivatives. In 2003, our net loss was also offset by $969,000 of non-cash charges for amortization of stock based compensation. In addition, in 2003 cash was used in operating activities to fund net working capital increases in accounts receivable of $6.0 million and inventory of $5.0 million driven by higher sales in 2003, which was offset by an increase in accounts payable of $2.4 million and accrued expenses of $578,000 resulting from increased purchasing activity.

Investing Activities

Cash used by investing activities was $26.8 million for fiscal 2005 compared to cash provided by investing activities of $2.3 million for fiscal 2004. During the year ended December 31, 2005, cash used consisted of purchases of short-term marketable securities of $55.8 million and $1.8 million used for capital expenditures for computer hardware, office equipment and software applications. These were partially offset by sales and net maturities of our short-term marketable securities of $30.9 million.

In 2004, we generated cash from investing activities of $2.3 million, primarily attributable to proceeds of $3.5 million received from the sale of an investment that was offset by capital expenditures of $1.2 million. In 2003, our capital expenditures were $465,000.

In general, we are not a capital intensive company. However, we do expect capital investment to increase moderately in the near future as we invest in our infrastructure and systems, including the implementation of a new financial accounting system, to improve our process controls and procedures in our efforts to become compliant with Sarbanes-Oxley internal control over financial reporting requirements.

Financing Activities

Net cash generated from financing activities in fiscal 2005 was $67.2 million, as compared to $11.6 million in fiscal 2004. In June 2005, we successfully completed our initial public offering, netting $67.8 million after issuance costs. With the net proceeds, we redeemed our mandatorily redeemable preferred stock in the amount of $24.7 million, repaid outstanding borrowings under our credit facility with Silicon Valley Bank in the amount of $14.1 million and repaid $3.0 million of notes payable to related parties. In the same period, we also repurchased $6.0 million of shares from our founders. In December 2005, we completed a follow-on offering from which we received $46.2 million in net proceeds after issuance costs.

In 2004, we generated cash from financing activities of $11.6 million as a result of the $14.1 million draw-down on our line of credit with Silicon Valley Bank that was offset by $2.1 million for the redemption of our Series A preferred stock in October 2004. In 2003, net cash provided by financing activities was $980,000 primarily related to a follow on investment to our preferred stock financing that was completed in February 2003.

We expect to experience growth in our operating expenses for the foreseeable future to execute our business strategy. We intend to fund these activities with our cash reserves, available borrowings under our line of credit and cash generated from operations, if any. This increase in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash resources.

Credit Facility

We entered into a line of credit agreement with Silicon Valley Bank in December 2002, which has been amended on several occasions, most recently in August 2005. The line of credit agreement provides for borrowings not to exceed the lesser of $20 million or the sum of 80% of eligible accounts receivable and loans from the bank in the aggregate principal amount of $10 million, provided that such borrowings shall only be available as long as we maintain profitability in each of the two preceding fiscal quarters, less the amount of all outstanding letters of credit minus the foreign exchange reserve and all amounts utilized for cash management services. The line of credit also includes a tangible net worth covenant that is calculated as follows: $40 million plus 60% of any equity or subordinated debt plus 50% of the net quarterly earnings in the prior quarter beginning with the quarter ended September 30, 2005, to be tested quarterly. At December 31, 2005 and 2004, we were in compliance with these covenants. Borrowings under the line of credit bear interest at the bank’s prime rate per annum, which was 7.25% at December 31, 2005. Borrowings under the line of credit totaled zero at December 31, 2005 and $14.1 million at December 31, 2004 (none at December 31, 2003). At December 31, 2004, we borrowed the maximum amounts allowed under the line of credit to present strong cash balances for purposes of establishing credit with vendors and to demonstrate the liquidity available under the facility for future capital and operating requirements. There were $20 million of available borrowings under the line of credit at December 31, 2005 and there were no available borrowings under the line of credit at December 31, 2004. Presently, the line of credit agreement expires on August 30, 2006, at which time we currently anticipate that we will renew the line of credit.

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at December 31, 2005, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years
Operating leases	$1,829	$520	$1,039	$270
Purchase obligations	155	155	—	—

Total	$1,984	$675	$1,039	$270

In July 2004, we entered into a five-year lease agreement for our corporate headquarters located in Milpitas, CA.

In February 2004, we agreed to purchase 5,000 units of remote management cards from a supplier annually for three years. As of December 31, 2005, we had met all of this commitment for 2005. The approximate remaining commitment for 2006 is $155,000.

From time to time, we will issue blanket purchase orders to our contract manufacturers for the procurement of materials to be used for upcoming orders, particularly for those components that have long lead times. Blanket purchase orders vary in size depending on the projected requirements of the company. If we do not consume these materials on a timely basis or if our relationship with one of our contract manufacturers was to terminate, we could experience an abnormal increase to our inventory carrying amount and related accounts payable.

Other than the obligations, liabilities and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations. We have no off-balance sheet transactions.

We believe that available borrowings under our revolving credit facility, our current cash balance and cash generated from operations, if any, will be sufficient to meet our needs for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Related Party Transactions

Rackable Investment LLC, the entity formed by Parthenon Capital to purchase our preferred stock, until it converted the preferred stock it owned and distributed the resulting shares of our capital stock to its members, which occurred shortly before our initial public offering, owned all of our shares of preferred stock and was a holder of more than 50% of our voting securities. In December 2002, we entered into an advisory agreement with Parthenon Capital, LLC, an affiliate of Parthenon Investors II, the controlling member of Rackable Investments LLC. Under this agreement, we paid (1) $210,000 per year in quarterly installments for advisory services, (2) a $210,000 fee at the closing of the Rackable Purchase for services rendered in structuring the transaction, and (3) a $10,000 funding fee at the closing of the sale of 1,000,000 shares of our preferred stock in February 2003. This agreement was scheduled to terminate in December 2007 with an automatic extension of an additional five years unless terminated by mutual written consent of the parties. In September 2004, we and Parthenon Capital LLC amended the agreement to provide for this advisory agreement to terminate upon the closing of our initial public offering, and we paid a final fee to Parthenon Capital of $630,000.

In December 2002, we received secured promissory notes in the amounts of $516,667 and $283,333 from Thomas K. Barton, our Chief Executive Officer, and Todd R. Ford, our Chief Financial Officer and Executive Vice President of Operations, respectively. The principal amounts, plus interest of 3.31% per year, were due and payable upon the initial filing of the registration statement in connection with our initial public offering. These promissory notes were paid in full, in the amounts of $546,922 and $299,924, respectively, in September 2004. Also, in December 2002, we entered into deferred compensation agreements with Mr. Barton and Mr. Ford. In September 2004, we amended these agreements to provide for the payment of the deferred compensation at the end of September 2004 in the amounts that would have been payable under these agreements if the filing of the registration statement in connection with our initial public offering had occurred after December 23, 2004. These amounts were a 3% increase in the amounts that would otherwise have been paid if the filing had occurred prior to that date.

In September 2004, Rackable Investment LLC elected to convert 1,680,000 shares of our Series A preferred stock into 1,680,000 shares of our Series B preferred stock and 784,000 shares of our common stock in accordance with the terms of the Series A preferred stock. In October 2004, we repurchased the 1,680,000 shares of Series B preferred stock for $1.25 per share, the same price as we would have been obligated to redeem these shares at the closing of our initial public offering had the offering occurred on that date. This repurchase enabled, among other things, Rackable Investment LLC to make a distribution to Messrs. Barton and Ford to assist them in paying tax withholding payments to us in connection with the termination of their deferred compensation arrangements with us in October 2004.

On December 31, 2004, we repurchased a warrant issuance obligation by entering into a promissory note arrangement with each of the former stockholders of Old Rackable (of which approximately 96% was allocated, collectively, to our founders, who at the time were our Chief Technology Officer and a director, our Chief Procurement Officer, and our Vice President of Information Systems) for an aggregate principal amount of $3.0 million. These promissory notes became due and were paid with respect to $1.5 million of the principal amount of these promissory notes on the closing of our initial public offering, and the remainder, including accrued interest at the rate of 2.48%, was repaid in August 2005.

In February 2005, we purchased from our three founders an aggregate of 816,083 shares of our common stock at a purchase price of $7.35 per share, for an aggregate purchase price of $6.0 million.

In February 2005, we entered into an agreement with Rackable Investment LLC, in which Rackable Investment LLC gave up its right to take cash in lieu of common stock upon redemption of the Series A preferred stock held by it. In consideration for this we agreed (1) not to take a number of corporate actions without their consent, including establishing a number of the terms of and consummating our initial public offering, (2) to amend the registration rights agreement to provide Rackable Investment LLC and other entities designated as holders of “registrable securities” with additional registration rights in the event of another offering, and (3) to amend the voting agreement with Rackable Investment LLC and our founders to clarify and enhance its rights under that agreement.

In September 2005, we amended certain of the Option Agreements and Employment Agreements with Thomas Barton and Todd Ford. Pursuant to such amendments, certain restrictions on shares owned by each of Mr. Barton and Mr. Ford, such as the restriction that written board consent must be obtained prior to transferring or selling certain shares, were terminated, the severance payment and acceleration benefits provided to Mr. Barton or Mr. Ford upon termination without cause or resignation for good reason was increased from six to 12 months and the annual bonuses were deemed payable quarterly. In addition, our Compensation Committee approved new annual salaries for Mr. Barton and Mr. Ford of $340,000 and $260,500, respectively, and target annual bonuses of $175,000 and $100,000, respectively.

In November 2005, we amended the employment agreement with Giovanni Coglitore, our Chief Technology Officer and a former director, to increase Mr. Coglitore’s annual base salary from $150,000 to $200,000, and to provide that he will be eligible for an annual bonus of up to $100,000, effective January 1, 2006. In addition, this amendment increased his severance payments upon termination other than for cause or resignation for good reason from three months base salary to 12 months base salary, and extended medical benefits from six months to 12 months, in each case if the termination of employment occurs after May 15, 2006.

Please see “Item 13—Certain Relationships and Related Party Transactions” and “Item 7—Executive Compensation” later in this Annual Report on Form 10-K for a more detailed discussion of these and other related party transactions.

Recently Adopted Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations. Financial instruments within the scope of SFAS No. 150 shall be initially measured at fair value and subsequently revalued with changes in value being reflected in interest cost. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. Upon adoption of SFAS No. 150 on July 1, 2003, we reclassified the value of the Series A convertible preferred stock, including cumulative accretion to redemption value, from mezzanine debt to long-term liabilities.

In November 2004, SFAS No. 151, Inventory Costs, was issued. This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the effect the adoption of this interpretation will have on our financial position, cash flows and results of operations.

In December 2004, the FASB issued SFAS No. 153 (“SFAS No. 153”), Exchanges of Non-monetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29 (“APB 29”), Accounting for Non-monetary Transactions. The guidance in APB 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively. The adoption of SFAS No. 153 had no effect on our financial position, results of operations, or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 (“APB 25”) to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The pro forma effects on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed in Note 2, “Stock-Based Compensation.” Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects.

SFAS No. 123R will be effective for our fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that is outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. We estimate that the stock-based compensation charge for the first quarter of 2006, related to the adoption of SFAS No. 123R, will total approximately $2.0 million, net of taxes. We are in the process of evaluating the approximate impact of SFAS No. 123R for the remainder of fiscal 2006. The actual effects of adopting SFAS No. 123R will depend on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the interaction between SFAS No. 123R, and certain SEC rules and regulations. SAB 107 provides guidance that may simplify some of SFAS No. 123R’s implementation challenges.

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this interpretation had no impact on our financial position, cash flows and results of operations.

In June 2005, the FASB ratified the EITF Issue No. 05-06 Determining the Amortization Period for Leasehold Improvements (“EITF 05-06”). EITF 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (1) the useful life of the assets or (2) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. We do not believe the adoption of EITF 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates. We had $14.1 million of indebtedness under our credit facility as of December 31, 2004 and no indebtedness under our credit facility as of December 31, 2005. The annual interest rate on our credit facility is the prime rate, which was 7.25% at December 31, 2005. An immediate 10% increase in the prime rate would not have a material effect on our interest expense. If and when we do enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales or have material purchase obligations outside of the United States and therefore do not generally have exposure to foreign currency exchange risks.

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2005, our cash equivalents consisted of money market funds in the amount of $29.1 million, and our short-term investments consisted of $25.1 million of debt securities with effective maturities of three months and less. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio or hold it to maturity, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. As of December 31, 2005, we had minimal exposure on value added tax receivables denominated in the Euro.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Rackable Systems, Inc.

We have audited the accompanying consolidated balance sheets of Rackable Systems, Inc. and its subsidiary as of December 31, 2004 and 2005, and the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rackable Systems, Inc. and its subsidiary as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

San Jose, California

February 20, 2006

RACKABLE SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,111	$29,099
Short-term investments	—	25,065
Accounts receivable, net of allowance for doubtful accounts of $17 and $152 at December 31, 2005 and 2004, respectively	9,344	49,700
Inventories	15,436	40,649
Deferred income taxes	1,660	6,504
Deferred cost of sales	—	8,665
Prepaids and other current assets	136	4,111

Total current assets	43,687	163,793

PROPERTY AND EQUIPMENT—Net	1,412	2,588
INTANGIBLE ASSETS—Net	10,753	9,421
OTHER ASSETS	457	240

TOTAL	$56,309	$176,042

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$10,821	$28,226
Accrued expenses	3,269	7,434
Sales tax payable	266	857
Income taxes payable	1,368	3,179
Deferred revenue	182	11,771
Borrowings under line of credit	14,061	—
Current portion of notes payable to related parties (Note 12)	1,500	—

Total current liabilities	31,467	51,467
NOTES PAYABLE TO RELATED PARTIES—Net of current portion (Note 12)	1,500	—
DEFERRED INCOME TAXES	753	304
DEFERRED RENT	54	28
DEFERRED REVENUE	—	978
MANDATORILY REDEEMABLE PREFERRED STOCK: Series A: $0.001 par value, 23,320,000 and no shares authorized and, 19,320,000 and no shares issued, and outstanding at December 31, 2004 and 2005, respectively; liquidation preference of $24,150 and $0 at December 31, 2004 and 2005, respectively; cumulative accretion of $9,147 and $0 at December 31, 2004 and 2005, respectively	23,651	—
EMBEDDED DERIVATIVES IN PREFERRED STOCK (Notes 15 and 23)	103,639	—

Total liabilities	161,064	52,777
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY (DEFICIT):
Undesignated preferred stock, $0.001 par value: 0 and 12,000,000 shares authorized; no shares issued and outstanding at December 31, 2004 and 2005, respectively
Common stock, $0.001 par value: 28,500,000 and 120,000,000 shares authorized; 5,570,462 and 23,040,449 shares issued and outstanding at December 31, 2004 and 2005, respectively	6	23
Additional paid-in capital	12,811	231,972
Deferred stock-based compensation	(2,134)	(1,805)
Accumulated other comprehensive income	—	1
Accumulated deficit	(115,438)	(106,926)

Total stockholders’ equity (deficit)	(104,755)	123,265

TOTAL	$56,309	$176,042

See notes to consolidated financial statements.

RACKABLE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Year Ended December 31,
	2003	2004	2005
REVENUE	$52,880	$109,743	$214,985
COST OF REVENUE (a)	41,649	88,754	165,329

GROSS PROFIT	11,231	20,989	49,656

OPERATING EXPENSES:
Research and development (a)	888	763	2,247
Sales and marketing (a)	4,977	10,780	15,402
General and administrative (a)	5,056	11,062	8,390

Total operating expenses	10,921	22,605	26,039

INCOME (LOSS) FROM OPERATIONS	310	(1,616)	23,617
OTHER INCOME (EXPENSE)—Net:
Change in fair value of embedded derivatives in preferred stock (Note 15)	(51,388)	(51,267)	(4,192)
Interest income	47	12	509
Interest expense	(1,088)	(2,493)	(1,537)
Gain on sale of investment (Note 7)	—	2,968	—
Other income (expense)—net	3	—	23

Total other income (expense)—net	(52,426)	(50,780)	(5,197)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(52,116)	(52,396)	18,420
INCOME TAX PROVISION	(548)	(2,994)	(9,908)

NET INCOME (LOSS)	(52,664)	(55,390)	8,512
ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK (Note 14)	(1,447)	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(54,111)	$(55,390)	$8,512

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE
Basic	$(16.64)	$(11.43)	$0.86

Diluted	$(16.64)	$(11.43)	$0.47

SHARES USED IN NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE
Basic	3,250,654	4,847,680	9,946,791

Diluted	3,250,654	4,847,680	18,040,017

(a) Includes charges for stock-based compensation:
Cost of revenue	$10	$74	$91
Research and development	—	44	70
Sales and marketing	34	155	261
General and administrative	925	4,505	131

Total	$969	$4,778	$553

See notes to consolidated financial statements.

RACKABLE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2002	4,783,330	$5	$2,004	$(653)	$—	$(5,937)	$(4,581)
Accretion of mandatorily redeemable preferred stock to face value (Note 14)	—	—	—	—	—	(422)	(422)
Accretion of mandatorily redeemable preferred stock to redemption value for accumulated dividends	—	—	—	—	—	(1,025)	(1,025)
Amortization of deferred stock-based compensation in connection with compensatory common stock issued to founders (Note 3)	—	—	—	653	—	—	653
Deferred stock-based compensation related to stock options granted to employees	—	—	669	(669)	—	—	—
Amortization of deferred stock-based compensation—net of cancellations	—	—	—	48	—	—	48
Reversal of deferred stock-based compensation related to cancellation of stock options	—	—	(146)	146	—	—	—
Net loss	—	—	—	—	—	(52,664)	(52,664)

BALANCE—December 31, 2003	4,783,330	5	2,527	(475)	—	(60,048)	(57,991)
Deferred stock-based compensation related to stock options granted to employees	—	—	2,070	(2,070)	—	—	—
Amortization of deferred stock-based compensation—net of cancellations	—	—	—	289	—	—	289
Reversal of deferred stock-based compensation related to cancellation of stock options	—	—	(122)	122	—	—	—
Issuance of common stock in exchange for services received	1,666	—	18	—	—	—	18
Exercise of stock options	1,466	—	1	—	—	—	1
Issuance of common stock in connection with conversion of Series A preferred stock (Note 14)	784,000	1	8,317	—	—	—	8,318
Net loss	—	—	—	—	—	(55,390)	(55,390)

BALANCE—December 31, 2004	5,570,462	$6	$12,811	$(2,134)	—	$(115,438)	$(104,755)

RACKABLE SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE—December 31, 2004	5,570,462	$6	$12,811	$(2,134)	—	$(115,438)	$(104,755)
Reclassification of embedded derivatives in preferred stock (Note 15)	—	—	107,831	—	—	—	107,831
Deferred stock-based compensation related to stock options granted to employees	—	—	433	(433)	—	—	—
Amortization of deferred stock-based compensation—net of cancellations	—	—	—	553	—	—	553
Reversal of deferred stock-based compensation related to cancellation of stock options	—	—	(209)	209	—	—	—
Issuance of common stock upon exercise of stock options	412,738	—	373	—	—	—	373
Income tax benefit relating to stock option exercises	—	—	3,028	—	—	—	3,028
Issuance of common stock in connection with initial public offering net of issuance costs of $2,311	6,250,000	6	67,433	—	—	—	67,439
Issuance of common stock in connection with a follow on public offering net of issuance costs of $697	2,600,000	3	46,230	—	—	—	46,233
Conversion of Series A preferred stock into common stock	9,016,000	9	(9)	—	—	—	—
Issuance of common stock as payment for accrued liabilities	7,332	—	50	—	—	—	50
Repurchase of common stock from founders (Note 23)	(816,083)	(1)	(5,999)	—	—	—	(6,000)
Unrealized gain on short-term investments	—	—	—	—	1	—	1
Net income	—	—	—	—		8,512	8,512

Total comprehensive income	—	—	—	—	—	—	8,513

BALANCE—December 31, 2005	23,040,449	$23	$231,972	$(1,805)	$1	$(106,926)	$123,265

See notes to consolidated financial statements.

RACKABLE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(52,664)	$(55,390)	$8,512
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,831	1,901	3,926
Non cash compensation expense in connection with repurchase of warrants from founders	—	960	—
Non cash consulting expense	—	68	—
Gain on sale of investment (Note 7)	—	(2,968)	—
Loss on disposal of property and equipment	—	—	2
Accrued interest income	—	—	(206)
Inventory write-down	451	212	3,124
Provision for doubtful accounts receivable	30	161	61
Deferred income taxes	(1,084)	(959)	(5,293)
Accretion for preferred stock dividends recorded as interest expense	1,088	2,388	1,087
Amortization of deferred stock-based compensation	48	289	553
Amortization of deferred compensation in connection with common stock issued to founders	653	—	—
Amortization of deferred compensation on preferred stock	268	4,488	—
Changes in fair value of embedded derivatives in preferred stock	51,388	51,267	4,192
Changes in operating assets and liabilities:
Accounts receivable	(6,020)	(1,339)	(40,417)
Inventories	(5,037)	(9,175)	(30,150)
Prepaid expenses and other assets	(59)	26	(2,949)
Accounts payable	2,367	6,385	17,372
Sales tax payable	214	(51)	591
Accrued expenses	578	2,319	2,470
Income taxes payable	1,231	136	4,839
Deferred cost of sales	—	—	(8,665)
Deferred revenue	5	159	12,567

Net cash provided by (used in) operating activities	(4,712)	877	(28,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment	—	3,527	—
Purchases of property and equipment	(465)	(1,164)	(1,801)
Expenditures for intangibles	(147)	(67)	(158)
Purchases of marketable securities	—	—	(55,765)
Proceeds from sales and maturities of marketable securities	—	—	30,907

Net cash provided by (used in) investing activities	(612)	2,296	(26,817)

RACKABLE SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year ended December 31,
	2003	2004	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under line of credit, net	$—	$14,061	$(14,061)
Repayment of capital lease obligation	(10)	—	—
Cost incurred in connection with public offering	—	(341)	—
Repurchase of common stock from founders	—	—	(6,000)
Repayment of notes payable to related parties	—	—	(3,000)
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	—	67,780
Proceeds from issuance of common stock upon follow on offering, net of issuance costs	—	—	46,835
Proceeds from issuance of common stock upon exercise of stock options	—	1	373
Collection of notes and accrued interest receivable from executives	—	847	—
Payment of deferred compensation	—	(850)	—
Redemption of mandatorily redeemable preferred stock	—	(2,100)	(24,738)
Proceeds from issuance of mandatorily redeemable preferred stock—net of issuance costs	990	—	—

Net cash provided by financing activities	980	11,618	67,189

Net increase (decrease) in cash and cash equivalents	(4,344)	14,791	11,988
CASH AND CASH EQUIVALENTS—Beginning of year	6,664	2,320	17,111

CASH AND CASH EQUIVALENTS—End of year	$2,320	$17,111	$29,099

NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of embedded derivatives in preferred stock to additional paid-in capital (Note 15)	$—	$—	$107,831

Issuance of common stock as payment for accrued liabilities	$—	$—	$50

Increase in fair value of preferred stock associated with deferred compensation	$2,259	$1,694	$—

Bifurcation of fair value of embedded put and call option derivatives	$412	$3,789	$—

Income tax benefit related to stock option exercises	$—	$—	$3,028

Deferred compensation related to stock option grants, net of cancellations	$523	$1,948	$224

Accrued stock issuance costs	$—	$—	$602

Reclassification of stock issuance costs from other assets to stockholders’ equity	$—	$—	$341

Repurchase of warrants from founders in exchange for notes payable	$—	$3,000	$—

Unrealized gain on investments	$—	$—	$1

Issuance of common stock in connection with conversion of mandatorily redeemable preferred stock	$—	$8,318	$9

Accretion of mandatorily redeemable convertible preferred stock	$1,447	$—	$—

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$401	$3,817	$10,840

Cash paid for interest	$1	$105	$450

See notes to consolidated financial statements.

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND FORMATION OF THE COMPANY

Rackable Systems, Inc. (“Old Rackable”) was formed on October 20, 1999 as a California limited liability company (“LLC”). On December 1, 2000, the net assets of the LLC were transferred to a newly formed Delaware corporation and common stock was issued to Old Rackable’s founders in the exchange. Old Rackable elected a tax status as an S Corporation on December 1, 2000.

On December 23, 2002, Old Rackable entered into an asset acquisition agreement, and sold substantially all its assets and liabilities to a newly formed company which assumed the same name of Rackable Systems, Inc. (“Rackable Systems”) after the acquisition. The transaction was accounted for under the purchase accounting method (see Note 3). Rackable Systems was incorporated in the state of Delaware as a corporation on December 10, 2002 and was controlled by Rackable LLC, of which Parthenon Capital and its affiliates are the controlling member, through the date of Rackable Systems’ initial public offering in June 2005. Rackable Systems and Old Rackable are collectively referred to as the “Company.”

In September 2005, Rackable Systems formed Rackable Systems, Limited, a wholly owned subsidiary, in Ireland. Rackable System’s consolidated financial statements reflect the operations of Rackable Systems, Inc. and its wholly owned subsidiary. All significant intercompany transactions and balances were eliminated in consolidation.

The principal business of the Company is the design, manufacture and implementation of highly scalable compute servers and high-capacity storage systems, which are sold to customers such as large Internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas exploration, and biotechnology and pharmaceuticals.

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

Fiscal Year—Rackable Systems has a 52-week fiscal year ending on the Saturday nearest to December 31, with 13 week quarters ending on the last Saturday of the period. To simplify the presentation, fiscal 2003 and 2004 are shown as ending on December 31, 2003 and 2004, although the fiscal years actually ended on January 3, 2004, and January 1, 2005, respectively. Fiscal 2005 ended on December 31, 2005.

Foreign Currency Transactions—The U.S. dollar is the functional currency for the Company’s foreign subsidiary. Substantially all of the sales of the Company’s foreign subsidiary are made in U.S. dollars. In addition, a substantial portion of the foreign subsidiary’s costs are incurred in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiary operates, monetary accounts maintained in currencies other than the U.S. dollar (principally prepaids and liabilities) are remeasured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

Cash, Cash Equivalents and Short-Term Investments—The Company considers all highly liquid instruments with no future maturity date to be cash equivalents. Short-term investments consist of investments in

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

marketable debt securities, primarily Federal Agency Notes, and municipal bonds. At December 31, 2005, all of the Company’s marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). There were no short-term investments at December 31, 2004. Short-term investments consisted of the following at December 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal bonds	$12,096	$—	$—	$12,096
Federal Agency Notes	12,968	1	—	12,969

Total	$25,064	$1	$—	$25,065

Inventories—Inventories, consisting primarily of server chasses, hard drives, microprocessors, memory chips, cooling fans and other equipment used in the manufacture of networking servers, are stated at the lower of first-in, first-out cost or market. Cost components include materials, labor and manufacturing overhead costs.

Consideration is given to obsolescence, excessive levels based on estimated future demand, deterioration and other factors in evaluating net realizable value. Inventory write-downs totaled $451,000, $212,000, and $3,124,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Evaluation units, which are provided to prospective customers on a trial basis, are amortized to selling and marketing expense on a straight-line basis over an estimate life of twelve months, given that the evaluation units are generally never sold. In the event that an evaluation unit is sold, the remaining carrying amount of the unit at the date of sale is charged to cost of sales. Total amortization expense associated with evaluation units was approximately $482,000, $783,000 and $1.8 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Property and Equipment—Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (generally three to seven years). Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term.

Intangible Assets—Intangible assets are comprised of patents, tradename, customer list, and customer backlog acquired in connection with the acquisition of Old Rackable in December 2002, and also include legal fees capitalized for pending patents that the Company plans to pursue for the design of its main products.

Patents and customer list are amortized on a straight-line basis through a charge to general and administrative expense over an estimated useful life of five years. The tradename is not amortized as management determined that the life of the intangible asset is indefinite.

Goodwill and Tradename—In connection with the asset purchase from Old Rackable in December 2002, the Company recorded approximately $781,000 of goodwill, resulting from the excess of the consideration paid over the fair value of assets and liabilities assumed and $3,487,000 as the fair value of the tradename acquired (see Note 3). In addition, in December 2004, the Company repurchased a warrant that was issued to Old Rackable in December 2002 and entered into a promissory note arrangement with each of the former stockholders of Old Rackable, which resulted in an additional $2,040,000 in goodwill (see Note 12). In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize goodwill or tradename, but performs periodic reviews for impairment. No impairments were recorded for all periods presented.

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets—The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company evaluates its long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. No impairment of long-lived assets has been recorded in the accompanying financial statements.

Revenue Recognition—The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”). Under the provisions of SAB No. 104, the Company recognizes revenues from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally, this occurs at the time of shipment when risk of loss and title has passed to the customer. The Company’s standard arrangement with its customers includes a signed purchase order or contract, freight-on-board shipping point, 30-day payment terms, no right of return on delivered products and no customer acceptance provisions.

Probability of collection is assessed on a customer-by-customer basis. Customers are subjected to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon the review process, revenue is deferred until cash receipt. The Company does not allow for price-protection rights with any of its resellers or distributors. The Company maintains a separate allowance for doubtful accounts for estimated losses based on management’s assessment of the collectability of specific customer accounts and the aging of accounts receivable. Management analyzes accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of the Company’s customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Service revenue includes hardware maintenance, installation, training and consulting. Pursuant to SAB No. 104, the Company recognizes revenue from the sale of its products prior to completion of these services, as the Company’s product sales are not dependent on these services to be functional. Revenue from hardware maintenance contracts, which are sold and invoiced separately, is recognized ratably over the contract term, generally one to three years.

In situations where the Company sells its products along with other services, such as installation, training and consulting, it applies the provisions of EITF Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables, and records revenue for the fair value of such services, based on the price charged when sold separately, over the periods in which the services are performed. Installation services are typically requested by the Company’s new customers who have a limited history with their products. Installation and related services are usually performed within one day after product delivery. Service revenues for the years ended December 31, 2003, 2004 and 2005, were approximately $24,000, $124,000 and $1.3 million, respectively.

On occasion, at the request of a customer that has informed the Company that a product is defective, the Company will ship a replacement product to that customer prior to the customer returning the defective product for repair. This enables the customer to use the replacement product until the defective product is repaired and

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

returned to the customer. Generally, the Company does not charge for this service unless the customer fails to return the defective product, in which case the customer is billed for the replacement product and revenue is recognized at that time.

Estimated sales returns and warranty costs, based on historical experience, changes in customer demand, and other factors, are recorded at the time product revenue is recognized in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists and SFAS No. 5, Accounting for Contingencies, respectively.

Deferred revenue is recorded when payments are received or receivables for amounts currently due from customers are recorded prior to the Company’s completion of the related performance obligations or customer acceptance and recognized upon completion of those performance and acceptance criteria.

Product Warranty—The Company’s warranty period for its products is generally one to three years. The Company accrues for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon the Company’s historical experience and is included in accrued expenses and cost of revenue. The amounts charged and accrued against the warranty reserve are as follows (in thousands):

	Year ended December 31,
	2003	2004	2005
Balance—beginning of year	$46	$79	$550
Current year accrual	508	989	1,198
Warranty expenditures charged to accrual	(475)	(518)	(1,022)

Balance—end of year	$79	$550	$726

Advertising and Sales Promotion Costs—Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees, and other direct production costs. Advertising and sales promotion costs totaled approximately $52,000, $8,000 and $75,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Research and Development Costs—Research and development costs are expensed as incurred.

Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive loss is equal to net loss for 2003 and 2004. Comprehensive income for 2005 is reflected in the accompanying Consolidated Statements of Stockholders’ Equity (Deficit).

Stock Based Compensation—The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148. Under APB 25, when the exercise price of the Company’s employee and director stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

SFAS No. 123 requires that stock option information be disclosed as if the Company had accounted for its employee stock awards granted under the fair value method of SFAS No. 123. The fair value of these awards was

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated at the date of grant using the Black-Scholes option pricing model, and was amortized using the multiple option approach over the options vesting period, with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2004	2005
Dividend yield	—%	—%	—%
Risk-free interest rate	3.02%	3.57%	4.14%
Volatility	100%	100%	82%
Weighted average expected life (in years)	5.00	5.00	4.11
Weighted average fair value of stock option grants	$1.76	$7.44	$8.82

Employees Stock Purchase Plan (Effective in June 2005):

Rackable Systems adopted the 2005 Employee Stock Purchase Plan (the “2005 ESPP”) in April 2005. The 2005 ESPP became effective in June 2005. The fair value of the stock award (calculated at the subscription date) was $5.36 per share using the following weighted average assumptions: 0% dividend yield, risk free interest of 3.49%, 63% volatility and an average expected life of 1.41 years.

The following table summarizes relevant information as to reported results, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2004	2005
Net income (loss) attributable to common stockholders	$(54,111)	$(55,390)	$8,512
Add employee stock-based compensation as reported	48	289	553
Deduct stock-based compensation determined under the fair value based method for all awards—net of tax	(318)	(1,067)	(3,394)

Pro forma net income (loss) attributable to common stockholders	$(54,381)	$(56,168)	$5,671

Basic net income (loss) per share—as reported	$(16.64)	$(11.43)	$0.86

Diluted net income (loss) per share—as reported	$(16.64)	$(11.43)	$0.47

Basic net income (loss) per share—pro forma	$(16.73)	$(11.59)	$0.57

Diluted net income (loss) per share—pro forma	$(16.73)	$(11.59)	$0.31

Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS No. 123, at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to nonemployees is remeasured as the underlying options vest.

Income Taxes—Rackable Systems accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable from one customer accounted for 29% of total accounts receivable at December 31, 2004. Accounts receivable from three customers accounted for 46%, 23% and 14% of total accounts receivable at December 31, 2005.

Revenue from customers representing 10% or more of total revenue was as follows:

	Year ended December 31,
	2003	2004	2005
Customer A	40%	23%	22%
Customer B	1%	36%	14%
Customer C	—	—	24%

Fair Value of Financial Instruments—The fair values of cash and cash equivalents reported in the accompanying balance sheets approximate their carrying value. The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133 and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 138”). SFAS Nos. 133 and 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. These standards require that the Company record derivatives at their fair values on the balance sheet. At December 31, 2004, the Company had two nonhedged derivatives embedded in its Series A mandatorily redeemable preferred stock (none at December 31, 2005)(see Note 15). Changes in the fair value of these embedded derivatives are recognized in the Consolidated Statements of Operations.

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and the redemption of preferred stock, are included in diluted net income per share to the extent such shares are dilutive. Diluted net loss per share was the same as basic net loss per share for all periods presented, since the effect of any potentially dilutive securities is anti-dilutive.

Recently Issued Accounting Standards—In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations. Financial instruments within the scope of SFAS No. 150 shall be initially measured at fair value and subsequently revalued with changes in value being reflected in interest cost. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. Upon the adoption of SFAS No. 150 on July 1, 2003, the Company reclassified the carrying amount of the Series A mandatorily redeemable preferred stock, including cumulative accretion to redemption value, from mezzanine debt to long-term liabilities. Accretion to redemption value subsequent to the adoption of SFAS No. 150 has been recorded to interest expense in the accompanying Consolidated Statements of Operations.

In November 2004, SFAS No. 151, Inventory Costs, was issued. This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In December 2004, the FASB issued SFAS No. 153 (“SFAS No. 153”), Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 (“APB 29”), Accounting for Non-monetary Transactions. The guidance in APB 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively. The adoption of SFAS No. 153 had no material effect on the Company’s financial position, results of operations, or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The pro forma effects on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of original SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are disclosed in Note 3, “Stock-Based Compensation.” Although such pro forma effects of applying the original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects.

SFAS No. 123R will be effective for the Company’s fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that is outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. The Company is in the process of evaluating the impact of the adoption of SFAS No. 123R on its financial statements. Management estimates that the stock-based compensation charge for the first quarter of 2006, related to the adoption of SFAS No. 123R, will total approximately of $2.0 million, net of taxes. The Company is in the process of evaluating the approximate impact of SFAS No. 123R for the remainder of fiscal 2006. The actual effects of adopting SFAS No. 123R will depend on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period.

On March 29, 2005, the SEC issued Staff Accounting Bulletin SAB No. 107 (“SAB 107”), which provides guidance on the interaction between SFAS No. 123R, and certain SEC rules and regulations. SAB 107 provides guidance that may simplify some of SFAS No. 123R’s implementation challenges.

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2005, the FASB ratified the Emerging Issues Task Force Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (“EITF 05-06”). EITF 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (1) the useful life of the assets or (2) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The Company does not believe the adoption of EITF 05-06 will have a material effect on its consolidated financial position, results of operations or cash flows.

3. ASSET PURCHASE

At the close of business on December 22, 2002, the Company acquired substantially all of the assets and liabilities of Old Rackable in a transaction accounted for using the purchase method of accounting. Rackable Systems acquired Old Rackable to enter the market for high-density compute servers and high-capacity storage systems. The purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values, as follows (in thousands):

Cash	$437
Other current assets	4,400
Equipment	151
Investment	559
Other noncurrent assets	79
Goodwill	781
Intangible assets:
Patents	4,392
Tradename	3,487
Customer list	2,791
Customer backlog	156
Deferred tax liability	(1,442)
Other assumed liabilities	(2,451)

Total purchase consideration	$13,340

The determination of the estimated fair value of the intangible assets acquired required management to make significant estimates and assumptions, including, but not limited to: future expected cash flows from customer backlog and existing customers, acquired patents, the tradename and the market position of the acquired products and assumptions about the period of time the tradename will continue to be used in Rackable Systems’ product portfolio.

Total consideration of approximately $13,340,000 was comprised of $12,000,000 in cash, plus 3,250,648 shares of common stock with an estimated fair value of approximately $1,340,000, net of 1,532,682 shares subject to repurchase (see further discussion below). As part of the asset purchase arrangement, Rackable Systems entered into a warrant agreement with Old Rackable, whereby Rackable Systems would issue up to four

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrants to Old Rackable, for each of four graduated investment target levels realized, as defined, by the principal investor in the preferred stock of the Company subsequent to the acquisition. The number of common shares represented by each warrant ranged from .5% to 1.75% of the Company’s outstanding common stock on a fully-diluted, as-converted basis, as of the closing date of the acquisition, up to an aggregate of 4.25% depending on the investment target levels achieved. The exercise price for each warrant was to be set at the date the investment targets were achieved. No value was ascribed to the warrants at the date of the acquisition given the uncertainty as to whether the investment targets could be achieved and the absence of an exercise price until the targets were achieved. In December 2004, the warrants were repurchased by the Company in exchange for a note payable in the principal amount of $3,000,000, of which approximately $2,040,000 was recorded as goodwill and the remaining $960,000 recorded to general and administrative expense in the quarter ended December 31, 2004 (see Note 12).

Under the terms of the asset purchase agreement, the Company had the right to repurchase up to 33% of the aggregate common stock issuable to the founders of Old Rackable, including shares to be issued under warrant arrangements, subject to their continuous employment for the period of one year from the purchase transaction date. Under the provisions of EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the Company has accounted for the portion of the issued common stock subject to repurchase, totaling 1,532,682 shares, as a deferred compensation charge in the amount of approximately $669,000 (based on the aggregate fair value of the common shares at the acquisition date), to be expensed over the required one year service period. Such compensation expense, which was recorded to general and administrative expense, totaled approximately $16,000 for the period from December 23, 2002 to December 31, 2002, and $653,000 for the year ended December 31, 2003.

The tax basis of the intangible assets acquired totaled approximately $7,200,000, to be amortized on a straight-line basis over 15 years.

4. DEFERRED REVENUE AND DEFERRED COST OF GOODS SOLD

Rackable Systems accounts for its revenues under the provisions of SAB No. 104. Under the provisions of SAB No. 104, revenue is recorded at the later of the time of shipment when title and risk of loss passes to the customer or when customer acceptance periods expire, generally within 15 days of receipt by the customer. At December 31, 2005, Rackable Systems had deferred revenue and related deferred product costs of $5.3 million and $4.5 million, respectively, related to shipments to customers pending acceptances. Rackable Systems also deferred $5.4 million relating to a sale to a customer for systems shipped uncompleted, at the request of the customer, as of December 31, 2005. Management anticipates that the systems will be completed in the first quarter of 2006, at which time the revenue will be recognized. Deferred cost of sales for the uncompleted shipments was approximately $4.2 million as of December 31, 2005 and are included in current assets. The remaining deferred revenue of $2.1 million at December 31, 2005 and $182,000 at December 31, 2004 pertained to revenue from extended warranty arrangements that is recognized ratably over the warranty period and professional support services which had not been completed as of the balance sheet dates.

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2004	2005
Finished goods	$867	$3,980
Evaluation units, net	776	828
Work in process	2,243	8,111
Raw materials	12,331	31,635
Reserves	(781)	(3,905)

Total inventories	$15,436	$40,649

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2005
Leasehold improvements	$349	$415
Manufacturing equipment	329	506
Furniture and fixtures	291	310
Computer equipment	873	1,754
Construction in progress	—	572
Vehicles	14	98

	1,856	3,655
Less accumulated depreciation and amortization	(444)	(1,067)

Property and equipment, net	$1,412	$2,588

Depreciation and amortization of property and equipment for the years ended December 31, 2003, 2004 and 2005 was $103,000, $355,000 and $631,000, respectively.

7. INVESTMENT

In November 2000, Old Rackable received 42,688 shares of Series C preferred stock in Google, Inc. (as adjusted for stock-splits) valued at $99,997 in exchange for accounts receivable from the customer. Old Rackable accounted for such investment under the cost method.

In connection with the acquisition of Old Rackable (see Note 3), management estimated the investment in Google, Inc. to have a fair market value of approximately $559,000 at December 22, 2002. The carrying amount of the investment was increased to this amount at the acquisition date in connection with the allocation of the purchase consideration for the acquisition. In determining the estimated fair market value, management used the weighted average reassessed value per share of Google’s common stock for the first quarter of 2003, as disclosed in Google’s registration statement filed with the Securities and Exchange Commission in 2004. The adjusted carrying amount of the investment continued to be accounted for under the cost method.

In August 2004, the Company sold all of the Google shares and received net proceeds of approximately $3,527,000. A realized gain on the sale of the Google shares of approximately $2,968,000 is included in other income (expense) for the year ended December 31, 2004.

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	December 31,
	2004	2005
Intangible assets subject to amortization:
Patents	$4,606	$4,738
Customer list	2,791	2,791
Customer backlog	156	156
Other	—	25

	7,553	7,710
Accumulated amortization	(3,108)	(4,597)

Amortized intangible assets, net	4,445	3,113

Intangible assets not subject to amortization:
Goodwill	2,821	2,821
Tradename	3,487	3,487

	6,308	6,308

Total intangible assets, net	$10,753	$9,421

The Company considers all goodwill to be related to the high-density compute server segment.

Amortization expense for patents, customer list and customer backlog, recorded through a charge to general and administrative expenses, was as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Patents	$886	$912	$930
Customer list	558	559	559
Customer backlog	56	—	—

Total	$1,500	$1,471	$1,489

Estimated future amortization expense for intangible assets as of December 31, 2005 was as follows (in thousands):

Year ending December 31, 2006	$1,515
Year ending December 31, 2007	$1,476
Year ending December 31, 2008	$70
Year ending December 31, 2009	$35
Year ending December 31, 2010	$17

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2004	2005
Accrued commission	$1,094	$1,204
Accrued payroll and related expenses	920	2,802
Accrued warranty	550	726
Accrued estimated sales and use tax payable	—	1,150
Other accrued expenses	705	1,552

Total accrued expenses	$3,269	$7,434

In December 2005, the Company identified potential state sales and use tax liabilities relating to certain of its product sales to customers outside of California. The Company accrued an estimated tax liability of $1.2 million related to this matter. The Company believes that it has the right to recover the sales tax from its customers and accordingly recorded a receivable for $1.2 million (included in other current assets). In addition, the Company quantified the exposure relating to interest and estimated collection exposures and accordingly recorded a $426,000 charge to general and administrative expenses in the year ended December 31, 2005.

10. SIGNIFICANT RESERVES

A summary of the activity in the reserves relating to doubtful accounts receivable and sales returns is as follows (in thousands):

	Beginning Balance	Additions	Reductions	Ending Balance
Accounts Receivable Reserve
Year ended December 31, 2003	$—	$30	$(30)	$—
Year ended December 31, 2004	—	161	(9)	152
Year ended December 31, 2005	152	61	(196)	17
Sales Return Reserve
Year ended December 31, 2003	$59	$35	$(12)	$82
Year ended December 31, 2004	82	46	(70)	58
Year ended December 31, 2005	58	771	(431)	398

11. BORROWINGS UNDER LINE OF CREDIT

The Company has a line of credit agreement with a bank, as amended, that provides for borrowings not to exceed the lesser of $20,000,000 or the sum of 80% of eligible accounts receivable and loans from the bank in the aggregate principal amount of $10,000,000, provided that such loans from the bank shall only be available as long as the Company maintains profitability in each of the two preceding fiscal quarters, as adjusted by removing the impact of charges related to embedded derivatives and amortization of deferred compensation. The line of credit agreement expires on August 30, 2006 and provides an aggregate sub-limit of $5,000,000 for letters of credit, cash management services and reserves, as defined, and foreign exchange contracts. Borrowings under the line of credit bear interest at prime (7.25% at December 31, 2005). The line of credit agreement contains financial covenants that specify minimum profitability and tangible net worth requirements. Borrowings under the line of credit totalled $14,061,000 at December 31, 2004 and none at December 31, 2005. There was $20,000,000 available for borrowings under the line of credit at December 31, 2005.

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. NOTES PAYABLE TO RELATED PARTIES

On December 31, 2004, the Company repurchased the warrant that was issued to Old Rackable in December 2002 (see Note 3) by assigning a percentage interest in the warrant to each of the former stockholders of Old Rackable (of which approximately 96% was allocated to the three founders of Old Rackable who continued their employment with the Company subsequent to the acquisition) and entering into a promissory note arrangement with each of the former stockholders for an aggregate principal amount of $3,000,000. The notes bear interest at 2.48% per annum, compounded annually. Upon the Company’s initial public offering in June 2005, 50% of the outstanding principal became due and the remaining 50% of the outstanding principal plus accrued and unpaid interest was due and payable in full upon the earlier to occur of (i) the first secondary offering of the Company’s common stock or (ii) December 9, 2006, 18 months following the effective date of the initial public offering. The Company repaid approximately 50% of the outstanding principal immediately following its initial public offering, and the remaining 50% of the outstanding principal plus accrued and unpaid interest in August 2005.

As discussed in Note 3, under the terms of the asset purchase agreement, the Company had the right to repurchase up to 33% of the aggregate common stock issuable to the founders of Old Rackable, including shares to be issued under warrant arrangements, subject to their continuous employment for the period of one year from the purchase transaction date. Consequently, under the provisions of EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the Company has accounted for 33% of the repurchase price for the founders’ portion of the warrant, or approximately $960,000, through a charge to general and administrative expense during the quarter ended December 31, 2004, with the remaining $2,040,000 recorded as an addition to goodwill.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its operating facility under an operating lease, which expires on June 30, 2009. According to the terms of the lease, the Company is responsible for its proportionate share of maintenance, taxes and insurance expenses.

Future minimum lease payments under operating leases are as follows (in thousands):

Year ending December 31, 2006	$520
Year ending December 31, 2007	510
Year ending December 31, 2008	529
Year ending December 31, 2009	270

Total	$1,829

Total rent expense for the years ended December 31, 2003, 2004 and 2005 was approximately $280,000, $373,000 and $542,000, respectively.

Purchase Commitments—In connection with an agreement with one of its suppliers, the Company has agreed to purchase a minimum of 5,000 units of remote management cards annually for three years, through 2006. As of December 31, 2005, there was a remaining commitment of $155,000 for the year ending December 31, 2006.

Pursuant to a September 2003 agreement with Yahoo!, the Company agreed to spend $250,000 in marketing with Yahoo! over an 18-month period in the event that Yahoo! purchased a minimum of $14,000,000 of products from the Company during the first twelve months of the arrangement. Yahoo! subsequently met this purchase amount. The agreement was subsequently extended an additional nine months to cover a 27-month period. As of December 31, 2005, the Company completed its obligations pursuant to this agreement. The Company expensed

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the marketing expenditure in 2005 as incurred given that the Company received an identifiable benefit in exchange for the marketing expenditures and that the fair value of the benefit received in exchange for the expenditures was readily determined.

Indemnification Agreements—The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry- standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 31, 2005. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of December 31, 2005.

General—From time to time, the Company is party to certain other claims and legal proceedings that arise in the course of business. In September 2005, the Company filed suit against Supermicro Computer, Inc. in the United States District Court for the Northern District of California, claiming that Supermicro’s products infringe two patents held by the Company. The complaint seeks monetary damages and injunctive relief. In its answer to this suit, Supermicro Computer claimed that the two patents held by us are invalid. From time to time, the Company may be subject to various claims and legal actions arising in the ordinary course of business. As of December 31, 2005, the Company does not believe the suit will have material effect on the Company’s financials position or results of operations.

14. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

On December 23, 2002 in connection with the asset purchase of Old Rackable, the Company issued 20,000,000 shares of Series A mandatorily redeemable convertible preferred stock (Series A) for an aggregate purchase price of $20,000,000.

On February 13, 2003, the Company issued an additional 1,000,000 shares of Series A for an aggregate purchase price of $1,000,000.

Dividends—The holders of Series A were entitled to receive dividends, when and if declared by the Board of Directors, out of funds legally available prior and in preference to any declaration or payment of any dividend on any other series or class of capital stock. Dividends on each share of Series A accrued on a daily basis (assuming a 365-day year) at the rate of 10% per annum on the sum of the Liquidation Value, defined as $1.00 per share with respect to Series A and Series B mandatorily redeemable convertible preferred stock thereof plus all accumulated or accrued and unpaid dividends. Such dividends accrued whether or not they had been declared and whether or not there were legally available funds, and were cumulative such that all accrued and unpaid dividends were to be fully paid upon liquidation or dissolution. To the extent not paid on the last day of December, March, June and September of each year beginning December 31, 2002, all dividends which had been accrued on each share of Series A outstanding during the quarterly period there ending were to be accumulated. Additionally, if the Company declared a dividend on common stock the holders of Series A would have been entitled to a proportionate share of the dividend based on the number of common shares that would have been held upon conversion.

Immediately upon issuance, the Company recorded accretion of approximately $4,559,000, to the face amount of $19,200,000, for 19,200,000 of the 20,000,000 shares of Series A issued on December 23, 2002. The

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initial carrying value used to determine the accretion at December 23, 2002 was net of financing costs of approximately $668,000, and the bifurcated fair value of embedded derivatives, totaling approximately $3,891,000 (see Note 15). A total of 800,000 shares of Series A issued on December 23, 2002 were to Company executives, subject to separate accounting treatment discussed in Note 16.

Immediately upon issuance, the Company recorded accretion of approximately $422,000, to the face amount of $1,000,000, for the 1,000,000 shares of Series A issued on February 13, 2003. The initial carrying value used to determine the accretion at February 13, 2003 was net of financing costs of approximately $10,000, and the bifurcated fair value of embedded derivatives, totaling approximately $412,000 (Note 15).

Conversion—Each share of Series A was to convert automatically into a Conversion Unit (consisting of one share of Series B redeemable convertible preferred stock and 0.467 shares of common stock) on the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series A. The common stock portions of the Conversion Units were subject to anti-dilution protection in the event of stock-splits or stock dividends. Such conversion could have also occurred at the option of the holders.

Voting Rights—Each share of Series A entitled the holder thereof to cast the number of votes per share as was equal to the number of votes that such holder would have been entitled to cast assuming that such shares of Series A had been converted.

Redemption—Automatic redemption for cash was to occur at the earlier of December 20, 2009 or immediately prior to a sale of the Company or an initial public offering. The Company could have at any time redeemed the Series A. The redemption amount per share of Series A then outstanding would have equaled the sum of:

(a) the greater of (i) the face value (plus any accumulated or accrued but unpaid dividends thereon) or (ii) product of the face value multiplied by 1.25, and

(b) the fair value of the number of shares of common stock the holder of the shares of Series A would have been entitled to receive upon conversion of such shares. This portion of the redemption amount could have been settled in cash or common stock at the option of the holder. In February 2005, Rackable Investment LLC gave up its right to take cash in lieu of common stock upon redemption of the Series A preferred stock held by it (see Note 23).

Liquidation—In the event of a liquidation, dissolution or winding-up of the Company (including a change in control) the holders of Series A would have been entitled to a distribution equal to the greater of (a) the face value plus accrued but unpaid dividends or (b) the face value multiplied by 1.25 prior to any distributions to common stockholders.

Tax Structure—The structure of the Series A and B preferred stock was designed to comply with Section 305 of the Internal Revenue Service code, which provides the general rule that a shareholder’s gross income does not include the amount of any distribution of stock by a corporation to the shareholder with respect to its stock.

Series B Preferred Stock—The terms of the Company’s Series B preferred stock were the same as the Series A with the following exceptions:

(a) Series B had no voting rights;

(b) Series B was not convertible;

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Series B was redeemable at the greater of (i) the face value (plus any accumulated or accrued but unpaid dividends thereon) or (ii) product of the face value multiplied by 1.25; and

(d) Series B stockholders did not participate in dividends with common stockholders.

Adoption of SFAS No. 150—Effective July 1, 2003, upon the adoption of SFAS No. 150, the Company reclassified the aggregate carrying value of Series A at that date, totaling approximately $21,400,000, net of deferred compensation of $1,839,000 associated with the 800,000 shares of Series A issued to the two Company executives, to long-term liabilities. Subsequent to the adoption of SFAS No. 150, for the years ended December 31, 2003, 2004 and 2005, the Company recorded accretion for preferred stock dividends of approximately $1,088,000, $2,388,000, and $1,087,000 respectively, which is included as a component of interest expense in the Statements of Operations.

Preferred Stock Conversion and Repurchase—On September 30, 2004, the holder of the Series A converted 1,680,000 shares of Series A into Conversion Units, resulting in the issuance of 1,680,000 shares of Series B preferred stock and 784,000 shares of common stock. In October 2004 the Company repurchased the Series B preferred stock for $2,100,000 in cash, which equaled the Series B preferred stock redemption price, as defined in the Company’s Amended and Restated Certificate of Incorporation. As discussed in Note 15, the common stock portion of the Conversion Unit is considered an embedded derivative which is bifurcated and accounted for separately at fair value. At the conversion date of the 1,680,000 shares of Series A into Conversion Units, the carrying amount of the Series A was accreted to the full redemption amount of the Series B into which it converted, resulting in an incremental charge to interest expense of approximately $91,000. In addition, the aggregate fair value of the embedded derivative associated with the common stock portion of the Conversion Units, totaling approximately $8,318,000 was reclassified from embedded derivative in preferred stock to common stock and additional paid in capital (approximately $1,000 and $8,317,000, respectively).

In connection with the Company’s initial public offering of its common stock, the sole holder of the Company’s Series A redeemable preferred stock elected, pursuant to the terms thereof, to convert each share of Series A preferred stock into Conversion Units, and then immediately distribute the shares of Series B preferred stock and common stock to its members. Upon the closing of the Company’s initial public offering of its common stock in June 2005, each share of Series B preferred stock was redeemed for cash. Consequently, the Company issued 9,016,000 of common stock and paid $24,738,000 to the Series B preferred stockholders. As of December 31, 2005, there were no outstanding shares of preferred stock.

15. EMBEDDED DERIVATIVES IN PREFERRED STOCK

The Series A redemption feature that provided for settlement of the common stock portion of the Conversion Unit in cash at the option of the holder effectively provided the holder of Series A with a call option that is considered an embedded call option derivative under SFAS No. 133. Consequently, the common stock portion of the Conversion Unit must be bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded call option was approximately $3,763,000, recorded as a liability at the date of issuance, reducing the recorded value of Series A. On February 13, 2003 (second issuance date), the fair value of the embedded call option was approximately $412,000, recorded as a liability at the second issuance date, reducing the recorded value of the second issuance of Series A. In accordance with the provisions of SFAS No. 133, the Company is required to adjust the carrying value of such embedded call option to fair value at each reporting date and recognize the change in fair value in the Statement of Operations. As a result, during the years ended December 31, 2003, 2004 and 2005, the Company recognized expense of approximately, $51,443,000, $51,328,000, $4,204,000, respectively, recorded as a component of changes in fair value of embedded derivatives

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in preferred stock in the Statements of Operations. At December 31, 2003 and 2004, the estimated fair value of the embedded call option was approximately $56,829,000 and $103,627,000, respectively. In February 2005, Rackable Investment LLC relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it (See Note 23). As a result, because the common stock portion of the conversion unit could only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash ($107,831,000) was reclassified from liabilities to additional paid-in capital.

The Series A redemption feature that provided for redemption at the greater of (i) the face value (plus any accumulated or accrued but unpaid dividends thereon) or (ii) product of the face value multiplied by 1.25 effectively provides the holders of the Series A with a put option that is considered an embedded derivative under SFAS No. 133. Consequently the embedded put option must be bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded put option was $128,000, recorded as a liability at the date of issuance, reducing the recorded value of the Series A. On February 13, 2003 (second issuance date), the fair value of the embedded derivative was insignificant. In accordance with the provisions of SFAS No. 133, the Company is required to adjust the carrying value of the embedded put option to fair value at each reporting date and recognize the change in fair value in the Consolidated Statements of Operations. At December 31, 2003, 2004 and 2005, the estimated fair value of the put option in the Series A was approximately $73,000, $12,000 and none, respectively. As a result, during the years ended December 31, 2003, 2004 and 2005, the Company recognized income of approximately $55,000, $61,000, $12,000, respectively, recorded as a component of changes in fair value of embedded derivatives in preferred stock in the Consolidated Statements of Operations.

16. DEFERRED STOCK-BASED COMPENSATION ON PREFERRED STOCK

Deferred stock-based compensation on preferred stock consists of the following (in thousands):

	December 31,
	2003	2004	2005
Notes and accrued interest receivable from executives	$826	$—	$—
Deferred compensation payable	(825)	—	—
Deferred stock-based compensation on preferred stock, net of amortization	2,790	—	—

Total	$2,791	$—	$—

Notes Receivable from Company Executives—In connection with the acquisition of Old Rackable on December 23, 2002, the Company issued two company executives a total of 800,000 shares of Series A, with an aggregate fair value of $800,000, in exchange for promissory notes payable in full on the earlier of December 20, 2011, including any accrued interest (at 3.31%, compounded annually), or the occurrence of a public offering or sale of the Company. These notes were 50% recourse and 50% nonrecourse, secured by a pledge of Series A. The carrying amount of the notes receivable and accrued interest, recorded as a component of deferred compensation on preferred stock in the accompanying balance sheet, totaled approximately $826,000, $0 and $0 at December 31, 2003, 2004 and 2005, respectively. As discussed below, the two company executives repaid the notes and accrued interest in October 2004.

Deferred Compensation Payable—In connection with these notes receivable, the Company entered into deferred compensation agreements with both executives on December 23, 2002. In consideration for services provided, the Company was obligated to pay these executives a lump-sum amount of $800,000, upon the consummation of a public offering or sale of the Company. This lump sum was to be increased by $25,000 per

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year for three years. If a sale or public offering was not consummated prior to the due date of the notes the deferred compensation balance was payable upon maturity of the notes. The liability associated with the deferred compensation arrangement totaled $825,000, $0 and $0 at December 31, 2003, 2004 and 2005, respectively. As discussed below, in September 2004, the Company satisfied the deferred compensation liability through a lump-sum payment of $850,000 to the two executives.

Deferred Stock-Based Compensation on Preferred Stock—Since the notes receivable from the Company executives were not full recourse and were effectively repaid through the deferred compensation arrangements, the Company accounted for the Series A stock issuance, promissory notes, and deferred compensation arrangements as the issuance of stock options to the executives. The difference between the outstanding balance including accrued interest and the amount payable under the deferred compensation arrangement was treated as the option’s exercise price. Since this difference increased over the life of the promissory notes, the option’s exercise price was unknown. Accordingly, the Company followed variable accounting for the stock option by remeasuring the fair value of such award, based on the increase in fair value of the Series A, until the notes receivable were repaid. The cumulative increase in fair value of approximately $3,956,000 was recorded through an increase to the carrying amount of Series A with an offsetting increase to deferred stock-based compensation on preferred stock. The initial deferred compensation amount of $800,000, coupled with the increase of fair value of $3,956,000 on the 800,000 shares of Series A, are amortized, on a straight-line basis, over the nine-year term of the notes receivable, through a charge to general and administrative expenses. As a result, during the years ended December 31, 2003, 2004 and 2005, the Company recognized approximately $268,000, $439,000, and $0, respectively, as a compensation charge to general and administrative expense in the Consolidated Statements of Operations.

On September 30, 2004, the Company amended its deferred compensation agreement with the two Company executives and satisfied its deferred compensation liability through a lump-sum payment of $850,000 to the two executives. The two executives subsequently repaid the entire outstanding notes receivable balance, including accrued interest, totaling approximately $847,000, in October 2004. As these events effectively resulted in the exercise of the options, variable accounting ceased upon the payment of the deferred compensation to the two executives. Consequently, the unamortized deferred stock-based compensation balance on preferred stock of approximately $4,049,000 as of September 30, 2004 was charged to general and administrative expense during the quarter then ended. The exercise of these options resulted in the issuance of the Series A preferred stock. As discussed in Note 15, the conversion feature embedded in the preferred stock should be accounted for separately. Accordingly, the fair value of the embedded call option derivative in the 800,000 shares of Series A preferred stock at September 30, 2004, totaling $3,789,000, was bifurcated from the carrying amount of the preferred stock at that date and accounted for separately as a liability. The fair value of the embedded put option derivative in the 800,000 shares of Series A preferred stock was insignificant.

17. STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock—On December 23, 2002, the Company issued 4,783,330 shares of common stock to Old Rackable’s stockholders, of which 1,532,682 shares were subject to the Company’s repurchase (see Note 3).

The Company has reserved the following shares of authorized but unissued common stock as of December 31, 2005:

Options available for grant under stock option plans	332,411
Employee stock purchase plan	400,000
Options issued and outstanding under stock option plans	3,506,778

Total	4,239,189

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. STOCK BASED COMPENSATION

Stock Option Plan—In December 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”) which allowed the Company to grant up to 2,083,333 incentive or nonstatutory stock options to key employees, directors and consultants. Options could have been granted at not less than the fair market value for incentive stock options and for nonstatutory stock options at the date of grant as determined by the Board of Directors. The options generally expire five to ten years from the date of grant. Incentive stock options and nonstatutory options generally vest at a rate of 20% per year over five years from the date the option is granted. During the years ended December 31, 2003, 2004 and 2005, the number of stock options authorized for issuance under the 2002 Plan was increased by 216,666, 206,666 and 140,000, respectively.

In January 2005 and April 2005, respectively, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Non-Employee Directors’ Stock Option Plan and 2005 Employee Stock Purchase Plan. The aggregate number of shares of common stock authorized for grant under each plan is 1,570,845, 66,667, and 400,000 shares, respectively. The 2005 Plan is the successor plan to the 2002 Plan. Each plan became effective on June 9, 2005 and each plan contains a provision that automatically increases the number of shares of common stock reserved for issuance on June 9, 2006 and then on January 1 of each succeeding year.

A summary of stock option activity under the 2002 Plan, the 2005 Plan and the 2005 Non-Employee Directors’ Plan for the years ended December 31, 2003, 2004, and 2005 is as follows:

	Shares Available for Future Grants	Outstanding Options
		Shares	Weighted Average Exercise Price
Balance at December 31, 2002	416,667	1,666,666	$1.29
Additional shares authorized for grant—2002 Plan	216,666	—	—
Options granted (weighted average fair value of $1.76 per share)	(668,325)	668,325	$1.28
Options exercised	—	—	—
Options cancelled	333,333	(333,333)	$1.57

Balance at December 31, 2003	298,341	2,001,658	$1.24
Additional shares authorized for grant—2002 Plan	206,666	—	—
Options granted (weighted average fair value of $7.44 per share)	(489,983)	489,983	$4.70
Options exercised	—	(1,466)	$0.71
Options cancelled	37,200	(37,200)	$1.61

Balance at December 31, 2004	52,224	2,452,975	$1.92
Additional shares authorized for grant	1,757,958	—	—
Options expired	(11,230)	—	—
Options granted (weighted average fair value of $8.82 per share)	(1,544,029)	1,544,029	$14.11
Options exercised	—	(412,738)	$0.90
Options cancelled	77,488	(77,488)	$6.63

Balance at December 31, 2005	332,411	3,506,778	$7.30

In connection with the stock options granted to employees under the 2002 Plan, the Company has recorded cumulative deferred stock-based compensation, net of cancellations, of $2,471,000, which represents the difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes on the grant date. The deferred compensation will be recognized as an expense

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over the vesting period of the underlying stock options, generally five years. The Company recorded stock-based compensation expense associated with option grants for common stock of approximately $48,000, $289,000, and $553,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

The following table summarizes information about the stock options outstanding under the 2002 Plan and the 2005 Plan at December 31, 2005:

	Outstanding		Vested and Exercisable
Exercise Price Range	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Number of Options Vested	Weighted Average Exercise Price
$ 0.71-$ 0.71	751,450	7.01	296,310	$0.71
$ 1.13-$ 1.50	242,493	7.78	103,755	$1.29
$ 2.14-$ 2.14	666,666	6.98	400,000	$2.14
$ 4.50-$ 6.00	371,155	8.69	78,717	$5.41
$ 7.50-$12.20	221,262	9.31	4,902	$11.51
$12.82-$12.82	840,750	9.65	67,732	$12.82
$14.41-$14.41	105,000	9.82	333	$14.41
$16.85-$16.85	98,002	9.84	2,039	$16.85
$22.86-$22.86	210,000	9.93	—	$—

	3,506,778	8.35	953,788	$2.72

19. INCOME TAXES

Rackable Systems accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provisions for the years ended December 31, 2003, 2004 and 2005 consisted of the following (in thousands):

	Year ended December 31,
	2003	2004	2005
Current:
Federal	$1,278	$3,205	$12,091
State	354	748	3,110

Total	1,632	3,953	15,201

Deferred:
Federal	(849)	(839)	(4,671)
State	(235)	(120)	(622)

Total	(1,084)	(959)	(5,293)

Income tax expense	$548	$2,994	$9,908

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the deferred tax assets and liabilities at December 31, 2004 and 2005, were as follows (in thousands):

	December 31,
	2004	2005
Current deferred tax assets:
Allowances for receivables and inventories	$587	$2,394
State franchise taxes	271	1,091
Accrued vacation	115	165
Accrued compensation	256	—
Accrued warranty	18	916
Capitalized overhead related to inventory	370	895
Deferred revenue (net of deferred costs)	—	805
Other	43	238

Total current deferred tax assets	1,660	6,504

Long-term deferred tax liabilities:
Intangible asset basis differential	(591)	(190)
Book basis in excess of tax basis of fixed assets	(162)	(114)

Total long-term, deferred tax liabilities	(753)	(304)

Net deferred tax asset (liability)	$907	$6,200

The following table provides a reconciliation of statutory income tax rate for the years ended December 31, 2003, 2004 and 2005:

	Year ended December 31,
	2003	2004	2005
Federal statutory rate provision (benefit)	(35)%	(35)%	35%
Change in fair value of embedded derivatives	34%	34%	8%
Deferred compensation	1%	4%	1%
State franchise tax, net of federal tax benefit	—	1%	8%
Preferred stock dividends recorded as interest expense	1%	2%	2%

	1%	6%	54%

20. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—Effective September 1, 2003, Rackable Systems established a 401(k) retirement plan covering substantially all employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules ($14,000 for calendar year 2005). Rackable Systems can make annual contributions to the plan at the discretion of the Board of Directors. No contributions have been made by Rackable Systems for the periods presented.

21. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

The Company is managed by its executive officers in Milpitas, California and has no long-lived assets outside of the United States. The Company operates in two reportable business segments: the design, developing and marketing of customized high-density compute servers and high-capacity storage systems. The Company’s

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

chief operating decision maker is the CEO. Sales revenue from both domestic and international customers, and on a percentage basis by country (based on the address of the customer on the invoice) were as follows:

	Year ended December 31,
	2003	2004	2005
	(In Thousands)
Domestic revenue	$52,717	$106,360	$209,485
International revenue	163	3,383	5,500

Total revenue	$52,880	$109,743	$214,985

Revenue by country:
United States	100%	97%	97%
Republic of China	—	1%	2%
Other	—	2%	1%

Total	100%	100%	100%

Subsequent to the acquisition of Old Rackable in December 2002, management commenced the tracking and monitoring of revenue by business segment. As such, sales revenue for the periods prior to January 1, 2003 is not reported. Sales revenue for the high-density compute server and high-capacity storage system segments for the years ended December 31, 2003, 2004 and 2005 were as follows (in thousands):

	Year ended December 31,
	2003	2004	2005
Compute servers	$49,172	$102,441	$194,570
Storage servers	3,708	7,302	20,415

Total revenue	$52,880	$109,743	$214,985

Revenue for the compute servers segment includes two product lines (Foundation Series and Scale Out Series). The storage segment includes only one product line (Foundation Series Storage Server). Revenue by product line for the years ended December 31, 2003, 2004 and 2005 were as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Foundation Series Compute Server	$49,172	$102,377	$178,857
Scale Out Series Compute Server	—	64	15,713
Foundation Series Storage Server	3,708	7,302	20,415

Total revenue	$52,880	$109,743	$214,985

Cost of revenue information by segment and product line is not available. Accordingly, only revenue by segment is reported.

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) attributable to common stockholders per share were calculated as follows (in thousands, except share and per share data):

	Year ended December 31,
	2003	2004	2005
Net income (loss) attributable to common stockholders	$(54,111)	$(55,390)	$8,512

Weighted average number of common shares
Basic	3,250,654	4,847,680	9,946,791

Diluted	3,250,654	4,847,680	18,040,017

Basic and diluted net income (loss) attributable to common stockholders per share
Basic	$(16.64)	$(11.43)	$0.86

Diluted	$(16.64)	$(11.43)	$0.47

For the years ended December 31, 2003, 2004 and 2005, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. The weighted average number of such outstanding securities consisted of the following:

	Year ended December 31,
	2003	2004	2005
Outstanding options	907,080	1,809,973	51,058
Assumed issuable shares of common stock upon redemption of preferred stock	9,745,022	9,736,342	—

Total	10,652,102	11,546,315	51,058

23. RELATED PARTY TRANSACTIONS

On December 23, 2002 the Company entered into an advisory agreement with its principal investor, Parthenon Capital, LLC (“Parthenon”), pursuant to which Parthenon agreed to provide management advisory services to the Company for a renewable five-year term for a fee of $210,000 per annum, payable in quarterly installments of $52,500. In addition to the fees for management advisory services, the agreement stipulated certain closing and funding fees, as defined, in connection with services provided by Parthenon with respect to the structuring of the securities purchase agreement for the mandatorily redeemable preferred stock issued by the Company in December 2002. Such fees, which totaled approximately $335,000, including reimbursements for associated out of pocket, legal and other expenses, were paid to Parthenon in December 2002 and are included within the total issuance costs of $677,800 associated with the issuance of the preferred stock. Total fees and expenses paid to Parthenon in connection with management advisory services provided to the Company, recorded through a charge to general and administrative expenses, were approximately $206,000, $788,000 (including a lump-sum payment of $630,000 discussed below) and $0 for the years ended December 31, 2003, 2004, and 2005, respectively.

On September 28, 2004, the Company and Parthenon entered into a termination agreement whereby the management advisory service arrangement set forth in the advisory agreement was terminated in exchange for a lump-sum payment of $630,000, recorded through a charge to general and administrative expense in 2004.

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2005, the Company entered into an agreement with Rackable Investment LLC, the Company’s controlling stockholder, in which Rackable Investment LLC gave up its right to take cash in lieu of common stock upon redemption of the Series A preferred stock held by it. In consideration for this, the Company agreed (1) not to take a number of corporate actions without Rackable Investment LLC’s consent, including pricing or consummating a contemplated initial public offering, (2) to amend the registration rights agreement between the Company and Rackable Investment LLC and the Company’s founders that provides Rackable Investment LLC with additional registration rights in the event of another offering, and (3) to amend the voting agreement with Rackable Investment LLC to clarify the provisions of that agreement. As a result, the carrying amount of the embedded derivative related to the common stock conversion unit of the Series A preferred stock was reclassified to additional paid-in capital in February 2005 (Note 15).

In February 2005, the Company repurchased a total of 816,083 shares of its common stock from the three founders of Old Rackable for approximately $6,000,000 in cash. Such shares had been issued to the three founders in connection with the purchase of Old Rackable in December 2002 and represented approximately 18% of the common stock in the Company held by the founders.

24. SUBSEQUENT EVENTS

In January 2006, the Company adopted the 2006 New Recruit Equity Incentive Plan (the “2006 Plan”) which allows the Company to grant nonstatutory stock awards for up to 1,000,000 shares of common stock. The 2006 Plan provides for the grant of the following Stock Awards: (i) nonstatutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards, and (vi) other stock awards. The exercise price of each nonstatutory stock option shall be not less than one hundred percent (100%) of the fair market value of the common stock subject to the option on the date the option is granted. Stock awards expire ten years from the date of grant, or such shorter period specified in the option agreement.

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. UNAUDITED QUARTERLY DATA

The following table sets forth the Company’s consolidated statements of operations data for the eight quarters ended December 31, 2005. This unaudited quarterly information has been prepared on the same basis as the Company’s audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	Quarter Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(Unaudited)
	(in thousands, except per share data)
Revenue	$18,067	$34,839	$33,860	$22,977	$30,489	$43,960	$57,418	$83,117
Cost of revenue	14,965	27,756	27,747	18,286	24,562	34,772	43,556	62,439

Gross profit	3,102	7,083	6,113	4,691	5,927	9,188	13,862	20,678

Operating expenses:
Research and development	142	220	168	233	348	497	549	853
Sales and marketing	1,809	2,971	3,194	2,806	2,981	3,698	3,944	4,778
General and administrative	1,090	1,153	5,865	2,954	1,649	1,881	1,992	2,868

Total operating expenses	3,041	4,344	9,227	5,993	4,978	6,076	6,485	8,499

Income (loss) from operations	61	2,739	(3,114)	(1,302)	949	3,112	7,377	12,179
Other income (expense), net	(13,452)	(13,507)	(10,778)	(13,043)	(4,972)	(729)	244	259

Income (loss) before tax	(13,391)	(10,768)	(13,892)	(14,345)	(4,023)	2,383	7,621	12,438
Income tax (provision) benefit	(520)	(421)	(2,092)	39	(333)	(1,200)	(3,251)	(5,124)

Net income (loss)	$(13,911)	$(11,189)	$(15,984)	$(14,306)	$(4,356)	$1,183	$4,370	$7,314

Net income (loss) per share attributable to common stockholders
Basic	$(2.91)	$(2.34)	$(3.33)	$(2.57)	$(0.84)	$0.18	$0.22	$0.36

Diluted	$(2.91)	$(2.34)	$(3.33)	$(2.57)	$(0.84)	$0.07	$0.20	$0.32

Shares used in computing net income (loss) per share attributable to common stockholders
Basic	4,783	4,783	4,796	5,568	5,206	6,434	20,029	20,456

Diluted	4,783	4,783	4,796	5,568	5,206	16,457	22,050	22,678

RACKABLE SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in other income (expense), net, for the each of the quarters from March 31, 2004 to June 30, 2005 are expenses associated with the change in fair value of embedded derivatives in preferred stock (Note 15). Other income (expense), net for the quarter ended September 30, 2004, includes a realized gain on the sale of Google shares of approximately $2,968,000 (Note 7).

Included in general and administrative expense for the quarter ended September 30, 2004 is a charge for $4,049,000 to write-off the remaining unamortized deferred compensation associated with preferred stock issued to two executives (Note 16) and a lump-sum payment of $630,000 to Parthenon to terminate its management advisory agreement (Note 23). General and administrative expense for the quarter ended December 31, 2005 includes a $426,000 charge for estimated interest and collection exposures associated with potential sales and use tax liabilities (Note 9).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of December 31, 2005 to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Pre-approvals of Non-Audit Services by Audit Committee

Pursuant to Section 10A(i)(3) of the Exchange Act, in January 2006, the Audit Committee pre-approved the following non-audit services to be performed by Deloitte & Touche LLP, our independent registered public accounting firm:

1. International tax advisory services relating to our foreign subsidiary.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

The following table sets forth certain information with respect to our executive officers, directors and key employees, and their ages as of February 15, 2006:

Name	Age	Position(s)
Thomas K. Barton	42	President, Chief Executive Officer and Director
Todd R. Ford	39	Executive Vice President of Operations and Chief Financial Officer
Giovanni Coglitore	38	Co-founder and Chief Technology Officer
Thomas Gallivan	45	Vice President of Worldwide Sales
William P. Garvey	41	General Counsel, Vice President of Corporate Development, and Secretary
Madhu Ranganathan	41	Vice President of Finance
Robert Weisickle	54	Vice President of Engineering
Roy Chang	60	Vice President of Operations
Colette LaForce	33	Vice President of Marketing
William Thomas	51	Vice President, Quality and Global Services
Gary A. Griffiths*	55	Director
Michael J. Maulick*	50	Director
Hagi Schwartz*	44	Director
Ronald D. Verdoorn	55	Chairman of the Board of Directors

*	Member of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Thomas K. Barton joined Rackable Systems in December 2002 as our President, Chief Executive Officer and a member of our board of directors. From June 2002 to December 2002, Mr. Barton provided consulting services to us as a consultant at Callero Partners. From September 2000 to May 2002, Mr. Barton was a Venture Partner and Entrepreneur in Residence at Lightspeed Venture Partners. From November 1999 to May 2000, Mr. Barton was Senior Vice President of Client Services at Red Hat, Inc., a software and services company. Mr. Barton joined Red Hat via its acquisition of Cygnus Solutions, a software development tools company. From August 1996 to its acquisition by Red Hat in November 1999, Mr. Barton held many positions at Cygnus Solutions, including interim CEO. Mr. Barton holds an A.B. in History, a B.S. in Industrial Engineering and an M.B.A. from Stanford University.

Todd R. Ford joined Rackable Systems in December 2002 as our Chief Financial Officer and he became our Executive Vice President of Operations in December 2003. From June 2002 to December 2002, Mr. Ford provided consulting services to us as a consultant at Callero Partners. From June 2000 to March 2002, Mr. Ford served as Chief Financial Officer at Noosh, Inc., a print management software company, and served as Director of Finance at Noosh from March 1999 to June 2000. Previously, Mr. Ford worked at Ernst & Young and Arthur Andersen. Mr. Ford holds a B.S. in Accounting from Santa Clara University and is a certified public accountant.

Giovanni Coglitore co-founded Rackable Systems in 1999 and has been our Chief Technology Officer since December 2002 and was member of our board of directors from our formation until January 2006. From September 1999 to December 2002, Mr. Coglitore served as Chief Executive Officer. From April 1992 to September 1999, Mr. Coglitore served as co-founder and General Partner of International Computer Systems, a server and storage company. Mr. Coglitore holds a B.A. in History from the University of California at Los Angeles.

Thomas Gallivan joined Rackable Systems in September 2004 as our Vice President of Worldwide Sales. From January 1999 to June 2004, Mr. Gallivan served as Director of Sales at Sun Microsystems, Inc., a provider of internet hardware, software and services, where he was responsible for managing sales teams within Sun

Microsystems’ Strategic Partners group. From April 1998 to January 1999, Mr. Gallivan served as General Manager for MAXSTRAT Corporation, a storage systems supplier. Mr. Gallivan holds a B.S. in Business Administration from the University of Southern California.

William P. Garvey joined Rackable Systems in January 2005 as our General Counsel, Vice President of Corporate Development and Secretary. From September 1997 to December 2004, Mr. Garvey served as General Counsel, Vice President of Corporate Development and Secretary for Actuate Corporation, a publicly traded software company. Mr. Garvey holds a B.S. in Applied Sciences and Engineering from the United States Military Academy and a J.D. from Stanford Law School.

Madhu Ranganathan joined Rackable Systems in December 2005 as our Vice President of Finance. From August 2002 to November 2005, Ms. Ranganathan served as the Vice President and Corporate Controller at Redback Networks, a publicly traded company providing telecommunication networking equipment. From January 2000 to August 2002, Ms. Ranganathan served as Vice President of Finance at Jamcracker, Inc., an application services provider. From November 1996 to December 1999, Ms. Ranganathan served as Director of Finance for BackWeb Technologies, an internet software company. Ms. Ranganathan holds a B.S. in Finance from the University of Madras, India and an M.B.A. from the University of Massachusetts and is a Certified Public Accountant in California and a Chartered Accountant from India.

Robert Weisickle joined Rackable Systems in January 2006 as our Vice President of Engineering. From April 2004 to January 2005, Mr. Weisickle served as Vice President of Engineering for Intransa, Inc., a provider of storage products and software. From September 2001 to April 2004, Mr. Weisickle served as Senior Director of Storage and Platforms for Network Appliance, Inc., a provider of enterprise storage and data management software and hardware products and services. Mr. Weisickle holds an M.S. in Computer Science and a B.S. in Electrical Engineering from Santa Clara University.

Roy Chang joined Rackable Systems in December 2004 as our Vice President of Operations. From January 2002 to December 2004, Mr. Chang served as an independent consultant and owner of Logistics International, a manufacturing and logistics organization. From May 2000 to December 2001, Mr. Chang served as General Manager of USI Manufacturing Services, Inc. From 1982 to 1999, Mr. Chang served in a variety of roles at Seagate Technology, Inc. Mr. Chang holds a B.S. in Agricultural Chemistry from Korea University.

Colette LaForce joined Rackable Systems in September 2004 as our Senior Director of Marketing and became our Vice President of Marketing in March 2005. From February 2003 to September 2004, Ms. LaForce operated her own marketing consulting firm, during which time she served as acting Senior Director of Marketing for Rackable Systems. From February 2002 to February 2003, Ms. LaForce served as Director of Marketing for Lightspeed Venture Partners, an early-stage venture capital firm. From November 1999 through February 2002, Ms. LaForce operated her own marketing consulting firm, serving clients in the hardware, enterprise software, professional services and e-commerce sectors. From September 1994 through August 1999, Ms. LaForce held various roles at Andersen Consulting, now Accenture. Ms. LaForce holds a B.A. in Great Books and Fine Arts from the University of Notre Dame.

William Thomas joined Rackable Systems in December 2003 as our Senior Director of Quality and became our Vice President, Quality and Global Services in January 2006. From July 2003 to December 2003, Mr. Thomas served as Vice President of Operations of Penguin Computing, a provider of Linux hardware and software solutions. From April 2002 to July 2003, Mr. Thomas served as Director of Manufacturing at Penguin Computing. From November 1999 to October 2001, Mr. Thomas served as CEO for Nominum, Inc., a developer of carrier grade DNS and DHCP software. Mr. Thomas holds a B.S. in Geology from the State University of New York at Albany.

Gary A. Griffiths has been a member of our board of directors since November 2004. Since February 2006, Mr. Griffiths has been Vice President, Products for WebEx Communications, Inc., a provider of web-based conferencing solutions. From June 1999 to July 2005, Mr. Griffiths was Chairman, President and Chief Executive Officer at Everdream Corporation, a technology services company. Mr. Griffiths holds a B.S. in Aerospace Engineering from the United States Naval Academy and an M.B.A. from George Washington University.

Michael J. Maulick has been a member of our board of directors since November 2004. Since June 2003, Mr. Maulick has been President and Chief Executive Officer at Platform Solutions, Inc., a plug compatible mainframe company. From June 2001 to June 2003, Mr. Maulick was Chairman, President and Chief Executive Officer of Resilience Corp., a technology security company. From April 1998 to June 2001, Mr. Maulick was Chief Executive Officer at Release Now, Inc., a digital rights management company. Mr. Maulick holds a B.S. in Electrical Engineering from Marquette University.

Hagi Schwartz has been a member of our board of directors since August 2004. Since February 2005, Mr. Schwartz has been President of Magnolia Capital, an investment advisory firm. From February 2003 to August 2005, Mr. Schwartz was Chief Financial Officer of HyperRoll, Inc., a provider of high-performance database aggregation and summarization software. From September 2000 to July 2002, Mr. Schwartz was Chief Financial Officer of ATRICA, Inc., a telecommunications company. From October 1999 to May 2000, Mr. Schwartz was Chief Financial Officer at Noosh, Inc., a print management software company. From January 1996 to September 1999, Mr. Schwartz served as Vice President of Finance and Chief Financial Officer of Check Point Software, Inc., a software company. Mr. Schwartz has a B.A. in Economics and Accounting from Bar Ilan University. Mr. Schwartz is a partner in Magnolia Capital Partners LTD, which provides corporate advisory services to its clients in Israel and the United States, and which has entered into a solicitation and referral agreement with one of our underwriters as described in “Underwriting.”

Ronald D. Verdoorn joined Rackable Systems as a director in March 2005 and was elected Chairman of the Board in January 2006. From January 1999 to 2002, Mr. Verdoorn served as Executive Vice President of Global Operations for Affymetrix, Inc., a company specializing in the development of technology for acquiring and managing complex genetic information for use in biomedical research, genomics and clinical diagnostics, following which he continued as a consultant until December 2003. From 1997 to 1999, Mr. Verdoorn served as an independent consultant to the hard disk drive industry. From 1983 to 1997, Mr. Verdoorn held a number of positions with Seagate Technology, Inc., most recently as Executive Vice President and Chief Operating Officer of Storage Products. Mr. Verdoorn has a B.A. in Sociology from Linfield College.

Identification of Audit Committee and Financial Expert

Rackable Systems’ Audit Committee is comprised of Messrs. Schwartz, Maulick and Griffiths. Hagi Schwartz is the chairman of the audit committee and is our audit committee financial expert as currently defined under applicable Securities and Exchange Commission rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with, the applicable requirements of, the Sarbanes-Oxley Act of 2002, and The NASDAQ Stock Market and Securities and Exchange Commission rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and greater than ten percent beneficial owners of our stock to file reports of ownership and changes in ownership with the SEC. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish Rackable Systems with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the Forms 3, 4 and 5 filed by or received from its reporting persons (or written representations received from such persons), Rackable Systems believes that each of its directors, executive officers and greater than ten percent beneficial owners of its stock during fiscal 2005 complied with all filing requirements applicable to such persons.

Adoption of Code of Ethics

Rackable Systems has adopted a Code of Conduct and Ethics (the Code) applicable to all of its Board members, employees and executive officers, including its Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Vice President of Finance (Principal Accounting Officer). Rackable Systems has made the Code available on its website at www.rackable.com under “Investor Relations” in the “Corporate Governance” section.

Rackable Systems intends to satisfy the public disclosure requirements regarding (i) any amendments to the Code, or (ii) any waivers under the Code given to Rackable Systems’ Chief Executive Officer, Chief Financial Officer and Vice President of Finance by posting such information on its website at www.rackable.com under “Investor Relations” in the “Corporate Governance” section. There were no amendments to the Code or waivers granted thereunder relating to the Chief Executive Officer, Chief Financial Officer or Vice President, Controller and Treasurer during 2005.

Stockholder Recommendation of Nominees for Director

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 1933 Milmont Drive, Milpitas, CA 95035, not less than six months prior to any meeting at which directors are to be elected. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record owner of Rackable Systems’ stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. To date, the Nominating and Corporate Governance Committee has not received a timely director nominee from a stockholder of Rackable Systems.

Item 11. Executive Compensation

Director Compensation

We currently provide cash compensation at a rate of $35,000 per year, payable quarterly, to each non-employee director for his services as a director. In addition, our non-employee chairman of the board of directors, currently Mr. Verdoorn, is paid an additional fee of $10,000 per year. We also pay the chairperson of the audit committee a fee of $10,000 per year, and each of the chairmen of the compensation and the nominating and corporate governance committees a fee of $5,000 per year, in each case payable quarterly. We also pay each non-chair committee member a fee of $2,500 per year. In addition, we also reimburse our non-employee directors for all reasonable expenses incurred in attending meetings of the board of directors and its committees.

In January 2005, we adopted our 2005 Non-Employee Directors’ Stock Option Plan to provide for the automatic grant of options to purchase shares of common stock to our non-employee directors who are not our employees or consultants or who can exercise voting power over 10% or more of our common stock. Under our 2005 Non-Employee Directors’ Stock Option Plan:

•	any new non-employee director will receive an initial option to purchase 11,333 shares of common stock;

•	any non-employee director who becomes our audit committee chairman will receive an initial option to purchase 10,000 shares of common stock; and

•	any non-employee director who becomes our compensation or nominating and corporate governance committee chairman will receive an initial option to purchase 3,333 shares of common stock.

Each of Messrs. Griffiths, Maulick, Schwartz and Verdoorn has received options to purchase 14,666, 14,666, 21,333 and 11,333 shares of our common stock, respectively, under our 2002 Stock Option Plan, and did not receive initial grants under our 2005 Non-Employee Directors’ Stock Option Plan. The grants under our 2002 Stock Option Plan were made in connection with their services as non-employee directors and as the respective committee chairmen, and reflect the same number of shares to which they would have been entitled had they become directors after our initial public offering. In November 2005, each of Messrs. Griffiths, Maulick, Schwartz and Verdoorn received an additional option to purchase 25,334, 25,334, 18,667 and 28,667 shares of our common stock, respectively, under our 2005 Equity Incentive Plan.

In addition, under our 2005 Non-Employee Directors’ Stock Option Plan, each non-employee director, commencing with our annual meeting of stockholders in 2006, will receive an annual option grant to purchase 2,833 shares of our common stock, our audit committee chairman will receive an annual grant to purchase 2,500 shares of our common stock, and each compensation committee chairman and nominating and corporate governance committee chairman will receive an annual grant to purchase 833 shares of our common stock. Annual grants will be reduced proportionally if the person did not serve in that capacity for the full year prior to the annual grant.

Executive Compensation

The following table shows the compensation awarded or paid to, or earned by, our Chief Executive Officer, and our four other most highly compensated executive officers serving in such capacity at December 31, 2005, whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2005. In addition, the table also includes two additional employees, Nikolai Gallo and Nancy Dirgo, each of whom served as an executive officer during the year ended December 31, 2005, but ceased to be an executive officer at December 31, 2005. We refer to these employees collectively as our “named executive officers.”

Summary Compensation Table

Name and Position	Year	Annual Compensation	Bonus ($)		Long-Term Compensation Awards	All Other Compensation ($)
		Salary ($)			Securities Underlying Options (#)
Thomas K. Barton President and Chief Executive Officer	2005 2004	$229,233 176,542	$262,500 100,000	(1)	— —	$4,439 548,959	(2) (3)

Todd R. Ford Executive Vice President of Operations and Chief Financial Officer	2005 2004	204,771 176,542	150,000 100,000	(1)	— —	4,360 301,041	(2) (3)

Giovanni Coglitore Co-Founder and Chief Technology Officer	2005 2004	150,010 147,125	— 50,000		— —	— —

Nikolai Gallo (4) Co-Founder and Manager, Commodity Procurement	2005 2004	150,010 147,125	— 25,000		— —	— —

William P. Garvey General Counsel and Vice President of Corporate Development	2005 2004	182,693 —	47,500 —		91,666 —	— —

Thomas Gallivan Vice President of Worldwide Sales	2005 2004	159,994 43,075	294,866 25,000	(1)	51,666 100,000	—

Nancy Dirgo (5) Former Vice President of Engineering	2005 2004	136,291 37,502	41,177 —	(6)	— 26,666	— —

(1)	Includes bonus payments paid in 2006, which for Mr. Gallivan consisted entirely of sales commissions.
(2)	Represents reimbursement of legal expenses.
(3)	Represents deferred compensation payments.
(4)	Mr. Gallo’s position with our Company changed from Chief Procurement Officer to Manager, Commodity Procurement on November 16, 2005.
(5)	Ms. Dirgo resigned as Vice President of Engineering on October 24, 2005.
(6)	Includes a severance payment of $26,667.

Stock Option Grants in Last Fiscal Year

We have granted and will continue to grant options to our executive officers and employees under our equity compensation plans. The percentage of total options granted to employees in 2005 is based on options to purchase a total of 1,544,029 shares of our common stock at exercise prices ranging from $6.00 per share to $22.86 per share, for a weighted average exercise price of $14.11 per share.

Generally, 25% of the shares subject to options initially granted to our employees vests one year from the date of hire and 1/48 of the shares subject to the option vests on each monthly anniversary thereafter, such that the option can be fully vested four years from the date of hire. Prior to April 2005, 20% of the shares subject to options initially granted to our employees generally vested one year from the date of hire and one-sixtieth of the shares subject to the option vests on each monthly anniversary thereafter, such that the option can be fully vested five years from the date of hire. Options generally expire ten years from the date of grant.

The exercise price per share of each option granted was equal to, or greater than, the fair market value of the underlying common stock as determined by our board of directors on the date of the grant.

The following tables show information regarding options granted to our named executive officers for the fiscal year ended December 31, 2005:

	Option Grants in 2005
Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees (%)	Exercise Price Per Share ($)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms (1)
						5%	10%
Thomas K. Barton	—		—	—	—	—	—
Todd R. Ford	—		—	—	—	—	—
Giovanni Coglitore	—		—	—	—	—	—
Nikolai Gallo	—		—	—	—	—	—
William P. Garvey	35,000 10,000 46,666	(2)	2.4 0.7 3.3%	$12.82 10.88 6.00	August 25, 2015 March 15, 2015 January 2, 2015	$235,900 86,800 632,790	$639,100 202,000 1,170,383
Thomas Gallivan	35,000 16,666	(2)	2.4 1.2	12.82 10.88	August 25, 2015 March 15, 2015	235,900 144,661	639,100 336,653
Nancy Dirgo	—		—	—	—	—	—

(1)

Potential realizable values set forth in this column have been calculated based on the term of the option at the time of grant, which is 10 years. The values are based on assumed rates of stock price appreciation of

5% and 10% compounded annually from the date of grant until their expiration date, minus the applicable exercise price, assuming with respect to option grants made prior to our initial public offering of our common stock a value per share equal to $12.00 per share, the price per share in our initial public offering. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock and the date on which the options are exercised.

(2)	The option vests as to 1/48th of the shares each month commencing August 25, 2005.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the number of shares of our common stock exercised by our named executive officers in 2005 and the number of shares of our common stock subject to exercisable and unexercisable stock options held by each of our named executive officers as of December 31, 2005. Mr. Barton’s and Mr. Ford’s unexercised options listed in the table are exercisable at any time but, if exercised, the options are subject to a lapsing right of repurchase by us until the options are fully vested. Amounts presented under the caption “Value of Unexercised In-the-Money Options at December 31, 2005” are based on the closing price per share of our common stock on the Nasdaq National Market as of December 31, 2005 of $28.48 per share, less the exercise price payable for such shares, multiplied by the number of shares subject to the stock option, without taking into account any taxes that might be payable in connection with the transaction.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2005 (#)		Value of Unexercised In-the-Money Options at December 31, 2005 ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas K. Barton (1)	141,825	$2,459,246	691,508	—	$18,723,912	—
Todd R. Ford (1)	238,389	4,133,665	594,944	—	16,042,716	—
Giovanni Coglitore	—	—	—	—	—	—
Nikolai Gallo	—	—	—	—	—	—
William P. Garvey	—	—	2,916	88,750	45,665	$1,727,487
Thomas Gallivan	9,000	108,450	18,916	123,750	405,345	2,481,757
Nancy Dirgo	3,611	60,881	—	—	—	—

(1)	Stock option grants named in the table above may be exercised pursuant to an early exercise agreement.

Employment and Consulting Agreements

Thomas K. Barton

We entered into an employment agreement with Mr. Barton on December 23, 2002 having an initial term of five years and entered into an amendment of this agreement on September 1, 2005. The term may be extended by the mutual agreement of both parties. The agreement, as amended, provides for an annual base salary of $340,000, which is subject to increase at least once every 12 months upon review by our board of directors, as well as other customary benefits and terms. In addition, Mr. Barton is entitled to receive an annual bonus of up to $175,000, if he meets targets established by our board of directors. Pursuant to the terms of the agreement, Mr. Barton received a stock option to purchase 500,000 shares of our common stock at an exercise price of $0.714 per share and a stock option to purchase 333,333 shares of our common stock at an exercise price of $2.144 per share. Both options vested as to 20% of the shares underlying the option on December 23, 2003 and then vest equal monthly installments over the next four years thereafter.

In the event that we terminate Mr. Barton’s employment without cause or if he terminates his employment for good reason, Mr. Barton is entitled to receive severance equal to twelve months of salary and twelve months of continued medical benefits, in addition to twelve months of accelerated vesting of any outstanding options and a twelve-month period following termination to exercise those options. If Mr. Barton’s employment is terminated for any other reason, payment of his base salary will cease on his termination date.

Todd R. Ford

We entered into an employment agreement with Mr. Ford on December 23, 2002 having an initial term of five years and entered into an amendment of this agreement on September 1, 2005. The term may be extended by the mutual agreement of both parties. The agreement provides for an initial annual base salary of $260,500, which is subject to increase at least once every 12 months upon review by our board of directors, as well as other customary benefits and terms. In addition, Mr. Ford is entitled to receive an annual bonus of up to $100,000, if he meets targets established by our board of directors. Pursuant to the terms of the agreement, Mr. Ford received a stock option to purchase 500,000 shares of our common stock at an exercise price of $0.714 per share and a stock option to purchase 333,333 shares of our common stock at an exercise price of $2.144 per share. Both options vested as to 20% of the shares underlying the option on December 23, 2003 and then vest equal monthly installments over the next four years thereafter.

In the event that we terminate Mr. Ford’s employment without cause or if he terminates his employment for good reason, Mr. Ford is entitled to receive severance equal to twelve months of salary and twelve months of continued medical benefits, in addition to twelve months of accelerated vesting of any outstanding options and a twelve-month period following termination to exercise those options. If Mr. Ford’s employment is terminated for any other reason, payment of his base salary will cease on his termination date.

Giovanni Coglitore

We entered into an employment agreement with Mr. Coglitore on December 23, 2002 having an initial term of five years, and entered into an amendment of this agreement on November 16, 2005. The term may be extended by the mutual agreement of both parties. The agreement, as amended, provides for an initial annual base salary of $150,000, which increased to $200,000 as of January 1, 2006, and is subject to increase at least once every 12 months upon review by our board of directors, as well as other customary benefits and terms. Mr. Coglitore is also entitled to receive an annual bonus of up to $100,000 if he meets targets established by our board of directors. In addition, we are required to keep our medical insurance policy in place unless we are able to obtain other medical insurance that provides substantially similar coverage.

In the event that we terminate Mr. Coglitore’s employment without cause or if he terminates his employment for good reason, Mr. Coglitore is entitled to receive severance equal to 12 months of salary and continued medical benefits for 12 months if the termination occurs on or after May 15, 2006, and three months of salary and continued medical benefits for six months if the termination occurs prior to May 15, 2006.

Nikolai Gallo

We entered into an employment agreement with Mr. Gallo on December 23, 2002 having an initial term of five years, and entered into an amendment of this agreement on November 16, 2005. The term may be extended by the mutual agreement of both parties. The agreement, as amended, provides for an initial annual base salary of $150,000, which increased to $175,000 as of January 1, 2006 and is subject to increase at least once every 12 months upon review by our board of directors, as well as other customary benefits and terms. In addition, Mr. Gallo is entitled to receive an annual bonus of up to $75,000 if he meets targets established by our board of directors.

In the event that we terminate Mr. Gallo’s employment without cause or if he terminates his employment for good reason, Mr. Gallo is entitled to receive severance equal to six months of salary if the termination occurs on or after May 15, 2006, and three months of salary if the termination occurs prior to May 15, 2006, and continued medical benefits for six months. Mr. Gallo was our Chief Procurement Officer from December 2002 to November 2005 and is currently our Manager of Commodity Procurement.

William P. Garvey

We entered into an offer letter agreement with Mr. Garvey dated November 29, 2004. The offer letter provides for salary, bonus and stock option compensation terms, as well as other customary benefits and terms.

In the event that we terminate Mr. Garvey’s employment without cause, Mr. Garvey is entitled to receive severance payments of his base salary and COBRA premiums through the earlier of six months from the termination date or until Mr. Garvey commences full-time employment for another entity. In addition, within 12 months following a change of control, or an exchange of more than 50% of our equity securities in a transaction, if Mr. Garvey is terminated without cause, given a position with substantially less responsibility or required to relocate, Mr. Garvey is entitled to immediate vesting of all unvested shares.

Thomas Gallivan

We entered into an offer letter agreement with Mr. Gallivan dated September 8, 2004. The offer letter provides for salary, bonus and stock option compensation terms, as well as other customary benefits and terms.

Within 12 months following a change of control, or an exchange of more than 50% of our equity securities in a transaction, if Mr. Gallivan is terminated without cause, given a position with substantially less responsibility or required to relocate, Mr. Gallivan is entitled to immediate vesting of all unvested shares.

Change in Control Arrangements

A change of control is defined as a sale of all or substantially all of the assets of Rackable Systems or the transfer of outstanding equity securities of Rackable Systems such that after giving effect to such transfer, such acquiring party would own the right to elect a majority of the members of our board of directors. Mr. Barton’s and Mr. Ford’s outstanding unvested options shall immediately vest and become exercisable in full upon a change of control of Rackable Systems.

Except as otherwise described above, all options to purchase common stock issued to our named executive officers may be subject to accelerated vesting upon a change of control as described in the “Equity Compensation and Defined Contribution Plans” section below.

Compensation Committee Interlocks and Insider Participation

Prior to establishing the compensation committee, our board of directors as a whole made decisions relating to compensation of our executive officers. No current member of our compensation committee has been an officer or employee of ours. No member of our board of directors or our compensation committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables present information regarding the beneficial ownership of our common stock as of December 31, 2005 by:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;

•	each of our current directors;

•	each of our named executive officers; and

•	all our current directors and executive officers as a group.

Percentage ownership in the tables prior to this offering is determined using 23,040,449 shares of common stock outstanding as of December 31, 2005. Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise noted below, the address for each beneficial owner listed on the table is c/o Rackable Systems, Inc., 1933 Milmont Drive, Milpitas, California 95035.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable within 60 days of December 31, 2005. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. All of the options granted to Mr. Barton, Mr. Ford and each of our directors are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase until the options are fully-vested. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

	Shares of Common Stock Beneficially Owned
Beneficial Owner	Number	Percentage
5% Stockholders:
Entities affiliated with Parthenon Capital (1)	3,658,316	15.9%

Directors and Named Executive Officers:
Thomas K. Barton (2)	691,508	2.9
Giovanni Coglitore (3)	788,072	3.4
Todd R. Ford (4)	594,944	2.5
Nikolai Gallo (5)	788,073	3.4
William P. Garvey (6)	14,486	*
Thomas Gallivan (6)	23,707	*
Nancy Dirgo (7)	0	*
Gary A. Griffiths (6)	16,249	*
Michael J. Maulick (6)	16,249	*
Hagi Schwartz (6)	22,499	*
Ronald D. Verdoorn (6)	13,124	*
All current directors and executive officers as a group (10 persons) (8)	1,392,766	5.7%

*	Represents beneficial ownership of less than one percent of the outstanding shares of common stock.
(1)	Consists of 3,573,140 shares held by Parthenon Investors II, L.P., 30,301 shares held by PCIP Investors, and 54,875 shares held by J&R Founders’ Fund, L.P. The co-CEOs of Parthenon Capital, Mr. Ernest K. Jacquet and Mr. John C. Rutherford, each have beneficial ownership prior to this offering of (1) 3,573,140 shares of common stock held by Parthenon Investors II, L.P., through their indirect control of PCAP Partners II, LLC, the general partner of Parthenon Investors II, L.P., (2) 30,301 shares of common stock held by PCIP Investors, a general partnership of which they have control as general partners, and (3) 54,875 shares of common stock held by J&R Founders’ Fund, L.P., a limited partnership which they control through its general partner, J&R Advisors F.F., Inc. These individuals have shared voting and investment authority over these shares and disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein. The address for Parthenon Capital is 75 State Street, 26th floor, Boston, MA 02109.
(2)	Includes 691,508 shares issuable upon the exercise of options exercisable within 60 days after December 31, 2005.
(3)	Includes 3,666 shares held by Giovanni Coglitore, as custodian for Enzo Coglitore, under the California Uniform Transfers to Minors Act and 3,666 shares held by Giovanni Coglitore, as custodian for Katrina Coglitore, under the California Uniform Transfers to Minors Act. Mr. Coglitore received all of these shares from Old Rackable, which received these shares in connection with the sale of assets of Old Rackable to New Rackable, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Organization.”

(4)	Includes 594,944 shares issuable upon the exercise of options exercisable within 60 days after December 31, 2005.
(5)	Mr. Gallo received these shares from Old Rackable, which received these shares in connection with the sale of assets of Old Rackable to New Rackable, as more fully described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Organization.” Mr. Gallo ceased to be an executive officer on November 2, 2005.
(6)	Consists solely of shares issuable upon the exercise of options exercisable within 60 days after December 31, 2005.
(7)	Ms. Dirgo ceased to be an executive officer on October 24, 2005.
(8)	Represents shares issuable upon the exercise of stock options within 60 days after December 31, 2005. See footnotes 2, 4 and 6 above.

Item 13. Certain Relationships and Related Transactions

The following is a description of transactions in 2005 to which we have been a party, in which the amount involved in the transaction exceeds $60,000, and in which any of our directors, former or current executive officers or, to our knowledge, holders of more than 5% of our capital stock had or will have a direct or indirect material interest.

Preferred Stock Conversions

Immediately prior to our initial public offering in June 2005, Rackable Investments LLC, then our largest stockholder, converted all of the shares of our then outstanding Series A preferred stock and distributed the resulting shares to its members. Each share of Series A preferred stock converted into one share of Series B preferred stock, which at the closing of our initial public offering was redeemed for approximately $1.25 in cash, and approximately 0.467 shares of common stock. Mr. Barton, our chief executive officer, was a member of Rackable Investment LLC, and owned units representing 616,667 shares of our Series A preferred stock, and Mr. Ford, our chief financial officer, also was a member of Rackable Investment LLC and owned units in Rackable Investment LLC representing 283,333 shares of our Series A preferred stock. Entities affiliated with Parthenon Capital, currently our largest stockholder, owned in Rackable Investment LLC, representing 18,044,994 shares of our Series A preferred stock.

Warrant Agreement

In connection with the Rackable Purchase, described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Corporate Organization”, we entered into a warrant agreement under which we agreed to issue one or more warrants to GNJ, Inc. to purchase shares of our common stock at the closing of our initial public offering if specified targets were met. Giovanni Coglitore, who ceased to be a director and executive officer on January 25, 2006 and is currently our Chief Technology Officer, Nikolai Gallo, who ceased to be an executive officer on November 2, 2005 and is currently our Manager, Commodity Procurement, and Jack Randall, who resigned as an executive officer on October 26, 2005 and currently a consultant to us, each hold 32% of the outstanding stock of GNJ, Inc. In December 2004, we repurchased this warrant issuance obligation by entering into a sale of warrant agreement and promissory note arrangement with each of the former stockholders of Old Rackable (of which approximately 96% was allocated, collectively, to Messrs. Coglitore, Gallo and Randall) for an aggregate principal amount of $3,000,000. We repaid $1.5 million of the principal of these promissory notes on the closing of our initial public offering in June 2005 and the remainder in August 2005.

Stockholders Voting Agreement

We entered into a stockholders voting agreement in connection with the Rackable Purchase December that provided for voting rights relating to, among other things, the election of directors. This agreement terminated upon the closing of our initial public offering. We amended this agreement in February 2005 in connection with our agreement related to a Series A preferred stock redemption provision. See “Agreement Related to Series A Preferred Stock Redemption” below for further details.

Registration Agreement

The preferred stockholders described above and we have entered into an agreement and three amendments to such agreement pursuant to which these and other preferred stockholders and other common stockholders have registration rights with respect to their shares of common stock. The amendments have progressively redefined the order of priority among the holders of registration rights and our company in the event that not all shares can be included in an offering that the holders of registration rights and our company desire to include in the offering. The last of these amendments was primarily to define the rights of the holders specifically with respect to our public offering in December 2005.

Employment and Consulting Agreements

We have entered into employment agreements with our former and current executive officers. For more information regarding these agreements, see “Item 11—Executive Compensation.” We have also entered into a consulting agreement Jack Randall following his resignation as an executive officer. Mr. Randall resigned as Vice President of Information Systems on October 26, 2005 and is currently a consultant to us pursuant to a consulting agreement we entered into with Mr. Randall on November 17, 2005. Under this agreement, Mr. Randall will provide consulting services to us at a rate of $150 per hour to assist us with the maintenance, modification and operation of our existing ERP system and to assist us with the implementation of a new ERP system.

Founders Repurchase and Rights Agreement

In connection with the Rackable Purchase, we entered into a repurchase and rights agreement with Rackable Investment LLC and our founders (Mr. Coglitore, Mr. Gallo and Mr. Randall) which contains rights and obligations that included, among other things:

•	our right to repurchase a portion of the common stock held by our founders in the event that they compete with us or solicit our employees;

•	an obligation of our founders to consent to a sale of all of our assets if Rackable Investment LLC approves the sale;

•	the right of our founders to participate in certain transfers of common stock held by Rackable Investment LLC; and

•	the right of our founders to receive financial information from us, examine our books and records and attend meetings of our board of directors as observers.

In May 2005, we amended this agreement to terminate each of the above provisions.

In addition, the sale of a warrant agreement with Rackable Investment LLC and our founders described above includes a provision that has the effect of amending the founders repurchase and rights agreement to permit the founders to sell their shares pursuant to their piggy-back rights under the registration agreement described above, and to permit the founders to transfer the same percentage of their shares that Parthenon Investors II, L.P. transfers under Rule 144 of the federal securities laws. The terms of the repurchase and rights agreement prior to the amendment also contained transfer restrictions, including a requirement that our board must consent to any transfers of common stock by our founders. Under this agreement, as amended, transfers of common stock by our founders do not require the consent of our board. In November 2005, we further amended the founders repurchase and rights agreement, in connection with an amendment to the registration agreement previously described under “—Registration Agreement,” to eliminate the contractual restrictions remaining on our founders with respect to the number of shares that they may sell in any one period, other than during a further registered public offering by our company.

Stock Repurchases

In February 2005, we entered into stock repurchase agreements where we purchased from our founders an aggregate of 816,083 shares of our common stock at a purchase price of $7.35 per share, for an aggregate purchase price of $6.0 million.

Agreement Related to Series A Preferred Stock Redemption

In February 2005, we entered into an agreement with Rackable Investment LLC, under which Rackable Investment LLC gave up its right to take cash in lieu of common stock upon redemption of the Series A preferred stock held by it. In consideration for this, we agreed not to take a number of corporate actions without their consent, including establishing a number of terms of and consummating our initial public offering, and to amend the registration rights agreement to provide Rackable Investment LLC and other entities designated as holders of “registrable securities” with additional registration rights in the event of another offering, and amended the voting agreement with Rackable Investment LLC to clarify the provisions of that agreement and to establish that at any time prior to the closing of our initial public offering, Rackable Investment LLC, the founders and Rackable Systems will take all appropriate actions to cause the designees of Rackable Investment LLC, which shall constitute a majority of the members of the board of directors, and the designees of the founders, to be elected as directors.

Resignations from Our Board of Directors

On February 2, 2005, Brian Golson and Marc Rubin resigned from our board of directors. Brian Golson is a Partner and Marc Rubin is a Principal at Parthenon Capital, which controlled Rackable Investment LLC, the sole holder of our preferred stock until shortly prior to the closing of our initial public offering in June 2005.

On January 25, 2006, Giovanni Coglitore resigned from our board of directors. Mr. Coglitore co-founded the Company and is currently our Chief Technology Officer.

Reimbursement of Legal Expenses

On January 25, 2006, our compensation committee determined to reimburse the founders, Giovanni Coglitore, Nikolai Gallo and Jack Randall, for their legal expenses incurred in connection with our public offering that occurred in December 2005, collectively in the amount of approximately $43,000, plus an additional amount to address a portion of taxes on such reimbursement.

Item 14. Principal Accountant Fees and Services

Fees of Deloitte & Touche

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of our annual financial statements for 2005 and 2004, and fees billed for all other services rendered by the Deloitte Entities.

	Year Ended December 31,
	2005	2004
	(in thousands)
Audit fees (a)	$1,740	$528
Tax fees (b)	85	—

Total fees	$1,825	$528

(a)	Fees for audit services billed in 2004 and 2005 consisted of:

•	Audit of the Company’s annual financial statements.

•	Reviews of the Company’s quarterly financial statements.

•	Fees for services rendered in connection with the Company’s Form S-1 and Form S-8 filings.

•	Comfort letters, consents and other services related to Securities and Exchange Commission matters.

(b)	Fees for tax services billed in 2005 consisted of tax compliance, Federal and state income tax return assistance and tax advice.

Audit Committee Pre-Approval Policy

As required by Section 10A(i)(1) of the Exchange Act, all non-audit services to be performed by Rackable Systems’ principal accountants must be approved in advance by the Audit Committee of the Board of Directors, subject to certain exceptions relating to non-audit services accounting for less than five percent of the total fees paid to its principal accountants which are subsequently ratified by the Audit Committee (the De Minimus Exception). The Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre-approve such services provided the Chairperson report the details of the services to the full Audit Committee at its next regularly scheduled meeting and the fees for such services prior to such report to not exceed $50,000 in the aggregate. None of the non-audit services described above were performed pursuant to the De Minimus Exception during 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKABLE SYSTEMS, INC.

By:	/s/ TODD R. FORD
Todd R. Ford Executive Vice President of Operations and Chief Financial Officer

Dated: February 22, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Thomas K. Barton, Todd R. Ford and William P. Garvey, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS K. BARTON Thomas K. Barton	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2006

/s/ TODD R. FORD Todd R. Ford	Executive Vice President of Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2006

/s/ GARY A. GRIFFITHS Gary A. Griffiths	Director	February 22, 2006

Michael J. Maulick	Director

/S/ HAGI SCHWARTZ Hagi Schwartz	Director	February 22, 2006

/s/ RONALD D. VERDOORN Ronald D. Verdoorn	Director	February 22, 2006

EXHIBIT INDEX

Number	Description

2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant.(1)

3.1	Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(1)

4.1	Reference is made to Exhibits 3.1, and 3.2.

4.2	Form of Specimen Stock Certificate.(1)

10.1	Securities Purchase Agreement by and among the Registrant and the other purchasers set forth therein dated as of December 23, 2002, as amended through April 28, 2005.(1)

10.2	Registration Agreement, dated December 23, 2002, by and among the Registrant and certain investors and founders named therein.(1)

10.3	Amendment No. 1 to Registration Agreement, dated February 2, 2005, among the Registrant, Rackable Investment LLC and the founders named therein.(1)

10.4	Amendment No. 2 to Registration Agreement, dated May 19, 2005, among the Registrant, Rackable Investment LLC and the founders named therein.(1)

10.5	Founders Repurchase and Rights Agreement, dated December 23, 2002, by and among Registrant, GNJ, Inc. (f.k.a. Rackable Systems, Inc.), Rackable Investments LLC and the founders named therein.(1)

10.6	Amendment No. 1 to the Founders Repurchase and Rights Agreement, dated May 19, 2005, among the Registrant, Rackable Investments LLC and the founders named therein.(1)

10.7	Amendment to Registration Agreement and Founder Repurchase and Rights Agreement, dated November 16, 2005, by and among Registrant, Rackable Investment LLC, Parthenon Investors II, L.P. and the founders named therein.(4)

10.8	Company Warrant Agreement, dated December 23, 2002, by and among Registrant, GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Rackable Investment LLC.(1)

10.9	Agreement for Sale of Company Warrant Agreement, dated December 31, 2004, by and among the Registrant, Rackable Investment LLC and the founders named therein.(1)

10.10	Form of Indemnity Agreement entered into by Registrant with each of its directors and certain executive officers.(1) (6)

10.11	2002 Stock Option Plan and form of related agreements.(1) (6)

10.12	2005 Equity Incentive Plan and Form of Stock Option Agreement under the 2005 Equity Incentive Plan.(1) (6)

10.13	2005 Non-Employee Directors’ Stock Option Plan and Form of Nonstatutory Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan.(1) (6)

10.14	2005 Employee Stock Purchase Plan and Form of 2005 Employee Stock Purchase Plan Offering.(1) (6)

10.15	Lease Agreement, dated as of November 27, 2001, by and between the Registrant and EOP-Industrial Portfolio, L.L.C.(1)

10.16	First Amendment to Lease Agreement, dated as of April 22, 2004, by and between the Registrant and EOP-Industrial Portfolio, L.L.C.(1)

Number	Description

10.17	Second Amendment to Lease Agreement dated October 26, 2005, by and between Registrant and RREEF America Reit II Corp. (as successor in interest to EOP-Industrial Portfolio, L.L.C.).(4)

10.18	Loan and Security Agreement, as amended through April 12, 2005, by and between the Registrant and Silicon Valley Bank.(1)

10.19	Amendment to Loan Documents, dated August 30, 2005, by and between the Registrant and Silicon Valley Bank.(3)

10.20	Employment Agreement (and Option Agreement), dated as of December 23, 2002, by and between the Registrant and Thomas K. Barton.(1) (6)

10.21	First Amendment to the Employment Agreement, dated as of September 1, 2005, by and between the Registrant and Thomas K. Barton.(4) (6)

10.22	First Amendment to the Option Agreements, dated September 1, 2005, by and between the Registrant and Thomas K. Barton.(4) (6)

10.23	Employment Agreement (and Option Agreement), dated as of December 23, 2002, by and between the Registrant and Todd R. Ford.(1) (6)

10.24	First Amendment to the Employment Agreement, dated as of September 1, 2005, by and between the Registrant and Todd R. Ford.(4) (6)

10.25	First Amendment to the Option Agreements, dated September 1, 2005, by and between Registrant and Todd R. Ford.(4) (6)

10.26	Employment Agreement, dated as of December 23, 2002, by and between the Registrant and Giovanni Coglitore.(1) (6)

10.27	First Amendment to the Employment Agreement, dated November 16, 2005, by and between Registrant and Giovanni Coglitore.(4) (6)

10.28	Employment Agreement, dated as of December 23, 2002, by and between the Registrant and Nikolai Gallo.(1) (6)

10.29	First Amendment to the Employment Agreement, dated November 16, 2005, by and between Registrant and Nikolai Gallo.(4) (6)

10.30	Employment Agreement, dated as of December 23, 2002, by and between the Registrant and Jack Randall.(1) (6)

10.31	Consulting Agreement, dated as of November 16, 2005, by and between the Registrant and Jack Randall.(5) (6)

10.32	Deferred Compensation Agreement, dated as of December 23, 2002, by and between the Registrant and Thomas K. Barton.(1) (6)

10.33	Amendment to Deferred Compensation Agreement, dated as of September 30, 2004, by and between the Registrant and Thomas K. Barton.(1) (6)

10.34	Promissory Note, dated as of December 23, 2002, by Thomas K. Barton.(1) (6)

10.35	Deferred Compensation Agreement, dated as of December 23, 2002, by and between the Registrant and Todd R. Ford.(1) (6)

10.36	Amendment to Deferred Compensation Agreement, dated as of September 30, 2004, by and between the Registrant and Todd R. Ford.(1) (6)

10.37	Promissory Note, dated as of December 23, 2002, by Todd R. Ford.(1) (6)

Number	Description

10.38	Advisory Agreement, dated December 23, 2002, by and between the Registrant and Parthenon Capital, LLC.(1)

10.39	Termination Agreement, dated September 28, 2004, by and between the Registrant and Parthenon Capital, LLC.(1)

10.40	Executive Compensation Summary.(6)

10.41	Director Cash Compensation Arrangement.(4) (6)

10.42	Promissory Note dated December 31, 2004, issued by the Registrant to Giovanni Coglitore.(1)

10.43	Promissory Note dated December 31, 2004, issued by the Registrant to Nikolai Gallo.(1)

10.44	Promissory Note dated December 31, 2004, issued by the Registrant to Jack Randall.(1)

10.45	Stock Repurchase Agreement, dated February 2, 2005, between the Registrant and Giovanni Coglitore.(1)

10.46	Stock Repurchase Agreement, dated February 2, 2005, between the Registrant and Nikolai Gallo.(1)

10.47	Stock Repurchase Agreement, dated February 2, 2005, between the Registrant and Jack Randall.(1)

10.48	Offer letter, dated August 18, 2004, from the Registrant to Hagi Schwartz.(1) (6)

10.49	Offer letter, dated November 4, 2004, from the Registrant to Michael Maulick.(1) (6)

10.50	Offer letter, dated November 4, 2004, from the Registrant to Gary Griffiths.(1) (6)

10.51	Offer letter, dated September 8, 2004, from the Registrant to Tom Gallivan.(1) (6)

10.52	Offer letter dated March 18, 2005, from the Registrant to Ronald D. Verdoorn.(1) (6)

10.53	Stockholders’ Voting Agreement by and among the Registrant, Rackable Investment LLC, GNJ, Inc., and the founders named therein dated December 23, 2002.(1)

10.54	Repurchase Agreement, dated as of October 4, 2004 between the Registrant and Rackable Investment LLC.(1)

10.55	2006 New Recruit Equity Incentive Plan.(6) (7)

10.56	Form of Stock Option Agreement under the 2006 New Recruit Equity Incentive Plan.(6) (7)

10.57	Offer letter dated January 25, 2006 from the Registrant to Robert Weisickle.(6) (8)

10.58	Offer letter dated October 28, 2005 from the Registrant to Madhu Ranganathan.(6)

10.59	Offer letter dated November 29, 2004 from the Registrant to William P. Garvey.(6)

10.60	2006 Management Bonus Plan.(6)

21.1	Subsidiaries of the Company.(4)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (Included on the signature page hereto).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).**

(1)	Filed as the like-described exhibit to Rackable Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-122576), as filed with the Securities and Exchange Commission on February 4, 2005, as amended and incorporated herein by reference.

(2)	Filed as the like-described exhibit to Rackable Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission and incorporated herein by reference.
(3)	Filed as the like-described exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2005 and incorporated herein by reference.
(4)	Filed as the like-described exhibit to Rackable Systems, Inc.’s Registration Statement on Form S-1 (file No. 333-129573), as filed with the Securities and Exchange Commission on November 9, 2005, as amended and incorporated herein by reference.
(5)	Filed as the like-described exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2005 and incorporated herein by reference.
(6)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(7)	Filed as the like-described exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 30, 2006, and incorporated herein by reference.
(8)	Filed as the like-described exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2006, and incorporated herein by reference.
**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.