Form 10-Q
period 2006-04-01
Rackable Systems, Inc.
filed 2006-05-15
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2006, there were 27,679,823 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RACKABLE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	December 31, 2005	March 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,099	$136,744
Short-term investments	25,065	71,472
Accounts receivable	49,700	48,294
Inventories	40,649	60,034
Deferred income taxes	6,504	7,414
Deferred cost of sales	8,665	740
Prepaids and other current assets	4,111	8,461

Total current assets	163,793	333,159

PROPERTY AND EQUIPMENT—Net	2,588	3,490

INTANGIBLE ASSETS—Net	9,421	9,094

OTHER ASSETS	240	213

TOTAL	$176,042	$345,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$28,226	$49,887
Accrued expenses	7,434	6,720
Sales tax payable	857	821
Income taxes payable	3,179	—
Deferred revenue	11,771	2,880

Total current liabilities	51,467	60,308

DEFERRED INCOME TAXES	304	304

DEFERRED RENT	28	22

DEFERRED REVENUE	978	1,231

Total liabilities	52,777	61,865

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 120,000,000 shares authorized; 23,040,449 and 27,643,386 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	23	28
Additional paid-in capital	231,972	385,022
Deferred stock-based compensation	(1,805)	—
Accumulated other comprehensive income (loss)	1	(5)
Accumulated deficit	(106,926)	(100,954)

Total stockholders’ equity	123,265	284,091

TOTAL	$176,042	$345,956

See notes to condensed consolidated financial statements.

RACKABLE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
REVENUE	$30,489	$84,392
COST OF REVENUE (a)	24,562	64,898

GROSS PROFIT	5,927	19,494

OPERATING EXPENSES:
Research and development (a)	348	1,798
Sales and marketing (a)	2,981	4,848
General and administrative (a)	1,649	3,530

Total operating expenses	4,978	10,176

INCOME FROM OPERATIONS	949	9,318

OTHER INCOME (EXPENSE)—Net:
Change in fair value of embedded derivatives in preferred stock (Note 12)	(4,192)	—
Interest income	2	664
Interest expense	(782)	—
Other income—net	—	244

Total other income (expense)—net	(4,972)	908

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(4,023)	10,226

INCOME TAX PROVISION	(333)	(4,254)

NET INCOME (LOSS)	$(4,356)	$5,972

NET INCOME (LOSS) PER SHARE
Basic	$(0.84)	$0.25

Diluted	$(0.84)	$0.23

SHARES USED IN NET INCOME (LOSS) PER SHARE
Basic	5,205,699	24,274,396

Diluted	5,205,699	26,234,692

__________
(a) Includes charges for stock-based compensation:

Cost of revenue	$25	$706
Research and development	17	511
Sales and marketing	65	854
General and administrative	32	686

Total	$139	$2,757

See notes to condensed consolidated financial statements.

RACKABLE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,356)	$5,972

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	854	607
Provision for doubtful accounts receivable	6	20
Provision for inventory	787	—
Deferred income taxes	(495)	(910)
Accretion for preferred stock dividends recorded as interest expense	597	—
Stock-based compensation	139	2,757
Changes in fair value of embedded derivatives in preferred stock	4,192	—
Changes in operating assets and liabilities:
Accounts receivable	(14,499)	1,386
Inventories	(5,164)	(19,385)
Prepaids and other assets (exclusive of excess tax benefits of stock option exercises)	(485)	2,798
Prepaid asset relating to excess tax benefit of stock option exercises (Note 15)	—	(7,121)
Accounts payable	5,104	21,661
Sales tax payable	221	(36)
Accrued expenses	(281)	(719)
Income taxes payable	(931)	(3,179)
Deferred cost of sales	—	7,925
Deferred revenue	427	(8,638)

Net cash provided by (used in) operating activities	(13,884)	3,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for intangibles	—	(51)
Purchases of marketable securities	—	(62,961)
Proceeds from sales and maturities of marketable securities	—	16,548
Purchases of property and equipment	(186)	(1,131)

Net cash used in investing activities	(186)	(47,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit, net	5,462	—
Repurchase of common stock from Founders	(6,000)	—
Costs incurred in connection of initial public offering	(710)	—
Excess tax benefit of stock options exercised (Notes 2 and 15)	—	11,375
Proceeds from issuance of common stock upon ESPP purchase	—	829
Proceeds from issuance of common stock upon exercise of stock options	—	1,427
Proceeds from issuance of common stock upon follow on offering—net of issuance costs	—	138,471

Net cash provided by (used in) financing activities	(1,248)	152,102

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,318)	107,645

CASH AND CASH EQUIVALENTS—Beginning of period	17,111	29,099

CASH AND CASH EQUIVALENTS—End of period	$1,793	$136,744

NON CASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation related to stock option grants, net of cancellations	$400	$—

Increase to additional-paid in capital resulting from excess tax benefit of stock options exercised (Notes 2 and 15)	$—	$11,375

Reclassification of embedded derivatives in preferred stock to additional paid-in capital	$107,831	$—

Issuance of Common Stock as payment for accrued liabilities	$50	$—

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,760	$2,860

Cash paid for interest	$167	$—

See notes to condensed consolidated financial statements.

RACKABLE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with the generally accepted accounting principles in the United States of America have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2006.

If the last day of the calendar quarter does not end on a Saturday, Rackable Systems’ fiscal quarter ends on the first Saturday following the last day of the calendar quarter. To simplify the presentation, the interim periods are shown as ending on March 31, 2005 and 2006 although the interim periods actually ended on April 2, 2005 and April 1, 2006, respectively.

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

Unaudited Interim Financial Information—The interim financial information for the three months ended March 31, 2005 and 2006 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the interim financial information. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results for any subsequent periods.

Short-term Investments—Short term investments consist of investments in marketable debt securities, primarily U.S. Agency Notes, and Municipal Bonds. At March 31, 2006, all of Rackable Systems’ marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). Short-term investments consist of the following at December 31, 2005 and March 31, 2006 (in thousands):

As of December 31, 2005:	Purchased/ Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value

Municipal bonds	$12,096	$—	$—	$12,096
Federal Agency Notes	12,968	1	—	12,969

Total	$25,064	$1	$—	$25,065

As of March 31, 2006:	Purchased/ Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value

Municipal bonds	$58,686	$—	$—	$58,686
Federal Agency Notes	12,791	—	(5)	12,786

Total	$71,477	$—	$(5)	$71,472

Product Warranty—Rackable Systems’ warranty period for its products is generally one to three years. Rackable Systems accrues for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon Rackable Systems’ historical experience and is included in accrued expenses and cost of revenue. The amounts charged and accrued against the warranty reserve for three months ended March 31, 2005 and 2006 are as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Balance—beginning of period	$550	$726

Current period accrual	302	372
Warranty expenditures charged to accrual	(151)	(218)

Balance—end of period	$701	$880

Concentration of Credit Risk—Financial instruments that potentially subject Rackable Systems to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable from three customers accounted for 46%, 23% and 14% of total accounts receivable at December 31, 2005 and accounts receivable from two customers accounted for 51% and 25% of total accounts receivable at March 31, 2006.

Revenue from customers representing 10% or more of total revenue was as follows:

	Three Months Ended March 31,
	2005	2006
Customer A	27%	31%
Customer B	—%	30%
Customer C	—%	19%

Fair Value of Financial Instruments—The fair values of cash and cash equivalents reported in the accompanying balance sheets approximate their carrying value. Rackable Systems accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 138”). SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. These standards require that Rackable Systems record derivatives at their fair values on the balance sheet. Rackable Systems had two non-hedged derivatives embedded in its Series A mandatorily redeemable preferred stock at March 31, 2005 and none at March 31, 2006 (see Note 12). Changes in the fair value of these embedded derivatives are recognized in the Statements of Operations.

Statement of Cash Flows- Prior to the adoption of SFAS No. 123(R), Shared-Based Payment (“SFAS 123R”), the Company presented tax benefits related to the excess of tax deductions from employee’s exercises of stock options over the stock-based compensation cost recognized for those options as operating cash flows in the statement of cash flows. In accordance with SFAS 123R, such excess tax benefits are now classified as financing cash flows. During the three months ended March 31, 2006, the Company recorded $11.4 million of excess tax benefit from stock option exercises as financing cash flows.

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period, determined using the treasury stock method. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and the redemption or conversion of preferred stock, are included in diluted net income per share to the extent such shares are dilutive. Diluted net loss per share was the same as basic net loss per share for the three months ended March 31, 2005.

For the three months ended March 31, 2005, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive.

Recently Issued Accounting Standards—In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations. Financial instruments within the scope of SFAS 150 shall be initially measured at fair value and subsequently revalued with changes in value being reflected in interest cost. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. Upon the adoption of SFAS 150 on July 1, 2003, the Company reclassified the carrying amount of the Series A mandatorily redeemable preferred stock, including cumulative accretion to redemption value, from mezzanine debt to long-term liabilities. Accretion to redemption value subsequent to the adoption of SFAS 150 has been recorded to interest expense in the accompany Statements of Operations.

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

In June 2005, the FASB ratified the Emerging Issues Task Force Issue No. 05-06 “Determining the Amortization Period for Leasehold Improvements ” (“EITF 05-06”). EITF 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The Company does not believe the adoption of EITF 05-06 will have a material effect on its consolidated financial position, results of operations or cash flows.

3. STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

Rackable Systems adopted the 2005 Equity Incentive Plan (the “2005 Plan”) in April 2005. The 2005 Plan is the successor equity incentive program to the 2002 Stock Option Plan (the “2002 Plan”). The 2005 Plan became effective on June 9, 2005 and the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2005 Plan is 1,533,333 shares. The number of shares reserved for issuance under the 2005 Plan is subject to an annual increase on the first anniversary of the Company’s initial public offering and annually on each January 1st thereafter as defined in the 2005 Plan. In the three months ended March 31, 2006, Rackable Systems granted 227,000 options under the 2005 Plan.

Rackable Systems adopted the 2006 New Recruit Equity Incentive Plan (the “2006 Plan”) in January 2006 which allows the Company to grant nonstatutory stock awards for up to 1,000,000 shares of common stock. The 2006 Plan provides for the grant of the following Stock Awards: (i) nonstatutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards, and (vi) other stock awards. The exercise price of each nonstatutory stock option shall be not less than one hundred percent (100%) of the fair market value of the common stock subject to the option on the date the option is granted. Stock awards expire ten years from the date of grant, or such shorter period specified in the option agreement. In the three months ended March 31, 2006, Rackable Systems granted 418,000 options under the 2006 Plan.

Rackable Systems adopted the 2005 Employee Stock Purchase Plan (“2005 ESPP”) in April 2005. The 2005 ESPP became effective in June 2005 and the aggregate number of shares of common stock that may be initially issued pursuant to the 2005 ESPP is 400,000 shares. The number of shares of common stock reserved for the 2005 ESPP is subject to an annual increase on January 1st of each year as defined by the plan. On January 1, 2006 the total shares of common stock reserved for the 2005 ESPP was increased by 230,404 shares. There were 80,907 shares issued under the 2005 ESPP on February 14, 2006.

In connection with the stock options granted to employees under the 2002 Plan, Rackable Systems recorded cumulative deferred stock-based compensation, net of cancellations, of $2.7 million, which represents the difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes on the grant date. Compensation costs for the portion of awards for which the required service period has not been rendered (such as unvested options) that were outstanding as of December 31, 2005 shall be recognized as the remaining required services are rendered. The compensation costs relating to unvested awards is based on the grant date fair value of those awards as calculated under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), adjusted for forfeitures as required by SFAS No. 123(R), Share-Based Payment.

Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS 123. The Company recognized stock-based compensation cost in its statement of operations for periods prior to January 1, 2006 for certain options granted prior to the Company’s initial public offering of its common stock in June 2005 based upon the intrinsic value, the difference between the deemed fair value of the Company’s common stock and the exercise price at the date of the grant.

On December 16, 2004, the FASB issued SFAS 123R which eliminates the alternative of applying the intrinsic value measurement provisions of APB 25 to stock compensation awards issued to employees. The new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

SFAS 123R was effective for the Company’s fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that was outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. Additionally, under SFAS 123R, the 2005 ESPP is considered a compensatory plan, which requires the recognition of compensation cost for grants made under the ESPP. The Company recognizes compensation expense for all share-based payment awards on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

The pro forma effects on net loss and net loss per share for the quarter ended March 31, 2005, if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are as follows (in thousands):

2005
Net loss	$(4,356)
Employee stock-based compensation as reported	139
Stock-based compensation determined under the fair value based method for all awards—net of tax	(527)

Pro forma net loss	$(4,744)

Basic and diluted net loss per share – as reported	$(0.84)

Basic and diluted net loss per share – pro forma	$(0.91)

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $2.6 million and $1.5 million, respectively, lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per share for the three months ended March 31, 2006 would have been $0.06 and $0.06 higher, respectively, if the Company had not adopted SFAS 123R. In addition, for the quarter ended March 31, 2006, cash flows from operating activities would have been $11.4 million higher and cash flows from financing activities would have been $11.4 million lower had the Company not adopted SFAS 123R.

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a multiple option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on an analysis of the relevant industry sector post-vest termination rates and the exercise factors.

Expected Volatility—Expected volatility for purposes of pro forma disclosures under SFAS No. 123 for the quarter ended March 31, 2005, were based on the stock volatilities of the Company’s peer group because the Company’s stock was not publicly-traded during that quarter. Upon the adoption of SFAS 123R, the Company reevaluated the assumptions used to estimate volatility, and determined that it would use a combination of the implied and historical volatility for both the Company and its peer group.

Expected Dividend—The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input which is not applicable to the Company.

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities.

Estimated Forfeitures—The estimated forfeiture rate was based on an analysis of the relevant industry sector pre-vest termination rate due to the fact that the Company’s historical forfeiture rates were unusually low, approximately 2%, given that a substantial portion of the Company’s stock options were granted subsequent to its initial public offering in June 2005.

Fair Value—The fair value of the Company’s stock options granted to employees for the three months ended March 31, 2006 was estimated using the following weighted-average assumptions:

March 31, 2006
Option Plan Shares
Expected term (in years)	5.55
Volatility	0.56
Expected dividend	—
Risk-free interest rate	4.7%
Estimated annual forfeitures	8.3%
Weighted-average fair value	$19.65

ESPP Shares
Expected term (in years)	0.5 –1.0
Volatility	0.49
Expected dividend	—
Risk-free interest rate	4.7%
Weighted-average fair value	$14.25

Stock Compensation Expense

Stock Compensation Expense— The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations, and the recognized tax benefit related thereto, for the three months ended March 31, 2006.

Cost of revenue	$706
Research and development	511
Selling and marketing	854
General and administrative	686
Income tax benefit	(1,147)

Total	$1,610

As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options and Awards Activities

The following is a summary of option activity for our stock option plans (in thousand, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2005	3,506,778	$7.30
Granted	645,000	$36.31
Exercised	(786,180)	$2.80	n/a
Forfeitures and cancellations	(27,332)	$11.67	n/a

Outstanding at March 31, 2006	3,338,266	$13.93	8.64

Vested and expected to vest at March 31, 2006	2,969,295	$13.48	8.64

Exercisable at March 31, 2006	392,878	$5.16	7.54

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $19.65. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $2.8 million. The total intrinsic value of options outstanding at March 31, 2006 was $114.5 million. The total intrinsic value of options vested and expected to vest at March 31, 2006 was $103.2 million.

As of March 31, 2006, there was $18.4 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 1.59 years.

At March 31, 2006, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP but not yet recognized was approximately $886,000. This cost will be amortized on a straight-line basis over a period of approximately 1.9 years.

The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP during the three months ended March 31, 2006.

Purchase date	February 14, 2006
Shares issued	80,907
Weighted-average purchase price per share	$10.24

4. COMPREHENSIVE INCOME

Rackable Systems’ comprehensive income is comprised of net income and unrealized losses on marketable securities classified as available-for-sale. The net unrealized gains/(losses) on marketable securities was $1,000 and ($5,000) for the year ended December 31, 2005 and for the three months ended March 31, 2006, respectively.

5. DEFERRED REVENUE AND DEFERRED COST OF GOODS SOLD

Rackable Systems accounts for its revenue under the provisions of SAB No. 104, Revenue Recognition in Financial Statements. Under the provisions of SAB No. 104, revenue is recorded at the later of the time of shipment when title and risk of loss passes to the customer or when customer acceptance periods expire, generally within 15 days of receipt by the customer. At March 31, 2006, Rackable Systems had deferred revenue and related deferred product costs of $1.0 million and $740,000, respectively, related to shipments to customers pending acceptances. In addition, at March 31, 2006, Rackable Systems had deferred revenue of approximately $0.5 million associated with customer orders and payments that were received but for which the products had not yet been shipped. At December 31, 2005, Rackable Systems had deferred revenue and related deferred product costs of $5.3 million and $4.5 million, respectively, related to shipments to customers pending acceptances. Rackable Systems also deferred $5.4 million relating to a sale to a customer for systems shipped uncompleted, at the request of the customer, as of December 31, 2005. Deferred cost of sales for the uncompleted shipments was approximately $4.2 million as of December 31, 2005 and are included in current assets. The remaining deferred revenue of $2.6 million at March 31, 2006 and $2.1 million at December 31, 2005, pertains to revenue from extended warranty arrangements that are recognized ratably over the warranty period and professional support services which had not been completed as of the balance sheet dates.

6. INVENTORIES

Inventories consist of the following (in thousands):

	December 31, 2005	March 31, 2006
Finished goods	$3,980	$4,217
Evaluation units, net	828	1,364
Work in process	8,111	23,216
Raw materials	31,635	35,138
Reserves	(3,905)	(3,901)

Total inventories	$40,649	$60,034

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31, 2005	March 31, 2006
Leasehold improvements	$415	$524
Manufacturing equipment	506	720
Furniture and fixtures	310	326
Computer equipment	1,754	2,143
Construction in progress	572	955
Vehicles	98	118

	3,655	4,786
Less accumulated depreciation and amortization	(1,067)	(1,296)

Property and equipment, net	$2,588	$3,490

Depreciation and amortization of property and equipment totaled $131,000 and $229,000 for the three months ended March 31, 2005 and 2006, respectively.

8. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	December 31, 2005	March 31, 2006
Intangible assets subject to amortization:
Patents	$4,738	$4,789
Customer list	2,791	2,791
Customer backlog	156	156
Other	25	25

	7,710	7,761
Accumulated amortization	(4,597)	(4,975)

Amortized intangible assets, net	3,113	2,786

Intangible assets not subject to amortization:
Goodwill	2,821	2,821
Tradename	3,487	3,487

	6,308	6,308

Total intangible assets, net	$9,421	$9,094

Amortization expense for customer list, patents and other intangibles was as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Customer list	$140	$140
Patents	230	236
Other	—	2

Total	$370	$378

The Company considers all goodwill to be related to the high density compute server segment.

9. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2005	March 31, 2006
Accrued commission	$1,204	$1,001
Accrued payroll and related expenses	2,802	2,020
Accrued warranty	726	880
Accrued estimated sales and use tax payable	1,150	1,150
Other accrued expenses	1,552	1,669

Total accrued expenses	$7,434	$6,720

10. BORROWINGS UNDER LINE OF CREDIT

Rackable Systems has a line of credit agreement with a bank that provides for borrowings not to exceed the lesser of $20,000,000 or the sum of 80% of eligible accounts receivable and loans from the bank in the aggregate principal amount of $10,000,000, provided that such loans shall only be available as long as Rackable Systems maintains profitability in each of the two preceding fiscal quarters, less the amount of all outstanding letters of credit, foreign exchange reserves and all amounts utilized for cash management services. The line of credit agreement matures on August 30, 2006 and provides an aggregate sub-limit of $5,000,000 for letters of credit, cash management services and reserves, as defined, and foreign exchange contracts. Borrowings under the line of credit bear interest at prime. The line of credit agreement contains financial covenants that specify minimum profitability and tangible net worth requirements. There were no borrowings under the line of credit at December 31, 2005 and at March 31, 2006. There was $20,000,000 available for borrowings under the line of credit at March 31, 2006.

11. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with Rackable Systems’ initial public offering of its common stock, the sole holder of Rackable Systems’ Series A redeemable preferred stock elected, pursuant to the terms thereof, to convert each share of Series A preferred stock into conversion units, each conversion unit consisting of one share of Series B redeemable preferred stock and 0.467 shares of common stock (a “Conversion Unit”), and then immediately distribute the shares of Series B preferred stock and common stock to its members. Upon the closing of Rackable Systems’ initial public offering of its common stock in June 2005, each share of Series B preferred stock was redeemed for cash. Consequently, Rackable Systems issued 9,016,000 shares of common stock and paid $24,738,000 to the Series B preferred stockholders. As of December 31, 2005 and March 31, 2006, there were no outstanding shares of preferred stock.

Effective July 1, 2003, upon the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, Rackable Systems reclassified the aggregate carrying value of Series A preferred stock at that date, totaling approximately $21,400,000, net of deferred compensation of $1,839,000 associated with 800,000 shares of Series A preferred stock issued to two company executives, to long-term liabilities. Subsequent to the adoption of SFAS No. 150, Rackable Systems recorded accretion for preferred stock dividends of approximately $597,000 and $0, for the three months ended March 31, 2005 and 2006, respectively, which is included as a component of interest expense in the condensed consolidated statements of operations.

12. EMBEDDED DERIVATIVES IN PREFERRED STOCK

The Series A preferred stock redemption feature that provides for settlement of the common stock portion of the Conversion Unit in cash at the option of the holder effectively provides the holder of Series A preferred stock with a call option that is considered an embedded call option derivative under SFAS No. 133. Consequently, the common stock portion of the Conversion Unit must be bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded call option was approximately $3,763,000, recorded as a liability at the date of issuance, reducing the recorded value of Series A preferred stock. On February 13, 2003 (second issuance date), the fair value of the embedded call option was approximately $412,000, recorded as a liability at the second issuance date, reducing the recorded value of the second issuance of Series A preferred stock. In accordance with the provisions of SFAS No. 133, Rackable Systems is required to adjust the carrying value of such embedded call option to fair value at each reporting date and recognize the change in fair value in the Statement of Operations. As a result Rackable Systems recognized expense of approximately

$4,204,000 and $0 for the three months ended March 31, 2005 and 2006, respectively, recorded as a component of changes in fair value of embedded derivatives in preferred stock in the Statements of Operations. At December 31, 2005 and March 31, 2006, the estimated fair value of the embedded call option was $0. In February 2005, Rackable Investment LLC, the sole holder of all outstanding shares Series A preferred stock, relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. As a result, because the common stock portion of the conversion unit can only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash ($107,831,000) was reclassified from liabilities to additional paid-in capital.

The Series A preferred stock redemption feature that provided for redemption at the greater of (i) the face value (plus any accumulated or accrued but unpaid dividends thereon) or (ii) product of the face value multiplied by 1.25 effectively provided the holders of the Series A preferred stock with a put option that was considered an embedded derivative under SFAS No. 133. Consequently the embedded put option was bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded put option was $128,000, recorded as a liability at the date of issuance, reducing the recorded value of the Series A preferred stock. On February 13, 2003 (second issuance date), the fair value of the embedded derivative was insignificant. In accordance with the provisions of SFAS No. 133, Rackable Systems was required to adjust the carrying value of the embedded put option to fair value at each reporting date and recognize the change in fair value in the Statement of Operations. At December 31, 2005 and March 31, 2006, the estimated fair value of the put option in the Series A preferred stock was $0. As a result, during the three months ended March 31, 2005 and 2006, Rackable Systems recognized income of approximately $12,000 and $0, respectively, recorded as a component of changes in fair value of embedded derivatives in preferred stock in the Consolidated Statements of Operations.

13. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements—The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry- standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of March 31, 2006. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of March 31, 2006.

General—From time to time, the Company is party to certain other claims and legal proceedings that arise in the course of business. There are no such matters at March 31, 2006 which, in the opinion of management, will have a material adverse effect on the Company’s financial position or results of operations.

14. STOCKHOLDERS’ EQUITY

The Company has reserved the following shares of authorized but unissued common stock as of March 31, 2006:

Options available for grant under stock option plans	714,743
Employee stock purchase plan	549,497
Options issued and outstanding under stock option plans	3,338,266

Total	4,602,506

In March 2006, Rackable Systems completed a second follow-on public offering. Aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and issuance costs, were approximately $138.5 million.

15. INCOME TAXES

Provisions for income taxes were $333,000 and $4.3 million for the three months ended March 31, 2005 and 2006, respectively. The effective tax rate for the three months ended March 31, 2005 differs from the statutory income tax rate mainly due to permanent tax differences associated with the accounting for embedded derivatives and preferred stock dividends recorded as interest expense. The effective tax rate approximates the statutory income tax rate for the three months ended March 31, 2006.

In the first quarter of 2006, the Company recorded a tax benefit of approximately $11.4 million as an addition to additional paid in capital related to a tax benefit resulting from excess option deductions of approximately $27.9 million which are taxed at a statutory tax rate of 40.75%.

During the three months ended March 31, 2006, the Company recorded $11.4 million of excess tax benefits related to stock option exercises as a financing cash inflow and a change to prepaids and other assets of approximately $7.1 million associated with the benefit from the excess tax deductions as an operating cash outflow. In addition, the tax provision of approximately $4.3 million for the quarter ended March 31, 2006 was recorded through the increase in additional paid-in capital associated with the excess tax benefits associated with stock option exercises.

16. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

Rackable Systems is managed by its executive officers in Milpitas, California and has no long-lived assets outside of the United States. Rackable Systems operates in two reportable business segments: the design, developing and marketing of customized high-density compute servers and high-capacity storage systems. Rackable Systems’ chief operating decision maker is the CEO. Sales revenue from both domestic and international customers, and on a percentage basis by country, (based on the address of the customer on the invoice) was as follows:

	Three Months Ended March 31,
	2005	2006
Domestic revenue	$30,236	$67,702
International revenue	253	16,690

Total revenue	$30,489	$84,392

Revenue by country:
United States	99%	80%
Ireland	—	18%
Luxembourg	—	1%
Others	1%	1%

Total	100%	100%

Sales revenue for the high-density compute server and high-capacity storage system segments for the three months ended March 31, 2005 and 2006 (in thousands):

	Three Months Ended March 31,
	2005	2006
Compute servers	$28,709	$78,794
Storage systems	1,780	5,598

Total revenue	$30,489	$84,392

Revenue for the compute servers segment includes two product lines (Foundation Series and Scale Out Series). The storage segment includes only one product line (Foundation Series Storage Server). Revenue by product line for the three months ended March 31, 2005 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Foundation Series Compute Server	$24,077	$74,026
Scale Out Series Compute Server	4,632	4,768
Foundation Series Storage Server	1,780	5,598

Total gross revenue	$30,489	$84,392

Cost of revenue information by segment and product line is not available. Accordingly, only revenue by segment is reported.

17. RELATED PARTY TRANSACTIONS

In February 2005, the Company entered into an agreement with Rackable Investment LLC, the Company’s controlling stockholder, in which Rackable Investment LLC gave up its right to take cash in lieu of common stock upon redemption of the Series A preferred stock held by it. In consideration for this, the Company agreed (1) not to take a number of corporate actions without Rackable Investment LLC’s consent, including pricing or consummating a contemplated initial public offering, (2) to amend the registration rights agreement between the Company and Rackable Investment LLC and the Company’s founders that provides Rackable Investment LLC with additional registration rights in the event of another offering, and (3) to amend the voting agreement with Rackable Investment LLC to clarify the provisions of that agreement. As a result, the carrying amount of the embedded derivative related to the common stock conversion unit of the Series A preferred stock was reclassified to additional paid-in capital in February 2005 (Note 12).

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

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2005, contained the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2006.

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

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. Our Foundation Series compute server uses our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. Sales of our Foundation Series compute servers in the first quarters of 2005 and 2006 accounted for 84% and 94% of our compute server revenue, respectively. In August 2004, we expanded our product line to include the Scale Out Series of compute servers as an additional offering in our product line, which we designed to further increase density levels, improve thermal management, and enhance cable management and system serviceability. Our Scale Out Series revenue for the first quarters of 2005 and 2006 accounted for 16% and 6% of our compute server revenue, respectively. Our compute servers represented approximately 94% and 93% of our first quarter 2005 and 2006 revenue, respectively. We also offer low-cost, high-capacity storage systems, which leverage many of our core server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. Our storage servers represented approximately 6% and 7% of our first quarter of 2005 and 2006 revenue, respectively.

We market our systems primarily through our direct sales force predominantly to enterprises within the United States. In the first quarters of 2005 and 2006, international sales were 1% and 20% of our sales. We are in the early stages of developing an international sales and operational presence, focusing initially on Ireland and China. We expect international sales as a percent of total sales to be less than 20% for the full year 2006. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens or hundreds of terabytes of storage per year. To date, we have sold our products to over 250 customers. We have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas exploration and biotechnology and pharmaceuticals.

In June 2005, we completed our initial public offering. Aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and issuance costs, were approximately $67.4 million. We used $27.7 million of the offering proceeds to redeem all of our outstanding shares of preferred stock and to repay the promissory notes and accrued interest of approximately $3.0 million previously issued to our founders. In addition, we used $14.1 million of the offering proceeds to repay our line of credit with Silicon Valley Bank. In December 2005, we completed a follow-on public offering, and aggregate net proceeds to us from that offering, after deducting underwriting discounts and commissions, and issuance costs, were approximately $46.2 million. In March 2006, we completed a second follow-on public offering. Aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and issuance costs, were approximately $138.5 million.

Fiscal Periods

If the last day of the calendar quarter does not end on a Saturday, our fiscal quarter ends on the first Saturday following the last day of the calendar quarter. For presentation purposes, we refer to the end of the quarter and year as the last day of the calendar quarter and year. Consequently, references to interim periods in this discussion as ending on March 31, 2005 and 2006, actually ended on April 2, 2005 and April 1, 2006, respectively. Our fiscal year ended on December 31, 2005.

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

The shares of Series A preferred stock were redeemable for, or convertible into, Series B preferred stock and common stock. The Series B preferred stock was redeemable for cash. In connection with our initial public offering, the holder of the Series A preferred stock, Rackable Investment LLC, converted all of the shares of Series A preferred stock into Series B preferred stock and common stock, and we redeemed the Series B preferred stock for cash. The redemption feature for the cash portion provided for redemption at the amount equal to the purchase price plus any accumulated or accrued but unpaid dividends, but no less than 125% of the purchase price. This effectively provided the holders of the Series A preferred stock with a put option that was considered an embedded derivative under SFAS No. 133. Consequently the embedded put option was bifurcated and accounted for separately. In addition, under our certificate of incorporation at the time, the holders of the Series A preferred stock had the option to take cash in lieu of the common stock issuable upon redemption of the Series A preferred stock, valued at fair market value. In accordance with the provisions of SFAS No. 133, we adjusted the carrying value of this embedded call option derivative to fair value at each reporting date and recognized the change in fair value in the statements of operations. We determined the fair value of the embedded call option derivative based upon the fair value of the underlying common stock.

In February 2005, the holder of the Series A preferred stock relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. As a result, because the common stock portion of the conversion unit could only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash, $107.8 million, was reclassified from liabilities to additional paid-in capital. For the three months ended March 31, 2005 the change in the fair value of the embedded derivative was $4.2 million. In connection with the closing of our initial public offering and redemption of our outstanding shares of preferred stock, we eliminated the Series A and B preferred stock from our authorized capital stock.

For a discussion of our other critical accounting policies, see “Critical Accounting Policies, Significant Judgments and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2006.

Results of Operations

The following table sets forth our financial results, as a percentage of revenue, for the three months ended March 31, 2005 and 2006.

	Three Months Ended March 31,
	2005	2006
Revenue	100.0%	100.0%
Cost of revenue	80.6%	76.9%

Gross margin	19.4%	23.1%

Operating expenses:
Research and development	1.1%	2.1%
Sales and marketing	9.8%	5.8%
General and administrative	5.4%	4.2%

Total operating expenses	16.3%	12.1%

Income from operations	3.1%	11.0%

Other income (expense):
Change in fair value of embedded derivatives in preferred stock	(13.7)%	—
Interest income	—	0.8%
Interest expense	(2.6)%	—
Other income, net	—	0.3%

Total other income (expense), net	(16.3)%	1.1%

Income (loss) before income tax provision	(13.2)%	12.1%
Income tax provision	(1.1)%	(5.0)%

Net income (loss)	(14.3)%	7.1%

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenue. Revenue increased $53.9 million, or 177%, to $84.4 million for the three months ended March 31, 2006 compared to $30.5 million for the three months ended March 31, 2005. Revenue growth was primarily a result of an increase in units sold in the first quarter of 2006 compared to the first quarter of 2005. Sales during the first quarter of 2006 were to repeat customers as well as new customers, resulting in an increase in our customer base. Approximately 96% of our revenue in the first quarter of 2006 was attributable to sales to customers that had also purchased our products in 2005. In general we expect average selling prices for similar products to decline over time as our products mature in the market and are replaced with new products with increased performance and superior features. The introduction of new product lines, depending upon configurations, could temporarily increase our average selling prices. In general, however, the average selling prices of server and storage systems have historically decreased over time. Service revenue was less than 1% of total revenue for the three months ended March 31, 2006 and 2005.

Cost of revenue and gross profit. Cost of revenue increased $40.3 million, or 164%, to $64.9 million for the three months ended March 31, 2006 compared to $24.6 million for the three months ended 2005. Cost of product revenue primarily consists of the costs to manufacture our finished products and the costs we pay to our suppliers for processors, memory and other components used in our systems. Our costs to manufacture products include both the cost of our in-house manufacturing organization as well as the cost of our third-party contract manufacturers. The increase in cost of revenue was due primarily to the material cost resulting from the increase in units sold, increased investment across our manufacturing and service and support functions and the effect of stock-based compensation expenses under SFAS 123R.

Gross profit increased $13.6 million, or 229%, to $19.5 million for the three months ended March 31, 2006 compared to $5.9 million for the three months ended March 31, 2005. Gross profit as a percentage of net revenue improved to 23.1% for the three months ended March 31, 2006 compared to 19.4% for the three months ended March 31, 2005. The improvement in gross profit and gross margin was primarily attributable to economies of scale from higher production volumes, and slightly higher proportion of storage server sales which on average have higher gross margins than our compute servers. The improvement was partially offset by higher stock-based compensation expense from the adoption of SFAS 123R in the first quarter of 2006. Cost of revenue reflected stock-based compensation charge of $706,000 for the three months ended March 31, 2006 compared to a charge of $25,000 for the three months ended March 31, 2005.

Research and development expense. Research and development expense increased $1.5 million, or 417%, to $1.8 million for the three months ended March 31, 2006 compared to $348,000 for the three months ended March 31, 2005. Payroll, bonuses and related fringe benefits accounted for $665,000 of the increase and were due to an increase in headcount and realignment of a technical sales group into engineering functions. Materials and professional service expenses also increased $125,000 and $51,000 respectively due to an increase in ongoing engineering activities. Given the additional headcount, facility allocation expense increased $45,000. In addition, with the adoption of SFAS 123R in the first quarter of 2006, charges due to stock-based compensation were $511,000 for the three months ended March 31, 2006 compared to $17,000 for the three months ended March 31, 2005. We expect research and development expense to increase, in absolute dollars, in future periods as we expand our research and development organization.

Sales and marketing expense. Sales and marketing expense increased $1.8 million, or 63%, to $4.8 million for the three months ended March 31, 2006 compared to $3.0 million for the three months ended March 31, 2005. Payroll, bonuses and related fringe benefits accounted for $412,000 of the increase and were due to an increase in headcount. As a result of higher sales, commission expense accounted for $615,000 of the increase. With increased marketing activities, advertising and public relation expense increased $85,000. In addition, as a result of the adoption of SFAS 123R in the first quarter of 2006, charges due to stock-based compensation under SFAS 123R were $855,000 for the three months ended March 31, 2006 compared to $65,000 for the three months ended March 31, 2005.

General and administrative expense. General and administrative expense increased $1.9 million, or 112%, to $3.5 million for the three months ended March 31, 2006 compared to $1.6 million for the three months ended March 31, 2005. Payroll, bonuses and related fringe benefits accounted for $397,000 of the increase and were due to an increase in headcount and change in management compensation. As a result of being a public company, audit and tax services, professional services and insurance expenses increased $244,000, $191,000 and $102,000 respectively. With the adoption of SFAS 123R, charges due to stock-based compensation were $686,000 for the three months ended March 31, 2006 compared to $32,000 for the three months ended March 31, 2005.

Change in fair value of embedded derivatives. For the three months ended March 31, 2006, there was no expense related to change in fair value of embedded derivatives as compared to $4.2 million for the three months ended March 31, 2005. The decrease was the result of the cessation of derivative accounting associated with our preferred stock in February 2005. See “Accounting for Fair Value of Embedded Derivatives” in “Company Overview” for additional details.

Interest income. Interest income increased $662,000 to $664,000 for the three months ended March 31, 2006 compared to $2,000 for the three months ended March 31, 2005. This increase was due to higher average cash, cash equivalents and short-term investment balances given the proceeds from our initial public offering in June 2005 and our follow-on offerings in December 2005 and March 2006.

Interest expense. There was no interest expense for the three months ended March 31, 2006 compared to $782,000 for the three months ended March 31, 2005. The decrease was primarily related to redemption of our mandatorily redeemable preferred stock in June 2005 in connection with our initial public offering. In addition, with the proceeds from our initial public offering and follow-on offerings, we eliminated borrowings under our line of credit facility.

Other income-net. Other income-net was $244,000 for the three months ended March 31, 2006 compared to $0 for the three months ended March 31, 2005. The 2006 other income primarily related to a foreign exchange gain of approximately $248,000 recorded during the first quarter of 2006 with respect to cash balances arising from our international customer collections.

Provision for income taxes. Provision for income taxes for the three months ended March 31, 2006 was $4.3 million compared to $333,000 for the three months ended March 31, 2005. The effective tax rate differed from the statutory income tax rate for the quarter ended March 31, 2005 mainly due to permanent tax differences associated with our accounting for embedded derivates and preferred stock dividends recorded as interest expense. The effective tax rate approximated the statutory income tax rate for the three months ended March 31, 2006.

Stock based compensation. Stock-based compensation expense increased $2.6 million to $2.8 million for the three months ended March 31, 2006 compared to $139,000 for the three months ended March 31, 2005. The reason for the increase is the adoption of SFAS 123R effective January 1, 2006. The adoption of SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and non-employees including employee stock options and employee stock purchases based on estimated fair value. Prior to 2006, we used the intrinsic-value method of accounting for stock based compensation arrangements for employees, directors and non-employees. Under the intrinsic-value method of accounting for stock based compensation, we recognized compensation cost to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant.

Liquidity and Capital Resources

Liquidity

We ended the first quarter of 2006 with $208.2 million in cash and cash equivalents and short-term investments as compared to $54.2 million at December 31, 2005, an increase of $154.0 million from three months ago. This increase was primarily due to $138.5 million net proceeds raised from the issuance of common stock in connection with our follow-on offering completed in March 2006 and $2.3 million of proceeds from the issuance of common stock from stock option exercises and our ESPP program. We expect to finance our operations for the next twelve months primarily through available operating cash flows and cash reserves. There was $20,000,000 available for borrowings under the line of credit at March 31, 2006. We plan to invest a large portion of our available cash in highly liquid, short-term investment grade government and agency debt securities.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2006 was $3.1 million, as compared to net cash of $13.9 million used in operating activities for the three months ended March 31, 2005. For the three months ended March 31, 2006, the $21.7 million increase in our accounts payable was partially offset by an increase in inventory balances of $19.4 million. The increase in inventory was mainly due to higher beginning backlog and work in progress at March 31, 2006 compared to March 31, 2005. Our income before taxes for the three months ended March 31, 2006 was reduced by $2.8 million of non-cash charges for stock based compensation. For the three months ended March 31, 2005, net cash used in operating activities of $13.9 million resulted from a net loss of $4.4 million that was partially offset by $4.2 million of non-cash charges pertaining to changes in fair value of embedded derivatives. In addition, for the three months ended March 31, 2005, cash was used in operating activities to fund net working capital increases in accounts receivable of $14.5 million and inventory of $5.2 million. These were partially offset by an increase in accounts payable of $5.1 million.

Prior to the adoption of SFAS 123R, we presented as operating cash flows the tax benefits from option exercises related to the excess of tax deductions from employees exercises of stock options over the related stock-based compensation cost recognized for financial reporting purposes. In accordance with SFAS 123R, such tax benefits are classified as financing cash flows. During the three months ended March 31, 2006, we recorded $11.4 million of excess tax benefits related to stock option exercises as financing cash inflows and a change to prepaids and other assets of $7.1 million associated with the benefit from excess tax deductions as an operating cash outflow. In addition, for the quarter ended March 31, 2006, cash flows from operating activities would have been $11.4 million higher had we not adopted SFAS 123R.

The cash flow from operations of $3.1 million for the three months ended March 31, 2006 differs from the approximately $9.0 million cash flow from operations disclosed on our earnings call primarily due to a non-cash change relating to the increase in prepaid and other assets of $7.1 million associated with the benefit from excess tax deductions from stock option exercises. We did not include the non-cash change of $7.1 million in our disclosure of cash flow from operations on our earnings call on April 27, 2006 and upon further analysis of the requirements of SFAS 123R and SFAS 95, we made the determination that it was proper for the non-cash change relating to increase in prepaid and other assets of $7.1 million to be included as an operating cash outflow.

We anticipate that accounts receivable, inventory and accounts payable will continue to increase to the extent our business expands.

Investing Activities

Cash used in investing activities was $47.6 million for the three months ended March 31, 2006 compared to cash used in investing activities of $186,000 for the three months ended March 31, 2005. During the three months ended March 31, 2006, cash used in investing activities consisted of purchases of short-term marketable securities of $63.0 million, primarily attributed to net proceeds of $138.5 million received from the issuance of common stock from the completion of our follow-on offering in March 2006, and $1.1 million used for capital expenditures for computer hardware, office equipment and software applications. These were partially offset by sales and net maturities of our short-term marketable securities of $16.5 million. For the three months ended March 31, 2005, we used cash in investing activities of $186,000 for capital expenditures.

In general, we are not a capital intensive company. However, we do expect capital investments to increase moderately in the near future as we implement a new enterprise resource planning and financial system and we invest in our infrastructure and systems to improve our process controls and procedures in anticipation of becoming Sarbanes-Oxley compliant by the end of 2006.

Financing Activities

Net cash generated from financing activities during the three months ended March 31, 2006 was $152.1 million, as compared to net cash used in financing activities of $1.2 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, we successfully completed a follow-on offering receiving net proceeds of $138.5 million. We invested the proceeds in short-term investments. In accordance with SFAS 123R, the cash flows resulting from the excess tax benefits from employee’s exercises of stock options (as discussed above) are classified as financing cash flows. During the three months ended March 31, 2006, the Company recorded $11.4 million of excess tax benefits related to stock option exercises. In the three months ended March 31, 2005, we repurchased common stock from our Founders for $6.0 million and primarily financed our operations through our line of credit with Silicon Valley Bank.

Credit Facility

We extended our line of credit with Silicon Valley Bank in August 2005. The line of credit agreement provides for borrowings not to exceed the lesser of $20,000,000 or the sum of 80% of eligible accounts receivable and loans from the bank in the aggregate principal amount of $10,000,000, provided that such loans shall only be available as long as we maintain profitability in each of the two preceding fiscal quarters, less the amount of all outstanding letters of credit, foreign exchange reserves and all amounts utilized for cash management services. The line of credit agreement matures on August 30, 2006 and provides an aggregate sub-limit of $5,000,000 for letters of credit, cash management services and reserves, as defined, and foreign exchange contracts. Borrowings under the line of credit bear interest at prime and are secured by substantially all of our assets, including intellectual property rights. The line of credit agreement contains financial covenants that specify minimum profitability and tangible net worth requirements. There was $20,000,000 available for borrowings under the line of credit at March 31, 2006.

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

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at March 31, 2006, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years
Operating leases	$1,693	$510	$1,183
Purchase obligations	313	313	—

Total	$2,006	$823	$1,183

In July 2004, we entered into a five-year lease agreement for our corporate headquarters located in Milpitas, California.

In February 2004, we agreed to purchase 5,000 units of remote management cards from a supplier annually for three years. As of December 31, 2005, we had met all of this purchase commitment for 2005. As of March 31, 2006, there was no remaining commitment.

In February 2006, we agreed to purchase 2,500 board pairs from a supplier. As of March 31, 2006, there was a remaining commitment of $312,500 for the year ending December 31, 2006.

Other than the obligations, liabilities and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations. We have no off-balance sheet transactions.

We believe that our current cash balance will be sufficient to meet our needs for at least the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

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

As a result, the carrying amount of the embedded derivative related to the common stock conversion unit of the Series A preferred stock was reclassified to additional paid-in capital in February 2005 (Note 12).

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

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. For example, our revenues grew from $18.1 million for the quarter ended March 31, 2004 to $34.8 million for the quarter ended June 30, 2004, but declined to $33.9 million for the quarter ended September 30, 2004 and to $23.0 million for the quarter ended December 31, 2004. Although our revenues have increased on a quarterly basis since the fourth quarter of 2004, we expect our revenues will fluctuate on a quarterly basis in future periods, and we have projected that revenues for the second quarter of 2006 may be lower than revenues in the first quarter of 2006. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

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

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. For example, our largest customer in fiscal 2002 accounted for 32% of our revenues, but this customer only accounted for 6% of our revenues in fiscal 2003 and none of our revenues in fiscal 2004. Similarly, our largest customer in fiscal 2004 accounted for 36% of our revenues, but only accounted for 1% of our revenues in fiscal 2003. In 2005 our three largest customers accounted for approximately 60% of our revenues. In the first quarter of 2006 our three largest customers account for 80% of our revenues. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

In 2005 and the first quarter of 2006, a substantial majority of our revenues were generated from companies that compete in the Internet services market. A significant part of our growth has been due to the fact that these companies are doing well and in many cases expanding, and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenues will be adversely affected.

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

In addition, because our procurement model involves our ability to maintain a low inventory and to acquire materials and components as needed, and because we do not enter into long-term supply contracts for these materials and components, we may be in a position in which our ability to effectively and efficiently respond to customer orders may be constrained by the then-current availability or the terms and pricing of these materials and components. Our industry has experienced component shortages and delivery delays in the past, and in the future we may experience shortages or delays of critical components as a result of strong demand in the industry or other factors. As one example, DRAM can represent a significant portion of our cost of revenues, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. In the past, we have encountered situations where we were forced to pay higher prices than we anticipated for DRAM, and we have encountered situations where DRAM was in tight supply and we were unable to deliver customer orders on their anticipated delivery dates. As another example, the industry in the past has experienced a shortage of selected Intel chips, which caused some of our motherboard suppliers to reduce or suspend shipments of motherboards using these chips. This impacted our ability to ship selected configurations to some of our customers, and in some cases accelerated a transition to other platforms. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

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

Our future success depends in large part upon the continued service of our executive management team and other key employees. In particular, Thomas K. Barton, our chief executive officer, and Todd R. Ford, our president, are critical to the overall management of our company as well as to the development of our culture and our strategic direction. Giovanni Coglitore, our chief technology officer and one of our founders, plays a key role in our future technology and product development. All of our employees are “at will” and their employment can be terminated by us or them at any time. The loss of services of any of these executives or of one or more other members of our executive management or sales team or other key employees could seriously harm our business. Competition for qualified executives is intense, particularly in Silicon Valley, and if we are unable to continue expanding our management team or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited.

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

We depend on our Foundation Series servers for substantially all of our revenues. If the market acceptance of our Foundation Series servers does not continue, or if we are unsuccessful in introducing our Scale Out Series servers, we may not be able to achieve or sustain our anticipated growth.

We sold our first Foundation Series servers in February 2000. For fiscal 2005 and the first quarter of 2006, sales of our Foundation Series product line accounted for approximately 93% and 94%, respectively, of our revenues. We launched our Scale Out Series product line in August 2004 as an additional offering in our product line, which accounted for approximately 7% and 6% of our revenues in fiscal 2005 and the first quarter of 2006, respectively. While we expect this series to contribute to future revenues, we are not certain if this contribution will continue or grow. If our Scale Out Series compute servers fail to achieve market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current product line, we may not grow our business and revenues as we expect. In addition, while it is not our intention, there is the risk that sales of our Scale Out Series compute servers will, in some cases, replace sales of our Foundation Series compute servers, which would decrease the ability of our Scale Out Series compute servers to increase our revenues. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

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

In December 2005, we identified potential state sales and use tax liabilities relating to certain of our product sales to customers outside of California. We estimate the tax liability to the states identified to be $1.2 million. We quantified the exposure relating to interest and estimated collection exposures and, accordingly, recorded a $426,000 charge to general and administrative expense in the year ended December 31, 2005. Although we believe that we have the right to recover the sales tax from these customers, and accordingly have recorded a receivable for $1.2 million (included in other current assets), if we are not able to recover these sales taxes from these customers, we will record an additional charge to our operating results and need to pay these taxes out of our funds. As of March 31, 2006, we determined that no additional accrual was required.

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

In connection with these efforts, we are implementing a new Enterprise Resource Planning system, or ERP system in 2006. If we are unable to implement the ERP system and similar Sarbanes-Oxley compliance-related activities in a timely and efficient manner, management’s attention may be diverted from other business concerns and we may encounter difficulties in accurately reporting on our financial performance on a timely basis, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates. We did not have material indebtedness for borrowed money as of March 31, 2006. The annual interest rate on our credit facility is the prime rate plus 1%. If and when we do enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales or have material purchase obligations outside of the United States and therefore do not generally have exposure to foreign currency exchange risks.

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2005 and March 31, 2006, our cash equivalents consisted of money market funds and our short-term investments consisted of debt securities with effective maturities of three months and less. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio at December 31, 2005 and March 31, 2006. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. As of December 31, 2005 and March 31, 2006, we had no material foreign currency exchange risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of March 31, 2006 to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 2, 2005, we filed suit against Supermicro Computer, Inc. in the United States District Court for the Northern District of California, claiming that Supermicro’s products infringe two patents held by us. The complaint seeks monetary damages and injunctive relief. On September 22, 2005, in its answer to this suit, Supermicro Computer claimed that the two patents held by us are invalid. During the first quarter of 2006, substantial discovery in the case commenced. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

ITEM 1A. Risk Factors

We include in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Operations” a description of risk factors related to our business in order to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q. We do not claim that the risks and uncertainties set forth in that section are all of the risks and uncertainties facing our business, but do believe that they reflect the more important ones.

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on February 22, 2006, have not substantively changed, except for as follows:

1. The risk factors “We are substantially dependent on a concentrated number of customers, specifically Internet companies, that purchase in large quantities. If we are unable to maintain or replace our relationships with customers and diversify our customer base, our revenues may fluctuate and our growth may be limited” and “We depend on our Foundation Series servers for substantially all of our revenues. If the market acceptance of our Foundation Series servers does not continue, or if we are unsuccessful in introducing our Scale Out Series servers, we may not be able to achieve or sustain our anticipated growth,” which have been updated as set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Business” of this Quarterly Report on Form 10-Q, have been updated to include first quarter of 2006 financial information.

2. As a result of the receipt of aggregate net proceeds from our follow-on public offering in March 2006, after deducting underwriting discounts and commissions and issuance costs, of approximately $138.5 million, we believe that the risks cited in the risk factor entitled “Our cash balance and short term investments may decrease significantly during a quarter and if we are unable to raise additional capital or improve our cash position from operating activities in such a quarter, our business may be harmed” have decreased substantially.

3. As a result of our follow-on public offering in March 2006, the stock ownership of our major stockholders decreased. As a result, the risks set forth in the risk factor entitled “Our existing principal stockholders, executive officers and directors have substantial control over our company, which may prevent stockholders from influencing significant corporate decisions” have decreased substantially.

4. As a result of the sales by the selling stockholders in our follow-on public offering in March 2006, together with the expiration of lock-up agreements entered into in connection with our follow-on public offering in December 2005, we believe that the risks set forth in the risk factor “A significant portion of our total outstanding common stock is restricted from immediate resale but may be sold into the market in the near future. If there are substantial sales of our common stock, the price of our common stock could decline” have decreased substantially.

ITEM 6. Exhibits

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKABLE SYSTEMS, INC.

By:	/s/ Madhu Ranganathan
By:	Madhu Ranganathan
Chief Financial Officer
(Duly authorized and principal financial officer)

Dated: May 15, 2006

Exhibit Index

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

10.1	Rackable Systems, Inc. 2006 New Recruit Equity Incentive Plan and the related form of stock option agreement. (3)

10.2	Offer letter dated January 25, 2006 from the Company to Robert Weisickle (4)

10.3	Amendment to Registration Agreement, dated February 28, 2006, by and between Rackable Systems, Inc., Rackable Investment LLC, Parthenon Investors II, L.P. and the founders named therein. (5)

10.4	Management Bonus Plan for 2006 (6)

10.5	Executive Compensation Changes in First Quarter 2006 (7)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed as Exhibit 3.1 to Rackable Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 12, 2005, and incorporated herein by reference.
(2)	Filed as Exhibit 3.6 to Rackable Systems, Inc.’s Registration Statement on Form S-1 (No. 333-122576) and incorporated herein by reference.
(3)	Filed as Exhibits to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 30, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2006 and incorporated herein by reference.
(5)	Filed as Exhibit 10.8 to Amendment No. 1 to Rackable Systems, Inc.’s Registration Statement on Form S-1 (No. 333-131977), filed with the Securities and Exchange Commission on February 22, 2006, and incorporated herein by reference.
(6)	Filed as an Exhibit to Rackable Systems, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 22, 2006, and incorporated herein by reference.
(7)	Described in Item 1.01 of Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 30, 2006 and incorporated herein by reference.