Form 10-Q
period 2006-07-01
Rackable Systems, Inc.
filed 2006-08-15
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

As of August 8, 2006, there were 27,746,835 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RACKABLE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,820	$29,099
Short-term investments	156,508	25,065
Accounts receivable	46,565	49,700
Inventories	47,271	40,649
Deferred income taxes	6,504	6,504
Deferred cost of sales	1,161	8,665
Prepaids and other current assets	8,221	4,111

Total current assets	325,050	163,793
PROPERTY AND EQUIPMENT—Net	4,026	2,588
INTANGIBLE ASSETS—Net	8,785	9,421
OTHER ASSETS	2,898	240

TOTAL	$340,759	$176,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,481	$28,226
Accrued expenses	7,992	7,434
Sales tax payable	802	857
Income taxes payable	—	3,179
Deferred revenue	3,583	11,771

Total current liabilities	42,858	51,467
DEFERRED INCOME TAXES	304	304
DEFERRED RENT	16	28
DEFERRED REVENUE	2,192	978

Total liabilities	45,370	52,777

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,737,379 and 23,040,449 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	28	23
Additional paid-in capital	391,029	231,972
Deferred stock-based compensation	—	(1,805)
Accumulated other comprehensive income (loss)	(40)	1
Accumulated deficit	(95,628)	(106,926)

Total stockholders’ equity	295,389	123,265

TOTAL	$340,759	$176,042

See notes to condensed consolidated financial statements.

RACKABLE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE	$88,648	$43,960	$173,040	$74,449
COST OF REVENUE (a)	68,465	34,772	133,363	59,333

GROSS PROFIT	20,183	9,188	39,677	15,116

OPERATING EXPENSES:
Research and development (a)	2,542	497	4,340	845
Sales and marketing (a)	6,447	3,698	11,295	6,679
General and administrative (a)	4,583	1,881	8,113	3,530

Total operating expenses	13,572	6,076	23,748	11,054

INCOME FROM OPERATIONS	6,611	3,112	15,929	4,062
OTHER INCOME (EXPENSE)—Net:
Change in fair value of embedded derivatives in preferred stock (Note 13)	—	—	—	(4,192)
Interest income	2,014	17	2,678	19
Interest expense	—	(746)	—	(1,528)
Other income—net	618	—	862	—

Total other income (expense)—net	2,632	(729)	3,540	(5,701)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	9,243	2,383	19,469	(1,639)
INCOME TAX PROVISION	(3,917)	(1,200)	(8,171)	(1,533)

NET INCOME (LOSS)	$5,326	$1,183	$11,298	$(3,172)

NET INCOME (LOSS) PER SHARE
Basic	$0.19	$0.18	$0.43	$(0.58)

Diluted	$0.18	$0.07	$0.41	$(0.58)

SHARES USED IN NET INCOME (LOSS) PER SHARE
Basic	27,692,918	6,433,701	25,983,657	5,499,442

Diluted	29,250,002	16,457,415	27,751,304	5,499,442

____________ (a) Includes charges for stock-based compensation:
Cost of revenue	$819	$23	$1,525	$48
Research and development	973	19	1,484	36
Sales and marketing	1,369	67	2,223	132
General and administrative	978	33	1,664	65

Total	$4,139	$142	$6,896	$281

See notes to condensed consolidated financial statements.

RACKABLE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,298	$(3,172)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,326	1,746
Provision for doubtful accounts receivable, net of writeoffs	2	(87)
Provision for inventory	—	1,503
Deferred income taxes	(2,288)	(1,784)
Accretion for preferred stock dividends recorded as interest expense	—	1,087
Stock-based compensation	6,896	281
Changes in fair value of embedded derivatives in preferred stock	—	4,192
Changes in operating assets and liabilities:
Accounts receivable	3,133	(10,206)
Inventories	(6,622)	(6,507)
Prepaids and other assets (exclusive of excess tax benefits of stock option exercises)	(202)	(631)
Prepaid asset relating to excess tax benefit of stock option exercises (Note 16)	(4,278)	—
Accounts payable	2,255	8,074
Sales tax payable	(55)	236
Accrued expenses	546	297
Income taxes payable	(3,179)	799
Deferred cost of sales	7,504	—
Deferred revenue	(6,973)	1,155

Net cash provided by (used in) operating activities	9,363	(3,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(199,270)	—
Proceeds from sales and maturities of marketable securities	67,787	—
Purchases of property and equipment	(2,005)	(352)
Expenditures for intangibles	(123)	(49)

Net cash used in investing activities	(133,611)	(401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit, net	—	(14,061)
Repurchase of common stock from Founders	—	(6,000)
Payment of notes payable to related parties	—	(1,493)
Redemption of mandatorily redeemable preferred stock	—	(24,738)
Excess tax benefit of stock options exercised (Note 16)	12,448	—
Proceeds from issuance of common stock upon ESPP purchase	829	—
Proceeds from issuance of common stock upon exercise of stock options	2,240	—
Proceeds from issuance of common stock upon initial public offering—net of issuance costs	—	68,501
Proceeds from issuance of common stock upon follow on offering—net of issuance costs	138,452	—

Net cash provided by financing activities	153,969	22,209

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,721	18,791
CASH AND CASH EQUIVALENTS—Beginning of period	29,099	17,111

CASH AND CASH EQUIVALENTS—End of period	$58,820	$35,902

NON CASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation related to stock option grants, net of cancellations	$—	$386

Increase to additional-paid in capital resulting from excess tax benefit of stock option exercised (Notes 2 and 16)	$12,448	$—

Reclassification of embedded derivatives in preferred stock to additional paid-in capital (Note 13)	$—	$(107,831)

Issuance of common stock in connection with conversion of mandatorily redeemable preferred stock	$—	$9

Issuance of Common Stock as payment for accrued liabilities	$—	$50

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$6,035	$2,520

Cash paid for interest	$—	$414

See notes to condensed consolidated financial statements.

RACKABLE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND BASIS OF PRESENTATION

Rackable Systems, Inc. (“Rackable Systems” or the “Company”) was incorporated in the state of Delaware in December 2002 in connection with the acquisition of substantially all the assets and liabilities of Rackable Systems’ predecessor company referred to herein as Old Rackable. The principal business of Rackable Systems is the design, manufacture and implementation of highly scalable compute servers and high-capacity storage systems, which are sold to customers such as large Internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas, biotechnology and pharmaceuticals.

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

If the last day of the calendar quarter does not end on a Saturday, Rackable Systems’ fiscal quarter ends on the first Saturday following the last day of the calendar quarter. To simplify the presentation, the interim periods are shown as ending on June 30, 2006 and 2005 although the interim periods actually ended on July 1, 2006 and July 2, 2005, respectively. The three and six month interim periods for both 2006 and 2005 consisted of 13 and 26 weeks, respectively.

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

Unaudited Interim Financial Information—The interim financial information for the three and six months ended June 30, 2006 and 2005 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the interim financial information. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results for any subsequent periods.

Short-term Investments—Short term investments consist of investments in marketable debt securities, primarily U.S. Agency Notes and Municipal Bonds. At June 30, 2006, all of Rackable Systems’ marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). Short-term investments consist of the following at June 30, 2006 and December 31, 2005 (in thousands):

As of June 30, 2006	Purchase/ Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Aggregate Fair Value
Municipal bonds	$77,681	$—	$(7)	$77,674
Federal Agency Notes	78,867	—	(33)	78,834

Total	$156,548	$—	$(40)	$156,508

As of December 31, 2005	Purchase/ Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Aggregate Fair Value
Municipal bonds	$12,096	$—	$—	$12,096
Federal Agency Notes	12,968	1	—	12,969

Total	$25,064	$1	$—	$25,065

Product Warranty—Rackable Systems’ warranty period for its products is generally one to three years. Rackable Systems accrues for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon Rackable Systems’ historical experience and is included in accrued expenses and cost of revenue. The amounts charged and accrued against the warranty reserve for three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance—beginning of period	$880	$701	$726	$550

Current period accrual	695	219	1,067	521
Warranty expenditures charged to accrual	(749)	(110)	(967)	(261)

Balance—end of period	$826	$810	$826	$810

Concentration of Credit Risk—Financial instruments that potentially subject Rackable Systems to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable from two customers accounted for 36% and 27% of total accounts receivable at June 30, 2006 and accounts receivable from three customers accounted for 46%, 23% and 14% of total accounts receivable at December 31, 2005.

Revenue from customers representing 10% or more of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Customer A	36%	—%	33%	—%
Customer B	30%	32%	31%	30%
Customer C	1%	—%	10%	—%

Fair Value of Financial Instruments—The fair values of cash and cash equivalents reported in the accompanying balance sheets approximate their carrying value. Rackable Systems accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 138”). SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. These standards require that Rackable Systems record derivatives at their fair values on the balance sheet. Rackable Systems had two non-hedged derivatives embedded in its Series A mandatorily redeemable preferred stock at March 31, 2005 and none at June 30, 2005 (see Note 13). Changes in the fair value of these embedded derivatives are recognized in the accompanying unaudited Condensed Consolidated Statements of Operations for the six month period ended June 30, 2005.

Statement of Cash Flows- Prior to the adoption of SFAS No. 123(R), Shared-Based Payment (“SFAS 123R”), the Company presented tax benefits related to the excess of tax deductions from employee’s exercises of stock options over the stock-based compensation cost recognized for those options as operating cash flows in the statement of cash flows. In accordance with SFAS 123R, such excess tax benefits are now classified as financing cash flows. During the six month period ended June 30, 2006, the Company recorded $12.4 million of excess tax benefit from stock option exercises as financing cash flows.

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period, determined using the treasury stock method. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and the redemption or conversion of preferred stock, are included in diluted net income per share to the extent such shares are dilutive. Diluted net loss per share was the same as basic net loss per share for the six months ended June 30, 2005. For the six months ended June 30, 2005, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive.

Recently Issued Accounting Standards—In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations. Financial instruments within the scope of SFAS 150 shall be initially measured at fair value and subsequently revalued with changes in value being reflected in interest cost. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. Upon the adoption of SFAS 150 on July 1, 2003, the Company reclassified the carrying amount of the Series A mandatorily redeemable preferred stock, including cumulative accretion to redemption value, from mezzanine debt to long-term liabilities. Accretion to redemption value subsequent to the adoption of SFAS 150 has been recorded to interest expense in the accompanying unaudited Condensed Consolidated Statements of Operations for the six month period ended June 30, 2005.

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

In June 2005, the FASB ratified the Emerging Issues Task Force Issue No. 05-06 “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-06”). EITF 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The Company does not believe the adoption of EITF 05-06 will have a material effect on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company will decide on a policy for interest and penalty classification by the end of 2006 and adopt the Interpretation beginning with our fiscal year 2007. Management does not expect the adoption of this interpretation to have a material effect on the Company’s financial position, cash flows and results of operations.

3. STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

Rackable Systems adopted the 2005 Equity Incentive Plan (the “2005 Plan”) in April 2005. The 2005 Plan is the successor equity incentive program to the 2002 Stock Option Plan (the “2002 Plan”). The 2005 Plan became effective on June 9, 2005 and the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2005 Plan is 4,001,844 shares. The number of shares reserved for issuance under the 2005 Plan is subject to an annual increase on the first anniversary of the Company’s initial public offering and annually on each January 1st thereafter as defined in the 2005 Plan. On June 9, 2006 the total shares of common stock reserved for the 2005 Plan was increased by 1,184,841 shares. In the six months ended June 30, 2006, Rackable Systems granted 237,000 options under the 2005 Plan.

Rackable Systems adopted the 2006 New Recruit Equity Incentive Plan (the “2006 Plan”) in January 2006 which allows the Company to grant nonstatutory stock awards for up to 1,000,000 shares of common stock. The 2006 Plan provides for the grant of the following Stock Awards: (i) nonstatutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards, and (vi) other stock awards. The exercise price of each nonstatutory stock option shall be not less than one hundred percent (100%) of the fair market value of the common stock subject to the option on the date the option is granted. Stock awards expire ten years from the date of grant, or such shorter period specified in the option agreement. In the six months ended June 30, 2006, Rackable Systems granted 759,000 options under the 2006 Plan.

Rackable Systems adopted the 2005 Non-Employee Directors’ Stock Option Plan (“2005 NE”) in April 2005. The 2005 NE became effective in June 2005 and the aggregate number of shares of common stock that may be initially issued pursuant to the 2005 NE is 66,667 shares. In the six months ended June 30, 2006, Rackable Systems granted 15,498 options under the 2005 NE.

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

In connection with the stock options granted to employees under the 2002 Plan, Rackable Systems recorded cumulative deferred stock-based compensation, net of cancellations, of $2.7 million, which represents the difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes on the grant date. The unamortized portion of the $2.7 million at December 31, 2005 was $1.8 million. Compensation costs for the portion of awards for which the required service period has not been rendered (such as unvested options) that were outstanding as of December 31, 2005 shall be recognized as the remaining required services are rendered. The compensation costs relating to unvested awards is based on the grant date fair value of those awards as calculated under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), adjusted for forfeitures as required by SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”).

Adoption of SFAS 123R

Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by SFAS 123. The Company recognized stock- based compensation cost in its statement of operations for periods prior to January 1, 2006 for certain options granted prior to the Company’s initial public offering of its common stock in June 2005 based upon the intrinsic value, the difference between the deemed fair value of the Company’s common stock and the exercise price at the date of grant.

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

SFAS 123R was effective for the Company’s fiscal quarter beginning January 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that was outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. Additionally, under SFAS 123R, the 2005 ESPP is considered a compensatory plan, which requires the recognition of compensation cost for grants made under the ESPP. The Company recognizes compensation expense for all share-based payment awards on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

The pro forma effects on net income (loss) and net income (loss) per share for the three and six months ended June 30, 2005, if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are as follows (amounts in thousands, except for per share amounts):

	Three Months ended June 30, 2005	Six Months ended June 30, 2005
Net income (loss)	$1,183	$(3,172)
Employee stock-based compensation as reported	142	281
Stock-based compensation determined under the fair value based method for all awards—net of tax	(640)	(1,168)

Pro forma net income (loss)	$685	$(4,059)

Basic net income (loss) per share – as reported	$0.18	$(0.58)

Basic net income (loss) per share – pro forma	$0.11	$(0.74)

Diluted net income (loss) per share – as reported	$0.07	$(0.58)

Diluted net income (loss) per share – pro forma	$0.04	$(0.74)

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006 are $4.0 million and $2.3 million, respectively, lower and for the six months ended June 30, 2006 are $6.6 million and $3.9 million, respectively, lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per share for the three months ended June 30, 2006 would have been $0.09 and $0.08 higher, respectively, and for the six months ended June 30, 2006 would have been $0.15 and $0.14 higher, respectively, if the Company had not adopted SFAS 123R.

In addition, for the six months ended June 30, 2006, cash flows from operating activities would have been $12.4 million higher and cash flows from financing activities would have been $12.4 million lower had the Company not adopted SFAS 123R.

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

Expected Volatility—Expected volatility for purposes of pro forma disclosures under SFAS 123 for the three and six month periods ended June 30, 2005, were based on the stock volatilities of the Company’s peer group because the Company’s stock was not publicly-traded until June 2005. Upon the adoption of SFAS 123R, the Company reevaluated the assumptions used to estimate volatility, and determined that it would use a combination of the implied and historical volatility for both the Company and its peer group.

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

Fair Value—The fair value of the Company’s stock options granted to employees for the three months and six months ended June 30, 2006 was estimated using the following weighted-average assumptions:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Option Plan Shares
Expected term (in years)	5.77	5.61
Volatility	0.59	0.56
Expected dividend	—	—
Risk-free interest rate	5.0%	4.8%
Estimated annual forfeitures	8.3%	8.3%
Weighted-average fair value	$26.32	$22.07

ESPP Shares
Expected term (in years)	0.5 – 1.0	0.5 – 1.0
Volatility	0.49	0.49
Expected dividend	—	—
Risk-free interest rate	4.7%	4.7%
Weighted-average fair value	$14.25	$14.25

Stock Compensation Expense

Stock Compensation Expense— The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations, and the recognized tax benefit related thereto, for the three month and six month periods ended June 30, 2006.

(in thousands)	Three Months ended June 30, 2006	Six Months ended June 30, 2006
Cost of revenue	$819	$1,525
Research and development	973	1,484
Selling and marketing	1,369	2,223
General and administrative	978	1,664
Income tax benefit	(1,754)	(2,894)

Total	$2,385	$4,002

As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options and Awards Activities

The following is a summary of option activity for our stock option plans (in thousand, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2005	3,506,778	$7.30
Granted	1,011,498	$39.42
Exercised	(880,173)	$3.43	n/a
Forfeitures and cancellations	(64,716)	$17.64	n/a

Outstanding at June 30, 2006	3,573,387	$17.16	8.53

Vested and expected to vest at June 30, 2006	3,205,064	$16.58	8.53

Exercisable at June 30, 2006	513,174	$5.68	7.36

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $22.07. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $30.2 million, consisting of $27.0 million exercised during the three months ended March 31, 2006 and $3.2 million exercised during the three months ended June 30, 2006. The total intrinsic value of options outstanding at June 30, 2006 was $83.6 million. The total intrinsic value of options vested and expected to vest at June 30, 2006 was $76.6 million.

As of June 30, 2006, there was $22.5 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted average period of 1.52 years.

At June 30, 2006, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP but not yet recognized was approximately $631,000. This cost will be amortized on a straight-line basis over a period of approximately 1.7 years.

The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP during the six months ended June 30, 2006.

Purchase date	February 14, 2006
Shares issued	80,907
Weighted-average purchase price per share	$10.24

4. COMPREHENSIVE INCOME (LOSS)

Rackable Systems’ comprehensive income (loss) is comprised of unrealized gains (losses) on marketable securities classified as available-for-sale. The net unrealized loss on marketable securities was $40,000 for the six months ended June 30, 2006 and the unrealized gain was $1,000 for the year ended December 31, 2005.

5. DEFERRED REVENUE AND DEFERRED COST OF GOODS SOLD

Rackable Systems accounts for its revenue under the provisions of SAB No. 104, Revenue Recognition in Financial Statements (“SAB 104”). Under the provisions of SAB 104, revenue is recorded at the later of the time of shipment when title and risk of loss passes to the customer or when customer acceptance periods expire, generally within 15 days of receipt by the customer. At June 30, 2006, Rackable Systems had deferred product revenue and related deferred product costs of $1.5 million and $1.2 million, respectively, related to shipments to customers pending acceptances. In addition, at June 30, 2006, Rackable Systems had deferred revenue of approximately $45,000 associated with customer orders and payments that were received but for which the products had not yet been shipped. At December 31, 2005, Rackable Systems had deferred revenue and related deferred product costs of $5.3 million and $4.5 million, respectively, related to shipments to customers pending acceptances. Rackable Systems also deferred $5.4 million relating to a sale to a customer for systems shipped uncompleted, at the request of the customer, as of December 31, 2005. Deferred cost of sales for the uncompleted shipments was approximately $4.2 million as of December 31, 2005 and are included in current assets. The remaining deferred revenue of $4.2 million at June 30, 2006 and $2.1 million at December 31, 2005, pertains to revenue from extended warranty arrangements that are recognized ratably over the warranty period and professional support services which had not been completed as of the balance sheet dates.

6. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Finished goods	$6,324	$3,980
Evaluation units, net	1,460	828
Work in process	5,262	8,111
Raw materials	38,943	31,635
Reserves	(4,718)	(3,905)

Total inventories	$47,271	$40,649

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Leasehold improvements	$628	$415
Manufacturing equipment	827	506
Furniture and fixtures	345	310
Computer equipment	2,602	1,754
Construction in progress	1,140	572
Vehicles	118	98

	5,660	3,655
Less accumulated depreciation and amortization	(1,634)	(1,067)

Property and equipment, net	$4,026	$2,588

Depreciation and amortization of property and equipment totaled $338,000 and $145,000 for the three months ended June 30, 2006 and 2005, respectively. Depreciation and amortization of property and equipment totaled $567,000 and $276,000 for the six months ended June 30, 2006 and 2005, respectively.

8. INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Intangible assets subject to amortization:
Patents	$4,862	$4,738
Customer list	2,791	2,791
Customer backlog	156	156
Other	25	25

	7,834	7,710
Accumulated amortization	(5,357)	(4,597)

Amortized intangible assets, net	2,477	3,113

Intangible assets not subject to amortization:
Goodwill	2,821	2,821
Tradename	3,487	3,487

	6,308	6,308

Total intangible assets, net	$8,785	$9,421

Amortization expense for customer list, patents and other intangibles was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Customer list	$140	$140	$280	$279
Patents	240	231	476	461
Other	2	—	4	—

Total	$382	$371	$760	$740

The Company considers all goodwill to be related to the high density compute server segment.

9. OTHER ASSETS

In June 2006 Rackable Systems invested $350,000 in an early-stage technology company located in the US. This minority interest investment of less than 20% is accounted for under the cost method and is included within Other Assets in the accompanying condensed consolidated balance sheet at June 30, 2006.

10. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Accrued commission	$1,064	$1,204
Accrued payroll and related expenses	3,231	2,802
Accrued warranty	826	726
Accrued estimated sales and use tax reserve	1,650	1,150
Other accrued expenses	1,221	1,552

Total accrued expenses	$7,992	$7,434

In December 2005, we identified potential state sales and use tax liabilities relating to certain of our product sales to customers outside of California. We estimated the gross tax liability to the states identified to be $1.15 million which was recorded in Accrued estimated sales and use tax reserve as of December 31, 2005. We also quantified the exposure relating to interest and estimated collection exposures and, accordingly, recorded a $426,000 charge to general and administrative expense in the fourth quarter of 2005 with an offsetting increase to Other accrued expenses as of December 31, 2005. For the six months ended June 30, 2006, we increased our estimated the gross tax liability by $500,000 to $1.65 million which was recorded in Accrued estimated sales and use tax reserve. There was no change in Other accrued expenses for the six months ended June 30, 2006 for the exposure relating to interest and estimated collection exposures of $426,000. We believe that we have the right to recover the sales tax from these customers, and accordingly have recorded a receivable for $1.65 million which is included in other current assets as of June 30, 2006.

11. BORROWINGS UNDER LINE OF CREDIT

Rackable Systems has a line of credit agreement with a bank that provides for borrowings not to exceed the lesser of $20,000,000 or the sum of 80% of eligible accounts receivable and loans from the bank in the aggregate principal amount of $10,000,000, provided that such loans shall only be available as long as Rackable Systems maintains profitability in each of the two preceding fiscal quarters, less the amount of all outstanding letters of credit, foreign exchange reserves and all amounts utilized for cash management services. The line of credit agreement matures on August 30, 2006 and provides an aggregate sub-limit of $5,000,000 for letters of credit, cash management services and reserves, as defined, and foreign exchange contracts. Borrowings under the line of credit bear interest at prime. The line of credit agreement contains financial covenants that specify minimum profitability and tangible net worth requirements. There were no borrowings under the line of credit at June 30, 2006 and December 31, 2005. There was $20,000,000 available for borrowings under the line of credit at June 30, 2006.

12. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with Rackable Systems’ initial public offering of its common stock, the sole holder of Rackable Systems’ Series A redeemable preferred stock elected, pursuant to the terms thereof, to convert each share of Series A preferred stock into conversion units, each conversion unit consisting of one share of Series B redeemable preferred stock and 0.467 shares of common stock (a “Conversion Unit”), and then immediately distribute the shares of Series B preferred stock and common stock to its members. Upon the closing of Rackable Systems’ initial public offering of its common stock in June 2005, each share of Series B preferred stock was redeemed for cash. Consequently, Rackable Systems issued 9,016,000 shares of common stock and paid $24,738,000 to the Series B preferred stockholders. As of December 31, 2005 and June 30, 2006, there were no outstanding shares of preferred stock.

Effective July 1, 2003, upon the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, Rackable Systems reclassified the aggregate carrying value of Series A preferred stock at that date, totaling approximately $21,400,000, net of deferred compensation of $1,839,000 associated with 800,000 shares of Series A preferred stock issued to two company executives, to long-term liabilities. Subsequent to the adoption of SFAS No. 150, Rackable Systems recorded accretion for preferred stock dividends of approximately $490,000 and $1.1 million for the three months and six months ended June 30, 2005, which is included as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

13. EMBEDDED DERIVATIVES IN PREFERRED STOCK

The Series A preferred stock redemption feature that provides for settlement of the common stock portion of the Conversion Unit in cash at the option of the holder effectively provides the holder of Series A preferred stock with a call option that is considered an embedded call option derivative under SFAS No. 133. Consequently, the common stock portion of the Conversion Unit must be bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded call option was approximately $3.8 million, recorded as a liability at the date of issuance, reducing the recorded value of Series A preferred stock. On February 13, 2003 (second issuance date), the fair value of the embedded call option was approximately $412,000, recorded as a liability at the second issuance date, reducing the recorded value of the second issuance of Series A preferred stock. In accordance with the provisions of SFAS No. 133, Rackable Systems is required to adjust the carrying value of such embedded call option to fair value at each reporting date and recognize the change in fair value in the Statement of Operations. As a result Rackable Systems recognized expense of approximately $0 and $4.2 million for the three months and six months ended June 30, 2005, respectively, recorded as a component of changes in fair value of embedded derivatives in preferred stock in the Statements of Operations. In February 2005, Rackable Investment LLC, the sole holder of all outstanding shares Series A preferred stock, relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. As a result, because the common stock portion of the conversion unit can only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash ($107.8 million) was reclassified from liabilities to additional paid-in capital.

The Series A preferred stock redemption feature that provided for redemption at the greater of (i) the face value (plus any accumulated or accrued but unpaid dividends thereon) or (ii) product of the face value multiplied by 1.25 effectively provided the holders of the Series A preferred stock with a put option that was considered an embedded derivative under SFAS No. 133. Consequently the embedded put option was bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded put option was $128,000, recorded as a liability at the date of issuance, reducing the recorded value of the Series A preferred stock. On February 13, 2003 (second issuance date), the fair value of the embedded derivative was insignificant. In accordance with the provisions of SFAS No. 133, Rackable Systems was required to adjust the carrying value of the embedded put option to fair value at each reporting date and recognize the change in fair value in the Statement of Operations. At December 31, 2005, the estimated fair value of the put option in the Series A preferred stock was $0. As a result, during the three months and six months ended June 30, 2005, Rackable Systems recognized income of approximately $0 and $12,000, respectively, recorded as a component of changes in fair value of embedded derivatives in preferred stock in the Consolidated Statements of Operations. At December 31, 2005, the estimated fair value of the put option in the Series A preferred stock was $0.

14. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements—The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry- standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of June 30, 2006. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of June 30, 2006.

General—From time to time, the Company is party to certain other claims and legal proceedings that arise in the course of business. There are no such matters at June 30, 2006 which, in the opinion of management, will have a material adverse effect on the Company’s financial position or results of operations.

15. STOCKHOLDERS’ EQUITY

The Company has reserved the following shares of authorized but unissued common stock as of June 30, 2006:

Options available for grant under stock option plans	1,495,124
Employee stock purchase plan	549,497
Options issued and outstanding under stock option plans	3,573,387

Total	5,618,008

In March 2006, Rackable Systems completed a second follow-on public offering. Aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and issuance costs, were approximately $138.5 million.

16. INCOME TAXES

Provisions for income taxes were $3.9 million and $8.2 million for the three and six months ended June 30, 2006, respectively, and $1.2 million and $1.5 million for the three and six months ended June 30, 2005, respectively. The effective tax rate approximates the federal and state net statutory income tax rates for the three and six months ended June 30, 2006. The effective tax rate for the three and six months ended June 30, 2005 differs from the federal and state net statutory income tax rates mainly due to permanent tax differences associated with the accounting for embedded derivatives and preferred stock dividends recorded as interest expense.

During the six months ended June 30, 2006, the Company recorded $12.4 million of excess tax benefits related to stock option exercises as a financing cash inflows and a change to prepaids and other assets of $4.3 million associated with the benefit from excess tax deductions as an operating cash outflow.

17. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

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

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Domestic revenue	$84,577	$39,599	$152,279	$69,850
International revenue	4,071	4,361	20,761	4,599

Total revenue	$88,648	$43,960	$173,040	$74,449

Revenue by country:
United States	95%	90%	88%	94%
Ireland	2%	—	10%	—
Others	3%	10%	2%	6%

Total	100%	100%	100%	100%

Sales revenue for the high-density compute server and high-capacity storage system segments for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Compute servers	$78,599	$37,806	$157,393	$66,515
Storage systems	10,049	6,154	15,647	7,934

Total revenue	$88,648	$43,960	$173,040	$74,449

Revenue for the compute servers segment includes two product lines (Foundation Series and Scale Out Series). The storage segment includes only one product line (Foundation Series Storage Server). Revenue by product line for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Foundation Series Compute Server	$63,683	$34,502	$137,709	$58,579
Scale Out Series Compute Server	14,916	3,304	19,684	7,936
Foundation Series Storage Server	10,049	6,154	15,647	7,934

Total revenue	$88,648	$43,960	$173,040	$74,449

Cost of revenue information by segment and product line is not available. Accordingly, only revenue by segment is reported.

18. RELATED PARTY TRANSACTIONS

In February 2005, the Company entered into an agreement with Rackable Investment LLC, the Company’s controlling stockholder, in which Rackable Investment LLC gave up its right to take cash in lieu of common stock upon redemption of the Series A preferred stock held by it. In consideration for this, the Company agreed (1) not to take a number of corporate actions without Rackable Investment LLC’s consent, including pricing or consummating a contemplated initial public offering, (2) to amend the registration rights agreement between the Company and Rackable Investment LLC and the Company’s founders that provides Rackable Investment LLC with additional registration rights in the event of another offering, and (3) to amend the voting agreement with Rackable Investment LLC to clarify the provisions of that agreement. As a result, the carrying amount of the embedded derivative related to the common stock conversion unit of the Series A preferred stock was reclassified to additional paid-in capital in February 2005 (Note 13).

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Factors That May Affect Operating Results” in this Form 10-Q. Generally, the words “anticipate,” “expect,” “intend,” “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-Q are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

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

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. Our Foundation Series compute server uses our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. Sales of our Foundation Series compute servers in the first half of 2006 and 2005 accounted for 80% and 79% of our total revenue, respectively. In August 2004, we expanded our product line to include the Scale Out Series of compute servers as an additional offering in our product line, which we designed to further increase density levels, improve thermal management, and enhance cable management and system serviceability. Our Scale Out Series revenue for the first half of 2006 and 2005 accounted for 11% and 10%, respectively, of our total revenue. During the same periods, our compute servers represented approximately 91% and 89% of total revenue, respectively. We also offer low-cost, high-capacity storage systems, which leverage many of our core server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. Our storage servers represented approximately 9% and 11% of our total revenue for the first half of 2006 and 2005, respectively.

We market our systems primarily through our direct sales force predominantly to enterprises within the United States. In the first half of 2006 and 2005, international sales were 12% and 6% of our sales, respectively. We are in the early stages of developing an international sales and operational presence, focusing initially on Ireland and China. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens or hundreds of terabytes of storage per year. To date, we have sold our products to over 250 customers. We have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, media, financial services, oil and gas exploration, biotechnology and pharmaceuticals.

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

Fiscal Periods

If the last day of the calendar quarter does not end on a Saturday, our fiscal quarter ends on the first Saturday following the last day of the calendar quarter. For presentation purposes, we refer to the end of the quarter and year as the last day of the calendar quarter and year. Consequently, references to interim periods in this discussion as ending on June 30, 2006 and 2005, actually ended on July 1, 2006 and July 2, 2005, respectively. Our 2005 fiscal year ended on December 31, 2005.

Accounting for Fair Value of Embedded Derivative

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

In February 2005, the holder of the Series A preferred stock relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. As a result, because the common stock portion of the conversion unit could only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash, $107.8 million, was reclassified from liabilities to additional paid-in capital. For the three and six months ended June 30, 2005 the change in the fair value of the embedded derivative was $0 and $4.2 million, respectively. In connection with the closing of our initial public offering and redemption of our outstanding shares of preferred stock, we eliminated the Series A and B preferred stock from our authorized capital stock.

For a discussion of our other critical accounting policies, see “Critical Accounting Policies, Significant Judgments and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2006.

Results of Operations

The following table sets forth our financial results, as a percentage of revenue, for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	77.2%	79.1%	77.1%	79.7%

Gross margin	22.8%	20.9%	22.9%	20.3%

Operating expenses:
Research and development	2.9%	1.1%	2.5%	1.1%
Sales and marketing	7.3%	8.4%	6.5%	9.0%
General and administrative	5.2%	4.3%	4.7%	4.7%

Total operating expenses	15.4%	13.8%	13.7%	14.8%

Income from operations	7.4%	7.1%	9.2%	5.5%
Other income (expense):
Change in fair value of embedded derivatives in preferred stock	—	—	—	(5.6)%
Interest income	2.3%	—	1.5%	—
Interest expense	—	(1.7)%	—	(2.1)%
Other income, net	0.7%	—	0.5%	—

Total other income (expense), net	3.0%	(1.7)%	2.0%	(7.7)%

Income (loss) before income tax provision	10.4%	5.4%	11.2%	(2.2)%
Income tax provision	(4.4)%	(2.7)%	(4.7)%	(2.1)%

Net income (loss)	6.0%	2.7%	6.5%	(4.3)%

Comparison of the Three Months and Six Months Ended June 30, 2006 and 2005

Revenue.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Total revenue	$88,648	$43,960	$44,688	102%	$173,040	$74,449	$98,591	132%

Revenue growth for the three months and the six months ended June 30, 2006 was primarily due to increase in units sold to repeat and new customers. Sales growth continued to be strong across our product lines. Sales of our Foundation Series compute servers for the three and six months ended June 30, 2006 increased by 85% or $29.2 million and 135% or $79.1 million compared to the three and six months ended June 30, 2005, respectively. In second quarter of fiscal 2006, we achieved record revenue for sales of our Scale Out Series compute servers. Sales of our Scale Out Series compute servers for the three and six months ended June 30, 2006 increased by 351% or $11.6 million and 148% or $11.7 million compared to the three and six months ended June 30, 2005, respectively. In second quarter of fiscal 2006, we also achieved record revenue for sales of our Foundation Series storage servers. Sales of our Foundation Series storage servers for the three and six months ended June 30, 2006 increased by 63% or $3.9 million and 97% or $7.7 million compared to the three and six months ended June 30, 2005, respectively.

Cost of revenue and gross profit.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$68,465	$34,772	$33,693	97%	$133,363	$59,333	$74,030	125%
Gross profit	$20,183	$9,188	$10,995	120%	$39,677	$15,116	$24,561	162%
Gross margin	22.8%	20.9%	n/a	9%	22.9%	20.3%	n/a	13%

Cost of product revenue primarily consists of the costs to manufacture our finished products and the costs we pay to our suppliers for processors, memory and other components used in our systems. Our costs to manufacture products include both the cost of our in-house manufacturing organization as well as the cost of our third-party contract manufacturers. The increase in cost of revenue was due primarily to the material cost resulting from the increase in units sold, increased investment across our manufacturing and service and support functions and the effect of increased stock-based compensation expenses per our adoption of SFAS 123R on January 1, 2006. Cost of revenue included a stock-based compensation charge of $819,000 for the three months ended June 30, 2006 compared to a charge of $23,000 for the three months ended June 30, 2005 and $1.5 million for the six months ended June 30, 2006 compared to a charge of $48,000 for the six months ended June 30, 2005.

The improvement in gross profit and gross margin was primarily attributable to economies of scale from higher production volumes and higher storage server sales which on average have slightly higher gross margins than our compute servers. The improvement was partially offset by higher stock-based compensation expense from SFAS 123R in 2006.

Operating expenses.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
OPERATING EXPENSES:
Research and development	$2,542	$497	$2,045	411%	$4,340	$845	$3,495	414%
Sales and marketing	$6,447	$3,698	$2,749	74%	$11,295	$6,679	$4,616	69%
General and administrative	$4,583	$1,881	$2,702	144%	$8,113	$3,530	$4,583	130%

Research and development expense. Payroll, bonuses and related fringe benefits accounted for $730,000 of the increase in research and development expense for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and were due to an increase in headcount and realignment of a technical sales group into engineering functions. Materials and professional service expenses also increased $117,000 and $120,000, respectively, due to an increase in ongoing engineering activities. In addition, with the adoption of SFAS 123R, charges due to stock-based compensation were $973,000 for the three months ended June 30, 2006 compared to $19,000 for the three months ended June 30, 2005.

Payroll, bonuses and related fringe benefits accounted for $1.4 million of the increase in research and development expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 and were due to an increase in headcount and realignment of a technical sales group into engineering functions. Materials and professional service expenses also increased $243,000 and $171,000, respectively, due to an increase in ongoing engineering activities. Given the additional headcount, facility allocation expense increased $84,000. In addition, with the adoption of SFAS 123R in 2006, charges due to stock-based compensation were $1.5 million for the six months ended June 30, 2006 compared to $36,000 for the six months ended June 30, 2005. We expect research and development expense to increase, in absolute dollars, in future periods as we expand our research and development organization and continue our engineering investments in the area of storage, remote management and power systems.

Sales and marketing expense. Payroll, bonuses and related fringe benefits accounted for $823,000 of the increase in sales and marketing expense for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and were due to an increase in headcount. As a result of higher sales, commission expense accounted for $176,000 of the increase. With increased selling and marketing activities, travel, advertising and press release expense cumulatively increased $235,000. In addition, as a result of the adoption of SFAS 123R, charges due to stock-based compensation under SFAS 123R were $1.4 million for the three months ended June 30, 2006 compared to $67,000 for the three months ended June 30, 2005.

Payroll, bonuses and related fringe benefits accounted for $1.2 million of the increase in sales and marketing expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 and were due to an increase in headcount. As a result of higher sales, commission expense accounted for $791,000 of the increase and travel expense accounted $122,000 of the increase. With increased marketing activities, advertising and public relation expenses increased $168,000. In addition, as a result of the adoption of SFAS 123R in 2006, charges due to stock-based compensation under SFAS 123R were $2.2 million for the six months ended June 30, 2006 compared to $132,000 for the six months ended June 30, 2005. We expect sales and marketing expense to increase, in absolute dollars, in future periods as we continue investment in our sales force in the United States and internationally.

General and administrative expense. Payroll, bonuses and related fringe benefits accounted for $375,000 of the increase in general and administrative expense for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and were due to an increase in headcount and change in management compensation. Legal expense increased $587,000 due to an ongoing litigation suit brought by us against one company. As a result of being a public company, audit and tax services, professional services and insurance expenses increased $228,000, $153,000 and $87,000 respectively. With the adoption of SFAS 123R in January 2006, charges due to stock-based compensation were $978,000 for the three months ended June 30, 2006 compared to $33,000 for the three months ended June 30, 2005.

Payroll, bonuses and related fringe benefits accounted for $772,000 of the increase in general and administrative expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 and were due to an increase in headcount. As a result of being a public company, audit and tax services, professional services and insurance expenses increased $472,000, $344,000 and $188,000 respectively. Legal expense increased $598,000 mainly driven by the ongoing litigation against the one company. With the adoption of SFAS 123R, charges due to stock-based compensation were $1.7 million for the six months ended June 30, 2006 compared to $65,000 for the six months ended June 30, 2005.

Other Income/(Expense).

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
OTHER INCOME (EXPENSE)—Net:
Change in fair value of embedded derivatives	$—	$—	$—	n/a	$—	$(4,192)	$4,192	(100)%
Interest income	$2,014	$17	$1,997	11747%	$2,678	$19	$2,659	13995%
Interest expense	$—	$(746)	$746	(100)%	$—	$(1,528)	$1,528	(100)%
Other Income, net	$618	$—	$618	100%	$862	$—	$862	100%

Change in fair value of embedded derivatives. Derivative accounting associated with our preferred stock ceased in February 2005. See “Accounting for Fair Value of Embedded Derivatives” in “Company Overview” for additional details.

Interest income. The increases in interest income were due to higher average cash, cash equivalents and short-term investment balances related to the proceeds from our initial public offering in June 2005 and our follow-on offerings in December 2005 and March 2006.

Interest expense. The decreases in interest expense were primarily related to redemption of our mandatorily redeemable preferred stock in June 2005 in connection with our initial public offering. For the three and six months ended June 30, 2005, interest expense included accretion of preferred stock dividends recorded as interest expense in the amount of $490,000 and $1.1 million, respectively. In addition, with the proceeds from our initial public offering and follow-on offerings, we eliminated borrowings under our line of credit facility.

Other income-net. Other income, net was primarily related to foreign exchange gains of approximately $619,000 recorded during the second quarter of 2006 and $867,000 for the first six months of 2006 resulting from balances held in Euros during the first quarter and the first month of the second quarter, associated with collection from the first quarter 2006 international revenues.

Provision for income taxes.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Tax provision	$(3,917)	$(1,200)	$(2,717)	226%	$(8,171)	$(1,533)	$(6,638)	433%

The effective tax rate of 42.4% and 42.0% for the three and six months ended June 30, 2006, respectively, approximated the statutory income tax rate. The effective tax rate of 50.4% and (93.5)% for the three months and six months ended June 30, 2005, respectively, differed from the statutory income tax rate for the periods mainly due to permanent tax differences associated with our accounting for embedded derivates and accretion of preferred stock dividends recorded as interest expense.

Stock based compensation.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Stock-based compensation	$4,139	$142	$3,997	2815%	$6,896	$281	$6,615	2354%

The reason for the increases in stock-based compensation expense is the adoption of SFAS 123R effective January 1, 2006. The adoption of SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and non-employees including employee stock options and employee stock purchases based on estimated fair value. Prior to 2006, we used the intrinsic-value method of accounting for stock based compensation arrangements for employees, directors and non-employees. Under the intrinsic-value method of accounting for stock based compensation, we recognized compensation cost to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant.

Liquidity and Capital Resources

Liquidity

We ended the second quarter of 2006 with $215.3 million in cash and cash equivalents and short-term investments as compared to $54.2 million at December 31, 2005, an increase of $161.1 million from six months ago. This increase was primarily due to $138.5 million net proceeds raised from the issuance of common stock in connection with our follow-on offering completed in March 2006, $9.4 million of net cash provided by operating activities and $3.1 million of proceeds from the issuance of common stock from stock option exercises and our ESPP program. We expect to finance our operations for the next twelve months primarily through available operating cash flows and cash reserves. There was $20,000,000 available for borrowings under the line of credit at June 30, 2006. We invest a large portion of our available cash in highly liquid, short-term investment grade government and agency debt securities with maturities of less than three months.

The following table summarizes Rackable System’s statement of cash flows for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$9,363	$(3,017)
Net cash used in investing activities	(133,611)	(401)
Net cash provided by financing activities	153,969	22,209

Net increase in cash and cash equivalents	29,721	18,791
Cash and cash equivalents—Beginning of period	29,099	17,111

Cash and cash equivalents—End of period	$58,820	$35,902

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2006 was $9.4 million, as compared to net cash of $3.0 million used in operating activities for the six months ended June 30, 2005. For the six months ended June 30, 2006, the $6.6 million increase in our inventory was partially offset by an increase in our accounts payable of $2.3 million and a decrease in accounts receivable of $3.1 million. The increase in inventory was mainly due to higher raw material purchases at June 30, 2006 compared to December 31, 2005. Our income before taxes for the six months ended

June 30, 2006 was reduced by $6.9 million of non-cash charges for stock based compensation. For the six months ended June 30, 2005, net cash used in operating activities of $3.0 million resulted from a net loss of $3.2 million that was partially offset by $4.2 million of non-cash charges pertaining to changes in fair value of embedded derivatives. In addition, for the six months ended June 30, 2005, cash was used in operating activities to fund net working capital increases in accounts receivable of $10.2 million and inventory of $6.5 million. These were partially offset by an increase in accounts payable of $8.1 million.

Prior to the adoption of SFAS 123R, we presented as operating cash flows the tax benefits from option exercises related to the excess of tax deductions from employees exercises of stock options over the related stock-based compensation cost recognized for financial reporting purposes. In accordance with SFAS 123R, such tax benefits are classified as financing cash flows. During the six months ended June 30, 2006, we recorded $12.4 million of excess tax benefits related to stock option exercises as a financing cash inflows and a change to prepaids and other assets of $4.3 million associated with the benefit from excess tax deductions as an operating cash outflow. In addition, for the six months ended June 30, 2006, cash flows from operating activities would have been $12.4 million higher had we not adopted SFAS 123R.

We anticipate that accounts receivable, inventory and accounts payable will continue to increase to the extent our business expands.

Investing Activities

Cash used in investing activities was $133.6 million for the six months ended June 30, 2006 compared to cash used in investing activities of $401,000 for the six months ended June 30, 2005. During the six months ended June 30, 2006, cash used in investing activities consisted of purchases of short-term marketable securities of $199.3 million, primarily attributed to net proceeds of $138.5 million received from the issuance of common stock from the completion of our follow-on offering in March 2006, and $2.0 million used for capital expenditures for computer hardware, office equipment and software applications. These were partially offset by sales and net maturities of our short-term marketable securities of $67.8 million. For the six months ended June 30, 2005, we used cash in investing activities of $401,000 for capital and intangible expenditures.

In general, we are not a capital intensive company. However, we do expect capital investments to increase moderately in the near future as we implement a new enterprise resource planning and financial system and we invest in our infrastructure and systems to improve our process controls and procedures in anticipation of becoming Sarbanes-Oxley compliant by the end of 2006.

Financing Activities

Net cash generated from financing activities during the six months ended June 30, 2006 was $154.0 million, as compared to $22.2 million for the six months ended June 30, 2005. In the first quarter of 2006, we successfully completed a follow-on offering receiving net proceeds of $138.5 million. We invested the proceeds in short-term investments. In accordance with SFAS 123R, the cash flows resulting from the excess tax benefits from employee’s exercises of stock options (as discussed above) are classified as financing cash flows. During the six months ended June 30, 2006, the Company recorded $12.4 million of excess tax benefits related to stock option exercises. In the six months ended June 30, 2005, we repurchased common stock from our Founders for $6.0 million and primarily financed our operations through our line of credit with Silicon Valley Bank.

Credit Facility

We extended our line of credit with Silicon Valley Bank in August 2005. The line of credit agreement provides for borrowings not to exceed the lesser of $20,000,000 or the sum of 80% of eligible accounts receivable and loans from the bank in the aggregate principal amount of $10,000,000, provided that such loans shall only be available as long as we maintain profitability in each of the two preceding fiscal quarters, less the amount of all outstanding letters of credit, foreign exchange reserves and all amounts utilized for cash management services. The line of credit agreement matures on August 30, 2006 and provides an aggregate sub-limit of $5,000,000 for letters of credit, cash management services and reserves, as defined, and foreign exchange contracts. Borrowings under the line of credit bear interest at prime and are secured by substantially all of our assets, including intellectual property rights. The line of credit agreement contains financial covenants that specify minimum profitability and tangible net worth requirements. There was $20,000,000 available for borrowings under the line of credit at June 30, 2006.

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

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at June 30, 2006, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years
Operating leases	$1,557	$500	$1,057
Purchase obligations	313	313	—

Total	$1,870	$813	$1,057

In July 2004, we entered into a five-year lease agreement for our corporate headquarters located in Milpitas, California.

In February 2006, we agreed to purchase 2,500 board pairs from a supplier. As of June 30, 2006, there was a remaining commitment of $312,500 for the year ending December 31, 2006.

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

Related Party Transactions

In February 2005, the Company entered into an agreement with Rackable Investment LLC, the Company’s controlling stockholder, in which Rackable Investment LLC gave up its right to take cash in lieu of common stock upon redemption of the Series A preferred stock held by it. In consideration for this, the Company agreed (1) not to take a number of corporate actions without Rackable Investment LLC’s consent, including pricing or consummating a contemplated initial public offering, (2) to amend the registration rights agreement between the Company and Rackable Investment LLC and the Company’s founders that provides Rackable Investment LLC with additional registration rights in the event of another offering, and (3) to amend the voting agreement with Rackable Investment LLC to clarify the provisions of that agreement. As a result, the carrying amount of the embedded derivative related to the common stock conversion unit of the Series A preferred stock was reclassified to additional paid-in capital in February 2005 (Note 13).

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

Although our revenues have increased on a quarterly basis since the fourth quarter of 2004, we expect our revenues will fluctuate on a quarterly basis in future periods, and we have projected that revenues for the third quarter of 2006 may be lower than revenues in the second quarter of 2006. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

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

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. For example, our largest customer in fiscal 2002 accounted for 32% of our revenues, but this customer only accounted for 6% of our revenues in fiscal 2003 and none of our revenues in fiscal 2004. Similarly, our largest customer in fiscal 2004 accounted for 36% of our revenues, but only accounted for 1% of our revenues in fiscal 2003. In 2005 our three largest customers accounted for approximately 60% of our revenues. In the first half of 2006 our three largest customers account for 74% of our revenues. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected.

In 2005 and the first half of 2006, a substantial majority of our revenues were generated from companies that compete in the Internet services market. A significant part of our growth has been due to the fact that these companies are doing well and in many cases expanding, and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenues will be adversely affected.

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

A significant portion of our operating expenses is directly related to the pricing of commoditized materials and components utilized in the manufacture of our products, such as memory, hard drives and central processing units, or CPUs. As part of our procurement model, we do not enter into long-term supply contracts for these materials and components, but instead purchase these materials and components in a competitive bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by the availability and price volatility in the marketplace for these components and materials, especially for dynamic random access memory, or DRAM, and new versions of hard drives and CPUs that are introduced by our suppliers. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. In addition, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margins.

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

One component of our growth strategy is to expand into international markets, which includes our establishment of a subsidiary in Ireland during September 2005. However, we have limited experience in selling our systems overseas, and we may encounter unexpected difficulties in doing so. If we are not able to successfully expand into international markets, our ability to grow our business will be adversely affected. Some of the factors that may impact our ability to initiate and maintain sales in foreign markets include:

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

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to continue to hire qualified sales personnel if we are to achieve our anticipated revenue growth. The competition for qualified sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past, it has taken us up to six months to hire a qualified sales executive and it may take a newly hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencement of the search to productivity in excess of one year. In addition, if we are unable to retain our existing sales personnel, our ability to maintain or grow our current level of revenues will be adversely affected.

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

We sold our first Foundation Series servers in February 2000. For fiscal 2005 and the first half of 2006, sales of our Foundation Series product line accounted for approximately 93% and 89%, respectively, of our revenues. We launched our Scale Out Series product line in August 2004 as an additional offering in our product line, which accounted for approximately 7% and 11% of our revenues in fiscal 2005 and the first half of 2006, respectively. While we expect this series to contribute to future revenues, we are not certain if this contribution will continue or grow. If our Scale Out Series compute servers fail to achieve market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current product line, we may not grow our business and revenues as we expect. In addition, while it is not our intention, there is the risk that sales of our Scale Out Series compute servers will, in some cases, replace sales of our Foundation Series compute servers, which would decrease the ability of our Scale Out Series compute servers to increase our revenues. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

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

In December 2005, we identified potential state sales and use tax liabilities relating to certain of our product sales to customers outside of California. We estimated the gross tax liability to the states identified to be $1.15 million which was recorded in Accrued expenses as of December 31, 2005. We also quantified the exposure relating to interest and estimated collection exposures and, accordingly, recorded a $426,000 charge to general and administrative expense in the fourth quarter of 2005 with an offsetting increase to Accrued expenses as of December 31, 2005. For the six months ended June 30, 2006, we increased our estimated gross tax liability by $500,000 to $1.65 million which was recorded in Accrued expenses. There was no change in Accrued expenses for the six months ended June 30, 2006 for the exposure relating to interest and estimated collection exposures of $426,000. Although we believe that we have the right to recover the sales tax from these customers, and accordingly have recorded a receivable for $1.65 million (included in other current assets), if we are not able to recover these sales taxes from these customers, we will record an additional charge to our operating results and need to pay these taxes out of our funds.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates. We did not have material indebtedness for borrowed money as of June 30, 2006. The annual interest rate on our credit facility is the prime rate plus 1%. If and when we do enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales or have material purchase obligations outside of the United States and therefore do not generally have exposure to foreign currency exchange risks.

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2005 and June 30, 2006, our cash equivalents consisted of money market funds and our short-term investments consisted of debt securities with effective maturities of three months and less. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio at December 31, 2005 and June 30, 2006. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. As of December 31, 2005 and June 30, 2006, we had no material foreign currency exchange risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of June 30, 2006 to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 2, 2005, we filed suit against Supermicro Computer, Inc. in the United States District Court for the Northern District of California, claiming that Supermicro’s products infringe two patents held by us. The complaint seeks monetary damages and injunctive relief. On September 22, 2005, in its answer to this suit, Supermicro Computer claimed that the two patents held by us are invalid. During the second quarter of 2006, discovery in the case continued. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business. We previously discussed this suit in our Annual Report on Form 10-K for the year ended December 31, 2005, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

ITEM 1A. Risk Factors

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on February 22, 2006, have not substantively changed, except for as follows:

1. The risk factors “We are substantially dependent on a concentrated number of customers, specifically Internet companies, that purchase in large quantities. If we are unable to maintain or replace our relationships with customers and diversify our customer base, our revenues may fluctuate and our growth may be limited,” “We depend on our Foundation Series servers for substantially all of our revenues. If the market acceptance of our Foundation Series servers does not continue, or if we are unsuccessful in introducing our Scale Out Series servers, we may not be able to achieve or sustain our anticipated growth,” and “If we are not able to recover sales and use taxes from past sales to several of our customers, we may have to pay those taxes out of our funds and record an additional charge to our operating results” have been updated as set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Business” of this Quarterly Report on Form 10-Q, to include second quarter of 2006 financial information.

2. The risk factor “Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline” has been updated to reflect our third quarter financial projections.

3. The risk factor “Our products incorporate open standard, commoditized components and materials that we obtain in spot markets, and, as a result, our cost structure and our ability to respond in a timely manner to customer demand are sensitive to volatility of the market prices for these components and materials” has been updated to note that our cost structure can be affected by the availability and price volatility of DRAM and new versions of hard drives and CPUs released by our suppliers.

4. As a result of the receipt of aggregate net proceeds from our follow-on public offering in March 2006, after deducting underwriting discounts and commissions and issuance costs, of approximately $138.5 million, we believe that the risks cited in the risk factor entitled “Our cash balance and short term investments may decrease significantly during a quarter and if we are unable to raise additional capital or improve our cash position from operating activities in such a quarter, our business may be harmed” have decreased substantially.

5. As a result of our follow-on public offering in March 2006, the stock ownership of our major stockholders decreased. As a result, the risks set forth in the risk factor entitled “Our existing principal stockholders, executive officers and directors have substantial control over our company, which may prevent stockholders from influencing significant corporate decisions” have decreased substantially.

6. As a result of the sales by the selling stockholders in our follow-on public offering in March 2006, together with the expiration of lock-up agreements entered into in connection with our follow-on public offering in December 2005, we believe that the risks set forth in the risk factor “A significant portion of our total outstanding common stock is restricted from immediate resale but may be sold into the market in the near future. If there are substantial sales of our common stock, the price of our common stock could decline” have decreased substantially.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 31, 2006, our stockholders approved the following items:

(a) The election of the following individuals as directors of the Company.

	For	Withheld
Thomas K. Barton	15,848,872	9,735
Gary A. Griffiths	15,847,351	11,256
Michael J. Maulick	15,847,371	11,236
Hagi Schwartz	15,847,371	11,236
Ronald D. Verdoorn	15,848,851	9,756

(b) The ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2006.

For	Against	Abstain
15,854,111	2,012	2,484

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
Chief Financial Officer
(Duly authorized and principal financial officer)

Dated: August 14, 2006

Exhibit Index

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

10.1	Officer Compensation Changes in Second Quarter 2006 (3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed as Exhibit 3.1 to Rackable Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 12, 2005, and incorporated herein by reference.
(2)	Filed as Exhibit 3.6 to Rackable Systems, Inc.’s Registration Statement on Form S-1 (No. 333-122576) and incorporated herein by reference.
(3)	Described in Item 1.01 of Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 12, 2006 and incorporated herein by reference.