Form 10-Q/A
period 2006-04-01
Rackable Systems, Inc.
filed 2006-08-28
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the Quarterly Period ended April 1, 2006 to reflect the following corrections to Note 3 of the Financial Statements in Part I, Item 1 of that report:

•	that the total intrinsic value of options exercised during the three months ended March 31, 2006 was $27.0 million, rather than $2.8 million as was originally reported

•	that the total intrinsic value of options outstanding at March 31, 2006 was $129.9 million, rather than $114.5 million as was originally reported

•	that the total intrinsic value of options vested and expected to vest at March 31, 2006 was $116.9 million rather than $103.2 million as was originally reported

This Amendment also amends Item 4 of Part I to include additional disclosure confirming the effectiveness of our disclosure controls and procedures as of March 31, 2006.

This Amendment amends only the information stated above in Note 3 of the Financial Statements in Item 1 of Part I, and the disclosure in Item 4 of Part I, of Form 10-Q as originally filed on May 15, 2006. Also attached to this Amendment is an Exhibit Index disclosing the filing of the certifications required to be filed as exhibits to this Amendment, as well as such certifications.

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

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $19.65. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $27.0 million. The total intrinsic value of options outstanding at March 31, 2006 was $129.9 million. The total intrinsic value of options vested and expected to vest at March 31, 2006 was $116.9 million.

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
Chief Financial Officer
(Duly authorized and principal financial officer)

Dated: August 25, 2006

Exhibit Index

Number	Exhibit
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.