Form 10-Q
period 2006-09-30
Rackable Systems, Inc.
filed 2006-11-14
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 8, 2006, there were 28,088,213 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RACKABLE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,015	$29,099
Short-term investments	177,782	25,065
Accounts receivable	63,413	49,700
Inventories	47,347	40,649
Deferred income taxes	7,086	6,504
Deferred cost of sales	762	8,665
Prepaids and other current assets	9,547	4,111

Total current assets	323,952	163,793
PROPERTY AND EQUIPMENT—Net	4,529	2,588
GOODWILL	21,229	2,820
INTANGIBLE ASSETS—Net	14,919	6,601
OTHER ASSETS	8,268	240

TOTAL	$372,897	$176,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,957	$28,226
Accrued expenses	11,441	7,434
Sales tax payable	1,851	857
Income taxes payable	—	3,179
Deferred revenue	4,029	11,771

Total current liabilities	63,278	51,467
DEFERRED INCOME TAXES	3,315	304
DEFERRED RENT	20	28
DEFERRED REVENUE	3,019	978

Total liabilities	69,632	52,777
COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 120,000,000 shares authorized; 28,029,664 and 23,040,449 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	28	23
Additional paid-in capital	399,288	231,972
Deferred stock-based compensation	—	(1,805)
Accumulated other comprehensive income (loss)	(34)	1
Accumulated deficit	(96,017)	(106,926)

Total stockholders’ equity	303,265	123,265

TOTAL	$372,897	$176,042

See notes to condensed consolidated financial statements.

RACKABLE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE	$80,460	$57,418	$253,500	$131,868
COST OF REVENUE (a)	63,281	43,556	196,644	102,890

GROSS PROFIT	17,179	13,862	56,856	28,978

OPERATING EXPENSES:
Research and development (a)	3,787	549	8,127	1,394
Acquired in-process research and development	2,840	—	2,840	—
Sales and marketing (a)	7,014	3,944	18,309	10,624
General and administrative (a)	6,487	1,992	14,600	5,522

Total operating expenses	20,128	6,485	43,876	17,540

INCOME (LOSS) FROM OPERATIONS	(2,949)	7,377	12,980	11,438

OTHER INCOME (EXPENSE)—Net:
Change in fair value of embedded derivatives in preferred stock (Note 15)	—	—	—	(4,192)
Interest income	2,740	254	5,418	274
Interest expense	—	(9)	—	(1,537)
Other income (expense)—net	(48)	(1)	814	(1)

Total other income (expense)—net	2,692	244	6,232	(5,456)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(257)	7,621	19,212	5,982
INCOME TAX PROVISION	(132)	(3,251)	(8,303)	(4,784)

NET INCOME (LOSS)	$(389)	$4,370	$10,909	$1,198

NET INCOME (LOSS) PER SHARE
Basic	$(0.01)	$0.22	$0.41	$0.15

Diluted	$(0.01)	$0.20	$0.39	$0.07

SHARES USED IN NET INCOME (LOSS) PER SHARE
Basic	27,812,158	20,028,819	26,593,157	7,872,363

Diluted	27,812,158	22,049,960	28,228,922	17,156,491

__________
(a) Includes charges for stock-based compensation:
Cost of revenue	$1,016	$22	$2,541	$70
Research and development	1,518	19	3,002	55
Sales and marketing	1,824	65	4,048	197
General and administrative	1,713	33	3,377	98

Total	$6,071	$139	$12,968	$420

See notes to condensed consolidated financial statements.

RACKABLE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,909	$1,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,203	2,492
Provision (benefit) for doubtful accounts receivable, net of writeoffs	20	(44)
Provision for inventory	—	2,845
Deferred income taxes	2,415	(4,591)
Accrued interest income	—	(43)
Accretion for preferred stock dividends recorded as interest expense	—	1,087
Write-off of acquired in-process research and development	2,840	—
Stock-based compensation	12,968	420
Changes in fair value of embedded derivatives in preferred stock	—	4,192
Changes in operating assets and liabilities:
Accounts receivable	(12,968)	(36,791)
Inventories	(6,379)	(28,309)
Prepaids and other assets	(13,122)	(5,192)
Accounts payable and other payables	17,125	24,463
Accrued expenses	3,685	1,265
Income taxes payable	(3,179)	4,920
Deferred cost of sales	7,995	—
Deferred revenue	(5,848)	6,312

Net cash provided by (used in) operating activities	18,664	(25,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(384,547)	(14,900)
Proceeds from sales and maturities of marketable securities	231,795	6,995
Cash paid in Terrascale acquisition, net of cash acquired	(30,010)	—
Purchases of property and equipment	(2,688)	(541)
Expenditures for intangibles	(127)	(82)

Net cash used in investing activities	(185,577)	(8,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under line of credit, net	—	(14,061)
Repurchase of common stock from founders	—	(6,000)
Payment of notes payable to related parties	—	(3,000)
Redemption of mandatorily redeemable preferred stock	—	(24,738)
Excess tax benefit of stock options exercised	12,935	—
Proceeds from issuance of common stock upon ESPP purchase	1,542	—
Proceeds from issuance of common stock upon exercise of stock options	2,900	8
Proceeds from issuance of common stock upon initial public offering—net of issuance costs	—	67,780
Proceeds from issuance of common stock upon follow on offering—net of issuance costs	138,452	—

Net cash provided by financing activities	155,829	19,989

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,084)	(14,315)

CASH AND CASH EQUIVALENTS—Beginning of period	29,099	17,111

CASH AND CASH EQUIVALENTS—End of period	$18,015	$2,796

NON CASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation related to stock option grants, net of cancellations	$—	$338

Increase to additional-paid in capital resulting from excess tax benefit of stock options exercised (Notes 2 and 18)	$12,935	$—

Reclassification of embedded derivatives in preferred stock to additional paid-in capital (Note 15)	$—	$107,831

Issuance of common stock in connection with conversion of mandatorily redeemable preferred stock	$—	$9

Issuance of Common Stock as payment for accrued liabilities	$—	$50

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$6,035	$4,520

Cash paid for interest	$—	$450

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with the generally accepted accounting principles in the United States of America have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2006.

If the last day of the calendar quarter does not end on a Saturday, Rackable Systems’ fiscal quarter ends on the first Saturday following the last day of the calendar quarter. The actual interim period in 2006 ended on September 30, 2006. To simplify the presentation, the interim period for 2005 is shown as ending on September 30, 2005 although the interim period actually ended on October 1, 2005. The three and nine month interim periods for both 2006 and 2005 consisted of 13 and 39 weeks, respectively. Our 2005 fiscal year ended on December 31, 2005.

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

Unaudited Interim Financial Information—The interim financial information for the three and nine months ended September 30, 2006 and 2005 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the interim financial information. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of results for any subsequent periods.

Short-term Investments—Short term investments consist of investments in marketable debt securities, primarily U.S. Agency Notes, Municipal Bonds and Commercial Papers. At September 30, 2006, all of Rackable Systems’ marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). Short-term investments consist of the following at September 30, 2006 and December 31, 2005 (in thousands):

As of September 30, 2006	Purchase/ Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Aggregate Fair Value
Municipal bonds	$43,200	$—	$(1)	$43,199
Federal Agency Notes	51,677		(11)	51,666
Commercial Papers	82,939	—	(22)	82,917

Total	$177,816	$—	$(34)	$177,782

As of December 31, 2005	Purchase/ Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Aggregate Fair Value
Municipal bonds	$12,096	$—	$—	$12,096
Federal Agency Notes	12,968	1	—	12,969

Total	$25,064	$1	$—	$25,065

Product Warranty—Rackable Systems’ warranty period for its products is generally one to three years. Rackable Systems accrues for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon Rackable Systems’ historical experience and is included in accrued expenses and cost of revenue. The amounts charged and accrued against the warranty reserve for three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance—beginning of period	$826	$810	$726	$550
Current period accrual	436	142	1,503	663
Warranty expenditures charged to accrual	(402)	(237)	(1,369)	(498)

Balance—end of period	$860	$715	$860	$715

Concentration of Credit Risk—Financial instruments that potentially subject Rackable Systems to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable from three customers accounted for 37%, 18% and 10% of total accounts receivable at September 30, 2006 and accounts receivable from three customers accounted for 46%, 23% and 14% of total accounts receivable at December 31, 2005.

Concentration of Customer Risk—Revenue from customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Customer A	28%	19%	31%	11%
Customer B	22%	8%	28%	21%
Customer C	2%	44%	7%	20%

Fair Value of Financial Instruments—The fair values of cash and cash equivalents reported in the accompanying balance sheets approximate their carrying value. Rackable Systems accounts for derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 133 (“SFAS 138”). SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. These standards require that Rackable Systems record derivatives at their fair values on the balance sheet. Rackable Systems had two non-hedged derivatives embedded in its Series A mandatorily redeemable preferred stock at March 31, 2005 and none at September 30, 2005 (see Note 15). Changes in the fair value of these embedded derivatives are recognized in the accompanying unaudited Condensed Consolidated Statements of Operations for the nine month period ended September 30, 2005.

Revenue Recognition— The Company accounts for its revenues under the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”); Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”).

Under the provisions of SAB 104, the Company recognizes revenues from sales of products, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally, this occurs at the time of shipment when risk of loss and title has passed to the customer.

Service revenue includes hardware maintenance, installation, training and consulting. Pursuant to SAB 104, the Company recognizes revenue from the sale of its products prior to completion of these services, as the Company’s product sales are not dependent on these services to be functional. Revenue from hardware maintenance contracts, which are sold and invoiced separately, is recognized ratably over the contract term, generally one to four years.

In situations where the Company sells its products along with other services, such as installation, training and consulting, it applies the provisions of EITF 00-21, and records revenue for the fair value of such services, based on the price charged when sold separately, over the periods in which the services are performed. Installation services are typically requested by the Company’s new customers who have limited history with their products. Installation and related services are usually performed within one day after product delivery.

As a result of our Terrascale acquisition in September 2006, we acquired clustered file system software. This software is typically integrated with industry standard hardware and sold as a hardware appliance, but can also be sold on a standalone basis. We provide unspecified software updates and enhancements to the software through service contracts. As a result, we account for revenue in accordance with SOP 97-2 for transactions involving the sale of software. Revenues earned on software arrangements involving multiple-elements are allocated to each element based on the Vendor Specific Objective Evidence (“VSOE”) of fair value. The VSOE of fair value of the undelivered elements (maintenance and support services) is generally determined based on the price charged for the undelivered element when sold separately or renewed. If VSOE cannot be obtained to determine fair value of the undelivered elements, revenue from the entire arrangement would be deferred and recognized as these elements are delivered.

Statement of Cash Flows— Prior to the adoption of SFAS No. 123(R), Shared-Based Payment (“SFAS 123R”), the Company presented tax benefits related to the excess of tax deductions from employee’s exercises of stock options over the stock-based compensation cost recognized for those options as operating cash flows in the statement of cash flows. In accordance with SFAS 123R, such excess tax benefits are now classified as financing cash flows. During the nine month period ended September 30, 2006, the Company recorded $12.9 million of excess tax benefit from stock option exercises as financing cash flows.

Net Income (Loss) Per Share— Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period, determined using the treasury stock method. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and the redemption or conversion of preferred stock, are included in diluted net income per share to the extent such shares are dilutive. Diluted net loss per share was the same as basic net loss per share for the three months ended September 30, 2006. For the three months ended September 30, 2006, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive.

Recently Issued Accounting Standards— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective beginning July 1, 2008. The Company is evaluating the potential impact of the adoption of SFAS 157 on the Company’s financial position, cash flows or results of operations.

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this interpretation had no impact on the Company’s financial position, cash flows or results of operations.

In July 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Company will decide on a policy for interest and penalty classification by the end of 2006 and adopt the Interpretation beginning with fiscal year 2007. Management is evaluating the impact of this interpretation on the Company’s financial position, cash flows or results of operations.

3. ACQUISITION

On September 8, 2006, the Company completed its acquisition of Terrascale Technologies, Inc. (“Terrascale”). Terrascale is a provider of a clustered file system solution enabling high performance input/output (I/O) connectivity between servers and commodity-based storage subsystems. The purchase price was $39.4 million, which included $1.5 million related to a loan made to Terrascale prior to closing. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), and accordingly the Company’s consolidated financial statements from September 8, 2006 include the impact of the acquisition. There is also a potential additional payment of $9.0 million within six months of the closing if Rackable Systems decides to keep the patent application and intellectual property related to a technology known as the Distributed Parity Engine (“DPE”). As of the end of the third fiscal quarter of 2006, Rackable Systems has not exercised the option to retain the rights to the DPE technology.

The purchase price includes $7.8 million of consideration which will vest and be paid out to continuing employees over the third through eighth quarters (the quarter ended June 30, 2007 through the quarter ended September 30, 2008) following the closing based on continued employment and will be accounted for as compensation expense.

Terrascale stock options were exchanged in the merger and became options to purchase 30,419 shares of Rackable Systems common stock at an exercise price of $5.86 per share which have a fair value of $647,000.

The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The valuation of the identifiable intangible assets acquired was prepared based on management’s estimates and assumptions. The following table summarizes the allocation of the total adjusted purchase price, as of the date of the acquisition (in thousands):

Net tangible assets	$1,528
In-process research and development	2,840
Amortizable intangible assets:
Existing technology	8,256
Customer relationships	633
Contract backlog and maintenance contracts	263
Non-competition agreements	319
Goodwill	18,409

Total adjusted purchase price	$32,248

The total adjusted purchase price of $32.2 million is the total purchase price of $39.4 million plus $1.0 million of acquisition related expenses less $7.8 million of consideration to be paid out to continuing employees and approximately $317,000 related to the fair value of unvested and unearned stock options.

With the exception of $2.8 million of in-process research and development (“IPRD”), the identified intangible assets consisting of existing technology of $8.3 million, customer relationships of $633,000, contract backlog and maintenance contracts of $263,000 and non-competition agreements of $319,000 will be amortized on a straight-line basis over their estimated useful lives, with a weighted average life of approximately 5.5 years.

Development projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD. The $2.8 million value allocated to projects that were identified as IPRD were charged to expense in the third quarter of 2006. The Company’s IPRD relates to developing a new version of the current software platform. The value assigned to IPRD was primarily determined utilizing the income approach which presumes that the value of an asset can be estimated by the net economic benefit (ie. cash flows) to be received over the life of the asset, discounted to present value utilizing a discount rate of 21%. The estimated cost to complete the IPRD projects is approximately $900,000 and is anticipated to be completed in 2007.

4. GOODWILL AND INTANGIBLE ASSETS

In connection with the Terrascale acquisition on September 8, 2006, the Company recorded $18.4 million of goodwill. This goodwill was determined in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). On December 22, 2002 the Company acquired substantially all of the assets and liabilities of Old Rackable, in a transaction accounted for using the purchase method of accounting and recorded $781,000 of goodwill. Rackable Systems acquired Old Rackable to enter the market for high-density compute servers and high-capacity storage systems. Also as part of the asset purchase arrangement, Rackable Systems entered into a warrant agreement with Old Rackable, whereby Rackable Systems would issue up to four warrants to Old Rackable. In December 2004, the warrants were repurchased by the Company in exchange for a note payable of which approximately $2.0 million was charged to goodwill. The carrying value of goodwill as of September 30, 2006 is as follows (in thousands):

	Nine months ended September 30, 2006
	Rackable	Terrascale	Total
Balance as of December 31, 2005	$2,820	$—	$2,820
Purchased goodwill	—	18,409	18,409

Balance as of September 30, 2006	$2,820	$18,409	$21,229

In accordance with SFAS 142, goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Company’s policy on impairment analysis. Regardless of whether impairment indicators are present, the Company is required by SFAS 142 to test its goodwill for impairment at least annually. The Company has chosen the end of its fiscal month of December as the date of its annual impairment test. In accordance with SFAS 142, goodwill is evaluated for impairment at the reporting unit level. While the CEO, who is the Company’s chief operating decision maker, monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources, sales and administrative support, and facilities. This allows the Company to leverage its costs in an effort to maximize return. The Company believes that any allocation of such shared expenses to various products would be impractical and arbitrary and it currently does not make such allocations internally. As such, the Company considers itself a single reporting unit.

In December 2002, as a part of the acquisition of Old Rackable, the Company also recorded an intangible asset allocated to trade name in the amount of $3.5 million. This intangible asset is not amortizable.

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s intangible assets (in thousands):

As of September 30, 2006	Useful Life	Gross	Accumulated Amortization	Net
Old Rackable Acquistion
Patents	5.00	$4,392	$3,316	$1,076
Customer list	5.00	2,791	2,108	683
Customer backlog	2.00	156	156	—

		7,339	5,580	1,759

Rackable Systems
Patents	5.00	474	153	321
Other intangibles	5.00	25	7	18

		499	160	339

Terrascale Acquistion
Existing technology	7.00	8,256	68	8,188
Customer relationships	4.00	633	9	624
Contract backlog	0.25	228	51	177
Maintenance contracts	6.00	35	0	35
Non-compete agreements	2.00	319	9	310

		9,471	137	9,334

Tradename - not amortizable		3,487	—	3,487

Total		$20,796	$5,877	$14,919

As of December 31, 2005	Useful Life	Gross	Accumulated Amortization	Net
Old Rackable Acquistion
Patents	5.00	$4,392	$2,658	$1,734
Customer list	5.00	2,791	1,690	1,101
Customer backlog	2.00	156	156	—

		7,339	4,504	2,835

Rackable Systems
Patents	5.00	347	92	255
Other intangibles	5.00	25	1	24

		372	93	279

Tradename - not amortizable		3,487	—	3,487

Total		$11,198	$4,597	$6,601

In the three and nine months ended September 30, 2006, amortization of intangible assets was approximately $521,000 and $1.3 million, respectively. In the three and nine months ended September 30, 2005, amortization of intangible assets was approximately $373,000 and $1.1 million, respectively. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that the annual amortization of acquired intangible assets will be as follows (in thousands):

Total
2006 (remaining three months)	$938
2007	3,004
2008	1,551
2009	1,404
2010	1,339
2011 and beyond	3,196

Total amortization	$11,432

5. UNAUDITED PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma consolidated financial data represents the combined results of operations as if Terrascale’ business had been combined with the Company at the beginning of the respective period. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$80,624	$57,620	$253,956	$132,221
Operating income (loss)	$(960)	$3,766	$12,684	$6,572
Net income (loss)	$1,532	$686	$10,408	$(3,689)

Basic income (loss) per share	$0.06	$0.03	$0.39	$(0.47)
Diluted income (loss) per share	$0.05	$0.03	$0.37	$(0.47)

The unaudited pro forma results of operations are presented for illustrative purposes only and are not intended to represent what the Company’s results of operations would have been if the acquisition had occurred on those dates or to project the Company’s results of operations for any future period. Since the Company and Terrascale were not under common control or management for any period presented prior to the acquisition, the unaudited pro forma results of operations may not be comparable to, or indicative of, future performance. These results do not reflect any additional costs or cost savings resulting from the acquisition.

6. STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

Rackable Systems adopted the 2005 Equity Incentive Plan (the “2005 Plan”) in April 2005. The 2005 Plan is the successor equity incentive program to the 2002 Stock Option Plan (the “2002 Plan”). The 2005 Plan became effective on June 9, 2005 and the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2005 Plan is 3,772,383 shares. The number of shares reserved for issuance under the 2005 Plan is subject to an annual increase on the first anniversary of the Company’s initial public offering and annually on each January 1st thereafter as defined in the 2005 Plan. In the nine months ended September 30, 2006, Rackable Systems granted 1,136,167 options and 120,000 restricted stock shares under the 2005 Plan.

Rackable Systems adopted the 2006 New Recruit Equity Incentive Plan (the “2006 Plan”) in January 2006 which allows the Company to grant nonstatutory stock awards for up to 1,000,000 shares of common stock. The 2006 Plan provides for the grant of the following stock awards: (i) nonstatutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards, and (vi) other stock awards. The exercise price of each nonstatutory stock option shall be not less than one hundred percent (100%) of the fair market value of the common stock subject to the option on the date the option is granted. Stock awards expire ten years from the date of grant, or such shorter period specified in the option agreement. On September 12, 2006 the total shares of common stock reserved for the 2006 Plan was increased by 500,000 shares. In the nine months ended September 30, 2006, Rackable Systems granted 1,238,500 options under the 2006 Plan. Terrascale options were converted into options to purchase 30,419 shares of Rackable common stock and are included in the 2006 Plan.

Rackable Systems adopted the 2005 Non-Employee Directors’ Stock Option Plan (“2005 NE”) in April 2005. The 2005 NE became effective in June 2005 and the aggregate number of shares of common stock that may be initially issued pursuant to the 2005 NE is 66,667 shares. In the nine months ended September 30, 2006, Rackable Systems granted 26,831 options under the 2005 NE.

Rackable Systems adopted the 2005 Employee Stock Purchase Plan (“2005 ESPP”) in April 2005. The 2005 ESPP became effective in June 2005 and the aggregate number of shares of common stock that may be initially issued pursuant to the 2005 ESPP is 400,000 shares. The number of shares of common stock reserved for the 2005 ESPP is subject to an annual increase on January 1st of each year as defined by the plan. On January 1, 2006 the total shares of common stock reserved for the 2005 ESPP was increased by 230,404 shares. In the nine months ended September 30, 2006, Rackable Systems issued 143,286 shares under the 2005 ESPP.

In connection with the stock options granted to employees under the 2002 Plan, Rackable Systems recorded cumulative deferred stock-based compensation which represents the difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes on the grant date. The unamortized balance of $1.8 million at December 31, 2005 was offset against additional paid in capital in the first fiscal quarter of 2006 with the adoption of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Adoption of SFAS 123R

Prior to January 1, 2006, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123. The Company recognized stock- based compensation cost in its statement of operations for periods prior to January 1, 2006 for certain options granted prior to the Company’s initial public offering of its common stock in June 2005 based upon the intrinsic value, the difference between the deemed fair value of the Company’s common stock and the exercise price at the date of grant.

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

SFAS 123R was effective for the Company’s fiscal quarter beginning January 1, 2006, and requires the use of the modified prospective application method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that was outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. Additionally, under SFAS 123R, the 2005 ESPP is considered a compensatory plan, which requires the recognition of compensation cost for grants made under the ESPP. The Company recognizes compensation expense for all share-based payment awards on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award were, in-substance, multiple awards.

The pro forma effects on net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005, if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are as follows (amounts in thousands, except for per share amounts):

	Three Months ended September 30, 2005	Nine Months ended September 30, 2005
Net income	$4,370	$1,198
Employee stock-based compensation as reported	139	420
Stock-based compensation determined under the fair value based method for all awards—net of tax	(1,059)	(2,132)

Pro forma net income (loss)	$3,450	$(514)

Basic net income per share – as reported	$0.22	$0.15

Basic net income (loss) per share – pro forma	$0.17	$(0.07)

Diluted net income per share – as reported	$0.20	$0.07

Diluted net income (loss) per share – pro forma	$0.16	$(0.07)

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006 are $5.9 million and $3.3 million, respectively, lower and for the nine months ended September 30, 2006 are $12.6 million and $7.1 million, respectively, lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per share for the three months ended September 30, 2006 would both have been $0.11 higher and for the nine months ended September 30, 2006 would have been $0.27 and $0.25 higher, respectively, if the Company had not adopted SFAS 123R.

In addition, for the nine months ended September 30, 2006, cash flows from operating activities would have been $12.9 million higher and cash flows from financing activities would have been $12.9 million lower had the Company not adopted SFAS 123R.

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

Expected Volatility—Expected volatility for purposes of pro forma disclosures under SFAS 123 for the three and nine month periods ended September 30, 2005, were based on the stock volatilities of the Company’s peer group because the Company’s stock was not publicly-traded until June 2005. Upon the adoption of SFAS 123R, the Company reevaluated the assumptions used to estimate volatility, and determined that it would use a combination of the implied and historical volatility for both the Company and its peer group.

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

Fair Value—The fair value of the Company’s stock options granted to employees for the three months and nine months ended September 30, 2006 was estimated using the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Option Plan Shares
Expected term (in years)	5.7	4.0	5.6	4.2
Volatility	63%	79%	60%	83%
Expected dividend	—	—	—	—
Risk-free interest rate	4.9%	4.1%	4.8%	4.0%
Estimated annual forfeitures	8.3%	n/a	8.3%	n/a
Weighted-average fair value	$16.50	$7.62	$18.81	$7.91

ESPP Shares
Expected term (in years)	0.5 –1.3	1.4	0.5 –1.3	1.4
Volatility	57%	63%	54%	63%
Expected dividend	—	—	—	—
Risk-free interest rate	5.0%	3.5%	4.9%	3.5%
Weighted-average fair value	$8.15	$5.36	$11.02	$5.36

Stock Compensation Expense

Stock Compensation Expense— The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations, and the recognized tax benefit related thereto, for the three month and nine month periods ended September 30, 2006.

	Three Months ended September 30, 2006	Nine Months ended September 30, 2006
Cost of revenue	$1,016	$2,541
Research and development	1,518	3,002
Selling and marketing	1,824	4,048
General and administrative	1,713	3,377
Income tax benefit	(2,704)	(5,606)

Total	$3,367	$7,362

As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options and Restricted Stock Awards Activity

The following is a summary of stock options and restricted stock awards activity for our stock plans (in thousand, except per share amounts):

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2005	3,505,978	$7.30
Granted	2,431,917	$32.05
Exercised	(989,634)	$3.72	n/a
Forfeitures and cancellations	(115,210)	$22.75	n/a

Outstanding at September 30, 2006	4,833,051	$20.12	8.77

Vested and expected to vest at September 30, 2006	4,310,343	$19.60	8.77

Exercisable at September 30, 2006	631,512	$6.47	7.27

	Restricted Stock Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Beginning outstanding	—	$—
Awarded	120,000	27.36
Released	—	—
Forfeited	—	—

Endining outstanding	120,000	$27.36

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $18.81. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $32.3 million. The total intrinsic value of options outstanding at September 30, 2006 was $47.5 million. The total intrinsic value of options vested and expected to vest at September 30, 2006 was $44.3 million.

As of September 30, 2006, there was $38.9 million of total unrecognized compensation cost related to nonvested stock options and awards. That cost is expected to be recognized over a weighted average period of 1.6 years.

At September 30, 2006, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP but not yet recognized was approximately $1.0 million. This cost will be amortized on a straight-line basis over periods of up to two years.

The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP during the nine months ended September 30, 2006.

Purchase date	February 14, 2006	August 14, 2006
Shares issued	80,907	62,379

Weighted-average purchase price per share	$10.24	$11.41

7. COMPREHENSIVE INCOME (LOSS)

Rackable Systems’ comprehensive income (loss) is comprised of unrealized gains (losses) on marketable securities classified as available-for-sale. The net unrealized loss on marketable securities was $34,000 at September 30, 2006 and the unrealized gain was $1,000 at December 31, 2005.

8. DEFERRED REVENUE AND DEFERRED COST OF GOODS SOLD

Rackable Systems accounts for its revenue under the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”). Under the provisions of SAB 104, revenue is recorded at the later of the time of shipment when title and risk of loss passes to the customer or when customer acceptance periods expire, generally within 15 days of receipt by the customer. At September 30, 2006, Rackable Systems had deferred product revenue of $684,000 related to shipments to customers pending acceptance. The remaining deferred revenue of $6.4 million at September 30, 2006 pertains to revenue from maintenance and extended warranty arrangements that are recognized ratably over the contract period and professional support services which had not been completed as of the balance sheet dates. Deferred product costs associated with deferred revenue were $854,000 at September 30, 2006.

At December 31, 2005, Rackable Systems had deferred revenue and related deferred product costs of $5.3 million and $4.5 million, respectively, related to shipments to customers pending acceptance. Rackable Systems also deferred $5.4 million relating to a sale to a customer for systems shipped incomplete, at the request of the customer, as of December 31, 2005. Deferred cost of sales for the incomplete shipments was approximately $4.2 million as of December 31, 2005 and is included in current assets. The remaining deferred revenue of $2.1 million at December 31, 2005, pertains to revenue from extended warranty arrangements that are recognized ratably over the warranty period and professional support services which had not been completed as of the balance sheet dates.

9. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Finished goods	$6,882	$3,980
Evaluation units, net	1,341	828
Work in process	4,352	8,111
Raw materials	39,807	31,635
Reserves	(5,035)	(3,905)

Total inventories	$47,347	$40,649

10. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Leasehold improvements	$628	$415
Manufacturing equipment	909	506
Furniture and fixtures	354	310
Computer equipment	4,267	1,754
Construction in progress	243	572
Vehicles	118	98

	6,519	3,655
Less accumulated depreciation and amortization	(1,990)	(1,067)

Property and equipment, net	$4,529	$2,588

Depreciation and amortization of property and equipment totaled $356,000 and $157,000 for the three months ended September 30, 2006 and 2005, respectively. Depreciation and amortization of property and equipment totaled $923,000 and $440,000 for the nine months ended September 30, 2006 and 2005, respectively.

11. OTHER ASSETS

In June 2006 Rackable Systems invested $350,000 in an early-stage technology company located in the US. This minority interest investment of less than 20% is accounted for under the cost method and is included within Other Assets in the accompanying condensed consolidated balance sheet at September 30, 2006.

12. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Accrued commission	$1,247	$1,204
Accrued payroll and related expenses	2,685	2,802
Accrued warranty	860	726
Accrued sales and use tax	4,430	1,150
Other accrued expenses	2,219	1,552

Total accrued expenses	$11,441	$7,434

In December 2005, we identified potential state sales and use tax liabilities relating to certain of our product sales to customers outside of California. We estimated the gross tax liability to the states identified to be $1.15 million which was recorded in accrued sales and use tax as of December 31, 2005. We also quantified the exposure relating to interest and estimated collection exposures and, accordingly, recorded a $426,000 charge to general and administrative expense in the fourth quarter of 2005 with an offsetting increase to other accrued expenses as of December 31, 2005. For the nine months ended September 30, 2006, we increased our estimated gross tax liability by $3.3 million to $4.4 million which was recorded in accrued sales and use tax. The increase in the estimated gross tax liability was a result of additional information received during the quarter relating to customers and their self assessment process. The Company also recorded a $125,000 charge to general and administrative expense in the third quarter of 2006 with an offsetting increase to other accrued expenses as of September 30, 2006, increasing the balance included in other accrued expenses to $551,000. We believe that we will recover the sales tax from these customers, and accordingly have recorded a receivable for $4.4 million which is included in other current assets as of September 30, 2006.

13. BORROWINGS UNDER LINE OF CREDIT

Our previous line of credit expired in August 2006. In September 2006, the Company entered into a new line of credit agreement with a bank that provides for borrowings not to exceed $25.0 million, provided that such loan shall only be available as long as Rackable Systems maintains quarterly profitability excluding the impact of FAS 123R and acquisition related charges. The line of credit agreement matures on September 29, 2007. Borrowings under the line of credit bear interest, at the option of the Company, at prime or adjusted LIBOR plus 185 basis points. The line of credit agreement contains financial covenants that specify minimum profitability, a minimum unencumbered U.S. liquidity, and tangible net worth requirements. There were no borrowings under the line of credit at September 30, 2006.

14. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with Rackable Systems’ initial public offering of its common stock, the sole holder of Rackable Systems’ Series A redeemable preferred stock elected, pursuant to the terms thereof, to convert each share of Series A preferred stock into conversion units, each conversion unit consisting of one share of Series B redeemable preferred stock and 0.467 shares of common stock (a “Conversion Unit”), and then immediately distribute the shares of Series B preferred stock and common stock to its members. Upon the closing of Rackable Systems’ initial public offering of its common stock in June 2005, each share of Series B preferred stock was redeemed for cash. Consequently, Rackable Systems issued 9,016,000 shares of common stock and paid $24.7 million to the Series B preferred stockholders. As of December 31, 2005 and September 30, 2006, there were no outstanding shares of preferred stock.

Effective July 1, 2003, upon the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, Rackable Systems reclassified the aggregate carrying value of Series A preferred stock at that date, totaling approximately $21.4 million, net of deferred compensation of $1.8 million associated with 800,000 shares of Series A preferred stock issued to two company executives, to long-term liabilities. Rackable Systems had no accretion for preferred stock dividends for the three months ended September 30, 2005. The Company recorded accretion for preferred stock dividends of approximately $1.1 million for the nine months ended September 30, 2005, which is included as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

15. EMBEDDED DERIVATIVES IN PREFERRED STOCK

The Series A preferred stock redemption feature that provides for settlement of the common stock portion of the Conversion Unit in cash at the option of the holder effectively provides the holder of Series A preferred stock with a call option that is considered an embedded call option derivative under SFAS 133. Consequently, the common stock portion of the Conversion Unit must be bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded call option was approximately $3.8 million, recorded as a liability at the date of issuance, reducing the recorded value of Series A preferred stock. On February 13, 2003 (second issuance date), the fair value of the embedded call option was approximately $412,000, recorded as a liability at the second issuance date, reducing the recorded value of the second issuance of Series A preferred stock. In accordance with the provisions of SFAS 133, Rackable Systems is required to adjust the carrying value of such embedded call option to fair value at each reporting date and recognize the change in fair value in the Statement of Operations. As a result Rackable Systems recognized expense of approximately $4.2 million for the nine months ended September 30, 2005, recorded as a component of changes in fair value of embedded derivatives in preferred stock in the Statements of Operations. There were no expenses recorded for the three months ended September 30, 2005. In February 2005, Rackable Investment LLC, the sole holder of all outstanding shares Series A preferred stock, relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. As a result, because the common stock portion of the conversion unit can only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash ($107.8 million) was reclassified from liabilities to additional paid-in capital.

The Series A preferred stock redemption feature that provided for redemption at the greater of (i) the face value (plus any accumulated or accrued but unpaid dividends thereon) or (ii) product of the face value multiplied by 1.25 effectively provided the holders of the Series A preferred stock with a put option that was considered an embedded derivative under SFAS 133. Consequently the embedded put option was bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded put option was $128,000, recorded as a liability at the date of issuance, reducing the recorded value of the Series A preferred stock. On February 13, 2003 (second issuance date), the fair value of the embedded derivative was insignificant. In accordance with the provisions of SFAS 133, Rackable Systems was required to adjust the carrying value of the embedded put option to fair value at each reporting date and recognize the change in fair value in the Statement of Operations. At December 31, 2005, the estimated fair value of the put option in the Series A preferred stock was $0. As a result, during the three months and nine months ended September 30, 2005, Rackable Systems recognized income of approximately $0 and $12,000, respectively, recorded as a component of changes in fair value of embedded derivatives in preferred stock in the Consolidated Statements of Operations. At December 31, 2005, the estimated fair value of the put option in the Series A preferred stock was $0.

16. COMMITMENTS AND CONTINGENCIES

Lease Commitment— The Company signed a seven-year operating lease, commencing on December 1, 2006, for an 117,500-square foot facility which will serve as our manufacturing and warehouse facility in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $6.6 million over the lease term. The stated term of the lease is seven years, but the Company may extend the lease for an additional three years. As part of this agreement, we are required to maintain a $100,000 cash deposit or an unconditional and irrevocable fully cash-collateralized letter of credit as a form of security. The cash deposit for the lease building is included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2006.

In November 2006, the Company signed an additional operating lease for a 40,316-square foot facility which will serve as our headquarters in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $2.6 million over the lease term. The stated term of the lease is six years and ten months, commencing on March 1, 2007. We are required to maintain a cash deposit of approximately $40,000 as part of the lease agreement.

Indemnification Agreements—The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry- standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of September 30, 2006. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of September 30, 2006.

General—From time to time, the Company is party to certain other claims and legal proceedings that arise in the course of business. There are no such matters at September 30, 2006 which, in the opinion of management, will have a material adverse effect on the Company’s financial position or results of operations.

17. STOCKHOLDERS’ EQUITY

The Company has reserved the following shares of authorized but unissued common stock as of September 30, 2006:

Options available for grant under stock option plans	505,999
Employee stock purchase plan	487,118
Options issued and outstanding under stock option plans	4,833,051

Total	5,826,168

In March 2006, Rackable Systems completed a second follow-on public offering. Aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and issuance costs, were approximately $138.5 million.

18. INCOME TAXES

The Company recorded provisions for income taxes of $132,000 and $8.3 million for the three and nine months ended September 30, 2006, respectively, and $3.3 million and $4.8 million for the three and nine months ended September 30, 2005, respectively. During the three months ended September 30, 2006 the Company revised its projected annual effective tax rate to reflect an expected 1.2% increase in the tax rate. The tax expense recorded for the three month period ended September 30, 2006 reflects the required catch-up adjustment resulting from applying the revised annual effective tax rate to the nine months’ year-to-date pre-tax income. The effective tax rate for the nine months ended September 30, 2006 differs from the federal and state statutory rate primarily due to certain stock compensation expenses for which deferred tax assets can not be recorded in accordance with SFAS 123R. The effective tax rate for the three and nine months ended September 30, 2005 differs from the federal and state net statutory income tax rates primarily due to permanent tax differences associated with the accounting for embedded derivatives and preferred stock dividends recorded as interest expense.

During the nine months ended September 30, 2006, the Company recorded $12.9 million of excess tax benefits related to stock option exercises as a financing cash inflow and a change to prepaids and other assets of $4.6 million associated with the benefit from excess tax deductions as an operating cash outflow.

19. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

Rackable Systems is managed by its executive officers in Milpitas, California and has no long-lived assets outside of the United States and Canada. Rackable Systems operates in two reportable business segments: the design, developing and marketing of customized high-density compute servers and high-capacity storage systems. Rackable Systems’ chief operating decision maker is the CEO. Sales revenue from both domestic and international customers, and on a percentage basis by country, (based on the address of the customer on the invoice) was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Domestic revenue	$78,718	$56,851	$230,997	$126,702
International revenue	1,742	567	22,503	5,166

Total revenue	$80,460	$57,418	$253,500	$131,868

Revenue by country:
United States	98%	99%	91%	96%
Ireland	—	—	6%	—
Others	2%	1%	3%	4%

Total	100%	100%	100%	100%

Sales revenue for the high-density compute server and high-capacity storage system product lines for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Compute servers	$67,674	$52,573	$225,067	$119,088
Storage systems	12,786	4,845	28,433	12,780

Total revenue	$80,460	$57,418	$253,500	$131,868

Revenue for compute servers product lines includes Foundation Series and Scale Out Series. The storage product line includes only Foundation Series Storage Server. Revenue by product line for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Foundation Series Compute Server	$63,545	$48,817	$201,254	$107,424
Scale Out Series Compute Server	4,129	3,756	23,813	11,664
Foundation Series Storage Server	12,786	4,845	28,433	12,780

Total revenue	$80,460	$57,418	$253,500	$131,868

Cost of revenue information by product line is not available. Accordingly, only revenue by product line is reported.

20. RELATED PARTY TRANSACTIONS

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

In February 2005, the Company repurchased a total of 816,083 shares of its common stock from the three founders of Old Rackable for approximately $6.0 million in cash. Such shares had been issued to the three founders in connection with the purchase of Old Rackable in December 2002 and represented approximately 18% of the common stock in the Company held by the founders.

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

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. Our Foundation Series compute server uses our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. Sales of our Foundation Series compute servers in the nine months ended September 30, 2006 and 2005 accounted for 79% and 81% of our total revenue, respectively. In August 2004, we expanded our product line to include the Scale Out Series of compute servers as an additional offering in our product line, which we designed to further increase density levels, improve thermal management, and enhance cable management and system serviceability. Our Scale Out Series revenue for the nine months ended September 30, 2006 and 2005 accounted for 10% and 9%, respectively, of our total revenue. During the same periods, our compute servers represented approximately 89% and 90% of total revenue, respectively. We also offer low-cost, high-capacity storage systems, which leverage many of our core server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. Our storage servers represented approximately 11% and 10% of our total revenue for the nine months ended September 30, 2006 and 2005, respectively. In September 2006, we acquired Terrascale Technologies, Inc. (“Terrascale”), a Canadian based company. Revenue from sales of Terrascale products were not significant for the three months ended September 30, 2006.

We market our systems primarily through our direct sales force predominantly to enterprises within the United States. In the nine months ended September 30, 2006 and 2005, international sales were 9% and 4% of our sales, respectively. We are in the early stages of developing an international sales and operational presence, focusing initially on Ireland and China. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens or hundreds of terabytes of storage per year. To date, we have sold our products to over 250 customers. We have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, media, financial services, oil and gas exploration, biotechnology and pharmaceuticals.

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

Terrascale Acquisition

On September 8, 2006, the Company completed its acquisition of Terrascale. Terrascale is a provider of a clustered file system solution enabling high performance input/output connectivity between servers and commodity-based storage subsystems. The total purchase consideration is $39.4 million including $7.8 million which will be accounted for as compensation expense.

Fiscal Periods

If the last day of the calendar quarter does not end on a Saturday, our fiscal quarter ends on the first Saturday following the last day of the calendar quarter. For presentation purposes, we refer to the end of the quarter and year as the last day of the calendar quarter and year. Consequently, references to the interim period in this discussion ending on September 30, 2005 actually refer to the period ended on October 1, 2005. The actual interim periods for 2006 in this discussion ended on September 30, 2006. Our 2005 fiscal year ended on December 31, 2005.

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

The shares of Series A preferred stock were redeemable for, or convertible into, Series B preferred stock and common stock. The Series B preferred stock was redeemable for cash. In connection with our initial public offering, the holder of the Series A preferred stock, Rackable Investment LLC, converted all of the shares of Series A preferred stock into Series B preferred stock and common stock, and we redeemed the Series B preferred stock for cash. The redemption feature for the cash portion provided for redemption at the amount equal to the purchase price plus any accumulated or accrued but unpaid dividends, but no less than 125% of the purchase price. This effectively provided the holders of the Series A preferred stock with a put option that was considered an embedded derivative under SFAS 133. Consequently the embedded put option was bifurcated and accounted for separately. In addition, under our certificate of incorporation at the time, the holders of the Series A preferred stock had the option to take cash in lieu of the common stock issuable upon redemption of the Series A preferred stock, valued at fair market value. In accordance with the provisions of SFAS 133, we adjusted the carrying value of this embedded call option derivative to fair value at each reporting date and recognized the change in fair value in the statements of operations. We determined the fair value of the embedded call option derivative based upon the fair value of the underlying common stock.

In February 2005, the holder of the Series A preferred stock relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. As a result, because the common stock portion of the conversion unit could only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash, $107.8 million, was reclassified from liabilities to additional paid-in capital. For the three months ended September 30, 2005, there was no change in the fair value of the embedded derivative. For the nine months ended September 30, 2005 the change in the fair value of the embedded derivative was $4.2 million. In connection with the closing of our initial public offering and redemption of our outstanding shares of preferred stock, we eliminated the Series A and B preferred stock from our authorized capital stock.

For a discussion of our other critical accounting policies, see “Critical Accounting Policies, Significant Judgments and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2006.

Results of Operations

The following table sets forth our financial results, as a percentage of revenue, for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	78.6	75.9	77.6	78.0

Gross margin	21.4	24.1	22.4	22.0

Operating expenses:
Research and development	4.7	0.9	3.2	1.1

Acquired in-process research and development	3.5	—	1.1	—
Sales and marketing	8.7	6.9	7.2	8.0
General and administrative	8.1	3.5	5.8	4.2

Total operating expenses	25.0	11.3	17.3	13.3

Income (loss) from operations	(3.6)	12.8	5.1	8.7

Other income (expense):
Change in fair value of embedded derivatives in preferred stock	—	—	—	(3.2)
Interest income	3.4	0.5	2.2	0.2
Interest expense	—	—	—	(1.2)
Other income (expense), net	(0.1)	—	0.3	—

Total other income (expense), net	3.3	0.5	2.5	(4.2)

Income (loss) before income tax provision	(0.3)	13.3	7.6	4.5
Income tax provision	(0.2)	(5.7)	(3.3)	(3.6)

Net income (loss)	(0.5)%	7.6%	4.3%	0.9%

Comparison of the Three Months and Nine Months Ended September 30, 2006 and 2005

Revenue.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Total revenue	$80,460	$57,418	$23,042	40%	$253,500	$131,868	$121,632	92%

Revenue growth for the three months and the nine months ended September 30, 2006 was due to an increase in units sold both to repeat customers as well as to new customers. Sales of our Foundation Series compute servers for the three and nine months ended September 30, 2006 increased by 30% or $14.7 million and 87% or $93.8 million compared to the three and nine months ended September 30, 2005, respectively. Sales of our Scale Out Series compute servers for the three and nine months ended September 30, 2006 increased by 10% or $0.4 million and 104% or $12.1 million compared to the three and nine months ended September 30, 2005, respectively. Sales of our Foundation Series storage servers for the three and nine months ended September 30, 2006 increased by 164% or $7.9 million and 122% or $15.7 million compared to the three and nine months ended September 30, 2005, respectively. In the third quarter of fiscal 2006, sales of our storage servers were 16% of total revenue.

Cost of revenue and gross profit.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$63,281	$43,556	$19,725	45%	$196,644	$102,890	$93,754	91%
Gross profit	$17,179	$13,862	$3,317	24%	$56,856	$28,978	$27,878	96%
Gross margin	21.4%	24.1%	n/a	(11.2)%	22.4%	22.0%	n/a	2%

Cost of product revenue primarily consists of the costs to manufacture our finished products and the costs we pay to our suppliers for processors, memory and other components used in our systems. Our costs to manufacture products include both the cost of our in-house manufacturing organization as well as the cost of our third-party contract manufacturers. The increase in cost of revenue was due primarily to the material cost resulting from the increase in units sold, increased investment across our service and support and manufacturing functions and the effect of increased stock-based compensation expenses with the adoption of SFAS 123R on January 1, 2006. Cost of revenue included a stock-based compensation charge of $1.0 million for the three months ended September 30, 2006 compared to a charge of $22,000 for the three months ended September 30, 2005, and $2.5 million for the nine months ended September 30, 2006 compared to a charge of $70,000 for the nine months ended September 30, 2005.

The decrease in gross margin for the three months ended September 30, 2006 was primarily attributable to a more competitive pricing environment in our server business, higher manufacturing and service and support groups related costs and a higher stock-based compensation charge as compared to costs for the similar period last fiscal year. We expect pricing to continue to be competitive in the server business.

For the nine months ended September 30, 2006, the slight improvement in gross margin was primarily due to economies of scale from higher production volumes. The improvement was partially offset by higher stock-based compensation expense in 2006 and competitive pricing environment in our server business, the impact of which were experienced primarily in the third quarter.

Operating expenses.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
OPERATING EXPENSES:
Research and development	$3,787	$549	$3,238	590%	$8,127	$1,394	$6,733	483%
Acquired in-process R&D	$2,840	$—	$2,840	—	$2,840	$—	$2,840	—
Sales and marketing	$7,014	$3,944	$3,070	78%	$18,309	$10,624	$7,685	72%
General and administrative	$6,487	$1,992	$4,495	226%	$14,600	$5,522	$9,078	164%

Research and development expense. For the three months ended September 30, 2006, payroll, bonuses and related fringe benefits accounted for $1.1 million of the increase in research and development expense as compared to the three months ended September 30, 2005 and were due to an increase in headcount and transfers of personnel in a technical sales group into the engineering functions which resulted in expense being allocated to different functions. We added engineering personnel to support increased research and development activities and acquired additional engineering personnel from the Terrascale acquisition. Materials, small tools and equipment and professional service expense increased $396,000 due to an increase in ongoing engineering activities. In connection with the acquisition of Terrascale, we incurred a $137,000 charge for amortization of intangibles. There were no similar charges for the three months ended September 30, 2005. In addition, with the adoption of SFAS 123R, charges due to stock-based compensation were $1.5 million for the three months ended September 30, 2006 compared to $19,000 for the three months ended September 30, 2005.

Payroll, bonuses and related fringe benefits accounted for $2.5 million of the increase in research and development expense for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 and were due to an increase in headcount and transfers of personnel in a technical sales group into the engineering functions. With the increase in ongoing engineering activities, materials, professional service and small tools and equipment expenses cumulatively increased $827,000. In connection with the acquisition of Terrascale, we incurred a $137,000 charge for amortization of intangibles for the nine months ended September 30, 2006. There were no similar charges in last fiscal year. In addition, with the adoption of SFAS 123R in 2006, charges due to stock-based compensation were $3.0 million for the nine months ended September 30, 2006 compared to $55,000 for the nine months ended September 30, 2005. We expect research and development expense to increase, in absolute dollars, in future periods as we intend to increase our engineering activities in the areas of storage, remote management and power systems.

Acquired in-process research and development. In connection with our acquisition of Terrascale, we incurred a $2.8 million charge for in-process research and development expenses in September 2006.

Sales and marketing expense. For the three months ended September 30, 2006, payroll, bonuses and related fringe benefits accounted for $928,000 of the increase in sales and marketing expenses compared to the three months ended September 30, 2005 and were due to an increase in headcount needed to support increased sales and marketing activities. As a result of higher sales, commission expense accounted for $233,000 of the increase. With increased selling and marketing activities, travel, advertising and trade show expense cumulatively increased $300,000. In addition, as a result of the adoption of SFAS 123R, charges due to stock-based compensation under SFAS 123R were $1.8 million for the three months ended September 30, 2006 compared to $65,000 for the three months ended September 30, 2005.

Payroll, bonuses and related fringe benefits accounted for $2.2 million of the increase in sales and marketing expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 and were due to an increase in headcount. As a result of higher sales, commission expense accounted for $1.0 million of the increase and travel expense accounted $222,000 of the increase. With increased marketing activities, advertising, public relation and trade show expenses cumulatively increased $380,000. These increases were partially offset by lower sales evaluation expense. In addition, as a result of the adoption of SFAS 123R in 2006, charges due to stock-based compensation under SFAS 123R were $4.0 million for the nine months ended September 30, 2006 compared to $197,000 for the nine months ended September 30, 2005. We expect sales and marketing expense to increase, in absolute dollars, in future periods as we continue investment in our sales force in the United States and internationally.

General and administrative expense. For the three months ended September 30, 2006, payroll, bonuses and related fringe benefits accounted for $212,000 of the increase in general and administrative expense compared to the three months ended September 30, 2005 and was primarily due to an increase in headcount needed to support additional finance and administrative activities. As a result of our on-going effort to hire additional employees, recruiting expense increased $157,000. Legal expense increased $669,000 primarily due to costs associated with the Supermicro litigation. Audit and tax services expense increased $152,000. As a result of first year of Sarbanes-Oxley compliance and on-going implementation of a new ERP system, professional services expenses increased $938,000. With the adoption of SFAS 123R in January 2006, charges due to stock-based compensation were $1.7 million for the three months ended September 30, 2006 compared to $33,000 for the three months ended September 30, 2005.

Payroll, bonuses and related fringe benefits accounted for $984,000 of the increase in general and administrative expense for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 and were primarily due to an increase in headcount. In addition, higher use of temporary labor and higher recruiting expenses cumulatively increased general and administrative expense by $338,000. As a result of being a public company and on-going implementation of a new ERP system, audit and tax services, general insurance and professional services expenses increased $623,000, $258,000 and $1.3 million respectively. Legal expense increased $1.3 million primarily due to the costs associated with the Supermicro litigation. With the adoption of SFAS 123R, charges due to stock-based compensation were $3.4 million for the nine months ended September 30, 2006 compared to $98,000 for the nine months ended September 30, 2005.

Other Income/(Expense).

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
OTHER INCOME (EXPENSE)—Net:
Change in fair value of embedded derivatives	$—	$—	$—	n/a	$—	$(4,192)	$4,192	(100)%
Interest income	$2,740	$254	$2,486	979%	$5,418	$274	$5,144	1877%
Interest expense	$—	$(9)	$9	(100)%	$—	$(1,537)	$1,537	(100)%
Other income (expense)—net	$(48)	$(1)	$(47)	4700%	$814	$(1)	$815	(81500)%

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

Interest expense. In fiscal 2005, we repaid the line of credit facility with the proceeds from our initial public offering and follow-on offering. For the nine months ended September 30, 2005, interest expense included accretion of preferred stock dividends recorded as interest expense in the amount of $1.1 million. With the redemption of our mandatorily redeemable preferred stock in June 2005 in connection with our initial public offering, we did not incur any dividend expense for the three months ended September 30, 2005.

Other income (expense)-net. Foreign exchange loss of approximately $47,000 was recorded during the three months ended September 30, 2006 and a foreign exchange gain of approximately $820,000 was recorded for the nine months ended September 30, 2006, resulting from balances held in Euros for our European operations.

Provision for income taxes.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Tax provision	$(132)	$(3,251)	$3,119	(96)%	$(8,303)	$(4,784)	$(3,519)	74%

We recorded a tax provision for the three months ended September 30, 2006 to reflect an expected 1.2% increase in our projected annual effective tax rate. The tax expense recorded for the three month period ended September 30, 2006 reflects the required catch-up adjustment resulting from applying the revised effective tax rate to the nine months’ year-to-date pre-tax income. The effective tax rate of 43.2% differed from the statutory income tax rate for the nine months ended September 30, 2006 due primarily to certain stock compensation expenses for which deferred tax assets can not be recorded in accordance with SFAS 123R. The effective tax rate of 42.7% and 80.0% for the three months and nine months ended September 30, 2005, respectively, differed from the statutory income tax rate for the periods mainly due to permanent tax differences associated with our accounting for embedded derivatives and accretion of preferred stock dividends recorded as interest expense.

Stock based compensation.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Stock-based compensation	$6,071	$139	$5,932	4268%	$12,968	$420	$12,548	2988%

The increase in stock-based compensation expense is due to the adoption of SFAS 123R effective January 1, 2006. The adoption of SFAS 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and non-employees including employee stock options and employee stock purchases based on estimated fair value. Prior to 2006, we used the intrinsic-value method of accounting for stock-based compensation arrangements for employees, directors and non-employees. Under the intrinsic-value method of accounting for stock-based compensation, we recognized compensation cost to the extent the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents and short-term investments totaled $195.8 million at September 30, 2006, an increase of $141.6 million compared to $54.2 million at December 31, 2005. The increase was primarily due to $138.5 million net proceeds raised from the issuance of common stock in connection with our follow-on offering completed in March 2006. We also received $4.4 million of proceeds from the issuance of common stock from stock option exercises and the ESPP program. Operating activities generated cash of $18.7 million, offset by the payment of $30.0 million in connection with the Terrascale acquisition.

We expect to finance our operations for the next twelve months primarily through available operating cash flows and cash reserves. We have $25.0 million available for borrowings under the line of credit at September 30, 2006. A large portion of our available cash is invested in highly liquid, short-term investment grade government and agency debt securities and commercial paper with maturities of less than three months.

The following table summarizes Rackable System’s statement of cash flows for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$18,664	$(25,776)
Net cash used in investing activities	(185,577)	(8,528)
Net cash provided by financing activities	155,829	19,989

Net decrease in cash and cash equivalents	(11,084)	(14,315)
Cash and cash equivalents—beginning of period	29,099	17,111

Cash and cash equivalents—end of period	$18,015	$2,796

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2006 was $18.7 million, compared to net cash of $25.8 million used in operating activities for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the $13.0 million increase in accounts receivable, $6.4 million increase in inventory and $13.1 million increase in prepaids and other assets were partially offset by an increase in accounts payable and other payables of $17.1 million. The increase in accounts receivable resulted from increased sales volume and a larger proportion of the sales in the quarter ended September 30, 2006 being shipped in the last four weeks of the quarter than the same period a year ago. The increase in inventory was mainly due to higher raw material purchases during the quarter ended September 30, 2006. For the nine months ended September 30, 2005, net cash used in operating activities of $25.8 million was primarily to fund net working capital increases in accounts receivable of $36.8 million and inventory of $28.3 million. The increase in accounts receivable and inventory was partially offset by an increase in accounts payable of $24.5 million.

Prior to the adoption of SFAS 123R, we presented as operating cash flows the tax benefits from option exercises related to the excess of tax deductions from employees exercises of stock options over the related stock-based compensation cost recognized for financial reporting purposes. In accordance with SFAS 123R, such tax benefits are classified as financing cash flows. During the nine months ended September 30, 2006, we recorded $12.9 million of excess tax benefits related to stock option exercises as a financing cash inflow and a change to prepaids and other assets of $4.6 million associated with the benefit from excess tax deductions as an operating cash outflow.

We anticipate that accounts receivable, inventory and accounts payable will continue to increase to the extent our business expands.

Investing Activities

Cash used in investing activities was $185.6 million for the nine months ended September 30, 2006 compared to cash used in investing activities of $8.5 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, cash used in investing activities consisted of purchases of short-term marketable securities of $384.5 million, offset by sales and net maturities of our short-term marketable securities of $231.8 million. The net investment of $152.7 million was primarily funded by net proceeds of $138.5 million received from the issuance of common stock from the completion of our follow-on offering in March 2006. We also used $30.0 million for the Terrascale acquisition and $2.7 million for capital expenditures on computer hardware, office equipment and software applications. For the nine months ended September 30, 2005, we used cash in investing activities of $7.9 million for net investment in short-term marketable securities and $541,000 for capital and intangible expenditures.

In general, we are not a capital intensive company. However, we do expect capital investments to increase moderately in the near future as we implement a new enterprise resource planning and financial system and we invest in our infrastructure and systems to improve our process controls and procedures in anticipation of becoming Sarbanes-Oxley compliant by the end of 2006.

Financing Activities

Net cash generated from financing activities during the nine months ended September 30, 2006 was $155.8 million, compared to $20.0 million for the nine months ended September 30, 2005. In the first quarter of 2006, we successfully completed a follow-on offering generating net proceeds of $138.5 million. In accordance with SFAS 123R, the cash flows resulting from the excess tax benefits from employees’ exercises of stock options are classified as financing cash flows. During the nine months ended September 30, 2006, cash generated by financing activities also included $12.9 million of excess tax benefits related to stock option exercises and $4.4 million of proceeds from stock option exercises and employee stock purchases. During the nine months ended September 30, 2005, we completed our initial public offering, netting $67.8 million after issuance costs. With the proceeds, we redeemed our mandatorily redeemable preferred stock in the amount of $24.7 million and paid off our credit facility in the amount of $14.1 million. We also repaid $3.0 million of notes payable to related parties and repurchased $6.0 million of shares from our Founders.

Credit Facility

We entered into a new line of credit with a bank in September 2006. The line of credit agreement provides for borrowings not to exceed $25.0 million, provided that such loan shall only be available as long as Rackable Systems maintains quarterly profitability excluding the impact of FAS 123R and acquisition related charges. The line of credit agreement matures on September 29, 2007. Borrowings under the line of credit bear interest, at our option, at prime or adjusted LIBOR plus 185 basis points. The line of credit agreement contains financial covenants that specify minimum profitability, a minimum unencumbered U.S. liquidity, and tangible net worth requirements. There were no borrowings under the line of credit at September 30, 2006.

In order to execute our business strategy, we expect to experience growth in our operating expenses for the foreseeable future. We intend to fund these activities with our cash reserves, available borrowings under our line of credit and cash generated from operations, if any. This increase in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash resources.

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at September 30, 2006, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$10,681	$868	$3,124	$2,989	$3,700
Purchase obligations	313	313	—	—	—

Total	$10,994	$1,181	$3,124	$2,989	$3,700

In addition to a five-year lease entered in July 2004 for a building located in Milpitas, California and a three-year lease for an office in Seattle, Washington, we have a seven-year operating lease, commencing on December 1, 2006, for an 117,500-square foot facility which will serve as our manufacturing and warehouse facility in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $6.6 million over the lease term. The stated term of the lease is seven years, but we may extend the lease for an additional three years. As part of this agreement, we are required to maintain a $100,000 cash deposit or an unconditional and irrevocable fully cash-collateralized letter of credit as a form of security. The cash deposit for the lease building is included in other assets in the accompanying condensed consolidated balance sheets as of September 30, 2006.

In November 2006, we signed an additional operating lease for a 40,316-square foot facility which will serve as our headquarters in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $2.6 million over the lease term. The stated term of the lease is six years and ten months, commencing on March 1, 2007. We are required to maintain a cash deposit of approximately $40,000 as part of the lease agreement.

In February 2006, we agreed to purchase certain printed circuit boards from a supplier. As of September 30, 2006, there was a remaining commitment of $312,500 for the year ending December 31, 2006.

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

Related Party Transactions

In February 2005, Rackable Systems entered into an agreement with Rackable Investment LLC, Rackable Systems’ controlling stockholder, in which Rackable Investment LLC gave up its right to take cash in lieu of common stock upon redemption of the Series A preferred stock held by it. In consideration for this, Rackable Systems agreed (1) not to take a number of corporate actions without Rackable Investment LLC’s consent, including pricing or consummating a contemplated initial public offering, (2) to amend the registration rights agreement between Rackable Systems and Rackable Investment LLC and Rackable Systems’ founders that provides Rackable Investment LLC with additional registration rights in the event of another offering, and (3) to amend the voting agreement with Rackable Investment LLC to clarify the provisions of that agreement. As a result, the carrying amount of the embedded derivative related to the common stock conversion unit of the Series A preferred stock was reclassified to additional paid-in capital in February 2005 (Note 14).

In February 2005, Rackable Systems repurchased a total of 816,083 shares of its common stock from the three founders of Old Rackable for approximately $6.0 million in cash. Such shares had been issued to the three founders in connection with the purchase of Old Rackable in December 2002 and represented approximately 18% of the common stock in Rackable Systems held by the founders.

Risks Related To Our Business and Industry

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. For example, our revenues grew from $57.4 million for the quarter ended September 30, 2005 to $83.1 million for the quarter ended December 31, 2005, to $84.4 million for the quarter ended March 31, 2006, to $88.6 million for the quarter ended June 30, 2006 and declined, with revenues of $80.5 million for the quarter ended September 30, 2006.

We expect our revenues will fluctuate on a quarterly basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

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

We are substantially dependent on a concentrated number of customers, specifically Internet companies that purchase in large quantities. If we are unable to maintain or replace our relationships with customers and diversify our customer base, our revenues may fluctuate and our growth may be limited.

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. For example, our largest customer in 2004 accounted for 36% of our revenues, but this customer only accounted for 14% of our revenues in 2005. Similarly, our largest customer in 2005 accounted for 24% of our revenues, but did not account for any of our revenues in 2004. In 2005 our three largest customers accounted for approximately 60% of our revenues. In the nine months ended September 30, 2006, our three largest customers account for 66% of our revenues. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected. In addition, customer concentration may expose us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, at September 30, 2006, 65% of our accounts receivable were owed to us from three customers.

In 2005 and the nine months ended September 30, 2006, a substantial majority of our revenues were generated from companies that compete in the internet services market. A significant part of our growth has been due to the fact that these companies are doing well and in many cases expanding, and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenues will be adversely affected.

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

Because these competitors have greater financial strength than we do and are able to offer a more diversified bundle of products and services, they may have the ability to severely undercut the pricing of our products, which would make us less competitive or force us to reduce our average selling prices, negatively impacting our margins. In addition, we have on occasion lost sales opportunities due to a competitor undercutting the pricing of our products or maintaining superior brand recognition. These competitors may be able to develop products that are superior to the commercially available components that we incorporate into our products, or may be able to offer products that provide significant price advantages over those we offer. For instance, a competitor could use its resources to develop proprietary motherboards with specifications and performance that are superior in comparison with the platforms that are currently available to the marketplace, which could give that competitor a distinct technological advantage. In addition, if our competitors’ products become more accepted than our products, our competitive position will be impaired.

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

A significant portion of our cost of goods sold is directly related to the pricing of commoditized materials and components utilized in the manufacture of our products, such as memory, hard drives and central processing units, or CPUs. As part of our procurement model, we do not enter into long-term supply contracts for these materials and components, but instead purchase these materials and components in a competitive bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by the availability and price volatility in the marketplace for these components and materials, especially for dynamic random access memory, or DRAM, and new versions of hard drives and CPUs that are introduced by our suppliers. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. In addition, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margins.

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

One component of our growth strategy is to expand into international markets, which includes our establishment of subsidiaries in Ireland during September 2005 and in Hong Kong in September 2006. However, we have limited experience in selling our systems overseas, and we may encounter unexpected difficulties in doing so. If we are not able to successfully expand into international markets, our ability to grow our business will be adversely affected. Some of the factors that may impact our ability to initiate and maintain sales in foreign markets include:

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

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to continue to hire qualified sales personnel if we are to achieve our anticipated revenue growth. The competition for qualified sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past, it has taken us up to six months to hire a qualified sales executive and it may take a newly- hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencement of the search to productivity in excess of one year. In addition, if we are unable to retain our existing sales personnel, our ability to maintain or grow our current level of revenues will be adversely affected.

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

We expend substantial time, effort and money educating our current and prospective customers as to the value of our products. Even if we are successful in persuading lower-level decision makers within our customers’ organizations of the benefits of our products, senior management might nonetheless elect not to buy our products after months of sales efforts by our employees or resellers. If we were unsuccessful in closing sales after expending significant resources, our revenues and operating expenses will be adversely affected.

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

However, litigation is inherently uncertain, and there is no assurance that any litigation we initiate will have a successful outcome. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where we have two patent applications pending but do not have any issued patents, and the laws may not protect our proprietary rights as fully as the laws of the United States. Any claims or litigation that we have initiated or that we may initiate in the future to protect our proprietary technology could be time consuming and expensive and divert the attention of our technical and management resources whether or not the claims or litigation are decided in our favor. We currently have eight patents issued in the United States and 20 utility patent applications pending. Patents may not be issued from these patent applications, and even if patents are issued, they may not benefit us or give us adequate protection from competing products. For example, issued patents might be circumvented or challenged, as is the case in the current patent infringement action, and could be declared invalid or unenforceable. Moreover, if other companies develop unpatented proprietary technology similar to ours or competing technologies, our competitive position will be weakened.

If we are found to have violated the intellectual property rights of others, we could be required to indemnify our customers, resellers or suppliers, redesign our products, pay significant royalties and enter into license agreements with third parties.

Our industry is characterized by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. As we continue our business, expand our product lines and our product functionality, and expand into new jurisdictions around the world, third parties may assert that our technology or products violate their intellectual property rights. Although we have no knowledge of being in infringement, we cannot assure you that we are not in infringement of third party patents. Any claim, regardless of its merits, could be expensive and time consuming to defend against and would divert the attention of our technical and management resources. Successful intellectual property claims against us could result in significant financial liability or prevent us from operating our business or portions of our business. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or suppliers. Any of these events could materially harm our business, financial condition and results of operations.

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

We sold our first Foundation Series servers in February 2000. For fiscal 2005 and the nine months ended September 30, 2006, sales of our Foundation Series product line accounted for approximately 93% and 90%, respectively, of our revenues. We launched our Scale Out Series product line in August 2004 as an additional offering in our product line, which accounted for approximately 7% and 9% of our revenues in fiscal 2005 and the nine months ended September 30, 2006, respectively. While we expect this series to contribute to future revenues, we are not certain if this contribution will continue or grow. If our Scale Out Series compute servers fail to achieve market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current product line, we may not grow our business and revenues as we expect. In addition, while it is not our intention, there is the risk that sales of our Scale Out Series compute servers will, in some cases, replace sales of our Foundation Series compute servers, which would decrease the ability of our Scale Out Series compute servers to increase our revenues. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

We rely on contract manufacturers to manufacture our products, and our failure to successfully manage our relationships with these contract manufacturers could impair our ability to deliver our systems in a manner consistent with required volumes or delivery schedules, which could damage our relationships with our customers and decrease our revenues.

We rely on a small number of contract manufacturers to assemble and test a majority of our products. In 2004, we relied on Sanmina-SCI Corporation to manufacture a majority of our products. During 2005 and the nine months ended September 30, 2006, Synnex manufactured a majority of our products. None of these third-party contract manufacturers are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our contract manufacturers has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. If our contract manufacturers are not able to maintain our high standards of quality, are not able to increase capacity as needed, or are forced to shut down a factory, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenues and negatively impact our growth.

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

In December 2005, we identified potential state sales and use tax liabilities relating to certain of our product sales to customers outside of California. We estimated the gross tax liability to the states identified to be $1.15 million which was recorded in accrued sales and use tax as of December 31, 2005. We also quantified the exposure relating to interest and estimated collection exposures and, accordingly, recorded a $426,000 charge to general and administrative expense in the fourth quarter of 2005 with an offsetting increase to other accrued expenses as of December 31, 2005. For the nine months ended September 30, 2006, we increased our estimated gross tax liability by $3.3 million to $4.4 million which was recorded in accrued sales and use tax. The increase in the estimated gross tax liability was a result of additional information received during the quarter relating to customers and their self assessment process. The Company also recorded $125,000 charge to general and administrative expense in the third quarter of 2006 with an offsetting increase to other accrued expenses as of September 30, 2006, increasing the balance in other accrued expenses to $551,000. Although we believe that we will recover the sales tax from these customers, and accordingly have recorded a receivable for $4.4 million (included in other current assets), if we are not able to recover these sales taxes from these customers, we will record an additional charge to our operating results and need to pay these taxes out of our funds.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. For example, in connection with our audit for the years ended December 31, 2003 and 2004, our independent registered public accounting firm noted a reportable condition with respect to the method of accounting that we applied to the embedded derivatives related to our mandatorily redeemable preferred stock, the preferred stock issued to two executives in exchange for promissory notes and certain stock options. As a result, audit adjusting entries were required for the years ended December 31, 2003 and 2004. Due to the magnitude of the adjustments, this reportable condition was determined to be a material weakness. The accounting for equity and derivative instruments is complex, and the relevant accounting implications must be closely monitored, researched and evaluated. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Market.

In connection with these efforts, we are implementing a new Enterprise Resource Planning (“ERP”) system in 2006. If we are unable to implement the ERP system and similar Sarbanes-Oxley compliance-related activities in a timely and efficient manner, management’s attention may be diverted from other business concerns and we may encounter difficulties in accurately reporting on our financial performance on a timely basis, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates. We did not have material indebtedness for borrowed money as of September 30, 2006. The annual interest rate on our credit facility is at prime or adjusted LIBOR plus 185 basis points. If and when we do enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales or have material purchase obligations outside of the United States and therefore do not generally have exposure to foreign currency exchange risks.

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2005 and September 30, 2006, our cash equivalents consisted of money market funds and our short-term investments consisted of debt securities with effective maturities of three months or less. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio at December 31, 2005 and September 30, 2006. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. As of December 31, 2005 and September 30, 2006, we had no material foreign currency exchange risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of September 30, 2006 to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 2, 2005, we filed suit against Supermicro Computer, Inc. in the United States District Court for the Northern District of California, claiming that Supermicro’s products infringe two patents held by us. The complaint seeks monetary damages and injunctive relief. On September 22, 2005, in its answer to this suit, Supermicro Computer claimed that the two patents held by us are invalid. During the third quarter of 2006, discovery in the case continued. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business. We previously discussed this suit in our Annual Report on Form 10-K for the year ended December 31, 2005, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on February 22, 2006, have not substantively changed, except for as follows:

1. The risk factors “We are substantially dependent on a concentrated number of customers, specifically Internet companies that purchase in large quantities. If we are unable to maintain or replace our relationships with customers and diversify our customer base, our revenues may fluctuate and our growth may be limited,” “We depend on our Foundation Series servers for substantially all of our revenues. If the market acceptance of our Foundation Series servers does not continue, or if we are unsuccessful in introducing our Scale Out Series servers, we may not be able to achieve or sustain our anticipated growth,” and “If we are not able to recover sales and use taxes from past sales to several of our customers, we may have to pay those taxes out of our funds and record an additional charge to our operating results” have been updated as set forth in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Business” of this Quarterly Report on Form 10-Q, to present examples using our more recent financial results. Further, the first risk factor cited in this paragraph has been updated to discuss the credit risk associated with customer concentration.

2. The risk factor “Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline” has been updated to present examples using our more recent financial results.

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

7. The risk factor “If we are unable to protect our intellectual property adequately, we may not be able to compete effectively” has been updated to reflect the actual number of issued patents and patent applications held by us.

8. The risk factor “We have begun to expand our sales into international markets and intend to further expand our sales into additional international markets, which may be more difficult than we expect, and if we are unable to do so successfully, our revenues and operating results may be adversely impacted” has been updated to reflect the establishment of our Hong Kong subsidiary.

ITEM 6. Exhibits

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKABLE SYSTEMS, INC.

By:	/s/ Madhu Ranganathan
Madhu Ranganathan
Chief Financial Officer
(Duly authorized and principal financial officer)

Dated: November 13, 2006

Exhibit Index

Number	Exhibit
2.1	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto. (5)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws, as amended. (2)

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1	Changes to Cash Compensation Arrangement for non-employee Directors in Third Quarter 2006. (3)

10.2	Net Lease Agreement dated June 26, 2006 by and among Rackable Systems, Inc. and Fremont Landing Investors, LLC. (4)

10.3	Amended and Restated 2006 New Recruit Equity Inventive Plan. (5)

10.4	Officer Compensation Changes in Third Quarter 2006. (7)

10.5	Rackable Systems, Inc. Change in Control Benefit Plan and Form of Participation Notices. (6)

10.6	Rackable Systems, Inc. Form of Stock Option Agreement and Grant Notice under the 2005 Equity Incentive Plan. (6)

10.7	Rackable Systems, Inc. Form of Stock Bonus Agreement and Grant Notice under the 2005 Equity Incentive Plan. (6)

10.8	Loan Agreement, dated September 29, 2006, between the Company and HSBC Bank USA, National Association. (8)

10.9	Revolving Note, dated September 29, 2006 executed by the Company. (8)

10.10	Rackable Systems, Inc. Form of Stock Option Agreement and Grant Notice with Outside Directors under the 2002 Stock Option Plan.

10.11	Form of Nonstatutory Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed as Exhibit 3.1 to Rackable Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 12, 2005, and incorporated herein by reference.
(2)	Filed as Exhibit 3.6 to Rackable Systems, Inc.’s Registration Statement on Form S-1 (No. 333-122576) and incorporated herein by reference.
(3)	Described in Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, and incorporated herein by reference.
(4)	Filed as Exhibit 10.62 in Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2006 and incorporated herein by reference.
(5)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006 and incorporated herein by reference.
(6)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 5, 2006, and incorporated herein by reference.

(7)	Described in Rackable Systems, Inc.’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on September 7, 2006 and incorporated herein by reference.
(8)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2006, and incorporated herein by reference.