Form 10-K
period 2006-12-31
Rackable Systems, Inc.
filed 2007-02-28
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(408) 240-8300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The Nasdaq Stock Market, Inc.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Select Market, was approximately $1,084 million. Excludes an aggregate of 3,416,248 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2006. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 23, 2007, there were 28,562,786 shares of the registrant’s common stock outstanding.

RACKABLE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

“Rackable Systems,” “Foundation Series,” “Scale Out Series,” “OmniStor,” “RapidScale,” “Roamer” and the Rackable Systems logo are trademarks or registered trademarks of Rackable Systems, Inc. All other trademarks or service marks appearing in this report are trademarks or service marks of their respective owners.

PART I

Item 1. Business

Overview

We are a leading provider of high-density compute servers based on an open architecture approach, targeting scale out datacenter deployments. In addition, we also design, market and sell a range of storage appliances and high-capacity storage systems which leverage many of our core server technologies. Our products are designed to provide benefits in the areas of density, thermal management, remote management, ease of serviceability and flexible and efficient power distribution. We also offer a high degree of flexibility and control in component selection to match the specific environmental and application requirements of our customers. Our products are designed to reduce total cost of ownership through strategic sourcing of components and reduced deployment and operating expenses. We base our products on open standard components such as processors from Advanced Micro Devices, or “AMD” and Intel, and operating systems such as Linux and Windows in order to leverage the continuing price-performance improvements associated with high-volume computer components.

Our flagship Foundation Series compute servers are high-density, rack-mounted server systems designed specifically for scale out datacenter environments. The Foundation Series servers utilize our patented half-depth, back-to-back chassis design to increase the physical server density, reducing floor space requirements. When deployed in our cabinets, we are generally able to offer approximately twice the server or processor density of traditional rack-mount solutions. We provide a range of power and heat management techniques that enable our servers to operate effectively at these density levels. The Foundation Series servers also provide configurable components, front-facing cable connections for enhanced serviceability, and our proprietary Roamer™ remote management solution. In August 2004, we introduced our Scale Out Series of compute servers as an additional offering in our product line, which are designed to offer higher density levels for certain configurations as well as improve thermal and cable management. Our Scale Out Series is complementary to our Foundation Series, as we believe there will continue to be many customers for which the traditional rack mount size or system configurations available with the Foundation Series compute servers are more important than the additional features of the Scale Out Series. In addition, we selectively use reseller and original equipment manufacturer or OEM relationships to provide additional server offerings that our customers may request from time to time.

We also offer a number of storage solutions. In the third quarter of 2006, we began offering our RapidScale storage appliances that provide scalable shared storage solutions. RapidScale permits all stored data to reside under a single namespace and be simultaneously accessed by up to thousands of servers. The solution delivers high performance while improving capacity and performance scalability, ease of data management, and capacity utilization. RapidScale appliances leverage our own hardware in addition to our proprietary RapidScale file system appliance software. We also sell low-cost, high-capacity storage servers, which leverage many of our core compute server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. If requested by our customers, we also provide storage products that combine our hardware with software layers provided by third parties under OEM software license arrangements. To complement our RapidScale and storage server product lines, we selectively leverage reseller and OEM relationships to provide additional storage offerings that our customers may request from time to time, such as external fiber channel, serial attached small computer system interface, or SAS, and redundant array of independent disks or RAID solutions.

We market our systems primarily through our direct sales force predominantly to enterprises within the United States. We are in the early stages of developing an international sales and operational presence, focusing initially on Europe and China. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens to thousands of terabytes of storage per year. To date, we have sold our products to over 300 customers. We have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas exploration and biotechnology and pharmaceuticals.

Corporate Information

We were incorporated in the State of Delaware in December 2002 under the name of Rackable Corporation, at which time we received financing from an entity affiliated with Parthenon Capital and purchased substantially all of the assets and assumed substantially all of the liabilities of our predecessor corporation, now named GNJ, Inc. GNJ, Inc., formerly known as Rackable Systems, Inc. and referred to as Old Rackable in this report, was incorporated in October 2000. In December 2000, GNJ, Inc. purchased all of the assets and assumed all of the liabilities of Rackable Systems LLC, the predecessor entity. Rackable Systems LLC was later merged into GNJ, Inc. in January 2001. We changed our corporate name from Rackable Corporation to Rackable Systems, Inc. in December 2002. In September 2006, we acquired Terrascale Technologies, Inc., a Canadian based company, whose products are now sold under the RapidScale name. Our principal executive offices are located at 1933 Milmont Drive, Milpitas, California and our telephone number is (408) 240-8300.

Additional information about Rackable Systems, Inc. is available on our website at www.rackable.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such reports with, or furnishing such reports to, the Securities and Exchange Commission. Information contained on our website is not incorporated by reference in, or made part of this Annual Report on Form 10-K or our other filings with or reports furnished to the Securities and Exchange Commission.

The terms “Rackable,” “Rackable Systems,” “we,” “us” and “our” as used in this Annual Report on Form 10-K refer to Rackable Systems, Inc. and its subsidiary and, with respect to events occurring prior to December 23, 2002, our predecessor company formerly named “Rackable Systems, Inc.” and now named “GNJ, Inc.”

Products

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

Remote monitoring and improved serviceability. Our Roamer lights-out remote management solution enables the administration of large-scale server farms from any network-connected off-site location. Roamer enables rapid identification and location of failed servers and results in a significant reduction in the need for onsite maintenance technicians. In addition, our products are designed for improved serviceability through a variety of means including front facing input-output, or I/O, ports and integrated cable troughs. Our Scale Out Series includes additional benefits such as completely internalized cable and power connections and “toolless” serviceability for simplified maintenance. These design innovations allow us to significantly reduce installation and maintenance time and to decrease the need for multiple technicians to service our systems.

Improved power management. Our server and storage lines include a range of design innovations to reduce power consumption and enable flexible power management schemes in scale out deployments. Because we build servers to order, we are sometimes able to eliminate components that draw power but may not be needed by the customer and to match the selection of a particular power supply to the load drawn by the system, which can improve power conversion efficiency. Our remote management technology offers the ability to stagger the start-up of systems, which reduces the aggregate power draw at system boot time and allows the customer to increase the number of systems attached to a power circuit without tripping the circuit breaker. All server components use DC power, and our DC power options allow cabinet- and datacenter-level bulk power conversion to enable higher overall power efficiency versus individual server-level AC power supplies, as well as improved redundancy schemes, such as the ability to withstand complete loss of an AC circuit. Our DC power solutions are designed to be compatible with datacenters that have either AC- or DC-based power distribution infrastructure. We also provide high-efficiency AC power supply options to provide the flexibility that customers demand.

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

High capacity, cost-effective storage systems. Similar to our compute servers, our storage servers utilize industry-standard components and lower-cost operating systems. We offer storage servers that allow our customers to run their own storage software or storage management applications. We also sell the RapidScale storage appliance that leverages our proprietary RapidScale clustered file system appliance software. If requested by our customers we also offer storage servers that include pre-installed storage software appliances that we source from third parties. Our storage platforms leverage many of the same design principles and component technologies as our compute server platforms. We believe we are well positioned to benefit from a convergence of server and storage technologies, and from the continuing improvements in storage system component technologies such as disk drives and RAID controller cards, as well as advances in storage protocol technologies such as iSCSI. We also source storage hardware technologies from third parties under both OEM and resale arrangements. We source our OmniStor line of external RAID arrays from a third party under an OEM arrangement. Over time, we expect to continue to expand our storage offerings through both internally developed and externally sourced products and technologies.

Customers

We have sold our products to more than 300 customers, including companies with large Internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas and biotechnology and pharmaceuticals. Because we generally sell to customers with large-scale datacenter deployments who may procure servers hundreds or thousands of systems at a time, a single customer in any given quarter can account for a large portion of our sales. However, because our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms, their capacity requirements can become fulfilled, whether temporarily or otherwise, and as a result they could purchase significantly fewer or no products from us in subsequent periods. For the fiscal year ended December 31, 2006, Microsoft and Yahoo! accounted for approximately 34% and 26% of our revenues, respectively. For the fiscal year ended December 31, 2005, Microsoft, Yahoo! and Amazon.com accounted for approximately 14%, 22% and 24% of our revenues, respectively. For the fiscal year ended December 31, 2004, Microsoft and Yahoo! accounted for approximately 36% and 23% of our revenues, respectively. Sales to Microsoft during 2004 include sales to Microsoft through a contractual intermediary.

Technology

We have a core technology focus on mechanical chassis and cabinet design to enable higher density, improved thermal management and better serviceability. We also have technologies focused on power management and power distribution, as well as hardware- and firmware-based remote management. In addition, as a result of our acquisition of Terrascale, we have our RapidScale clustered file system technology.

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

•

“Full-depth” chassis. We currently offer three full-depth chassis of our own design, specifically our C2104, S2108 and S3118 servers. In the future, we may design additional full-depth chassis variants for use in our Foundation Series compute server line and our storage server line. We also selectively leverage reseller and OEM relationships to provide additional full-depth chassis offerings. Full-depth servers are generally deployed in situations requiring redundant power supplies, installation into existing third-party racks with front-to-back cooling, and/or a broader range of add-in card or disk drive expansion options than can be accommodated in our half-depth offerings. We can use both half-depth and full-depth chassis in a single cabinet by modifying our cabinet’s brackets and placing the full depth equipment at the bottom of the rack to avoid obstructing the air plenum created by the half-depth equipment.

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

•

The Scale Out Series chassis is approximately half the width and half the depth of traditional server form factors. Through side-to-side and back-to-back mounting we are able to achieve density levels of up to 88 servers or 176 processors per cabinet, with an additional 10U of space reserved for networking or other equipment. With the introduction of dual-core processors, Scale Out cabinets now fit up to 352 processor cores per cabinet.

•

The Scale Out Series adopts a toolless design such that no screws are required to install or remove a chassis from the cabinet. A flip-down door releases a latch mechanism to enable removal of the server from the cabinet, and all power and network cabling is internally mated to the cabinet structure using specialized proprietary mating technology.

Roamer Remote Management. Our Roamer remote management technology is designed to provide a range of out-of-band and in-band remote management features to our customers. Our out-of-band features work even if the system is not functional, due to the failure of either hardware or the operating system. Out-of-band features include reboot/power cycling, stagger-start up, temperature monitoring, flashing of an LED, scripting messages to an optional LCD and changing basic input/output system, or BIOS, settings. In-band features are only accessible if both the hardware and the operating system that is running on the hardware are functional. In-band features include full serial console access to the operating system and the ability to write messages from within the operating system to the optional LCD. Roamer enables rapid identification and location of failed servers and results in a significant reduction in the need for onsite maintenance technicians. Because Roamer includes both in-band and out-of-band features, it can offer significant cost advantages versus alternative remote management solutions that may require both managed power strips and KVM (keyboard, video and mouse) and Ethernet based server remote management solutions. In addition to our serial-based Roamer remote management option, we now offer an Ethernet-based model. We also enable Intelligent Platform Management Interface, or IPMI, as supported by particular motherboard platforms, upon customer request.

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

RapidScale Storage Appliance Software. Leveraging our full-depth and back-to-back chassis designs, we offer RapidScale appliance configurations preloaded with our proprietary RapidScale clustered file system technology which has the following features:

•

RapidScale Appliance Software. This software runs on each RapidScale appliance and provides the capability of scaling a one or more file systems across one or more storage appliances and appear to servers as a virtual pool of storage, with data striped across all appliances in a storage cluster. The solution presents all stored data under a single, global namespace. All of the available network or disk bandwidth can be fully utilized. As such, RapidScale simplifies management and provides near-linear scaling in performance as capacity grows with additional storage appliances. This enables effective deployment of large-scale, data center storage configurations at the cabinet and row level for maximum scalability.

•

RapidScale HA. Our High Availability software provides an optional second level of data protection, allowing entire appliances to fail without affecting data availability. When RapidScale HA is configured, groups of appliances are assembled into parity groups, providing comprehensive data protection. In the event of a complete appliance outage, hotspare failover protection and dynamic reconstruction functionality rapidly restore all contents of the failed device.

•

RapidScale Client Software. This software runs Linux servers accessing the RapidScale appliances and provides a means of accessing the shared file system that is more efficient than traditional protocols like the network file system, or NFS or common internet file system, or CIFS.

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

Foundation Series Compute Server. We introduced our Foundation Series compute server line in early 2000. The Foundation Series adheres to rack-mount standards, but increases density levels and improves serviceability when deployed in our proprietary, purpose-built cabinet. We currently offer Foundation Series compute servers for single or dual processor motherboards supporting AMD and Intel 32- and 32/64-bit processors such as the AMD Opteron, Intel Pentium 4 and the Intel Xeon. We also offer Foundation Series compute servers for two processor motherboards supporting the 64-bit Intel Itanium 2 processor, and for four processor motherboards supporting the 32/64-bit AMD Opteron 800 Series processors. Server configurations are typically also available with dual-core processors from both AMD and Intel, enabling even higher density. We also customize our systems to meet customer-specific requirements. Revenues from our Foundation Series compute server product line comprised 83%, 83%, and 93% of our total revenues in fiscal 2006, 2005 and 2004, respectively.

Scale Out Series Compute Server. Our Scale Out Series compute server was introduced in August 2004 and utilizes a proprietary server form factor that is approximately half the width, half the depth and twice the height of a traditional 1U server. We mount the servers back-to-back and side-by-side in our proprietary, purpose-built cabinet. This design offers a number of advantages for large-scale compute server deployments including higher density levels, improved thermal management, enhanced serviceability and internalized cable management. We are able to offer essentially any compute server configuration that is supported in our C1000 series, with the additional benefits and feature sets offered by the Scale Out Series, summarized below. Revenues from our Scale Out Series compute server product line comprised 7%, 7% and less than 1% of our total revenues in fiscal 2006, 2005, and 2004, respectively.

RapidScale Storage Appliance. Our RapidScale storage appliances were introduced in November 2006. It is available as a 3U, half-depth DC power model, the SA2150, and as a 3U, full-depth redundant AC model, the SA3100. The hardware configurations leverage our own chassis and cabinet technology. The software is our own proprietary clustered file system appliance software. Our appliances are based on serial ATA II drive technology. We will likely offer new versions of the appliances based on new disk drive technologies such as SAS, as they become available. We intend to continue to invest in the RapidScale software and add additional features such as snapshot, data replication and block access support. In addition to selling complete appliance-based storage solutions, we may consider selling software licenses to customers and/or OEMs. Revenues from our RapidScale storage appliances was $0.7 million in fiscal 2006.

Foundation Series Storage Server. Our Foundation Series storage server was introduced in 2000. Our storage servers are available in a number of 3U half-depth and full-depth configurations supporting from six to 16 disk drives. Our storage servers are largely based on serial ATA and serial ATA II drive technology, but we have also qualified various parallel ATA and SCSI configurations. We intend to track high volume commodity disk drive technology and will likely offer new storage products based on new technologies, such as SAS, as they become available. Many of our customers run their own software applications on our storage servers, but we may also qualify specific third-party software applications that we pre-install on our hardware. We also source storage hardware technologies from third parties under both OEM and resale arrangements. We source our OmniStor line of external RAID arrays from a third party under an OEM arrangement. Over time, we expect to continue to expand our storage offerings through both internally developed and externally sourced products and technologies. Revenues from our Foundation Series storage segment comprised 10%, 9% and 7% of our total revenues in fiscal 2006, 2005 and 2004, respectively.

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

Revenues from our service and support packages comprised 1% of our total revenues in fiscal year ended December 31, 2006, and less than 1% of our total revenues in the fiscal years ended December 31, 2005 and 2004.

Sales and Marketing

We focus our sales and marketing activity on large enterprises with the need to purchase hundreds of servers per year. We have historically targeted accounts primarily within the United States, and we intend to replicate our current sales and operations model internationally, focusing initially on Europe and China.

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

See Note 16 of our “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data” for additional geographic and segment information, which is incorporated herein by reference, including long-lived assets by geographic area as well as revenue from external customers attributable to segments and geographic areas during the last three years.

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

Our total research and development expense was $13.6 million, $2.2 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Personnel in our California facilities currently manage procurement, validation of product configuration, assembly and testing. In order to control and monitor quality and inventory levels, we use a just-in-time procurement strategy. We have established relationships with key technology vendors and distributors for the supply of our core components and sub-assemblies, including chassis metal fabrication, memory, processors, hard disk drives, printed circuit boards, fans and power supplies. We generally use multiple vendors on commodity products in order to obtain competitive pricing.

As part of our hybrid manufacturing model, we maintain in-house capabilities that we typically use to fulfill urgent orders, smaller orders and prototype system production. In 2004, Sanmina-SCI manufactured and assembled the majority of our finished products, measured by revenue, at their facility in Santa Clara, California. In order to reduce our reliance on a single vendor, we established relationships with three other contract manufacturers, E-Cycle, Synnex and Realtime Technologies. During 2006, Synnex and E-Cycle manufactured and assembled the majority of our products. During 2005, Synnex manufactured and assembled the majority of our products. We continue to evaluate additional contract manufacturers in order to expand capacity and address new geographic markets. None of our contract manufacturers is the sole manufacturer of any one of our products. We maintain staff at each of the manufacturing facilities to ensure that we have adequate control over the manufacturing process and quality control.

We perform final testing, cabling and packaging onsite at our contract manufacturers’ facilities, as well as in our facilities. We deliver our cabinet-level products in specially designed shipping crates, and generally ship them fully racked, cabled and tested. This simplifies the delivery and installation process, allowing field delivery staff to roll the cabinets out of the crate and quickly connect them to the datacenter power grid and network environment.

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

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to our proprietary information. We have nine issued patents and a number of patent applications pending in the United States and a number of patent applications pending internationally. Our most important patent relates to back-to-back positioning, front facing I/O and multi-directional air flow cooling, and expires in January 2020. If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. In addition, we have a number of non-exclusive licenses from third party hardware and software vendors that allow us to resell certain hardware products and incorporate their computer software products in our product offerings.

The steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. In order to protect our intellectual property rights, we may need to take legal action against those we believe infringe our rights. For example, in September 2005, we filed a patent infringement action against Super Micro Computer, Inc, and this case is still pending. In addition, the past we have brought patent infringement suits against King Star Computer, Inc. in one action, and Einux, Inc., Einux Systems, L.L.C., Einux Network Solutions, HPC Systems, Inc. and Micro-Technology Concepts, Inc. in another action. Although we were successful in the suits we brought prior to the Super Micro matter, there is no guarantee that we will be successful in protecting our intellectual property in the future. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our products. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Employees

As of December 31, 2006, we had 286 full-time employees, consisting of 71 in manufacturing, 55 in service and support, 73 in sales and marketing, 34 in general and administrative functions, and 53 in research and development within the organization. We consider our relationships with our employees to be good.

Executive Officers of the Registrant

Our executive officers and their ages and their positions as of February 15, 2007, are as follows:

Name	Age	Position
Thomas K. Barton	43	Chief Executive Officer and Director
Giovanni Coglitore	39	Co-founder and Chief Technology Officer
Todd R. Ford	40	President
William P. Garvey	42	General Counsel, Vice President of Corporate Development, and Secretary
Madhu Ranganathan	42	Chief Financial Officer

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

Giovanni Coglitore co-founded Rackable Systems in 1999 and has been our Chief Technology Officer since December 2002 and was a member of our board of directors from our formation until January 2006. From September 1999 to December 2002, Mr. Coglitore served as Chief Executive Officer. From April 1992 to September 1999, Mr. Coglitore served as co-founder and General Partner of International Computer Systems, a server and storage company. Mr. Coglitore holds a B.A. in History from the University of California at Los Angeles.

Todd R. Ford joined Rackable Systems in December 2002 as our Chief Financial Officer and he became our Executive Vice President of Operations in December 2003 and our President in April 2006. From June 2002 to

December 2002, Mr. Ford provided consulting services to us as a consultant at Callero Partners. From June 2000 to March 2002, Mr. Ford served as Chief Financial Officer at Noosh, Inc., a print management software company, and served as Director of Finance at Noosh from March 1999 to June 2000. Previously, Mr. Ford worked at Ernst & Young and Arthur Andersen. Mr. Ford holds a B.S. in Accounting from Santa Clara University and is a Certified Public Accountant.

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

Madhu Ranganathan joined Rackable Systems in December 2005 as our Vice President of Finance and she became our Chief Financial Officer in April 2006. From August 2002 to November 2005, Ms. Ranganathan served as the Vice President and Corporate Controller at Redback Networks, a publicly traded company providing telecommunication networking equipment. From January 2000 to August 2002, Ms. Ranganathan served as Vice President of Finance at Jamcracker, Inc., an application services provider. From November 1996 to December 1999, Ms. Ranganathan served as Director of Finance for BackWeb Technologies, an Internet software company. Ms. Ranganathan holds a B.S. in Finance from the University of Madras, India and an M.B.A. from the University of Massachusetts and is a Certified Public Accountant in California and a Chartered Accountant from India.

Item 1A. Risk Factors

Risks Related To Our Business and Industry

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. We expect our revenues, gross margin and earnings per share will fluctuate on a quarterly basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	timing of delivery of our products;

•	addition of new customers or loss of existing customers;

•	unexpected changes in the price for components;

•	increased competition causing us to sell our products at decreasing margins;

•	our ability to enhance our products with new and better functionality;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	new product announcements or introductions or changes in pricing by our competitors;

•	the portion of our revenues that result from the sale of server products and storage products;

•	technology and intellectual property issues associated with our products; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

We are substantially dependent on a concentrated number of customers, specifically Internet companies that purchase in large quantities. If we are unable to maintain or replace our relationships with customers and diversify our customer base, our revenues may fluctuate and our growth may be limited.

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. For example, our largest customer in 2005 accounted for 24% of our revenues, but did not account for any of our revenues in 2004. In 2005 our three largest customers accounted for approximately 60% of our revenues. In 2006, our two largest customers accounted for 60% of our revenues. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected. In addition, customer concentration may expose us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, at December 31, 2006, 62% of our accounts receivable were owed to us from two customers.

In 2005 and 2006, a substantial majority of our revenues were generated from companies that compete in the internet services market. A significant part of our growth has been due to the fact that these companies are doing well and in many cases expanding, and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenues will be adversely affected.

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

Because these competitors have greater financial strength than we do and are able to offer a more diversified bundle of products and services, they may have the ability to severely undercut the pricing of our products, which would make us less competitive or force us to reduce our average selling prices, negatively impacting our margins. In the fourth quarter of 2006, we had a large transaction where a competitor undercut our prices causing us to reduce our price, which negatively impacted our gross margin on that transaction and our overall gross margin for the quarter. In addition, we have on occasion lost sales opportunities due to a competitor undercutting the pricing of our products or maintaining superior brand recognition. These competitors may be able to develop products that are superior to the commercially available components that we incorporate into our products, or may be able to offer products that provide significant price advantages over those we offer. For instance, a competitor could use its resources to develop proprietary motherboards with specifications and performance that are superior in comparison with the platforms that are currently available to the marketplace, which could give that competitor a distinct technological advantage. In addition, if our competitors’ products become more accepted than our products, our competitive position will be impaired.

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

A significant portion of our cost of goods sold is directly related to the pricing of commoditized materials and components utilized in the manufacture of our products, such as memory, hard drives and central processing units, or CPUs. As part of our procurement model, we do not enter into long-term supply contracts for these materials and components, but instead purchase these materials and components in a competitive bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by the availability and price volatility in the marketplace for these components and materials, especially for dynamic random access memory, or DRAM, and new versions of hard drives and CPUs that are introduced by our suppliers. In the fourth quarter of 2006, we experienced volatility in DRAM prices that caused us to procure DRAM at prices higher than anticipated, which negatively impacted our overall gross margin for the quarter. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. In addition, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margins.

In addition, because our procurement model involves our ability to maintain a low inventory and to acquire materials and components as needed, and because we do not enter into long-term supply contracts for these materials and components, we may be in a position in which our ability to effectively and efficiently respond to customer orders may be constrained by the then-current availability or the terms and pricing of these materials and components. Our industry has experienced component shortages and delivery delays in the past, and in the future we may experience shortages or delays of critical components as a result of strong demand in the industry or other factors. As one example, DRAM can represent a significant portion of our cost of revenues, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. In the past, we have encountered situations where we were forced to pay higher prices than we anticipated for DRAM, which occurred in the fourth quarter of 2006, and we have encountered situations where DRAM was in tight supply and we were unable to deliver customer orders on their anticipated delivery dates. As another example, the industry in the past has experienced a shortage of selected Intel chips, which caused some of our motherboard suppliers to reduce or suspend shipments of motherboards using these chips. This impacted our ability to ship selected configurations to some of our customers, and in some cases accelerated a transition to other platforms. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results.

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

If appropriate opportunities present themselves, we may consider acquiring or making investments in companies, assets or technologies that we believe are strategic. We only have limited experience in doing so, and if we do succeed in acquiring or investing in a company, asset or technology we will be exposed to a number of risks, including:

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

Our business depends on companies moving away from large proprietary RISC/UNIX servers, to servers based on modular, open standard-based architecture, including servers that run on Linux and Microsoft Windows operating systems and that utilize commercially available x86 processor architectures. If enterprises do not continue to adopt this open standard-based approach, the market for our products may not grow as we anticipate and our revenues would be adversely affected. Excluding sales to Microsoft Corporation, we believe that a majority of the server systems that we sold in 2004, 2005 and 2006 ran on the Linux operating system, and are subject to the GNU General Public License. Pending litigation involving the SCO Group’s claim against IBM that Linux is an unauthorized derivative work of the UNIX® operating system, if it results in a ruling that users of Linux must pay royalties to SCO or others, could impede broader Linux adoption and could materially harm our ability to sell our products based on the Linux operating system. In addition, the GNU General Public License is a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation or that a party could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under these licenses. Any ruling by a court that these licenses are not enforceable, or that the Linux operating system or significant portions of it may not be copied, modified or distributed subject only to the minimal restrictions contained in these licenses, could also impede broader Linux adoption and limit our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their datacenter systems. The failure of our customers and potential customers to replace their legacy server systems and adopt open standard-based modular technologies could have a material adverse impact on our ability to maintain or generate additional revenues.

We rely primarily on our direct sales force to generate revenues, and may be unable to hire additional qualified sales personnel in a timely manner or retain our existing sales representatives.

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to continue to hire qualified sales personnel if we are to achieve our anticipated revenue growth. The competition for qualified sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past, it has taken us up to six months to hire a qualified sales executive and it may take a newly- hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencement of the search to productivity in excess of one year. In addition, if we are unable to retain our existing sales personnel, our ability to maintain or grow our current level of revenues will be adversely affected. In addition, a large percentage of our revenue is generated from a small number of customers. If we are unable to retain the sales personnel who are responsible for those customer accounts, our business could be negatively impacted.

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

However, litigation is inherently uncertain, and there is no assurance that any litigation we initiate will have a successful outcome. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where we have two patent applications pending but do not have any issued patents, and the laws may not protect our proprietary rights as fully as the laws of the United States. Any claims or litigation that we have initiated or that we may initiate in the future to protect our proprietary technology could be time consuming and expensive and divert the attention of our technical and management resources whether or not the claims or litigation are decided in our favor. We currently have a small number of patents issued in the United States and a number of utility patent applications pending. Patents may not be issued from these patent applications, and even if patents are issued, they may not benefit us or give us adequate protection from competing products. For example, issued patents might be circumvented or challenged, as is the case in the current patent infringement action, and could be declared invalid or unenforceable. Moreover, if other companies develop unpatented proprietary technology similar to ours or competing technologies, our competitive position will be weakened.

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

Our future success depends in large part upon the continued service of our executive management team and other key employees. In particular, Thomas K. Barton, our chief executive officer, and Todd R. Ford, our president, are critical to the overall management of our company as well as to the development of our culture and our strategic direction. Giovanni Coglitore, our chief technology officer and one of our founders, plays a key role in our future technology and product development and the service and support of our existing customers. All of our employees are “at will” and their employment can be terminated by us or them at any time. The loss of services of any of these executives or of one or more other members of our executive management or sales team or other key employees could seriously harm our business. Competition for qualified executives is intense, particularly in Silicon Valley, and if we are unable to continue expanding our management team or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited.

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

We depend on our Foundation Series servers for the majority of our revenues. If the market acceptance of our Foundation Series servers does not continue, we may not be able to achieve or sustain our anticipated growth.

We sold our first Foundation Series servers in February 2000. For fiscal 2006 and 2005, sales of our Foundation Series product line accounted for approximately 93% and 92%, respectively, of our revenues. If our Foundation Series servers fail to maintain market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current product line, we may not grow our business and revenues as we expect. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

We rely on contract manufacturers to manufacture our products, and our failure to successfully manage our relationships with these contract manufacturers could impair our ability to deliver our systems in a manner consistent with required volumes or delivery schedules, which could damage our relationships with our customers and decrease our revenues.

We rely on a very small number of contract manufacturers to assemble and test a majority of our products. None of these third-party contract manufacturers are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our contract manufacturers has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. If our contract manufacturers are not able to maintain our high standards of quality, are not able to increase capacity as needed, or are forced to shut down a factory, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenues and negatively impact our growth.

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

In December 2005, we identified potential state sales and use tax liabilities relating to certain of our product sales to customers outside of California. We estimated the gross tax liability to the states identified to be $1.2 million which was recorded in accrued sales and use tax as of December 31, 2005. We also quantified the exposure relating to interest and estimated collection exposures and, accordingly, recorded a $0.4 million charge to general and administrative expense in the fourth quarter of 2005 with an offsetting increase to other accrued expenses as of December 31, 2005. For the year ended December 31, 2006, we increased our estimated gross tax liability by $5.3 million to $6.5 million which was recorded in accrued sales and use tax. The increase in the estimated gross tax liability was a result of additional information received during the year relating to customers and their self assessment process. We also recorded a $0.3 million charge to general and administrative expense in 2006 with an offsetting increase to other accrued expenses as of December 31, 2006, increasing the balance included in other accrued expenses to $0.7 million. Although we believe that we will recover the sales tax from these customers, and accordingly have recorded a receivable for $6.5 million (included in other current assets), if we are not able to recover these sales taxes from these customers, we will record an additional charge to our operating results and need to pay these taxes out of our funds.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Securities Exchange Act of 1934 or the Exchange Act, the Sarbanes-Oxley Act of 2002 and The NASDAQ Stock Market Rules. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. For example, in connection with our audit for the years ended December 31, 2003 and 2004, our independent registered public accounting firm noted a reportable condition with respect to the method of accounting that we applied to the embedded derivatives related to our mandatorily redeemable preferred stock, the preferred stock issued to two executives in exchange for promissory notes and certain stock options. As a result, audit adjusting entries were required for the years ended December 31, 2003 and 2004. Due to the magnitude of the adjustments, this reportable condition was determined to be a material weakness. The accounting for equity and derivative instruments is complex, and the relevant accounting implications must be closely monitored, researched and evaluated. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Select Market.

In connection with these efforts, we implemented a new Enterprise Resource Planning, or ERP system in 2006. If we are unable to effectively use the new ERP system and fail to implement Sarbanes-Oxley compliance-related activities in a timely and efficient manner, management’s attention may be diverted from other business concerns and we may encounter difficulties in accurately reporting on our financial performance on a timely basis, either of which could have a material adverse effect on our business, financial condition and results of operations.

Under the Sarbanes-Oxley Act and NASDAQ rules, we are required to maintain an independent board. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be deemed independent for purposes of NASDAQ rules, and officers will be significantly curtailed.

Risks Related to Owning Our Stock

Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.

Our stock has been publicly traded for a relatively short period of time, having first begun trading in June 2005. During that time our stock price has fluctuated significantly, from a low of approximately $11 per share to a high of approximately $56 per share. At times the stock price has changed very quickly. For example, at the end July 2006 our stock price dropped from approximately $35 per share to approximately $21 per share. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchased them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	price and volume fluctuations in the overall stock market;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	actual or anticipated fluctuations in our operating results;

•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell enterprise computing products in particular;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, customer wins or losses, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of one or more key customers;

•	the loss of key personnel;

•	the development and sustainability of an active trading market for our common stock;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets, and in particular the Nasdaq Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, it could have substantial costs and divert resources and the attention of management from our business.

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

We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future and our credit facility with HSBC prevents us from doing so. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our properties consist of leased facilities used for manufacturing, warehouse, sales and marketing, research and development, services and support and administrative purposes. We lease 53,280 square feet of space in Milpitas, California under a lease that expires in 2009. We also have signed leases for two buildings in Fremont, California totaling 157,820 square feet that expire in 2013. We will occupy both Fremont buildings during the first and second quarter of fiscal 2007. We also lease offices facilities in various locations in the United States and abroad. We believe that our facilities will be adequate for our needs for at least the next twelve months, and we expect that additional facilities will be available on reasonable terms in other jurisdictions to the extent we determine to add new offices.

Item 3. Legal Proceedings

On September 2, 2005, we sued Super Micro Computer, Inc. in the United States District Court for the Northern District of California, claiming that Super Micro infringed (directly or indirectly) two patents held by us. The complaint seeks monetary damages and injunctive relief. On September 22, 2005, Super Micro Computer answered the suit, denying the allegations and claiming that the two patents held by us are invalid. We replied on October 12, 2005, denying that Super Micro is entitled to any relief. In November 2006, Super Micro filed an amended answer and counterclaims, alleging inequitable conduct in connection with the prosecution of our U.S. Pat. No. 6,496,366 (‘366 patent). On December 11, 2006, we replied, denying that inequitable conduct was committed or that Super Micro is entitled to any relief. On October 27, 2006, the Court issued its Order Construing Claims providing certain rulings on the scope and validity of our patent claims. Thereafter, the parties entered a stipulated summary adjudication that the claims of our U.S. Pat. No. 6,850,408 and certain claims of our ‘366 patent are invalid due to indefiniteness under the Court’s Order Construing Claims, with the stipulation reserving all of our appellate rights and further providing that the stipulation shall not impact the validity of our remaining asserted claims under the ‘366 patent. Discovery in the case closed on February 9, 2007. The case remains in pretrial motions and trial is scheduled for August 13, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Market Information

Our common stock started trading on the Nasdaq National Market under the symbol “RACK” on June 10, 2005. Commencing in 2006, our common stock is traded on the Nasdaq Global Select Market. Prior to June 10, 2005, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by the Nasdaq Markets.

Year Ending December 31, 2005	High	Low
Second Quarter (from June 10, 2005)	$14.01	$11.65
Third Quarter	14.50	11.15
Fourth Quarter	29.76	13.21

Year Ending December 31, 2006	High	Low
First Quarter	$53.10	$26.35
Second Quarter	56.00	31.56
Third Quarter	40.42	18.64
Fourth Quarter	37.80	25.75

Holders

On February 23, 2007, the last reported sale price of our common stock on the Nasdaq Global Select Market was $18.74. As of February 23, 2007, there were 28,562,786 shares of our common stock outstanding held by 29 holders of record.

Dividends

We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors. In addition, our credit facility with HSBC prevents us from paying any dividends without its written consent.

Performance Graph (1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on June 10, 2005, the date our common stock first started trading on the Nasdaq National Market (commencing in June 2006, our stock traded on the Nasdaq Global Select Market) through December 31, 2006, for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the RDG Technology Composite Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Rackable Systems under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data

The following selected summary consolidated financial data should be read in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data,” and with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Old Rackable		Period from Oct 1, 2002 to Dec 22, 2002 (1)
	Year Ended September 30, 2002 (1)				Period from Dec 23, 2002 to Dec 31, 2002 (1)	Year Ended December 31,
						2003 (1)	2004 (1)	2005 (1)	2006 (1)
	(in thousands, except for per share data)
Consolidated Statements of Operations Data:
Revenue	$20,370		$6,507		$717	$52,880	$109,743	$214,985	$360,376
Gross profit	4,961		1,089		83	11,231	20,989	49,656	76,976
Income (loss) from operations	1,161		(305)		(126)	310	(1,616)	23,617	11,547
Income (loss) before tax	1,022		(319)		(1,335)	(52,116)	(52,396)	18,420	19,844
Income tax benefit (provision)	(18)		—		42	(548)	(2,994)	(9,908)	(8,372)
Net income (loss)	1,004		(319)		(1,293)	(52,664)	(55,390)	8,512	11,472
Net income (loss) attributable to common stockholders	1,004		(319)		(5,937)	(54,111)	(55,390)	8,512	11,472
Net income (loss) per share attributable to common stockholders:
Basic	$0.09	(2)	$(0.03	)(2)	$(1.83)	$(16.64)	$(11.43)	$0.86	$0.43

Diluted	$0.09	(2)	$(0.03	)(2)	$(1.83)	$(16.64)	$(11.43)	$0.47	$0.40

Shares used in computing net income (loss) per share attributable to common stockholders:
Basic	10,636	(2)	10,636	(2)	3,251	3,251	4,848	9,947	26,948

Diluted	10,636	(2)	10,636	(2)	3,251	3,251	4,848	18,040	28,618

(1)	Includes non-cash stock-based compensation as follows:

	Old Rackable
	Year Ended September 30, 2002	Period from Oct 1, 2002 to Dec 22, 2002	Period from Dec 23, 2002 to Dec 31, 2002	Year ended December 31,
				2003	2004	2005	2006
			(in thousands)
Cost of revenue	$—	$—	$—	$10	$74	$91	$3,583
Research and development	—	—	—	—	44	70	5,069
Sales and marketing	—	—	—	34	155	261	6,245
General and administrative	—	—	16	925	4,505	131	5,858

Total	$—	$—	$16	$969	$4,778	$553	$20,755

(2)	Does not take into account the 2-for-3 reverse stock split that occurred on April 27, 2005 because the reverse stock split does not pertain to Old Rackable.

	Old Rackable
	As of September 30, 2002	As of December 31,
		2002	2003	2004	2005	2006
		(unaudited)
		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$—	$6,664	$2,320	$17,111	$29,099	$30,446
Working capital	2,533	8,956	11,302	12,220	112,326	268,180
Total assets	9,882	23,785	29,526	56,309	176,042	406,770
Mandatorily redeemable preferred stock	—	—	25,457	23,651	—	—
Embedded derivatives in preferred stock	—	5,103	56,902	103,639	—	—
Total liabilities	9,245	9,081	87,517	161,064	52,777	91,081
Total stockholders’ equity (deficit)	637	(4,581)	(57,991)	(104,755)	123,265	315,689

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

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. Our Foundation Series compute server uses our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. Sales of our Foundation Series compute servers in the year ended December 31, 2006 and 2005 accounted for 83% and 83%, respectively, of our total revenue. In August 2004, we expanded our product line to include the Scale Out Series of compute servers as an additional offering in our product line, which we designed to further increase density levels, improve thermal management, and enhance cable management and system serviceability. Our Scale Out Series revenue in each of 2006 and 2005 accounted for 7% of our total revenue. During the same periods, our compute servers represented approximately 90% and 90%, respectively, of total revenue in both years. We also offer a number of storage solutions. In the third quarter of 2006, we acquired Terrascale Technologies, Inc. whose products we market as our RapidScale storage appliance. Our RapidScale products provide scalable shared storage solutions. RapidScale permits all stored data to reside under a single namespace and be simultaneously accessed by up to thousands of servers. The solution delivers high performance while improving capacity and performance scalability, ease of data management, and capacity utilization. RapidScale appliances leverage our own hardware in addition to our proprietary RapidScale file system appliance software. We also sell low-cost, high-capacity storage servers, which leverage many of our core compute server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. Our storage servers represented approximately 10% and 9% of our total revenue for the year ended December 31, 2006 and 2005, respectively. In addition, we selectively use reseller and OEM relationships to provide additional server and storage offerings that our customers may request from time to time. Service revenues were slightly over 1% of total revenues in 2006 and less than 1% of total revenues in 2005.

We market our systems primarily through our direct sales force predominantly to enterprises within the United States. In 2006, 2005 and 2004, international sales were 9%, 3% and 3% of our sales, respectively. We are in the early stages of developing an international sales and operational presence, focusing initially on Europe and China. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens or hundreds of terabytes of storage per year. To date, we have sold our products to over 300 customers. We have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, media, financial services, oil and gas exploration, biotechnology and pharmaceuticals.

Our company was founded in 1999, and we have grown rapidly over the past three years. We began selling our Foundation Series compute server products in early 2000. By the end of December 2002, when we received our major private financing, we employed approximately 31 people. Subsequent to then, we began to build out our national sales presence by adding sales representatives in many locations in the United States. Since January 2003, we have also expanded our operational infrastructure to support additional growth and, as of December 31, 2006, had 286 full-time employees. Revenue for the year ended September 30, 2002 was $20.4 million, and grew to $360.4 million for the year ended December 31, 2006.

In June 2005, we completed our initial public offering. Aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and issuance costs, were approximately $67.4 million. We used $27.7 million of the offering proceeds to redeem all of our outstanding shares of preferred stock and to repay the promissory notes and accrued interest of approximately $3.0 million previously issued to our founders. In addition, we used $14.1 million of the offering proceeds to repay our bank line of credit. In December 2005, we completed a follow-on public offering, and aggregate net proceeds to us from that offering, after deducting underwriting discounts and commissions, and issuance costs, were approximately $46.2 million. In March 2006, we completed a second follow-on public offering. Aggregate net proceeds from that offering, after deducting underwriting discounts and commissions and issuance costs, were approximately $138.5 million.

In September 2006, we completed our acquisition of Terrascale for a total purchase price of $39.4 million.

Corporate Organization

In October 1999, Rackable Systems LLC was formed, which we refer to as “Old LLC,” and the operations of our business began. In December 2000, our predecessor corporation, GNJ, Inc., which was owned by the founders and which we refer to as “Old Rackable,” purchased all of the assets and assumed all of the liabilities of Old LLC. Old LLC was later merged with and into Old Rackable in January 2001. In December 2002, Old Rackable sold substantially all of its assets and transferred substantially all of its liabilities to a new Delaware corporation, the current legal entity for our company, which we refer to as “New Rackable.” We refer to this transaction as the “Rackable Purchase.”

Basis of Presentation

Our financial statements include the accounts of Old Rackable for the year ended September 30, 2002, and for the period from October 1, 2002 to December 22, 2002, and the accounts of New Rackable for the period from December 23, 2002 through December 31, 2002, and for all subsequent periods thereafter.

Fiscal Year

Beginning with the first quarter of calendar 2003, we have a 52-week fiscal year ending on the Saturday nearest to December 31, with 13 week quarters ending on the last Saturday of the period. For presentation purposes, we refer to the end of the quarter and year as the last day of the calendar quarter and year. For example, when we refer to our year ended December 31, 2006, we mean the period beginning on January 1, 2006 and ending on December 30, 2006.

Revenues

We derive our revenues from the sale of our products and services to end users as well as through resellers. Our revenue recognition policy is described in more detail under “Critical Accounting Policies, Significant Judgments and Estimates.”

Product revenue. Our product revenue is derived from the sale of server and storage systems. The main factors which impact our revenue are unit volumes shipped and average selling prices. For the years ended December 31, 2006, 2005 and 2004, our unit volumes were approximately 93,800, 56,100 and 28,100 respectively. Our average selling prices for the same periods were approximately $3,800, $3,800 and $3,900, respectively. Overall, we expect average selling prices for similar products to decline over time as our products mature in the market and are replaced with new products with increased performance and superior features. The introduction of new product lines, depending upon configurations, could temporarily increase our average selling prices. In general, however, the average selling prices of server and storage systems have historically decreased over time.

Service revenue. In 2004, we began to develop our services organization and began offering service and maintenance contracts to all customers. Prior to 2004, we only offered service and maintenance contracts upon customer request. We generate service revenue from the sale of standard maintenance contract service offerings as well as custom maintenance contracts that are tailored to individual customers’ needs. We recognize service revenue ratably over the service periods. Maintenance contracts are priced as a percentage of the list price of the underlying products to which the service relates. Maintenance contracts are typically one or two years in length, and we will actively pursue renewals of these contracts. Our customers may change to a different maintenance contract upon renewal. While we recently began to offer each customer maintenance contracts or an extended warranty for up to four years, some customers will choose not to purchase a maintenance contract or an extended warranty and instead rely solely upon our limited one-year product warranty. These customers have the option to purchase a service plan in the following year. We generally use third-party service providers rather than establish our own on-site service capabilities in regions where we have limited customer concentrations and it is more cost-effective for us to do so. We also generate service revenue from implementation services. Prior to 2004, we did not make a concerted effort to sell service and maintenance contracts. During 2004, we generated substantially all of our revenue from sales of our products. Services revenues increased to $3.9 million in 2006, representing 1% of total revenue from $1.3 million in 2005, or less than 1% of total revenue.

We derived 9%, 3% and 3% of our total revenue in 2006, 2005 and 2004, respectively, from products shipped to locations outside the United States, including to foreign offices of customers based or with operations in the United States. We continue to focus our direct sales efforts to bigger customers. In 2004 direct sales and indirect sales through resellers represented 97% and 3% of total revenue, respectively, and in 2005 direct sales and indirect sales through resellers represented 91% and 9% of total revenue, respectively. In 2006, the mix for direct sales and indirect sales was 93% and 7% of total revenue, respectively.

During 2004, the sale of server products represented approximately 93% of total product revenues and the sale of storage systems represented approximately 7% of total revenues. During 2006, the sale of server products and storage systems represented 90% and 10% of total revenues, respectively, and during 2005, the sale of server products and storage systems represented 91% and 9% of total revenues, respectively. We sell some server systems that have storage capacity. For purposes of this comparison, we define storage systems as products with the capacity to contain six or more hard disk data drives and our RapidScale products.

A relatively small number of our customers have historically accounted for a significant portion of our revenue, and we expect this trend to continue. Because our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms, their capacity requirements can become fulfilled, whether temporarily or otherwise, and as a result they could purchase significantly fewer or no products from us in subsequent periods. In 2006, Microsoft and Yahoo! accounted for 34% and 26% of our revenue. In 2005, Microsoft, Yahoo! and Amazon.com accounted for 14%, 22% and 24% of our revenue, respectively. At the request of Microsoft, we entered into a reseller agreement with Hewlett-Packard, with a term of one year, for the sole purpose of providing equipment to Microsoft. Although this agreement expired in January 2005, we subsequently signed an agreement with Microsoft that provides for direct sales between us and Microsoft, and we did not experience any economic or business consequences on our operations as a consequence of the expiration of the agreement with Hewlett-Packard. In 2004, Microsoft (for which Hewlett-Packard acted as a contractual reseller for the majority of our sales) and Yahoo! accounted for 36% and 23% of our revenue, respectively.

Cost of Revenue

Cost of product revenue. Cost of product revenue primarily consists of the costs to manufacture our finished products and the costs we pay to our suppliers for processors, memory and other components used in our systems. Our costs to manufacture products include both the cost of our in-house manufacturing organization as well as the cost of our third-party contract manufacturers. Typically, we utilize our in-house manufacturing capability for smaller builds, of usually 50 units or less, and to support our warranty and repair efforts. For our larger builds, we customarily utilize third-party contract manufacturers. Our current contract manufacturers include Synnex, E-Cycle and Realtime Technologies. Cost of product revenue also includes provisions for warranty and excess or obsolete inventory and compensation costs, including stock-based compensation which historically was not significant prior to 2006. With the adoption of SFAS 123R in 2006, stock-based compensation expense included in cost of revenue has increased significantly.

Cost of service revenue. Cost of service revenue consists of the cost of using spare parts in providing customer service, freight costs for shipping spare parts, personnel and related compensation costs, including stock-based compensation which historically was not significant prior to 2006, and the costs we incur related to the provision of service by our third-party service providers.

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

Operating Expenses

Research and development expense. Research and development expense consists primarily of employee, contractor, and related personnel costs, expenses related to new component testing and evaluation, test equipment, design and implementation, new product design and testing and other product development activities. All research and development costs are expensed as incurred. In order to minimize research and development expense, we work closely with our customers to develop product innovations and incorporate these into subsequent product design. This cooperative approach allows us to develop products that meet our customers’ needs in a cost-effective manner. Our spending on research and development increased significantly in 2006 due to engineering activities to expand our product portfolio, to add new features to our existing products and also reflect operational costs associated with our Terrascale acquisition in September 2006. We are currently amortizing patents and other intangibles we acquired in connection with Terrascale acquisition. In addition, with the adoption of SFAS 123R in 2006, stock based compensation expense has increased significantly.

Acquired in-process research and development. In connection with our acquisition of Terrascale, we incurred a $2.8 million charge for in-process research and development or IPRD expenses in September 2006. Development projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD. The Company’s IPRD relates to developing a new version of the current software platform. The estimated cost to complete the IPRD projects is approximately $0.9 million and are anticipated to be completed in fiscal 2007.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries, bonus and commissions paid to our sales and service employees and salaries paid to our sales engineers who work with our sales and service employees to help determine the components and configuration requirements for new products. We also incur marketing expenses for marketing activities such as trade shows, direct mail and print advertising. Our sales and marketing expense increased significantly in 2006 as we hired additional sales personnel. With the adoption of SFAS 123R in 2006, stock-based compensation expense has increased significantly in 2006 compared to prior years.

General and administrative expense. General and administrative expense consists primarily of salaries and overhead of our administrative staff and, to a lesser extent, amortization of patents we acquired in the Rackable Purchase. We expect our general and administrative expense to increase, as we will continue to incur additional legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company, particularly as a result of the compliance obligations with the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, the Public Company Accounting Oversight Board and The NASDAQ Stock Market. In 2006, we implemented a new ERP system to expand operational and financial systems and to maintain effective internal controls and procedures. We have incurred significant costs in implementing and maintaining the new ERP system. In 2005, we filed a patent lawsuit against one company. This lawsuit has resulted in significant legal expenses in 2006 and we expect to incur significant legal expense in 2007 related to this case. We also incurred substantially higher costs as a result of the increase in the size of our board of directors, as well as obtained directors’ and officers’ insurance. We cannot estimate the amount of additional costs we may incur or the timing of such costs. We are currently amortizing the patents and customer list we acquired in the Rackable Purchase at a rate of approximately $1.4 million per year, which amortization will cease at the end of 2007. In addition, with the adoption of SFAS 123R in 2006, stock based compensation expense has increased significantly.

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

Interest expense. Interest expense consists of the interest expense associated with our bank borrowings and the accretion of dividends on our Series A preferred stock subsequent to the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity on July 1, 2003. Pursuant to adoption of SFAS No. 150, on July 1, 2003, we reclassified $21.4 million, the carrying amount of the Series A preferred stock at that date, including cumulative accretion to redemption value, from mezzanine debt to long-term liabilities. Also, under SFAS No. 150, we charged accretion to the redemption value to interest expense. The non-cash portion of interest expense associated with the accretion of the Series A preferred stock dividends under SFAS No. 150 was $1.1 million and $2.4 million for the years ended December 31, 2005 and 2004, respectively. Interest expense for the year ended December 31, 2006 was immaterial.

Other income (expense)-net. Foreign exchange gain of approximately $0.8 million was recorded during the year ended December 31, 2006 resulting from balances held in Euros for our European operations.

Provision for income taxes

We recognize deferred assets and liabilities on differences between the book and tax basis of assets and liabilities using currently enacted tax rates. The effective tax rate of 42% differed from the statutory income tax rate for year ended December 31, 2006 due primarily to certain stock compensation expenses for which deferred tax assets can not be recorded in accordance with SFAS 123R. The effective tax rate of 54% and (6%) for the years ended December 31, 2005 and December 31, 2004, respectively, differed from the statutory income tax rate for the periods mainly due to permanent tax differences associated with our accounting for embedded derivatives and accretion of preferred stock dividends recorded as interest expense for book purposes.

Notes receivable from executives. In connection with the Rackable Purchase, we issued to two of our executive officers a total of 800,000 shares of Series A preferred stock, with an aggregate fair value of $0.8 million, in exchange for promissory notes payable in full on the earliest to occur of (1) December 20, 2011, (2) a sale of the company or (3) the filing of a registration statement relating to our common stock. We also entered into deferred compensation agreements with both executives on December 23, 2002, which provided for deferred compensation to both executives for their services in connection with the Rackable Purchase, payable upon the earliest to occur of (1) December 23, 2012, (2) a sale of the company or (3) the filing of a registration statement relating to our common stock. We accounted for the notes receivable and the Series A preferred stock as a stock option under Emerging Issues Task Force, or EITF, Issue No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25. Under the provisions of APB No. 25, a measurement date was not clearly established and, therefore, we followed variable accounting for the stock option by remeasuring the fair value of such award quarterly until the executives repaid the promissory notes on September 30, 2004. As a result, we recognized a compensation charge to operations of, $0 and $0.4 million for the years ended December 31, 2005 and 2004, respectively. On September 30, 2004, we amended the deferred compensation agreements with the two executive officers and satisfied our deferred compensation liability by lump-sum payments to each of them in the aggregate amount of $0.9 million, which was, in turn, used by them to repay their promissory notes. As a result of this repayment, we recorded a charge of $4.0 million in the year ended December 31, 2004, representing the unamortized deferred compensation expense as of the time of repayment. We do not anticipate any further charges to operations resulting from these agreements.

Founder warrants. In connection with the Rackable Purchase, Old Rackable was also entitled to receive additional warrants to purchase our common stock if we achieved specified performance targets. In May 2003, Old Rackable assigned its interests in the warrants to its equity holders in accordance with their ownership percentages of Old Rackable. On December 31, 2004, we repurchased the warrant issuance obligation (of which approximately 96% was allocated to the three founders of Old Rackable who continued their employment with us subsequent to the acquisition) and entered into a promissory note arrangement with each of the former stockholders of Old Rackable for an aggregate principal amount of $3.0 million. Consequently, under the provisions of EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, we accounted for 33% of the repurchase price for the warrant issuance obligation to the founders, or approximately $1.0 million, through a charge to general and administrative expense during the quarter ended December 31, 2004, with the remaining approximately $2.0 million recorded as an addition to goodwill.

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

Revenue Recognition

We account for our revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”); Emerging Issues Task Force No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”).

Under the provisions of SAB 104, we recognize revenues from sales of products when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally, this occurs at the time of shipment when risk of loss and title has passed to the customer.

Service revenue includes hardware maintenance, installation, training and consulting. Pursuant to SAB 104, we recognize revenue from the sale of our products prior to completion of these services, as our product sales are not dependent on these services to be functional. We recognize revenue from hardware maintenance contracts, which are sold and invoiced separately, ratably over the contract term, generally one to four years.

In situations in which we sell our products along with other services, such as installation, training and consulting, we apply the provisions of EITF 00-21, and record revenue for the fair value of such services, based on the price charged when sold separately, over the periods in which the services are performed. Installation services are typically requested by our new customers who have limited history with their products. Installation and related services are usually performed within one day after product delivery.

As a result of our Terrascale acquisition in September 2006, we acquired clustered file system software. This software is typically integrated with industry standard hardware and sold as a hardware appliance, but can also be sold on a standalone basis. We provide unspecified software updates and enhancements to the software through service contracts. As a result, we account for revenue in accordance with SOP 97-2 for transactions involving the sale of software. Revenues earned on software arrangements involving multiple-elements are allocated to each element based on the Vendor Specific Objective Evidence, or VSOE of fair value. The VSOE of fair value of the undelivered elements (maintenance and support services) is generally determined based on the price charged for the undelivered element when sold separately or renewed. If VSOE cannot be obtained to determine fair value of the undelivered elements, revenue from the entire arrangement would be deferred and recognized as these elements are delivered.

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, patents, customer list, customer backlog and tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner we use the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. The Company has chosen the end of its fiscal month of December as the date of its annual impairment test. In accordance with SFAS 142, goodwill is evaluated for impairment at the reporting unit level. While the CEO, who is the Company’s chief operating decision maker, monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources, sales and administrative support, and facilities. This allows the Company to leverage its costs in an effort to maximize return. The Company believes that any allocation of such shared expenses to various products would be impractical and arbitrary and it currently does not make such allocations internally. As such, the Company considers itself a single reporting unit. In testing for a potential impairment of goodwill, the provisions of SFAS 142 require the application of a fair value based test at the reporting unit level. We performed the annual goodwill impairment test as of December 31, 2006, 2005 and 2004, and determined that goodwill was not impaired. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). Long-Lived intangible assets with determinable economic life are tested for recoverability whenever events or circumstances indicate that their carrying amounts may not be recoverable. We determined the recoverability of long-lived assets was not impaired.

Reserve for Sales Returns

Although customers are not granted rights to return products after the purchase has been made, in certain circumstances, we accepted returns and issued credits although we were not contractually obligated to do so. We estimate sales returns based on historical experience and record a provision for sales returns at the time product revenue is recognized. We review and update our estimates for sales returns on a quarterly basis to reflect our experience regarding the historical sales returns. Changes to the reserve occur based upon changes in revenue levels and historical rates of return. Our sales return reserve balance was $0.1 million, $0.4 million and $0.1 million, respectively, at December 31, 2006, 2005 and 2004. Our sales return provision was $1.0 million, $0.8 million and less than $0.1 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

Allowance for Doubtful Accounts

We estimate the allowance for doubtful accounts based on management’s assessment of the collectibility of specific customer accounts and the aging of accounts receivables. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Changes to the reserve occur based upon changes in revenue levels, associated balances in accounts receivable and estimated changes in credit quality. Our allowance for doubtful accounts totaled $0.3 million, $0 and $0.2 million, respectively, at December 31, 2006, 2005 and 2004, and our bad debt expense (benefit) totaled $0.3 million, $0 and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Inventory Valuation

We value our inventories at the lower of first-in, first-out, cost or market. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts, on a periodic basis. We write down obsolete inventory or inventory in excess of our estimated usage to its estimated market value less cost to sell, if less than its cost. We record the inventory write-downs as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. If we write down the inventory value to its net realizable value and subsequently there is an increased demand for the inventory at a higher value, we do not realize the increased value of the inventory until we sell the inventory either as a component of a system or as separate inventory.

Warranty Liabilities

Warranty costs include labor to repair faulty systems and replacement parts for defective items, as well as other costs incidental to warranty repairs. We net against the warranty expense any cost recoveries from warranties offered to us by our suppliers covering defective components. We sell our products without a right of return or price protection rights. Our standard warranty period for products is typically one year and we offer extended warranties for up to three years. We calculate the liability for product warranties as a percentage of revenue. The percentage is based on historical actual product repair costs. We review and update our estimated warranty costs on a quarterly basis. Accordingly, in 2006, 2005 and 2004, we adjusted our warranty reserve accrual rate to reflect our recent experience regarding actual warranty charges as a percentage of revenue. Changes to the reserve occur as volume, product mix and actual warranty costs fluctuate. Our warranty reserve totaled $0.9 million, $0.7 million and $0.6 million at December 31, 2006, 2005 and 2004, respectively. Warranty expense totaled $2.1 million, $1.2 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Our calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We are subject to potential income tax audits in all of the jurisdictions in which we operate and, as a result, must also assess exposures to any potential issues arising from current or future audits of our tax filings. Accordingly, we must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that we establish a reserve, our provision for income taxes would be increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than our original estimate.

Accounting for Fair Value of Embedded Derivatives

On December 23, 2002, in connection with the Rackable Purchase, we issued 20,000,000 shares of our Series A preferred stock for a total consideration of $20.0 million. On February 13, 2003, we issued an additional 1,000,000 shares of Series A preferred stock for a total consideration of $1.0 million.

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

In February 2005, Rackable Investment LLC relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. As a result, because the common stock portion of the conversion unit could only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash, $107.8 million, was reclassified from liabilities to additional paid-in capital. For the years ended December 31, 2006, 2005 and 2004, the charge to operations for the change in the fair value of the embedded derivatives was $0, $4.2 million and $51.3 million, respectively.

Share-Based Payments

Effective January 1, 2006, we began accounting for our employee stock purchase and stock incentive plans under the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), using the modified-prospective-transition method. SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. For grants subsequent to the adoption of SFAS 123R, the fair values of our unvested stock units are calculated based on the fair value of our common stock at the dates of grant. The fair values of our stock options and employee stock purchase plan awards are estimated using the Black-Scholes option-pricing model. Stock-based compensation expense for awards granted after January 1, 2006, was recorded in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, (“FIN 28”) using the multiple-option approach, reduced for estimated forfeitures. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with APB No. 25 (“APB No. 25”), and related interpretations, as permitted by FASB Statement No. 123 (“SFAS 123”.) Under APB No. 25, compensation cost was recognized based on the difference, if any, between the then fair value of our common stock on the date of grant and the amount an employee must pay to acquire the stock. Compensation cost was recorded in accordance with FIN 28, using the multiple-option approach. Under SFAS 123R, compensation expense for those options prior to the adoption of SFAS 123R continue to be expensed on the same basis as they were prior to its adoption, reduced for estimated forfeitures.

The adoption of SFAS 123R had a material impact on our earnings per share and on our consolidated financial statements for the year ended December 31, 2006, and we expect that it will materially impact our financial statements in the foreseeable future.

Prior to January 1, 2006, we elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and the related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under SFAS No. 123, Accounting for Stock Based Compensation. Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock options on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We comply with the disclosure provisions of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share attributable to common stockholders as if we had expensed the fair value of the options. In calculating such fair values, we use assumptions of estimated option life, dividend policy, volatility and interest rates.

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

The following table shows the stock option activity, including weighted exercise price per share, weighted fair market value of our common stock for financial reporting purposes, and the differences between the two at grant dates prior to our initial public offering:

Stock Award Grant Dates	# of Options Granted	Weighted Exercise Price Per Share	Weighted Fair Market Value Per Share	Weighted Intrinsic Value Per Share
January 1, 2003 through March 31, 2003	117,331	$0.71	$0.42	$—
April 1, 2003 through June 30, 2003	373,332	$1.48	$1.81	$0.33
July 1, 2003 through September 30, 2003	129,998	$1.13	$3.67	$2.54
October 1, 2003 through December 31, 2003	47,664	$1.50	$4.59	$3.09
January 1, 2004 through March 31, 2004	110,330	$1.50	$5.98	$4.48
April 1, 2004 through June 30, 2004	93,662	$4.50	$7.37	$2.87
July 1, 2004 through September 30, 2004	29,999	$6.00	$9.22	$3.22
October 1, 2004 through December 31, 2004	255,992	$6.00	$10.73	$4.73
January 1, 2005 through March 31, 2005	192,326	$9.62	$11.87	$2.25

Subsequent to our initial public offering, all option grants have been made with exercise prices equal to the closing price of our common stock on the Nasdaq National Market on the date of grant.

Results of Operations

The following table sets forth our financial results, as a percentage of revenue, for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of revenue	78.6	76.9	80.9

Gross margin	21.4	23.1	19.1

Operating expenses:
Research and development	3.8	1.0	0.7
Acquired in-process research and development	0.8	—	—
Sales and marketing	7.5	7.2	9.8
General and administrative	6.1	3.9	10.1

Total operating expenses	18.2	12.1	20.6

Income (loss) from operations	3.2	11.0	(1.5)

Other income (expense):
Change in fair value of embedded derivatives in preferred stock	—	(2.0)	(46.7)
Interest income	2.1	0.3	—
Interest expense	—	(0.7)	(2.3)
Gain on sale of investment	—	—	2.7
Other income (expense), net	0.2	—	—

Total other income (expense), net	2.3	(2.4)	(46.3)

Income (loss) before tax	5.5	8.6	(47.8)
Income tax provision	(2.3)	(4.6)	(2.7)

Net income (loss)	3.2%	4.0%	(50.5)%

Comparison of the Years Ended December 31, 2006 and 2005

Revenue.

	Year ended December 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
Revenue	$360,376	$214,985	$145,391	68%

Revenue growth in 2006 was due to an increase in units sold both to repeat customers as well as to new customers. Units sold increased to 93,800 in 2006 from 56,100 in 2005 and the average selling price of units sold was relatively flat at $3,800. Approximately 91% of our revenues in 2006 were attributed to sales to customers that had also purchased our products in 2005. In 2006, sales of our Foundation Series compute servers increased by 68% or $121.3 million to $300.2 million as compared to $178.9 million in the prior year. For the twelve months ended December 31, 2006, sales of our Scale Out Series compute servers increased by 61% or $9.6 million to $25.3 million as compared to $15.7 million in the same period last year. Sales of our Foundation Series storage servers – which include our RapidScale products—increased 71% or $14.4 million to $34.8 million compared to $20.4 million prior year. In 2006, our RapidScale products revenue was approximately $0.7 million. Service revenues were slightly over 1% of total revenues in 2006 and less than 1% of total revenues in 2005.

Cost of revenue and gross profit.

	Year ended December 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
Cost of revenue	$283,400	$165,329	$118,071	71%
Gross profit	$76,976	$49,656	$27,320	55%
Gross margin	21.4%	23.1%	n/a	(7)%

The decrease in gross margin in 2006 as compared to 2005 was primarily attributable to higher manufacturing and service and support related costs and to a lesser extent a more competitive pricing environment. Total manufacturing and service and support costs increased to $18.2 million or 5.0% of total revenue in 2006 from $7.5 million or 3.5% of revenue in 2005. Gross margin decreased approximately 1.5% due to higher manufacturing and service and support related costs. Stock-based compensation included in cost of revenue was $3.6 million in 2006 as compared to $91,000 in 2005 primarily due to the adoption of SFAS 123R. Higher stock based compensation in 2006 contributed to approximately 1.0% of the decrease in gross margin. In addition, we have faced an increasingly competitive pricing environment in our server business, especially in the fourth quarter of 2006. In the fourth quarter of 2006, we had to reduce our price significantly to win a large order from one of our top customers due to aggressive pricing by a competitor in order to maintain our market share with that particular customer. Overall, a more competitive pricing environment decreased our gross margin by approximately 0.2%.

Operating expenses.

	Year ended December 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
OPERATING EXPENSES:
Research and development	$13,645	$2,247	$11,398	507%
Acquired in-process R&D	$2,840	$—	$2,840	—
Sales and marketing	$27,051	$15,402	$11,649	76%
General and administrative	$21,893	$8,390	$13,503	161%

Research and development expense. For the year ended December 31, 2006, payroll, bonuses and related fringe benefits accounted for $3.7 million of the increase in research and development expense as compared to 2005. We added engineering personnel to support increased research and development activities and acquired additional engineering personnel from the Terrascale acquisition. Overall, we increased our research and development personnel to 53 employees at the end of 2006 as compared to 18 employees at the end of the previous year. Materials, small tools and equipment and professional service expense increased $1.4 million due to an increase in ongoing engineering activities. In connection with the acquisition of Terrascale, we incurred a $0.7 million charge for amortization of intangibles and other assets. There was no similar charge last year. The stock-based compensation expense included in research and development was $5.1 million in 2006 as compared to $70,000 in 2005 primarily due to the adoption of SFAS 123R. We expect research and development expense to increase, in absolute dollars, in future periods as we intend to increase our engineering activities in the areas of storage, remote management and power systems.

Acquired in-process research and development. In connection with our acquisition of Terrascale, we incurred a $2.8 million charge for in-process research and development expenses in September 2006. There was no similar charge in 2005. The $2.8 million value allocated to projects that were identified as in-process research and development was charged to expense in the third quarter of 2006. We determined the value assigned to in-process research and development primarily utilizing the income approach which presumes that the value of an asset can be estimated by the cash flows to be received over the life of the asset, discounted to present value utilizing a discount rate of 21%.

Sales and marketing expense. For the year ended December 31, 2006, payroll, bonuses and related fringe benefits accounted for $3.0 million of the increase in sales and marketing expenses as compared to the prior year and were mainly due to an increase in headcount needed to support increased sales and marketing activities. Headcount increased to 73 employees at the end of 2006 as compared to 46 employees at the end of the prior year. Commission expense accounted for $1.9 million of the increase due to the growth in revenue. Marketing activities, advertising, public relation and trade show expenses cumulatively increased approximately $0.7 million in 2006 as compared to the prior year. These increases were partially offset by increased co-marketing funds from our vendors. Travel related expense increased by approximately $0.3 million primarily related to increased headcount to support higher revenue generating activities. The adoption of SFAS 123R increased stock-based compensation included in sales and marketing expense to $6.2 million in 2006 as compared to approximately $0.3 million in 2005. We expect sales and marketing expense to increase, in absolute dollars, in future periods as we expect to expand our sales force in the United States and internationally. We also expect commission expense to grow in absolute dollars in future periods if our revenue increases.

General and administrative expense. For the year ended December 31, 2006, payroll, bonuses and related fringe benefits accounted for $1.3 million of the increase in general and administrative expense as compared to the prior year and was primarily due to an increase in headcount needed to support additional finance and administrative activities. Headcount increased to 34 employees at the end of 2006 from 19 employees at the end of the previous year. In addition, higher use of temporary labor and higher recruiting expenses increased general and administrative expense by approximately $0.5 million. Fiscal year 2006 was our first year to meet the attestation requirements of Sarbanes-Oxley Act of 2002. We incurred approximately $2.0 million higher professional service fees to support the initial implementation of a new enterprise resource planning system to assist in the documentation and identification of our internal reporting controls; and, to support management’s testing of those controls, as compared to fiscal year 2005. Legal expense increased $1.8 million primarily due to the costs associated with the Super Micro litigation. Stock-based compensation included in general and administrative expense was $5.9 million in 2006 as compared to approximately $0.1 million in 2005 primarily related to the adoption of SFAS 123R.

Other income/(expense).

	Year ended December 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
OTHER INCOME (EXPENSE)—Net:
Change in fair value of embedded derivatives	$—	$(4,192)	$4,192	—
Interest income	$7,488	$509	$6,979	1371%
Interest expense	$(13)	$(1,537)	$1,524	(99)%
Other Income, net	$822	$23	$799	3474%

Change in fair value of embedded derivatives. Derivative accounting associated with our preferred stock ceased in February 2005.

Interest income. The increase in interest income was due to higher average cash, cash equivalents and short-term investment balances related to the proceeds from our initial public offering in June 2005 and our follow-on offerings in December 2005 and March 2006.

Interest expense. In 2005, interest expense included $1.1 million of accretion of preferred stock dividends recorded as interest expense. With the redemption of our mandatorily redeemable preferred stock in June 2005 in connection with our initial public offering, we did not incur similar dividend expense beyond June 2005. In addition, with the proceeds from our public offering and follow-on offerings, we fully repaid the borrowings under our line of credit facility in 2005 and eliminated the need to utilize this line of credit facility in 2006.

Other income (expense)-net. The change in other income (expense), net resulted primarily from the foreign exchange gain of approximately $0.8 million in 2006 as compared to a gain of less than $0.1 million in 2005. The increase in the foreign exchange gain resulted primarily from balances held in Euros in the second quarter of 2006 for our European operations.

Provision for income taxes.

	Year ended December 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
Tax provision	$8,372	$9,908	$(1,536)	(16)%

The effective tax rate for the year ended December 31, 2006 differs from the federal and state statutory rate primarily due to certain stock compensation expenses for which deferred tax assets can not be recorded in accordance with SFAS 123R. The effective tax rate for the year ended December 31, 2005 differs from the federal and state net statutory income tax rates primarily due to permanent tax differences associated with the accounting for embedded derivatives and preferred stock dividends recorded as interest expense.

Comparison of the Years Ended December 31, 2005 and 2004

Revenue.

	Year ended December 31,		Change
	2005	2004	$	%
	(in thousands, except percentages)
Revenue	$214,985	$109,743	$105,242	96%

Revenue growth was a result of an increase in units sold, from 28,100 units in 2004 to 56,100 units in 2005 and strong performances across our product lines. The increase in units sold was primarily due to an increase in our customer base, including a significant new customer that represented 24% of our total revenue for 2005. Approximately 65% of our revenues in 2005 were attributable to sales to customers that had also purchased our products in 2004. The average selling price of units sold in 2005 decreased approximately 3% from $3,900 in 2004 to $3,800 in 2005. Service revenues were less than 1% of total revenues for the year ended December 31, 2005 and not significant for the year ended December 31, 2004.

Cost of revenue and gross profit.

	Year ended December 31,		Change
	2005	2004	$	%
	(in thousands, except percentages)
Cost of revenue	$165,329	$88,754	$76,575	86%
Gross profit	$49,656	$20,989	$28,667	137%
Gross margin	23.1%	19.1%	n/a	21%

The increase in cost of revenue and gross profit was due primarily to the increase in units sold and increased investment across our manufacturing and service and support functions. The increase in gross margin was primarily attributable to economies of scale from higher production volumes, and higher proportion of storage server sales, which on average had higher gross margins than our compute servers.

Operating expenses.

	Year ended December 31,		Change
	2005	2004	$	%
	(in thousands, except percentages)
OPERATING EXPENSES:
Research and development	$2,247	$763	$1,484	194%
Sales and marketing	$15,402	$10,780	$4,622	43%
General and administrative	$8,390	$11,062	$(2,672)	(24)%

Research and development expense. Payroll, bonuses and related fringe benefits accounted for $1.1 million of the increase in research and development expense from 2004 to 2005 and was primarily due to an increase in headcount from seven to 18 employees as a result of increased engineering activities. Materials expense also increased $0.1 million due to an increase in ongoing engineering activities. Given the additional headcount, facility allocation expense increased $0.1 million. In addition, charges due to amortization of deferred stock based compensation related to employee stock option grants were $69,000 for the year ended December 31, 2005 compared to $44,000 for the year ended December 31, 2004.

Sales and marketing expense. Payroll, bonuses and related fringe benefits accounted for $1.1 million of the sales and marketing expense increase from 2004 to 2005 and were due to an increase in headcount from 32 to 46 employees to support increased sales. As a result of higher sales, commission expense accounted for $1.9 million of the increase. Customer evaluation units expense accounted for $1.0 million of the increase and was a result of a larger customer base. With increased selling and marketing activities, travel and entertainment expense accounted for $0.4 million of the increase. Charges due to amortization of deferred stock based compensation related to employee stock option grants were $0.3 million for the year ended December 31, 2005 compared to $0.2 million for the year ended December 31, 2004.

General and administrative expense. The decrease in general and administrative expense from 2004 to 2005 was primarily a result of a $4.5 million charge in 2004 associated with the write-off and amortization of stock based compensation, as described in “Stock Based Compensation” below, compared to $0.1 million in 2005. In December 2004, we repurchased warrants issued to our founders, which resulted in a $1.0 million charge to our general and administrative expense in 2004 compared to none in 2005. In addition, the decrease was also due in part to $0.8 million in management fees paid to Parthenon Capital in the year ended December 31, 2004. The fees included a one time payment of $0.6 million to Parthenon Capital to terminate its advisory agreement with us in the third quarter of 2004. There were no similar fees for the year ended December 31, 2005. These decreases were partially offset by a $1.7 million increase in payroll, bonuses and related fringe benefits primarily due to an increase in headcount from 12 to 19 employees and higher consultant and professional services expenses of $0.5 million compared to $0.2 million in 2004. In the fourth quarter of 2005, we also recorded a $0.4 million charge relating to estimated uncollectible sales tax, franchise tax and related interest expense compared to none in 2004. In connection with being a public company, insurance-related expenses increased $0.2 million. Legal expense increased $0.3 million partially related to a lawsuit brought by us against one company for infringement of one of our patents.

Other income/(expense).

	Year ended December 31,		Change
	2005	2004	$	%
	(in thousands, except percentages)
OTHER INCOME (EXPENSE)—Net:
Change in fair value of embedded derivatives	$(4,192)	$(51,267)	$47,075	(92)%
Interest income	$509	$12	$497	4142%
Interest expense	$(1,537)	$(2,493)	$956	(38)%
Gain on sale of investment	$—	$2,968	$(2,968)	—
Other Income, net	$23	$—	$23	—

Change in fair value of embedded derivatives. The change in fair value of embedded derivatives expense decrease from 2004 to 2005 was the result of the cessation of derivative accounting associated with our preferred stock in February 2005 when the holder of our Series A preferred stock relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. See “Accounting for Fair Value of Embedded Derivatives” in “Critical Accounting Policies, Significant Judgments and Estimates” for additional details.

Interest income. Interest income increased for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to higher average cash and short-term investment balances from the proceeds from our initial public offering in June 2005 and our secondary offering in December 2005.

Interest expense. The decrease in interest expense from 2004 to 2005 was primarily related to the redemption of our mandatorily redeemable preferred stock in June 2005 in connection with our initial public offering. As a result, associated dividend expense, recorded as interest expense on our statements of operations, was lower. In addition, with the proceeds from our initial public offering, we fully repaid the borrowings under our line of credit facility.

Gain on sale of investment. In December 2000, we received stock as payment for servers delivered to a customer. In the third quarter of 2004, we sold this stock, resulting in a one-time gain of approximately $3.0 million.

Provision for income taxes.

	Year ended December 31,		Change
	2005	2004	$	%
	(in thousands, except percentages)
Tax provision	$9,908	$2,994	$6,914	231%

The effective tax rate differs from the statutory income tax rate in the respective periods mainly due to permanent tax differences associated with our accounting for embedded derivatives and preferred stock dividends recorded as interest expense. As a result of these permanent tax differences, our effective tax rate was 54% and (6)% for the years ended December 31, 2005 and 2004, respectively. We have no net operating loss carryforwards.

Unaudited Selected Quarterly Consolidated Financial Information

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters ended December 31, 2006. These tables should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. We have prepared this unaudited information on the same basis as our audited consolidated financial statements. These tables include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any subsequent periods.

	Quarter Ended
	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
	(Unaudited)
	(in thousands, except per share data)
Revenue	$30,489	$43,960	$57,418	$83,117	$84,392	$88,648	$80,460	$106,876
Gross profit	5,927	9,188	13,862	20,678	19,494	20,183	17,179	20,120
Income (loss) from operations	949	3,112	7,377	12,179	9,318	6,611	(2,949)	(1,433)
Income (loss) before tax	(4,023)	2,383	7,621	12,438	10,226	9,243	(257)	632
Income tax provision	(333)	(1,200)	(3,251)	(5,124)	(4,254)	(3,917)	(132)	(69)
Net income (loss)	(4,356)	1,183	4,370	7,314	5,972	5,326	(389)	563
Net income (loss) per share attributable to common stockholders
Basic	$(0.84)	$0.18	$0.22	$0.36	$0.25	$0.19	$(0.01)	$0.02

Diluted	$(0.84)	$0.07	$0.20	$0.32	$0.23	$0.18	$(0.01)	$0.02

Shares used in computing net income (loss) per share attributable to common stockholders
Basic	5,206	6,434	20,029	20,456	24,274	27,693	27,812	28,012

Diluted	5,206	16,457	22,050	22,678	26,235	29,250	27,812	29,452

Revenue

Our business and operating results depend upon the capital procurement cycles of our customers. Due to large individual orders relative to our overall revenue, our quarterly revenue can fluctuate greatly from period to period. Over the past several years, we have experienced significant fluctuations in customer orders for our products, as can be seen in the table above. The increase in our revenues in 2006 was primarily the result of purchases by repeat customers and the purchasing cycles of some of our largest customers.

Gross Profit

Gross profit can fluctuate greatly from quarter to quarter as a result of our revenue fluctuations. Our fixed costs in cost of revenue have steadily increased over the past two years with the implementation of FAS 123R and the build out of our operational infrastructure. Our gross profit is impacted by quarterly volatility and decrease as revenue decreases due to a smaller revenue base in which to absorb the fixed overhead. Our gross profit can also be affected by volatile price changes for components from our supplier base, particularly for

DRAM, for which prices have fluctuated greatly in the past. In the quarter ended December 31, 2006, the price we had to pay for DRAM negatively impacted our gross margin by approximately 170 basis points in the quarter.

Income (loss) from operations

Our operating income (loss) has been negatively impacted by the fact that operating expenses have increased sequentially in each of the last eight quarters for research and development expenses, sales and marketing expenses and general and administrative expenses. The increases in research and development expenses are due to our efforts to improve functionality; develop technology to support new products such as our DC power and Scale Out Series products; and absorption of additional research and development staff in connection with the acquisition of Terrascale Technologies, Inc in the quarter ended September 30, 2006. Our sales and marketing expenses have increased in part due to expansion of sales support to existing customers, commission expense related to the growth in revenue and of our increased efforts to build our customer base. Our general and administrative expenses increased as we improved our infrastructure to support the additional requirements of being a public company. In addition, the implementation of SFAS 123R on January 1, 2006 has added $5.1 million of stock-based compensation cost to research and development expenses, $6.2 million to sales and marketing expenses and $5.9 million to general and administrative expenses. In the quarter ended September 30, 2006, we expensed $2.8 million for acquired in-process research and development in connection with the acquisition of Terrascale Technologies, Inc.

Liquidity and Capital Resources

Historically, we have required capital principally to fund our working capital needs. We anticipate that our cash and cash equivalents as of December 31, 2006, and available borrowings under our revolving credit facility, will be sufficient to meet our working capital requirements, expansion plans and technology development projects for at least the next 12 months. We had $160.5 million in cash, cash equivalents and short-term investments at December 31, 2006, as compared to $54.2 million at December 31, 2005, and $17.1 million at December 31, 2004. At December 31, 2006, there was $25.0 million available for borrowings under the line of credit which expires in September 2007. The adequacy of these resources to meet our liquidity needs beyond the next 12 months will depend on our growth, operating results and capital expenditures required to meet possible increased demand for our products. If we fail to reduce cash consumed by operations, or generate additional cash from our operations on a timely basis, we may not have the cash resources required to run our business and we may need to access our line of credit or seek additional sources of funds to meet our needs.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(17,584)	$(28,384)	$877
Net cash provided by (used in) investing activities	(140,904)	(26,817)	2,296
Net cash provided by financing activities	159,870	67,189	11,618

Operating Activities

The net use of cash for operating activities in 2006 was mainly due to significantly increased accounts receivable balances, resulting from significantly higher sales in 2006 due to a substantial portion of sales occurring in December 2006 as compared to December 2005. Although partially offset by higher collections, accounts receivable increased to $104.1 million at December 31, 2006, compared with $49.7 million last year. In addition, we increased our inventory levels and purchases to respond to the sales increases in 2006. At December 31, 2006, inventory was $68.1 million compared to $40.6 million at December 31, 2005. The increase was predominantly in raw materials, intended to ensure sufficient supply on hand to meet expected demand for our products. Increases in accounts receivable and inventory were partially offset by the increases in accounts payable resulting from significantly higher purchases and spending for the increased sales activities in 2006.

Net cash used in operating activities in fiscal 2005 was used to fund net working capital increases in accounts receivable of $40.4 million and in inventories of $27.0 million. The increase in our accounts receivable balance at December 31, 2005 was attributable to higher sales volume during the fourth quarter of 2005 compared to the same period in 2004. The increase in inventory was mainly due to higher beginning backlog and work-in-process at December 31, 2004. The increase in our accounts receivable and inventory balances was partially offset by an increase in accounts payable of $17.4 million and an increase of $12.6 million in deferred revenues relating to sales we deferred at year end due to acceptance provisions and shipments of uncompleted systems. We anticipate that accounts receivable, inventory and accounts payable will continue to increase to the extent our business expands.

In fiscal 2004, net cash generated in operating activities resulted from a net loss of $55.4 million that was offset almost entirely by $51.3 million of non-cash charges pertaining to changes in the fair value of embedded derivatives from our issuance of redeemable preferred stock in December 2002. The redeemable preferred stock was settled with a cash payment of approximately $24.7 million and the issuance of 9,016,000 shares of our common stock at the closing of our initial public offering. Our net loss was also offset by $4.8 million of non-cash charges for amortization of stock based compensation. In addition, for the year ended December 31, 2004, cash was used in operating activities to fund net working capital increases in accounts receivable of $1.3 million and inventory of $9.0 million driven by higher sales during the period, and was offset by an increase in accounts payable of $6.4 million and accrued expenses of $2.3 million resulting from increased purchasing activity. In addition, $3.0 million that was reflected in net income due to the gain on sale of investment was recorded as an adjustment to reconcile net loss to net cash provided by operating activities.

Investing Activities

During the year ended December 31, 2006, we used net cash mainly for investing the funds received from the initial public offering and the follow-on public offerings. In addition, we completed our acquisition of Terrascale in September 2006 and paid $31.9 million in cash as of December 31, 2006 related to that transaction. We also purchased $3.9 million of property, plant and equipment due to investments in our infrastructure and systems, including the implementation of a new financial accounting system, to improve our process controls and procedures in our efforts to become compliant with Sarbanes-Oxley internal control over financial reporting requirements.

Cash used by investing activities during the year ended December 31, 2005, consisted of purchases of short-term marketable securities of $55.8 million and $1.8 million used for capital expenditures for computer hardware, office equipment and software applications. These were partially offset by sales and net maturities of our short-term marketable securities of $30.9 million.

In 2004, cash provided by investing activities was primarily attributable to proceeds of $3.5 million received from the sale of an investment that was offset by capital expenditures of $1.2 million.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2006 was $159.9 million, mainly due to the proceeds of $138.5 million from a follow-on public offering completed in March 2006. Cash generated from financing activities also included $15.0 million of excess tax benefits related to stock option exercises and proceeds of $6.4 million from stock option exercises and employee stock purchases.

Net cash generated from financing activities in fiscal 2005 was $67.2 million, as compared to $11.6 million in fiscal 2004. In June 2005, we successfully completed our initial public offering, netting $67.8 million after issuance costs. With the net proceeds, we redeemed our mandatorily redeemable preferred stock in the amount of $24.7 million, repaid outstanding borrowings under our credit facility with Silicon Valley Bank in the amount of $14.1 million and repaid $3.0 million of notes payable to related parties. In the same period, we also repurchased

$6.0 million of shares from our founders. In December 2005, we completed a follow-on offering from which we received $46.8 million in net proceeds after issuance costs.

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

Credit Facility

Our previous line of credit expired in August 2006. In September 2006, we entered into a new line of credit agreement with a bank that provides for borrowings not to exceed $25.0 million, provided that such loan shall only be available as long as we maintain quarterly profitability excluding the impact of FAS 123R and acquisition related charges. The line of credit agreement matures on September 29, 2007. Borrowings under the line of credit bear interest, at our option, at prime or adjusted LIBOR plus 185 basis points. The line of credit agreement contains financial covenants that specify minimum profitability, a minimum unencumbered U.S. liquidity, and tangible net worth requirements. There were no borrowings under the line of credit at December 31, 2006. As of December 31, 2006 we were not in default on any of the covenants.

Contractual Obligations and Commitments

The following are contractual obligations and commitments at December 31, 2006, associated with lease obligations and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$10,705	$1,122	$3,244	$3,036	$3,303
Purchase obligations	95	13	82	—	—

Total	$10,800	$1,135	$3,326	$3,036	$3,303

In addition to a five-year lease entered in July 2004 for a building located in Milpitas, California and a three-year lease for an office in Seattle, Washington, we have a seven-year operating lease that commenced on January 15, 2007, for a 117,500 square foot facility which will serve as our manufacturing and warehouse facility in Fremont, California. Lease payments increase annually and the total future minimum lease payments amount to $6.6 million over the lease term. The stated term of the lease is seven years, but we may extend the lease for an additional three years. As part of this agreement, we are required to maintain a $100,000 cash deposit or an unconditional and irrevocable fully cash-collateralized letter of credit as a form of security. The cash deposit for the lease building is included in other assets in the accompanying consolidated balance sheets as of December 31, 2006.

In November 2006, we signed an additional operating lease for a 40,316 square foot facility which will serve as our headquarters in Fremont, California. Lease payments increase annually and the total future minimum lease payments amount to $2.6 million over the lease term. The stated term of the lease is six years and ten months, commencing on March 1, 2007. The Company can extend the lease an additional 3 years at 95% of the current market rate. We are required to maintain a cash deposit of approximately $40,000 that is included in other assets in the accompanying consolidated balance sheets as of December 31, 2006.

In connection with two agreements with our suppliers, we agreed to purchase certain units of inventory through 2008. As of December 31, 2006, there was a remaining commitment of $95,000.

From time to time, we issue blanket purchase orders to our contract manufacturers for the procurement of materials to be used for upcoming orders, particularly for those components that have long lead times. Blanket purchase orders vary in size depending on the projected requirements of the company. If we do not consume these materials on a timely basis or if our relationship with one of our contract manufacturers was to terminate, we could experience an abnormal increase to our inventory carrying amount and related accounts payable.

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

In September 2005, we amended certain of the Option Agreements and Employment Agreements with Thomas Barton and Todd Ford. Pursuant to such amendments, certain restrictions on shares owned by each of Mr. Barton and Mr. Ford, such as the restriction that written board consent must be obtained prior to transferring or selling certain shares, were terminated, the severance payment and acceleration benefits provided to Mr. Barton or Mr. Ford upon termination without cause or resignation for good reason was increased from six to twelve months and the annual bonuses were deemed payable quarterly. In addition, our Compensation Committee approved new annual salaries for Mr. Barton and Mr. Ford of $340,000 and $260,500, respectively, and target annual bonuses of $175,000 and $100,000, respectively.

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

Recently Adopted Accounting Standards

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet, statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in the interim periods of fiscal year ending after November 15, 2006. We adopted SAB 108 as of the year ended

December 31, 2006. The adoption does not have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the potential impact of the adoption of SFAS 157 on our consolidated results of operations and financial position.

In July 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We do not expect the adoption to have a material impact on our consolidated results of operations, financial position and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates. We had no indebtedness under our credit facility as of December 31, 2006 and 2005. An immediate 10% increase in the prime rate would not have a material effect on our interest expense. If and when we do enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales or have material purchase obligations outside of the United States and therefore do not generally have exposure to foreign currency exchange risks.

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2006, our cash equivalents consisted of money market funds in the amount of $30.4 million, and our short-term investments consisted of $130.0 million of debt securities with effective maturities of three months and less. As of December 31, 2005, our cash equivalents consisted of money market funds in the amount of $29.1 million, and our short-term investments consisted of $25.1 million of debt securities with effective maturities of three months and less. We do not hold short-term investments for trading purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio at December 31, 2006 or 2005. Since we believe we have the ability to liquidate this portfolio or hold it to maturity, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. As of December 31, 2006 and 2005, we had minimal exposure on value added tax receivables denominated in the Euro.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rackable Systems, Inc.

We have audited the accompanying consolidated balance sheets of Rackable Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rackable Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 28, 2007

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,446	$29,099
Short-term investments	130,025	25,065
Accounts receivable, net of allowance for doubtful accounts of $328 and $17	104,070	49,700
at December 31, 2006 and 2005, respectively
Inventories	68,137	40,649
Deferred income taxes	7,408	6,504
Deferred cost of sales	2,375	8,665
Prepaids and other current assets	12,934	4,111

Total current assets	355,395	163,793

PROPERTY AND EQUIPMENT—Net	5,372	2,588
GOODWILL	22,871	2,820
INTANGIBLE ASSETS—Net	14,007	6,601
OTHER ASSETS	9,125	240

TOTAL	$406,770	$176,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$61,102	$28,226
Accrued expenses	19,894	8,291
Income taxes payable	247	3,179
Deferred revenue	5,972	11,771

Total current liabilities	87,215	51,467
DEFERRED INCOME TAXES	431	304
DEFERRED RENT	23	28
DEFERRED REVENUE	3,412	978

Total liabilities	91,081	52,777
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 120,000,000 shares authorized; 28,230,785 and 23,040,449 shares issued and outstanding at December 31, 2006 and 2005, respectively	28	23
Additional paid-in capital	411,118	231,972
Deferred stock-based compensation	—	(1,805)
Accumulated other comprehensive income (loss)	(3)	1
Accumulated deficit	(95,454)	(106,926)

Total stockholders’ equity	315,689	123,265

TOTAL	$406,770	$176,042

See notes to consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

	Year Ended December 31,
	2006	2005	2004
REVENUE	$360,376	$214,985	$109,743
COST OF REVENUE (a)	283,400	165,329	88,754

GROSS PROFIT	76,976	49,656	20,989

OPERATING EXPENSES:
Research and development (a)	13,645	2,247	763
Acquired in-process research and development	2,840	—	—
Sales and marketing (a)	27,051	15,402	10,780
General and administrative (a)	21,893	8,390	11,062

Total operating expenses	65,429	26,039	22,605

INCOME (LOSS) FROM OPERATIONS	11,547	23,617	(1,616)
OTHER INCOME (EXPENSE)—Net:
Change in fair value of embedded derivatives in preferred stock (Note 11)	—	(4,192)	(51,267)
Interest income	7,488	509	12
Interest expense	(13)	(1,537)	(2,493)
Gain on sale of investment	—	—	2,968
Other income—net	822	23	—

Total other income (expense)—net	8,297	(5,197)	(50,780)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	19,844	18,420	(52,396)
INCOME TAX PROVISION	(8,372)	(9,908)	(2,994)

NET INCOME (LOSS)	$11,472	$8,512	$(55,390)

NET INCOME (LOSS) PER SHARE
Basic	$0.43	$0.86	$(11.43)

Diluted	$0.40	$0.47	$(11.43)

SHARES USED IN NET INCOME (LOSS) PER SHARE
Basic	26,947,888	9,946,791	4,847,680

Diluted	28,618,309	18,040,017	4,847,680

(a) Includes charges for stock-based compensation:
Cost of revenue	$3,583	$91	$74
Research and development	5,069	70	44
Sales and marketing	6,245	261	155
General and administrative	5,858	131	4,505

Total	$20,755	$553	$4,778

See notes to consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except for share amounts)

			Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
BALANCE—December 31, 2003	4,783,330	$5	$2,527	$(475)	—	$(60,048)	$(57,991)
Net loss	—	—	—	—	—	(55,390)	(55,390)
Deferred stock-based compensation related to stock options granted to employees	—	—	2,070	(2,070)	—	—	—
Amortization of deferred stock-based compensation—net of cancellations	—	—	—	289	—	—	289
Reversal of deferred stock-based compensation related to cancellation of stock options	—	—	(122)	122	—	—	—
Issuance of common stock in exchange for services received	1,666	—	18	—	—	—	18
Exercise of stock options	1,466	—	1	—	—	—	1
Issuance of common stock in connection with conversion of Series A preferred stock (Note 10)	784,000	1	8,317	—	—	—	8,318

BALANCE—December 31, 2004	5,570,462	$6	$12,811	$(2,134)	—	$(115,438)	$(104,755)
Net income	—	—	—	—		8,512	8,512
Unrealized gain on short-term investments	—	—	—	—	1	—	1

Total comprehensive income							8,513

Reclassification of embedded derivatives in preferred stock (Note 11)	—	—	107,831	—	—	—	107,831
Deferred stock-based compensation related to stock options granted to employees	—	—	433	(433)	—	—	—
Amortization of deferred stock-based compensation—net of cancellations	—	—	—	553	—	—	553
Reversal of deferred stock-based compensation related to cancellation of stock options	—	—	(209)	209	—	—	—
Issuance of common stock upon exercise of stock options	412,738	—	373	—	—	—	373
Income tax benefit relating to stock option exercises	—	—	3,028	—	—	—	3,028
Issuance of common stock in connection with initial public offering net of issuance costs of $2,311	6,250,000	6	67,433	—	—	—	67,439
Issuance of common stock in connection with a follow on public offering net of issuance costs of $697	2,600,000	3	46,230	—	—	—	46,233
Conversion of Series A preferred stock into common stock	9,016,000	9	(9)	—	—	—	—
Issuance of common stock as payment for accrued liabilities	7,332	—	50	—	—	—	50
Repurchase of common stock from founders	(816,083)	(1)	(5,999)	—	—	—	(6,000)

BALANCE—December 31, 2005	23,040,449	$23	$231,972	$(1,805)	$1	$(106,926)	$123,265
Net income	—	—	—	—	—	11,472	11,472
Unrealized gain on short-term investments	—	—	—	—	31	—	31
Cumulative translation adjustment	—	—	—	—	(35)	—	(35)

Total comprehensive income							11,468

Issuance of common stock in connection with a follow on public offering net of issuance costs of $736	4,230,850	4	138,448	—	—	—	138,452
Issuance of common stock upon exercise of stock options	696,200	1	4,906	—	—	—	4,907
Issuance of common stock in connection with employee stock purchase plan	143,286	—	1,541	—	—	—	1,541
Restricted common stock grants	120,000	—	—	—	—	—	—
Income tax benefit relating to stock option exercises	—	—	14,971	—	—	—	14,971
Stock-based compensation in connection with employee stock option plans and other	—	—	21,085	—	—	—	21,085
Reversal of deferred stock-based compensation	—	—	(1,805)	1,805	—	—	—

BALANCE—December 31, 2006	28,230,785	$28	$411,118	$—	$(3)	$(95,454)	$315,689

See notes to consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,472	$8,512	$(55,390)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,566	3,926	1,901
Non-cash compensation expense in connection with repurchase of warrants from founders	—	—	960
Non-cash consulting expense	—	—	68
Gain on sale of investment	—	—	(2,968)
Loss on disposal of property and equipment	—	2	—
Accrued interest income	—	(206)	—
Provision for doubtful accounts receivable	311	61	161
Deferred income taxes	(9,620)	(5,293)	(959)
Accretion for preferred stock dividends recorded as interest expense	—	1,087	2,388
Write-off of acquired in-process research and development	2,840	—	—
Stock-based compensation expense	20,755	553	289
Amortization of deferred compensation on preferred stock	—	—	4,488
Changes in fair value of embedded derivatives in preferred stock	—	4,192	51,267
Changes in operating assets and liabilities:
Accounts receivable	(53,833)	(40,417)	(1,339)
Inventories	(27,197)	(27,026)	(8,963)
Prepaids and other assets	(8,889)	(2,949)	26
Accounts payable	32,055	17,372	6,385
Accrued expenses	11,199	3,061	2,268
Income taxes payable	(2,932)	4,839	136
Deferred cost of sales	6,200	(8,665)	—
Deferred revenue	(3,511)	12,567	159

Net cash provided by (used in) operating activities	(17,584)	(28,384)	877

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(547,017)	(55,765)	—
Proceeds from sales and maturities of marketable securities	442,089	30,907	—
Purchases of property and equipment	(3,938)	(1,801)	(1,164)
Terrascale acquisition, net of cash acquired	(31,886)	—	—
Expenditures for intangibles	(152)	(158)	(67)
Proceeds from sale of investment	—	—	3,527

Net cash provided by (used in) investing activities	(140,904)	(26,817)	2,296

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) under line of credit, net	—	(14,061)	14,061
Cost incurred in connection with public offering	—	—	(341)
Repurchase of common stock from founders	—	(6,000)	—
Payment of notes payable to related parties	—	(3,000)	—
Proceeds from issuance of common stock upon initial public offering—net of issuance costs	—	67,780	—
Proceeds from issuance of common stock upon follow on offering—net of issuance costs	138,452	46,835	—
Excess tax benefit of stock options exercised	14,971	—	—
Proceeds from issuance of common stock upon exercise of stock options	4,906	373	1
Proceeds from issuance of common stock upon ESPP purchase	1,541	—	—
Collections of notes and accrued interest receivable from executives	—	—	847
Payment of deferred compensation	—	—	(850)
Redemption of mandatorily redeemable preferred stock	—	(24,738)	(2,100)

Net cash provided by financing activities	159,870	67,189	11,618

Effect of exchange rate changes on cash and cash equivalents	(35)	—	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,347	11,988	14,791
CASH AND CASH EQUIVALENTS—Beginning of period	29,099	17,111	2,320

CASH AND CASH EQUIVALENTS—End of period	$30,446	$29,099	$17,111

NON CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of embedded derivatives in preferred stock to additional paid-in capital	$—	$107,831	$—

Issuance of Common Stock as payment for accrued liabilities	$—	$50	$—

Increase in fair value of preferred stock associated with deferred compensation	$—	$—	$1,694

Bifurcation of fair value of embedded put and call option derivatives	$—	$—	$3,789

Income tax benefit related to stock option exercises	$—	$3,028	$—

Deferred compensation related to stock option grants, net of cancellations	$—	$224	$1,948

Accrued stock issuance cost	$—	$602	$—

Reclassification of stock issuance costs from other assets to stockholders’ equity	$—	$341	$—

Repurchase of warrants from founders in exchange for notes payable	$—	$—	$3,000

Unrealized gain on investments	$32	$1	$—

Issuance of common stock in connection with conversion of mandatorily redeemable preferred stock	$—	$9	$8,318

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$6,035	$10,840	$3,817

Cash paid for interest	$—	$450	$105

See notes to consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND FORMATION OF THE COMPANY

Rackable Systems, Inc. (“Old Rackable”) was formed on October 20, 1999 as a California limited liability company (“Rackable LLC”). On December 1, 2000, the net assets of Rackable LLC were transferred to a newly formed Delaware corporation and common stock was issued to Old Rackable’s founders in the exchange. Old Rackable elected a tax status as an S Corporation on December 1, 2000.

On December 23, 2002, Old Rackable entered into an asset acquisition agreement, and sold substantially all its assets and liabilities to a newly formed company which assumed the same name of Rackable Systems, Inc. (“Rackable Systems”) after the acquisition. The transaction was accounted for under the purchase accounting method. Rackable Systems was incorporated in the state of Delaware as a corporation on December 10, 2002 and was controlled by Rackable LLC, which Parthenon Capital and its affiliates controlled, through the date of Rackable Systems’ initial public offering in June 2005. Rackable Systems and Old Rackable are collectively referred to as the “Company.”

In September 2005, Rackable Systems formed Rackable Systems, Limited, a wholly owned subsidiary, in Ireland. In September 2006, the Company completed its acquisition of Terrascale Technologies, Inc. (“Terrascale”), a provider of clustered file system solution. In September 2006, Rackable Systems formed Rackable Asia Pacific Ltd., a wholly owned subsidiary in Hong Kong.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—Rackable Systems has a 52-week fiscal year ending on the Saturday nearest to December 31, with 13 week quarters ending on the last Saturday of the period. To simplify the presentation, fiscal 2004 is shown as ending on December 31, 2004, although the fiscal year actually ended on January 1, 2005. Fiscal 2005 ended on December 31, 2005. Fiscal 2006 is shown as ending on December 31, 2006, although the fiscal year actually ended on December 30, 2006.

Basis of consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Foreign Currency Transactions—The Company uses the U.S. dollar as its functional currency for its Ireland subsidiary and therefore remeasurement of its financial statements is not required. All balance sheet accounts of the Canadian subsidiary, are translated at the fiscal period-end exchange rate and income and expense accounts are translated using average rates in effect for the period, except for costs related to those balance sheet accounts that are translated using historical exchange rates (non-monetary assets and liabilities, primarily property and equipment). Currency transaction gains (losses) are recognized in current operations resulting from translating its financial statements at the reporting date. The Company uses the Canadian dollar as its functional currency for its Canada subsidiary. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expenses are translated at average exchange rates in effect during each period. Translation adjustments are included in stockholders’ equity in the consolidated balance sheet as a component of accumulated other comprehensive income (loss). No transactions were recorded for the Company’s Hong Kong subsidiary in fiscal 2006.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the allowance for doubtful accounts and sales returns, allowance for obsolete inventory, depreciation, amortization, estimated fair value of stock option awards and certain accruals. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments—The Company considers all highly liquid instruments with no future maturity date to be cash equivalents. Short-term investments consist of investments in marketable debt securities, primarily federal agency notes, U.S. notes and bonds and commercial papers. At December 31, 2006 and 2005, all of the Company’s marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). Short-term investments consisted of the following at December 31, 2006 (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value
As of December 31, 2006
U.S. notes and bonds	$26,785	$—	$(1)	$26,784
Federal agency notes	38,795	16	—	38,811
Commercial Papers	64,413	17	—	64,430

Total	$129,993	$33	$(1)	$130,025

As of December 31, 2005
Municipal bonds	$12,096	$—	$—	$12,096
Federal agency notes	12,968	1	—	12,969

Total	$25,064	$1	$—	$25,065

Inventories—Inventories, consisting primarily of server chassis, hard drives, microprocessors, memory chips, cooling fans and other equipment used in the manufacture of networking servers, are stated at the lower of first-in, first-out cost or market. Cost components include materials, labor and manufacturing overhead costs.

Consideration is given to obsolescence, excessive levels based on estimated future demand, deterioration and other factors in evaluating net realizable value. Evaluation units, which are provided to prospective customers on a trial basis, are amortized to selling and marketing expense on a straight-line basis over an estimate life of twelve months, given that the evaluation units are generally never sold. In the event that an evaluation unit is sold, the remaining carrying amount of the unit at the date of sale is charged to cost of sales. Total amortization expense associated with evaluation units was approximately $1.8 million, $1.8 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Property and Equipment—Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (generally two to seven years). Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term.

Maintenance and repairs are charged to expense as incurred and improvements and betterments that enhance the life of the asset are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reported in income (loss) from operations in the period realized.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets—Intangible assets are comprised of patents, tradename, customer list, and customer backlog acquired in connection with the acquisitions of Old Rackable in December 2002 and Terrascale in September 2006, and also include legal fees capitalized for pending patents that the Company plans to pursue for the design of its main products.

Patents and customer list are amortized on a straight-line basis through a charge to general and administrative expense over an estimated useful life of five years. Tradename is not amortized as management determined that the life of the intangible asset is infinite.

Goodwill and Tradename—In connection with the acquisition of Terrascale in September 2006, the Company recorded $20.1 million of goodwill. In connection with the asset purchase from Old Rackable in December 2002, the Company recorded approximately $0.8 million of goodwill, resulting from the excess of the consideration paid over the fair value of assets and liabilities assumed and $3.5 million as the fair value of the tradename acquired. In December 2004, the Company repurchased a warrant that was issued to Old Rackable in December 2002 and entered into a promissory note arrangement with each of the former stockholders of Old Rackable, which resulted in an additional $2.0 million in goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company does not amortize goodwill or tradename, but performs periodic reviews for impairment. No impairments were recorded for all periods presented.

Impairment of Long-Lived Assets—The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Company evaluates its long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. No impairment of long-lived assets has been recorded in the accompanying financial statements.

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

In situations where the Company sells its products along with other services, such as installation, training and consulting, it applies the provisions of EITF 00-21, and records revenue for the fair value of such services, based on the price charged when sold separately, over the periods in which the services are performed. Installation services are typically requested by the Company’s new customers who have limited history with the products. Installation and related services are usually performed within one day after product delivery.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Where software is integrated with hardware and sold as a hardware appliance the Company provides unspecified software updates and enhancements to the software through service contracts. As a result, the Company accounts for revenue in accordance with SOP 97-2 for transactions involving the sale of software. Revenues earned on software arrangements involving multiple-elements are allocated to each element based on the Vendor Specific Objective Evidence (“VSOE”) of fair value. The VSOE of fair value of the undelivered elements (maintenance and support services) is generally determined based on the price charged for the undelivered element when sold separately or renewed. If VSOE cannot be obtained to determine fair value of the undelivered elements, revenue from the entire arrangement would be deferred and recognized as these elements are delivered.

On occasion, when a customer informs the Company that a product is defective, the Company will ship a replacement product at the customer’s request prior to the customer returning the defective product for repair. This enables the customer to use the replacement product until the defective product is repaired and returned to the customer. Generally, the Company does not charge for this service unless the customer fails to return the defective product, in which case the customer is billed for the replacement product and revenue is recognized at that time.

Estimated sales returns and warranty costs, based on historical experience, changes in customer demand, and other factors, are recorded at the time product revenue is recognized in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists and SFAS No. 5, Accounting for Contingencies, respectively.

Deferred revenue is recorded when products or services provided are invoiced prior to the Company’s completion of the related performance obligations or customer acceptance. Deferred revenue is not recognized as revenue until the completion of those performance and acceptance criteria.

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

	Year ended December 31,
	2006	2005	2004
Balance—beginning of year	$726	$550	$79
Current year accrual	2,088	1,198	989
Warranty expenditures charged to accrual	(1,946)	(1,022)	(518)

Balance—end of year	$868	$726	$550

Advertising and Sales Promotion Costs—Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees, and other direct production costs. Advertising and sales promotion costs totaled approximately $389,000, $75,000 and $8,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and Development Costs—Research and development costs are expensed as incurred.

Comprehensive Income (Loss)—Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive loss is equal to net loss for 2004. Comprehensive income for 2006 and 2005 is reflected in the accompanying Consolidated Statements of Stockholders’ Equity (Deficit).

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Payments— Effective January 1, 2006, the Company began accounting for its employee stock purchase and stock incentive plans under the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), using the modified-prospective-transition method. SFAS No. 123R requires the recognition of the fair value of stock-based compensation in net income. For grants subsequent to the adoption of SFAS 123R, the fair values of the Company’s unvested stock units are calculated based on the fair value of the Company’s common stock at the dates of grant. The fair values of the Company’s stock options and employee stock purchase plan awards are estimated using the Black-Scholes option-pricing model. Stock-based compensation expense for awards granted after January 1, 2006, was recorded on a straight-line vesting basis in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, (“FIN 28”) using the multiple-option approach, reduced for estimated forfeitures. Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with APB No. 25 (“APB No. 25”), and related interpretations, as permitted by FASB Statement No. 123 (“SFAS 123”.) Under APB No. 25, compensation cost was recognized based on the difference, if any, between the then fair value of the Company’s common stock on the date of grant and the amount an employee must pay to acquire the stock. Compensation cost was recorded in accordance with FIN 28, using the multiple-option approach. Under SFAS 123R, compensation expense for those options prior to the adoption of SFAS 123R continue to be expensed on the same basis as they were prior to its adoption, reduced for estimated forfeitures.

Statement of Cash Flows—Prior to the adoption of SFAS 123R, the Company presented tax benefits related to the excess of tax deductions from employee’s exercises of stock options over the stock-based compensation cost recognized for those options as operating cash flows in the statement of cash flows. In accordance with SFAS 123R, such excess tax benefits are now classified as financing cash flows. During the year ended December 31, 2006, the Company recorded $15.0 million of excess tax benefit from stock option exercises as financing cash flows.

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

The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company is subject to potential income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of its tax filings. Accordingly, the Company must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes a reserve, its provision for income taxes would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in its provision for taxes in the period in which it determines that the recorded tax liability is less than the Company’s original estimate.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable from two customers accounted for 42% and 20% of total accounts receivable at December 31, 2006, respectively. Accounts receivable from three customers accounted for 46%, 23% and 14% of total accounts receivable at December 31, 2005, respectively. Accounts receivable from one customer accounted for 29% of total accounts receivable at December 31, 2004, respectively.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue from customers representing 10% or more of total revenue was as follows:

	Year Ended December 31,
	2006	2005	2004
Customer A	26%	22%	23%
Customer B	34%	14%	36%
Customer C	*	24%	*

*	less than 10% of total revenue

Fair Value of Financial Instruments—The fair values of cash and cash equivalents reported in the accompanying balance sheets approximate their carrying value. The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations, and complies with SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 138”). SFAS Nos. 133 and 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. These standards require that the Company record derivatives at their fair values on the balance sheet. At December 31, 2004, the Company had two non-hedged derivatives embedded in its Series A mandatorily redeemable preferred stock (see Note 11). There were none at December 31, 2006 and 2005. Changes in the fair value of these embedded derivatives are recognized in the Consolidated Statements of Operations.

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and the redemption of preferred stock, are included in diluted net income per share to the extent such shares are dilutive. Diluted net loss per share was the same as basic net loss per share for 2004, since the effect of any potentially dilutive securities is anti-dilutive.

Recently Issued Accounting Standards— In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet, statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in the interim periods of fiscal year ending after November 15, 2006. The Company adopted SAB 108 as of the year ended December 31, 2006. The adoption does not have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the potential impact of the adoption of SFAS 157 on the Company’s consolidated results of operations and financial position.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We do not expect the adoption to have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

3. ACQUISITION

On September 8, 2006, the Company completed its acquisition of Terrascale Technologies, Inc. (“Terrascale”). Terrascale is a provider of a clustered file system solution enabling high performance input/output (I/O) connectivity between servers and commodity-based storage subsystems. The purchase price was $39.4 million, which included $1.5 million related to a loan made to Terrascale prior to closing. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), and accordingly the Company’s consolidated financial statements from September 8, 2006 include the impact of the acquisition. There is also a potential additional payment of $9.0 million within six months of the closing if Rackable Systems decides to keep the patent application and intellectual property related to a technology known as the Distributed Parity Engine (“DPE”). As of the end of the year ended December 31, 2006, Rackable Systems has not exercised the option to retain the rights to the DPE technology.

The purchase price includes $7.8 million of consideration which will vest and be paid out to continuing employees over the third through eighth quarters (the quarter ended June 30, 2007 through the quarter ended September 30, 2008) following the closing based on continued employment and will be accounted for as compensation expense.

Terrascale stock options were exchanged in the merger and became options to purchase 30,419 shares of Rackable Systems common stock at an exercise price of $5.86 per share which have a fair value of $0.6 million.

The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The valuation of the identifiable intangible assets acquired was prepared based on management’s estimates and assumptions. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$2,417
Property and equipment	195
In-process research and development	2,840
Amortizable intangible assets:
Existing technology	8,256
Customer relationships	633
Contract backlog and maintenance contracts	263
Non-competition agreements	319
Goodwill	20,051

Total assets acquired	34,974
Current liabilities	1,170
Long-term liabilities	514

Total liabilities assumed	1,684

Net assets acquired	$33,290

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total adjusted purchase price of $33.3 million is the total purchase price of $39.4 million plus $2.0 million of acquisition related expenses less $7.8 million of consideration to be paid out to continuing employees and approximately $0.3 million related to the fair value of unvested and unearned stock options.

With the exception of $2.8 million of IPRD, the identified intangible assets consisting of existing technology, customer relationships, contract backlog and maintenance contracts and non-competition agreements will be amortized on a straight-line basis over their estimated useful lives, with a weighted average life of approximately 5.5 years. The entire amount of Goodwill recorded from this acquisition is tax deductible over 15 years.

Development projects that had not reached technological feasibility, and had no future alternative uses were classified as IPRD. The $2.8 million value allocated to projects that were identified as IPRD were charged to expense in the third quarter of 2006. The Company’s IPRD relates to developing a new version of the current software platform. The value assigned to IPRD was primarily determined utilizing the income approach which presumes that the value of an asset can be estimated by the net economic benefit (i.e. cash flows) to be received over the life of the asset, discounted to present value utilizing a discount rate of 21%. The estimated cost to complete the IPRD projects is approximately $0.9 million and is anticipated to be completed in 2007.

The following unaudited pro forma consolidated financial data represents the combined results of operations as if Terrascale’ business had been combined with the Company at the beginning of the period. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005
Revenue	$360,832	$215,164
Operating income	$11,638	$20,296
Net income	$11,829	$5,724

Basic income per share	$0.44	$0.58

Diluted income per share	$0.41	$0.32

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

4. GOODWILL AND INTANGIBLE ASSETS

In connection with the Terrascale acquisition on September 8, 2006, the Company recorded $20.1 million of goodwill. Goodwill and Tradename are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and intangible assets with a determinable economic life are accounted for in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. On December 22, 2002 the Company acquired substantially all of the assets and liabilities of Old Rackable, in a transaction accounted

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for using the purchase method of accounting and recorded $0.8 million of goodwill. Rackable Systems acquired Old Rackable to enter the market for high-density compute servers and high-capacity storage systems. Also as part of the asset purchase arrangement, Rackable Systems entered into a warrant agreement with Old Rackable, whereby Rackable Systems would issue up to four warrants to Old Rackable. In December 2004, the warrants were repurchased by the Company in exchange for a note payable of which approximately $2.0 million was recorded as an addition to goodwill. The carrying value of goodwill as of December 31, 2006 is as follows (in thousands):

	Rackable	Terrascale	Total
Balance as of December 31, 2005	$2,820	$—	$2,820
Purchased goodwill	—	20,051	20,051

Balance as of December 31, 2006	$2,820	$20,051	$22,871

In accordance with SFAS 142, goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Company’s policy. The Company has chosen the end of its fiscal month of December as the date of its annual impairment test. In accordance with SFAS 142, goodwill is evaluated for impairment at the reporting unit level. While the Chief Executive Officer (“CEO”), who is the Company’s chief operating decision maker, monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources, sales and administrative support, and facilities. This allows the Company to leverage its costs in an effort to maximize return. The Company believes that any allocation of such shared expenses to various products would be impractical and arbitrary and it currently does not make such allocations internally. As such, the Company considers itself a single reporting unit. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) Long-lived intangible assets with determinable economic life are tested for recoverability whenever events or circumstances indicate that their carrying amounts may not be recoverable. We determined the recoverability of long-lived assets was not impaired.

In December 2002, as a part of the acquisition of Old Rackable, the Company also recorded an intangible asset allocated to tradename in the amount of $3.5 million. This intangible asset is not amortizable.

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s intangible assets (in thousands):

As of December 31, 2006	Useful Life (Years)	Gross	Accumulated Amortization	Net
Old Rackable Acquisition
Patents	5.00	$4,392	$3,536	$856
Customer list	5.00	2,791	2,248	543
Customer backlog	2.00	156	156	—

		7,339	5,940	1,399

Rackable Systems
Patents	5.00	499	175	324
Other intangibles	3.00	25	9	16

		524	184	340

Terrascale Acquisition
Existing technology	7.00	8,256	362	7,894
Customer relationships	4.00	633	49	584
Contract backlog	0.25	228	228	—
Maintenance contracts	6.00	35	2	33
Non-compete agreements	2.00	319	49	270

		9,471	690	8,781

Tradename—not amortizable		3,487	—	3,487

Total		$20,821	$6,814	$14,007

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005	Useful Life (Years)	Gross	Accumulated Amortization	Net
Old Rackable Acquisition
Patents	5.00	$4,392	$2,658	$1,734
Customer list	5.00	2,791	1,690	1,101
Customer backlog	2.00	156	156	—

		7,339	4,504	2,835

Rackable Systems
Patents	5.00	347	92	255
Other intangibles	3.00	25	1	24

		372	93	279

Tradename—not amortizable		3,487	—	3,487

Total		$11,198	$4,597	$6,601

Total amortization expense for the identifiable intangible assets was approximately $2.2 million and $1.5 million for the years ended December 31, 2006 and 2005, respectively. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that the annual amortization of acquired intangible assets will be as follows (in thousands):

Total
2007	$3,010
2008	1,556
2009	1,410
2010	1,344
2011 and beyond	3,200

Total amortization	$10,520

5. STOCK BASED COMPENSATION

Stock-Based Benefit Plans

In January 2005 and April 2005, respectively, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Non-Employee Directors’ Stock Option Plan and 2005 Employee Stock Purchase Plan (the “2005 ESPP”). The aggregate number of shares of common stock authorized for grant under each plan is 3,571,436; 66,667 and 487,118 shares, respectively. The 2005 Plan is the successor plan to the 2002 Plan. Each plan became effective on June 9, 2005 and each plan contains a provision that automatically increases the number of shares of common stock reserved for issuance on June 9, 2006 and then on January 1 of each succeeding year. During the year ended December 31, 2006, the number of stock options authorized for issuance under each Plan was increased by 1,109,495; 0 and 230,404, respectively.

Rackable Systems adopted the 2006 New Recruit Equity Incentive Plan (the “2006 Plan”) in January 2006 which allows the Company to grant nonstatutory stock awards for up to 1,000,000 shares of common stock. The 2006 Plan provides for the grant of the following stock awards: (i) nonstatutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards, and (vi) other stock awards. The exercise price of each nonstatutory stock option shall be not less than one hundred percent (100%) of the fair

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market value of the common stock subject to the option on the date the option is granted. Stock awards expire ten years from the date of grant, or such shorter period specified in the option agreement. The options generally vest at a rate of 25% per year over four years from the date the option is granted. The total shares of common stock reserved for the 2006 Plan was increased by 500,000 shares in August 2006 and by another 500,000 shares in January 2007. Terrascale options were converted into options to purchase 30,419 shares of Rackable common stock at $5.86 per share and were issued from the 2006 Plan.

The Company issues new shares of its common stock upon exercise of stock options, issuance of restricted stock awards and issuance of shares purchased under its 2005 ESPP.

In connection with the stock options granted to employees under the 2002 Plan, Rackable Systems recorded cumulative deferred stock-based compensation which represents the difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes on the grant date. The unamortized balance of $1.8 million at December 31, 2005 was offset against additional paid in capital in the first fiscal quarter of 2006 with the adoption of SFAS No. 123R.

Adoption of SFAS 123R

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the Company to recognize expenses related to the fair value of the Company’s stock-based compensation awards. The Company elected to use the modified prospective application method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that was outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. Additionally, under SFAS 123R, the 2005 ESPP is considered a compensatory plan, which requires the recognition of compensation cost for grants made under the ESPP. The Company recognizes compensation expense for all share-based payment awards over the requisite service period for each separately vesting portion of the award as if the awards were, in-substance, multiple awards. As required by SFAS 123R, management made an estimate of expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.

Stock Compensation Expense

Prior to adoption of SFAS 123R, the Company’s stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123. The Company recognized stock- based compensation cost in its statement of operations for periods prior to January 1, 2006 for certain options granted prior to the Company’s initial public offering of its common stock in June 2005 based upon the intrinsic value, the difference between the deemed fair value of the Company’s common stock and the exercise price at the date of grant. The Company recorded stock-based compensation expense associated with option grants for common stock of approximately $0.6 million and $0.3 million and for the years ended December 31, 2005 and 2004, respectively.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required by SFAS 148 prior to the adoption of FAS 123R, the pro forma effects on net income (loss) and net income (loss) per share for the twelve months ended December 31, 2005 and 2004, if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of APB 25) are as follows (amounts in thousands, except for per share amounts):

	Year Ended December 31,
	2005	2004
Net income (loss) attributable to common stockholders	$8,512	$(55,390)
Add employee stock-based compensation as reported	553	289
Deduct stock-based compensation determined under the fair value based method for all awards—net of tax	(3,394)	(1,067)

Pro forma net income (loss) attributable to common stockholders	$5,671	$(56,168)

Basic net income (loss) per share—as reported	$0.86	$(11.43)

Diluted net income (loss) per share—as reported	$0.47	$(11.43)

Basic net income (loss) per share—pro forma	$0.57	$(11.59)

Diluted net income (loss) per share—pro forma	$0.31	$(11.59)

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the twelve months ended December 31, 2006 are $20.2 million and $12.5 million, respectively, lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per share for the twelve months ended December 30, 2006 would have been $0.46 and $0.44 higher, respectively, if the Company had not adopted SFAS 123R.

In addition, for the twelve months ended December 31, 2006, cash flows from operating activities would have been $15.0 million higher and cash flows from financing activities would have been $15.0 million lower had the Company not adopted SFAS 123R.

Determining Fair Value

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2006, 2005 and 2004, respectively.

	Year Ended December 31,
	2006	2005	2004
Option Plan Shares
Dividend yield	—	—	—
Risk-free interest rate	4.8%	4.1%	3.6%
Volatility	60.0%	82.0%	100.0%
Weighted average expected life (in years)	5.61	4.11	5.00
Estimated annual forfeitures	8.3%	n/a	n/a
Weighted average fair value	$18.78	$8.82	$7.44

ESPP shares
Dividend yield	—	—	—
Risk-free interest rate	4.9%	3.5%	—
Volatility	54.0%	63.0%	—
Weighted average expected life (in years)	1.25	1.41	—
Weighted average fair value	$11.02	$5.36	—

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of expected life for the year ended December 31, 2006 is based on an analysis of the relevant industry sector post-vest termination rates and the exercise factors. The expected volatility is based on a combination of the implied and historical volatility for both the Company and its peer group. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities. The estimated forfeiture rate was based on an analysis of the relevant industry sector pre-vest termination rate, as the Company believes that its historical forfeiture rates are not representative of future expectations, given that a substantial portion of the Company’s stock options were granted subsequent to its initial public offering in June 2005.

Stock Options and Restricted Stock Awards Activity

A summary of stock option activity for the year ended December 31, 2006 is as follows:

		Outstanding Options
	Shares Available for Future Grants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years
Balance at December 31, 2005	333,211	3,505,978	$7.30
Additional shares authorized for grant	2,609,495	—	$—
Options granted (weighted average fair value of $18.78 per share)	(2,638,917)	2,638,917	$32.03
Restricted awards granted	(120,000)	—	$—
Options exercised	—	(1,191,200)	$4.77
Options cancelled	180,224	(180,224)	$28.82

Balance at December 31, 2006	364,013	4,773,471	$20.79	8.6

Vested and expected to vest at December 31, 2006		4,303,098	$20.33	8.5

Exercisable at December 31, 2006		758,916	$8.79	7.3

The total intrinsic value of options outstanding at December 31, 2006 was $57.1 million and the total intrinsic value of options vested and expected to vest at December 31, 2006 was $53.3 million.

The following table summarizes information about the stock options outstanding under the 2002 Plan, the 2005 Plan and the 2006 Plan at December 31, 2006:

	Outstanding		Vested and Exercisable
Exercise Price Range	Number of Options	Weighted Average Remaining Contractual Life (In Years)	Number of Options Vested	Weighted Average Exercise Price
$ 0.71-$ 2.14	848,154	6.09	396,470	$1.73
$ 4.50-$ 12.20	448,255	7.98	103,404	$7.97
$ 12.82-$ 12.82	640,260	8.65	103,870	$12.82
$ 14.41-$ 25.19	676,817	9.26	73,638	$19.90
$ 26.68-$ 26.91	74,000	9.72	2,499	$26.68
$ 27.36-$ 27.36	937,817	9.67	47,541	$27.36
$ 27.98-$ 34.45	545,170	9.28	29,204	$30.64
$ 35.94-$ 47.02	441,498	9.41	2,290	$44.00
$ 48.24-$ 48.24	161,500	9.22	—	$—

$ 0.71-$ 48.24	4,773,471	8.60	758,916	$8.79

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarized the Company’s restricted stock activity for the year ended December 31, 2006:

	Restricted Stock Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	—	$—
Awarded	120,000	27.36
Released	—	—
Forfeited	—	—

Balance at December 31, 2006	120,000	$27.36

The total intrinsic value of options exercised for the fiscal years ended December 31, 2006, 2005 and 2004 was $37.2 million, $7.1 million and less than $0.1 million, respectively.

As of December 31, 2006, there was $32.2 million of total unrecognized compensation cost related to nonvested stock options and $2.5 million of total unrecognized compensation cost related to nonvested stock awards. That cost is expected to be recognized over a weighted average period of 1.5 and 2 years for options and awards, respectively.

At December 31, 2006, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP but not yet recognized was approximately $0.7 million. This cost will be amortized on a straight-line basis over periods of up to 1.7 years.

The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP during the twelve months ended December 31, 2006.

Purchase date	February 14, 2006	August 14, 2006
Shares issued	80,907	62,379

Weighted-average purchase price per share	$10.24	$11.41

6. BALANCE SHEET DATA

Accounts Receivable and Sales Return Reserves

A summary of the activity in the reserves relating to doubtful accounts receivable and sales returns is as follows (in thousands):

	Beginning Balance	Additions	Reductions	Ending Balance
Accounts Receivable Reserve
Year ended December 31, 2004	$—	$161	$(9)	$152
Year ended December 31, 2005	$152	$61	$(196)	$17
Year ended December 31, 2006	$17	$355	$(44)	$328

Sales Return Reserve
Year ended December 31, 2004	$82	$46	$(70)	$58
Year ended December 31, 2005	$58	$771	$(431)	$398
Year ended December 31, 2006	$398	$1,040	$(1,301)	$137

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Finished goods	$4,129	$3,237
Evaluation units, net	1,758	827
Work in process	10,894	8,111
Raw materials	51,356	28,474

Total inventories	$68,137	$40,649

Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2006	December 31, 2005
Leasehold improvements	$643	$415
Manufacturing equipment	1,711	506
Furniture and fixtures	376	310
Computer equipment	4,229	1,754
Construction in progress	711	572
Vehicles	118	98

	7,788	3,655
Less accumulated depreciation and amortization	(2,416)	(1,067)

Property and equipment, net	$5,372	$2,588

Depreciation and amortization of property and equipment for the years ended December 31, 2006, 2005 and 2004 was $1.3 million, $0.6 million and $0.4 million, respectively.

Investment

In June 2006 Rackable Systems invested $0.4 million in an early-stage technology company located in the US. This minority interest investment of less than 20% is accounted for under the cost method and is included within Other Assets in the accompanying consolidated balance sheet at December 31, 2006.

In August 2004, the Company sold 42,688 shares of Series C preferred stock in Google, Inc. (as adjusted for stock-splits) which were received in exchange for the accounts receivable balance due from Google, Inc. The investment was accounted under the cost method. The Company received net proceeds of approximately $3.5 million. A realized gain on the sale of approximately $3.0 million is included in other income (expense) for the year ended December 31, 2004.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Accrued commission	$2,384	$1,204
Accrued payroll and related expenses	3,967	2,802
Accrued warranty	868	726
Accrued sales and use tax	10,671	2,007
Other accrued expenses	2,004	1,552

Total accrued expenses	$19,894	$8,291

In December 2005, the Company identified potential state sales and use tax liabilities relating to certain of its product sales to customers outside of California. The Company estimated the gross tax liability to the states identified to be $1.2 million which is included in accrued sales and use tax as of December 31, 2005. The Company also quantified the exposure relating to interest and estimated collection exposures and, accordingly, recorded a $0.4 million charge to general and administrative expense in the fourth quarter of 2005 with an offsetting increase to other accrued expenses as of December 31, 2005. For the year ended December 31, 2006, the Company increased its estimated gross tax liability by $5.3 million to $6.5 million which was included in accrued sales and use tax. The increase in the estimated gross tax liability was a result of additional information received during the year relating to customers and their self assessment process. The Company also recorded a $0.3 million charge to general and administrative expense during the year ended December 31, 2006 with an offsetting increase to other accrued expenses as of December 31, 2006, increasing the balance included in other accrued expenses to $0.7 million. The Company believes that it will recover the sales tax from these customers, and accordingly has recorded a receivable for $6.5 million included in other current assets as of December 31, 2006. In the last quarter, the Company started billing sales tax to its customers. The current sales tax included in the accrued sales and use tax was $4.2 million as of December 31, 2006. The Company had accrued $0.9 million as of December 31, 2005 for sales tax relating to taxes in California for that period’s sales.

8. DEFERRED REVENUE AND DEFERRED COST OF GOODS SOLD

The Company accounts for its revenue under the provisions of SAB No. 104, Revenue Recognition in Financial Statements. Under the provisions of SAB 104, revenue is recorded at the later of the time of shipment when title and risk of loss passes to the customer or when customer acceptance periods expire, generally within 15 days of receipt by the customer. At December 31, 2006, the Company had deferred product revenue of $3.0 million related to shipments to customers pending acceptance. The remaining deferred revenue of $6.4 million at December 31, 2006 pertains to revenue from maintenance and extended warranty arrangements that are recognized ratably over the contract period and professional support services which had not been completed as of the balance sheet dates. Deferred product costs associated with deferred revenue were $2.5 million at December 31, 2006.

At December 31, 2005, the Company had deferred revenue and related deferred product costs of $5.3 million and $4.5 million, respectively, related to shipments to customers pending acceptance. The Company also deferred $5.4 million relating to a sale to a customer for systems shipped incomplete, at the request of the customer, as of December 31, 2005. Deferred cost of sales for the incomplete shipments was approximately $4.2 million as of December 31, 2005 and is included in current assets. The remaining deferred revenue of $2.1 million at December 31, 2005, pertains to revenue from extended warranty arrangements that are recognized ratably over the warranty period and professional support services which had not been completed as of the balance sheet dates.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. BORROWINGS UNDER LINE OF CREDIT

The Company’s previous line of credit expired in August 2006. At December 31, 2005 there were no borrowing outstanding under the line of credit and the Company was in compliance with the financial covenants. In September 2006, the Company entered into a new line of credit agreement with a different bank that provides for borrowings not to exceed $25.0 million, provided that such loan shall only be available as long as Rackable Systems maintains quarterly profitability excluding the impact of FAS 123R and acquisition related charges. The line of credit agreement matures on September 29, 2007. Borrowings under the line of credit bear interest, at the option of the Company, at prime or adjusted LIBOR plus 185 basis points. The line of credit agreement contains financial covenants that specify minimum profitability, a minimum unencumbered U.S. liquidity, and tangible net worth requirements. There were no borrowings under the line of credit at December 31, 2006. The Company was in compliance with the financial covenants at December 31, 2006.

10. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with Rackable Systems’ initial public offering of its common stock, the sole holder of Rackable Systems’ Series A redeemable preferred stock elected, pursuant to the terms thereof, to convert each share of Series A preferred stock into conversion units, each conversion unit consisting of one share of Series B redeemable preferred stock and 0.467 shares of common stock (a “Conversion Unit”), and then immediately distribute the shares of Series B preferred stock and common stock to its members. Upon the closing of Rackable Systems’ initial public offering of its common stock in June 2005, each share of Series B preferred stock was redeemed for cash. Consequently, the Company issued 9,016,000 shares of common stock and paid $24.7 million to the Series B preferred stockholders. As of December 31, 2005 and December 31, 2006, there were no outstanding shares of preferred stock.

Effective July 1, 2003, upon the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company reclassified the aggregate carrying value of Series A preferred stock at that date, totaling approximately $21.4 million, net of deferred compensation of $1.8 million associated with 800,000 shares of Series A preferred stock issued to two company executives, to long-term liabilities. There was no accretion for preferred stock dividends for the year ended December 31, 2006. The Company recorded accretion for preferred stock dividends of approximately $1.1 million and $2.4 million for the years ended December 31, 2005 and 2004, which were included as a component of interest expense in the Consolidated Statements of Operations.

11. EMBEDDED DERIVATIVES IN PREFERRED STOCK

The Series A preferred stock redemption feature that provides for settlement of the common stock portion of the Conversion Unit in cash at the option of the holder effectively provides the holder of Series A preferred stock with a call option that is considered an embedded call option derivative under SFAS 133. Consequently, the common stock portion of the Conversion Unit must be bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded call option was approximately $3.8 million, recorded as a liability at the date of issuance, reducing the recorded value of Series A preferred stock. On February 13, 2003 (second issuance date), the fair value of the embedded call option was approximately $0.4 million, recorded as a liability at the second issuance date, reducing the recorded value of the second issuance of Series A preferred stock. In accordance with the provisions of SFAS 133, the Company is required to adjust the carrying value of such embedded call option to fair value at each reporting date and recognize the change in fair value in the Statement of Operations. As a result, the Company recognized expense of approximately $4.2 million and $51.3 million for the years ended December 31, 2005 and 2004, recorded as a component of changes in fair value of embedded derivatives in preferred stock in the Statements of Operations. There were no expenses recorded for

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the year ended December 31, 2006. In February 2005, Rackable Investment LLC, the sole holder of all outstanding shares Series A preferred stock, relinquished its option to receive cash in lieu of common stock upon redemption of the Series A preferred stock held by it. As a result, because the common stock portion of the conversion unit can only be settled in common stock, the carrying amount of the embedded call option as of the date of the rescission of the right to take cash ($107.8 million) was reclassified from liabilities to additional paid-in capital.

The Series A preferred stock redemption feature that provided for redemption at the greater of (i) the face value (plus any accumulated or accrued but unpaid dividends thereon) or (ii) product of the face value multiplied by 1.25 effectively provided the holders of the Series A preferred stock with a put option that was considered an embedded derivative under SFAS 133. Consequently the embedded put option was bifurcated and accounted for separately. On December 23, 2002 (first issuance date), the fair value of the embedded put option was $0.1 million, recorded as a liability at the date of issuance, reducing the recorded value of the Series A preferred stock. On February 13, 2003 (second issuance date), the fair value of the embedded derivative was insignificant. In accordance with the provisions of SFAS 133, the Company was required to adjust the carrying value of the embedded put option to fair value at each reporting date and recognize the change in fair value in the Consolidated Statement of Operations. At December 31, 2005 and 2004, the estimated fair value of the put option in the Series A preferred stock was none and $12,000. As a result, during the year ended December 31, 2005 and 2004, the Company recognized income of approximately $12,000 and $61,000, respectively, recorded as a component of changes in fair value of embedded derivatives in preferred stock in the Consolidated Statements of Operations. At December 31, 2006, there was no Series A preferred stock outstanding.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases— The Company signed a seven-year operating lease, commencing on December 1, 2006, for an 117,500 square foot facility which serves as the Company’s manufacturing and warehouse facility in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $6.6 million over the lease term. The stated term of the lease is seven years, but the Company may extend the lease for an additional three years at the then current market rate. As part of this agreement, the Company is required to maintain a $100,000 cash deposit or an unconditional and irrevocable fully cash-collateralized letter of credit as a form of security. The cash deposit for the lease building is included in other assets in the accompanying consolidated balance sheet as of December 31, 2006.

In November 2006, the Company signed an additional operating lease for a 40,316 square foot facility which will serve as the Company’s headquarters in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $2.6 million over the lease term. The stated term of the lease is six years and ten months, commencing on March 1, 2007. The Company can extend the lease an additional 3 years at 95% of the current market rate. The Company is required to maintain a cash deposit of approximately $40,000 that is included in other assets in the accompanying consolidated balance sheets as of December 31, 2006.

The Company also leases another facility under an operating lease in Milpitas, California, which expires on June 30, 2009. According to the terms of the lease, the Company is responsible for its proportionate share of maintenance, taxes and insurance expenses.

It is the Company’s policy to record rent expense over the term of the lease on a straight-line method, including any rent holiday periods. Leasehold improvements are capitalized and amortized over the shorter of the estimated life of the improvements or the term of the lease.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under operating leases are as follows (in thousands):

Year ending December 31, 2007	$1,122
Year ending December 31, 2008	1,614
Year ending December 31, 2009	1,630
Year ending December 31, 2010	1,471
Year ending December 31, 2011	1,565
Thereafter	3,303

Total	$10,705

Total rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $0.8 million, $0.5 million and $0.4 million, respectively.

Purchase Commitments—In connection with two supplier agreements, the Company agreed to purchase certain units of inventory through 2008. As of December 31, 2006, there was a remaining commitment of approximately $0.1 million.

Indemnification Agreements—The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry- standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 31, 2006. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of December 31, 2006.

General—From time to time, the Company is party to certain other claims and legal proceedings that arise in the course of business. In September 2005, the Company sued Super Micro Computer, Inc. in the United States District Court for the Northern District of California, claiming that Super Micro infringed (directly or indirectly) two patents held by the Company. The complaint seeks monetary damages and injunctive relief. In September 2005, Super Micro Computer answered the suit, denying the allegations and claiming that the two patents held by the Company are invalid. The Company replied in October 2005, denying that Super Micro is entitled to any relief. In November 2006, Super Micro filed an amended answer and counterclaims, alleging inequitable conduct in connection with the prosecution of our U.S. Pat. No. 6,496,366 (‘366 patent). In December 2006, the Company replied, denying that inequitable conduct was committed or that Super Micro is entitled to any relief. In October 2006, the Court issued its Order Construing Claims providing certain rulings on the scope and validity of the Company’s patent claims. Thereafter, the parties entered a stipulated summary adjudication that the claims of our U.S. Pat. No. 6,850,408 and certain claims of the ‘366 patent are invalid due to indefiniteness under the Court’s Order Construing Claims, with the stipulation reserving all of the Company’s appellate rights and further providing that the stipulation shall not impact the validity of the Company’s remaining asserted claims under the ‘366 patent. Discovery in the case closed in February 2007. The case remains in pretrial motions and trial is scheduled for August 2007.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has reserved the following shares of authorized but unissued common stock as of December 31, 2006 (in thousands):

Options available for grant under stock option plans	364,013
Employee stock purchase plan	487,118
Options issued and outstanding under stock option plans	4,773,471

Total	5,624,602

14. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—Effective September 1, 2003, Rackable Systems established a 401(k) retirement plan covering substantially all employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules ($15,000 for calendar year 2006). The Company can make annual contributions to the plan at the discretion of the Board of Directors. No contributions have been made by the Company for the periods presented.

15. INCOME TAXES

The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provisions for the years ended December 31, 2006, 2005 and 2004 consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$14,831	$12,091	$3,205
State	3,162	3,110	748
Foreign	94	—	—

Total	18,087	15,201	3,953

Deferred
Federal	(8,087)	(4,671)	(839)
State	(1,085)	(622)	(120)
Foreign	(543)	—	—

Total	(9,715)	(5,293)	(959)

Income tax expense	$8,372	$9,908	$2,994

Income (loss) before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Domestic	$21,633	$18,532	$(52,396)
Foreign	(1,789)	(112)	—

Total	$19,844	$18,420	$(52,396)

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the deferred tax assets and liabilities at December 31, 2006 and 2005, were as follows (in thousands):

	December 31,
	2006	2005
Current deferred tax assets:
Inventory related	$4,485	$3,289
State franchise taxes	1,217	1,091
Accrued vacation	386	165
Accrued warranty	739	916
Deferred revenue	964	2,499
Deferred expense	(891)	(1,694)
Other	508	238

Total current deferred tax assets:	7,408	6,504
Long-term deferred tax assets:
Stock compensation	6,811	—
Purchase accounting	1,503	—

Total long-term deferred tax assets:	8,314	—

Total deferred tax assets	15,722	6,504
Long term deferred tax liabilities:
Intangible asset basis differential	—	(190)
Book basis in excess of tax basis of fixed assets	(162)	(114)
Other	(269)	—

Total long-term deferred tax liabilities	(431)	(304)

Net deferred tax asset	$15,291	$6,200

The long-term deferred tax asset is included in other assets on the balance sheet.

The following table provides a reconciliation of statutory income tax rate for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate provision (benefit)	35%	35%	(35)%
Change in fair value of embedded derivatives	—	8%	34%
Stock based compensation	2%	1%	4%
State franchise tax, net of federal tax benefit	5%	8%	1%
Preferred stock dividends recorded as interest expense	—	2%	2%

	42%	54%	6%

As of December 31, 2006, the Company has foreign net operating loss carry forwards and foreign research credit carryovers of $5.3 million and $0.4 million, respectively. Certain of the net operating loss carry forwards start to expire in 2009 if not utilized and the foreign research credit carry forwards start to expire in 2012 if not utilized.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

The Company is managed by its executive officers in Milpitas, California. The Company operates in a single reportable business segment. The Company’s chief operating decision maker is the CEO. Sales revenue from both domestic and international customers, and on a percentage basis by country (based on the address of the customer on the invoice) were as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Domestic revenue	$328,426	$209,485	$106,360
International revenue	31,950	5,500	3,383

Total revenue	$360,376	$214,985	$109,743

Revenue by country:
United States	91%	97%	97%
Ireland	5%	—	—
Republic of China	1%	2%	1%
Others	3%	1%	2%

Total	100%	100%	100%

Sales revenue for the high-density compute server and high-capacity storage system for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Compute servers	$325,537	$194,570	$102,441
Storage systems	34,839	20,415	7,302

Total revenue	$360,376	$214,985	$109,743

Revenue for the compute servers includes two product lines (Foundation Series and Scale Out Series). The storage revenue includes only one product line (Foundation Series Storage Server). Revenues by product line for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Foundation Series Compute Server	$300,202	$178,857	$102,377
Scale Out Series Compute Server	25,335	15,713	64
Foundation Series Storage Server	34,839	20,415	7,302

Total revenue	$360,376	$214,985	$109,743

Over 90% of the Company’s property, plant and equipment were located in the US for the year ended December 31, 2006 and was 100% located in the US for the year ended December 31, 2005.

17. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average common shares outstanding for the period.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted net income (loss) per share is computed giving effect to all potentially dilutive common stock, including options and common stock subject to repurchase using the treasury stock method and all convertible securities using the if-converted method to the extent dilutive. Under the treasury stock method the Company included the impact of assumed windfall tax benefits as a part of the proceeds calculation related to options outstanding prior to the adoption of FAS 123R.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year ended December 31,
	2006	2005	2004
Numerators:
Net income (loss)	$11,472	$8,512	$(55,390)

Denominators:
Weighted-average common shares outstanding	26,987,778	9,946,791	4,847,680
Unvested common shares subject to repurchase	(39,890)	—	—

Weighted-average shares—Basic	26,947,888	9,946,791	4,847,680
Dilutive effect of employee stock options	1,560,597	2,036,324	—
Dilutive effect of employee stock purchase plan	103,958	—	—
Dilutive effect of Series A convertible preferred stock (assuming conversion, using appropriate conversion ratio, to common shares)	—	6,056,902	—
Dilutive effect of unvested common shares subject to repurchase	5,866	—	—

Weighted-average shares—Diluted	28,618,309	18,040,017	4,847,680

Net income (loss) per common share—Basic	$0.43	$0.86	$(11.43)

Net income (loss) per common share—Diluted	$0.40	$0.47	$(11.43)

For the years ended December 31, 2006, 2005 and 2004, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. The weighted average number of such outstanding securities consisted of the following:

	Year ended December 31,
	2006	2005	2004
Outstanding options	1,257,796	51,058	1,809,973
Assumed issuable shares of common stock uponredemption of preferred stock	—	—	9,736,342

Total	1,257,796	51,058	11,546,315

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

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2005, the Company repurchased a total of 816,083 shares of its common stock from the three founders of Old Rackable for approximately $6.0 million in cash. Such shares had been issued to the three founders in connection with the purchase of Old Rackable in December 2002.

On December 31, 2004, the Company repurchased the warrant that was issued to Old Rackable in December 2002 by assigning a percentage interest in the warrant to each of the former stockholders of Old Rackable (of which approximately 96% was allocated to the three founders of Old Rackable who continued their employment with the Company subsequent to the acquisition) and entering into a promissory note arrangement with each of the former stockholders for an aggregate principal amount of $3.0 million. The notes bear interest at 2.48% per annum, compounded annually. Upon the Company’s initial public offering in June 2005, 50% of the outstanding principal became due and the remaining 50% of the outstanding principal plus accrued and unpaid interest was due and payable in full upon the earlier to occur of (i) the first secondary offering of the Company’s common stock or (ii) December 9, 2006, 18 months following the effective date of the initial public offering. The Company repaid approximately 50% of the outstanding principal immediately following its initial public offering, and the remaining 50% of the outstanding principal plus accrued and unpaid interest in August 2005.

Under the terms of the asset purchase agreement, the Company had the right to repurchase up to 33% of the aggregate common stock issuable to the founders of Old Rackable, including shares to be issued under warrant arrangements, subject to their continuous employment for the period of one year from the purchase transaction date. Consequently, under the provisions of EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the Company has accounted for 33% of the repurchase price for the founders’ portion of the warrant, or approximately $1.0 million, through a charge to general and administrative expense during the quarter ended December 31, 2004, with the remaining $2.0 million recorded as an addition to goodwill.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of the close of the year ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Disclosure controls and procedures are controls and procedures designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. Management did exclude in its assessment the internal controls at Terrascale Technologies Inc. which was acquired on September 6, 2006 and whose financial statements constitute 9.1% of net assets, 7.4% of the total assets, 0.02% of revenues, and 6.4% of operating expenses of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Management’s assessment is supported by testing and monitoring performed by or under the supervision of our internal accounting and finance organization.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included in this Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effectiveness of Controls

While we believe the present design of our disclosure controls and procedures and internal control over financial reporting is effective at the reasonable assurance level, future events affecting our business may cause us to modify our disclosure controls and procedures or internal control over financial reporting. The effectiveness of controls cannot be absolute because the cost to design and implement a control to identify errors or mitigate the risk of errors occurring should not outweigh the potential loss caused by the errors that would likely be detected by the control. Moreover, we believe that a control system cannot be guaranteed to be 100% effective all of the time. Accordingly, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rackable Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rackable Systems, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Terrascale Technologies Inc., which was acquired on September 6, 2006 and whose financial statements constitute 9.1% of net assets, 7.4% of the total assets, 0.02% of revenues, and 6.4% of operating expenses of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Rackable Systems Canada Acquisition ULC, Terrascale Technologies ULC and Terrascale Technologies Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning the adoption of Statement of Financial Standards No. 123(R), “Share-Based Payment,” effective January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 28, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the sections entitled “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” “Code of Ethics,” and “Corporate Governance” contained in our proxy statement for our 2007 Annual Meeting of Stockholders to be held on May 23, 2007 (the “Proxy Statement”). Provided however, that the information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Executive Officers.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” and “Proposal 1” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the section entitled “Principal Accountant Fees and Services” of the Proxy Statement.

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
Madhu Ranganathan Chief Financial Officer

Dated: February 28, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Thomas K. Barton, Madhu Ranganathan and William P. Garvey, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS K. BARTON Thomas K. Barton	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ MADHU RANGANATHAN Madhu Ranganathan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ GARY A. GRIFFITHS Gary A. Griffiths	Director	February 28, 2007

/s/ HAGI SCHWARTZ Hagi Schwartz	Director	February 28, 2007

Michael J. Maulick	Director

/s/ RONALD D. VERDOORN Ronald D. Verdoorn	Director	February 28, 2007

/s/ CHARLES BOESENBERG Charles Boesenberg	Director	February 28, 2007

/s/ MARK BARRENECHEA Mark Barrenechea	Director	February 28, 2007

EXHIBIT INDEX

Number	Description
2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant.(1)

2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto. (10)

3.1	Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(1)

4.1	Reference is made to Exhibits 3.1, and 3.2.

4.2	Form of Specimen Stock Certificate.(1)

10.1	Securities Purchase Agreement by and among the Registrant and the other purchasers set forth therein dated as of December 23, 2002, as amended through April 28, 2005.(1)

10.2	Registration Agreement, dated December 23, 2002, by and among the Registrant and certain investors and founders named therein.(1)

10.3	Amendment No. 1 to Registration Agreement, dated February 2, 2005, among the Registrant, Rackable Investment LLC and the founders named therein.(1)

10.4	Amendment No. 2 to Registration Agreement, dated May 19, 2005, among the Registrant, Rackable Investment LLC and the founders named therein.(1)

10.5	Founders Repurchase and Rights Agreement, dated December 23, 2002, by and among Registrant, GNJ, Inc. (f.k.a. Rackable Systems, Inc.), Rackable Investments LLC and the founders named therein.(1)

10.6	Amendment No. 1 to the Founders Repurchase and Rights Agreement, dated May 19, 2005, among the Registrant, Rackable Investments LLC and the founders named therein.(1)

10.7	Amendment to Registration Agreement and Founder Repurchase and Rights Agreement, dated November 16, 2005, by and among Registrant, Rackable Investment LLC, Parthenon Investors II, L.P. and the founders named therein.(3)

10.8	Form of Indemnity Agreement entered into by Registrant with each of its directors and certain executive officers.(1) (4)

10.9	2002 Stock Option Plan and form of related agreements.(1) (4)

10.10	2005 Equity Incentive Plan.(1) (4)

10.11	2005 Non-Employee Directors’ Stock Option Plan.(1) (4)

10.12	2005 Employee Stock Purchase Plan.(1) (4)

10.13	Lease Agreement, dated as of November 27, 2001, by and between the Registrant and EOP-Industrial Portfolio, L.L.C.(1)

10.14	First Amendment to Lease Agreement, dated as of April 22, 2004, by and between the Registrant and EOP-Industrial Portfolio, L.L.C.(1)

10.15	Second Amendment to Lease Agreement dated October 26, 2005, by and between Registrant and RREEF America Reit II Corp. (as successor in interest to EOP-Industrial Portfolio, L.L.C.).(3)

10.16	Employment Agreement (and Option Agreement), dated as of December 23, 2002, by and between the Registrant and Thomas K. Barton.(1) (4)

Number	Description
10.17	First Amendment to the Employment Agreement, dated as of September 1, 2005, by and between the Registrant and Thomas K. Barton.(3) (4)

10.18	First Amendment to the Option Agreements, dated September 1, 2005, by and between the Registrant and Thomas K. Barton.(3) (4)

10.19	Employment Agreement (and Option Agreement), dated as of December 23, 2002, by and between the Registrant and Todd R. Ford.(1) (4)

10.20	First Amendment to the Employment Agreement, dated as of September 1, 2005, by and between the Registrant and Todd R. Ford.(3) (4)

10.21	First Amendment to the Option Agreements, dated September 1, 2005, by and between Registrant and Todd R. Ford.(3) (4)

10.22	Employment Agreement, dated as of December 23, 2002, by and between the Registrant and Giovanni Coglitore.(1) (4)

10.23	First Amendment to the Employment Agreement, dated November 16, 2005, by and between Registrant and Giovanni Coglitore.(3) (4)

10.24	Deferred Compensation Agreement, dated as of December 23, 2002, by and between the Registrant and Thomas K. Barton.(1) (4)

10.25	Amendment to Deferred Compensation Agreement, dated as of September 30, 2004, by and between the Registrant and Thomas K. Barton.(1) (4)

10.26	Promissory Note, dated as of December 23, 2002, by Thomas K. Barton.(1) (4)

10.27	Deferred Compensation Agreement, dated as of December 23, 2002, by and between the Registrant and Todd R. Ford.(1) (4)

10.28	Amendment to Deferred Compensation Agreement, dated as of September 30, 2004, by and between the Registrant and Todd R. Ford.(1) (4)

10.29	Promissory Note, dated as of December 23, 2002, by Todd R. Ford.(1) (4)

10.30	Executive Compensation Summary.(4)

10.31	Director Compensation Arrangements.(4)

10.32	Promissory Note dated December 31, 2004, issued by the Registrant to Giovanni Coglitore.(1)

10.33	Stock Repurchase Agreement, dated February 2, 2005, between the Registrant and Giovanni Coglitore.(1)

10.34	Offer letter, dated August 18, 2004, from the Registrant to Hagi Schwartz.(1) (4)

10.35	Offer letter, dated November 4, 2004, from the Registrant to Michael Maulick.(1) (4)

10.36	Offer letter, dated November 4, 2004, from the Registrant to Gary Griffiths.(1) (4)

10.37	Offer letter, dated September 8, 2004, from the Registrant to Tom Gallivan.(1) (4)

10.38	Offer letter dated March 18, 2005, from the Registrant to Ronald D. Verdoorn.(1) (4)

10.39	Stockholders’ Voting Agreement by and among the Registrant, Rackable Investment LLC, GNJ, Inc., and the founders named therein dated December 23, 2002.(1)

10.40	2006 New Recruit Equity Incentive Plan.(4) (5)

10.41	Form of Stock Option Agreement under the 2006 New Recruit Equity Incentive Plan.(4) (5)

10.42	Offer letter dated January 25, 2006 from the Registrant to Robert Weisickle.(4) (6)

Number	Description
10.43	Offer letter dated October 28, 2005 from the Registrant to Madhu Ranganathan.(4) (7)

10.44	Offer letter dated November 29, 2004 from the Registrant to William P. Garvey.(4) (7)

10.45	2006 Management Bonus Plan. (4) (7)

10.46	Amendment to Registration Agreement, dated February 28, 2006, by and between Rackable Systems, Inc., Rackable Investment LLC, Parthenon Investors II, L.P. and the founders named therein. (8)

10.47	Net Lease Agreement dated June 26, 2006 by and among Rackable Systems, Inc. and Fremont Landing Investors, LLC. (9)

10.48	Amended and Restated 2006 New Recruit Equity Inventive Plan. (4)

10.49	Executive Change in Control Benefit Plan and Form of Participation Notices. (4) (11)

10.50	Form of Option Agreement and Grant Notices under the 2005 Equity Incentive Plan. (4) (11)

10.51	Form of Stock Bonus Award Agreement and Grant Notice under the 2005 Equity Incentive Plan. (4) (11)

10.52	Loan Agreement, dated September 29, 2006, between Rackable Systems, Inc. and HSBC Bank USA, National Association. (12)

10.53	Revolving Note, dated September 29, 2006 executed by the Company in favor of HSBC Bank USA, National Association. (12)

10.54	Form of Stock Option Agreement and Grant Notice with Outside Directors under the 2002 Stock Option Plan. (4) (13)

10.55	Form of Nonstatutory Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan. (4) (13)

10.56	Separation Letter, executed as of December 7, 2006, by and between the Registrant and Tom Gallivan. (14)

10.57	Retention Agreement, dated January 9, 2007, by and between Rackable Systems, Inc. and Giovanni Coglitore. (4) (15)

10.58	Retention Bonus Agreement, dated September 12, 2006, by and between Rackable Systems, Inc. and Giovanni Coglitore. (4) (15)

10.59	First Amendment to Retention Bonus Agreement, dated January 9, 2007, by and between Rackable Systems, Inc. and Giovanni Coglitore. (4) (15)

10.60	Offer Letter, dated August 21, 2006, by and between the Registrant and Charles Boesenberg. (4)

10.61	Offer Letter, dated November 7, 2006, by and between the Registrant and Mark Barrenechea. (4)

10.62	Change in Control Severance Benefit Plan (4) (16)

10.63	Lease, dated November 1, 2006, between Renco Bayside Investors and the Registrant. (17)

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (Included on the signature page hereto).

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).**

(1)	Filed as the like-described exhibit to Rackable Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-122576), as filed with the Securities and Exchange Commission on February 4, 2005, as amended and incorporated herein by reference.
(2)	Filed as the like-described exhibit to Rackable Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 12, 2005 and incorporated herein by reference.
(3)	Filed as the like-described exhibit to Rackable Systems, Inc.’s Registration Statement on Form S-1 (file No. 333-129573), as filed with the Securities and Exchange Commission on November 9, 2005, as amended and incorporated herein by reference.
(4)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.
(5)	Filed as the like-described exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 30, 2006, and incorporated herein by reference.
(6)	Filed as the like-described exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2006, and incorporated herein by reference.
(7)	Filed as the like-described exhibit to Rackable Systems, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 22, 2006, and incorporated herein by reference.
(8)	Filed as Exhibit 10.8 to Amendment No. 1 to Rackable Systems, Inc.’s Registration Statement on Form S-1 (No. 333-131977), filed with the Securities and Exchange Commission on February 22, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 10.62 in Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2006 and incorporated herein by reference.
(10)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006 and incorporated herein by reference.
(11)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 5, 2006, and incorporated herein by reference.
(12)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 4, 2006, and incorporated herein by reference.
(13)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Quarterly Report on Form 10-K, as filed with the Securities and Exchange Commission on November 14, 2006, and incorporated herein by reference.
(14)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 11, 2006, and incorporated herein by reference.
(15)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2007, and incorporated herein by reference.
(16)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 6, 2006, and incorporated herein by reference.
(17)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference.
**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.