Form 10-Q
period 2007-03-31
Rackable Systems, Inc.
filed 2007-05-10
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-51333

RACKABLE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	32-0047154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46600 Landing Parkway

Fremont, California 94538

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

As of May 4, 2007, there were 28,622,436 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2007	December 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,652	$30,446
Short-term investments	117,451	130,025
Accounts receivable, net (includes balances from a related party, See Note 11)	69,143	104,070
Inventories, net	68,862	68,137
Deferred income taxes	7,408	7,408
Deferred cost of sales	345	2,375
Prepaids and other current assets	15,433	12,934

Total current assets	331,294	355,395
PROPERTY AND EQUIPMENT—Net	6,870	5,372
INTANGIBLE ASSETS—Net	13,275	14,007
GOODWILL	23,021	22,871
OTHER ASSETS	15,564	9,125

TOTAL	$390,024	$406,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,299	$61,102
Accrued expenses	17,304	19,894
Income taxes payable	557	247
Deferred revenue	3,994	5,972

Total current liabilities	70,154	87,215
DEFERRED INCOME TAXES	701	431
DEFERRED RENT	217	23
DEFERRED REVENUE	3,167	3,412
OTHER LONG-TERM LIABILITIES	253	—

Total liabilities	74,492	91,081

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 120,000,000 shares authorized; 28,596,263 and 28,230,785 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	28	28
Additional paid-in capital	420,800	411,118
Accumulated other comprehensive loss	(71)	(3)
Accumulated deficit	(105,225)	(95,454)

Total stockholders’ equity	315,532	315,689

TOTAL	$390,024	$406,770

See notes to condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
REVENUE (includes revenue from a related party, See Note 11)	$72,023	$84,392
COST OF REVENUE	62,999	64,898

GROSS PROFIT	9,024	19,494

OPERATING EXPENSES:
Research and development	6,836	1,798
Sales and marketing	8,722	4,848
General and administrative	11,340	3,530

Total operating expenses	26,898	10,176

INCOME (LOSS) FROM OPERATIONS	(17,874)	9,318

OTHER INCOME (EXPENSE)—Net:
Interest income	1,853	664
Interest expense	(3)	—
Other income (expense)—net	(47)	244

Total other income (expense)—net	1,803	908

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(16,071)	10,226
INCOME TAX (PROVISION) BENEFIT	5,914	(4,254)

NET INCOME (LOSS)	$(10,157)	$5,972

NET INCOME (LOSS) PER SHARE
Basic	$(0.36)	$0.25

Diluted	$(0.36)	$0.23

SHARES USED IN NET INCOME (LOSS) PER SHARE
Basic	28,220,970	24,274,396

Diluted	28,220,970	26,234,692

See notes to condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,157)	$5,972
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,298	607
Provision for doubtful accounts receivable, net of writeoffs	145	20
Deferred income taxes	(6,198)	(910)
Stock-based compensation	7,888	2,757
Changes in operating assets and liabilities:
Accounts receivable	34,782	1,386
Inventories	(391)	(19,385)
Prepaids and other assets	(2,572)	(4,323)
Accounts payable	(12,803)	21,661
Accrued expenses	(2,396)	(755)
Income taxes payable	949	(3,179)
Deferred cost of sales	2,043	7,925
Deferred revenue	(2,223)	(8,638)

Net cash provided by operating activities	10,365	3,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(124,331)	(62,961)
Proceeds from sales and maturities of marketable securities	136,848	16,548
Cash paid in Terrascale acquisition, net of cash acquired	(150)	—
Purchases of property and equipment	(2,028)	(1,131)
Expenditures for intangibles	(36)	(51)

Net cash provided by (used in) investing activities	10,303	(47,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchased restricted stock	(51)	—
Excess tax benefit of stock options exercised	(430)	11,375
Proceeds from issuance of common stock upon ESPP purchase	1,065	829
Proceeds from issuance of common stock upon exercise of stock options	966	1,427
Proceeds from issuance of common stock upon follow on offering—net of issuance costs	—	138,471

Net cash provided by financing activities	1,550	152,102

Effect of exchange rate changes on cash and cash equivalents	(12)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,206	107,645

CASH AND CASH EQUIVALENTS—Beginning of period	30,446	29,099

CASH AND CASH EQUIVALENTS—End of period	$52,652	$136,744

NON CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on investments	$(57)	$(6)

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$510	$2,860

See notes to condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS

Rackable Systems, Inc. (“Rackable Systems” or the “Company”) was incorporated in the state of Delaware in December 2002 in connection with the acquisition of substantially all the assets and liabilities of Rackable Systems’ predecessor company referred to herein as Old Rackable. It has subsidiaries in Canada, Hong Kong and Ireland. The Company recently moved its headquarters from Milpitas, California to Fremont, California. The principal business of Rackable Systems is the design, manufacture and implementation of highly scalable compute servers and high-capacity storage systems, which are sold to customers such as large internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas, biotechnology and pharmaceuticals.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with the generally accepted accounting principles in the United States of America have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 30, 2006, which are included in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows for the periods indicated.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, accrued warranty, reserves for uncertain tax positions and estimated fair values of stock options) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

The Company uses a 52 week calendar fiscal year, with each fiscal quarter consisting of 13 weeks. If the last day of the calendar quarter does not end on a Saturday, Rackable Systems’ fiscal quarter ends on the first Saturday following the last day of the calendar quarter. The latest fiscal year ended on December 30, 2006. The first fiscal quarter of fiscal 2006 ended on April 1, 2006 and the first quarter of fiscal 2007 ended on March 31, 2007.

The Company’s critical accounting policies, significant judgments and estimates are discussed in its Annual Report on Form 10K for its fiscal year ended December 30, 2006. Except for the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, there have been no significant changes. See Note 6.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective beginning July 1, 2008. The Company is evaluating the potential impact of the adoption of SFAS 157 on the Company’s financial position, cash flows or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

3. EARNINGS PER SHARE

In accordance with SFAS No.128, Earnings Per Share, basic net income (loss) per common share has been computed by using the weighted average number of shares of common stock outstanding during the period, less the shares subject to repurchase. The following table reconciles the number of shares used in the basic and diluted net income (loss) per share computation for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2007	April 1, 2006
Numerators:
Net income (loss)	$(10,157)	$5,972

Denominators:
Weighted-average common shares outstanding	28,444	24,274
Unvested common shares subject to repurchase	(223)	—

Weighted-average shares— Basic	28,221	24,274
Dilutive effect of employee stock options	—	1,961
Dilutive effect of employee stock purchase plan	—	—
Dilutive effect of unvested restricted stock	—	—

Weighted-average shares— Diluted	28,221	26,235

Net income (loss) per common share—Basic	$(0.36)	$0.25

Net income (loss) per common share—Diluted	$(0.36)	$0.23

Common equivalent shares issuable upon exercise of all options, employee stock purchase plan and unvested restricted stock have not been included in the calculation of diluted loss per share because they would have been anti-dilutive for the three months ended March 31, 2007.

4. SHORT TERM INVESTMENTS

Short term investments consist of investments in marketable debt securities, primarily U.S. Agency Notes, Municipal Bonds and Commercial Papers. At March 31, 2007 and December 30, 2006, all of Rackable Systems’ marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive loss.

5. BALANCE SHEET COMPONENTS

Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Accounts receivable	$69,616	$104,398
Allowance for doubtful accounts	(473)	(328)

Total accounts receivable, net	$69,143	$104,070

Inventories

Inventories consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Finished goods	$4,251	$4,129
Evaluation units, net	1,527	1,758
Work in process	11,712	10,894
Raw materials	51,372	51,356

Total inventories	$68,862	$68,137

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Leasehold improvements	$1,473	$643
Manufacturing equipment	1,404	1,711
Furniture and fixtures	387	376
Computer equipment	5,407	4,229
Construction in progress	1,027	711
Vehicles	118	118

	9,816	7,788
Less accumulated depreciation and amortization	(2,946)	(2,416)

Property and equipment, net	$6,870	$5,372

Depreciation and amortization of property and equipment totaled $530,000 and $229,000 for the three months ended March 31, 2007 and April 1, 2006, respectively.

Intangible Assets, net

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s intangible assets (in thousands):

	Useful Life (years)	December 30, 2006	Additions	Amortization	March 31, 2007
Rackable Systems
Patents	5	$1,180	$36	$(251)	$965
Customer list	5	543	—	(139)	404
Other intangibles	3	16	—	(2)	14

		1,739	36	(392)	1,383

Terrascale Acquisition
Existing technology	7	7,894	—	(296)	7,598
Customer relationships	4	584	—	(39)	545
Maintenance contracts	6	33	—	(1)	32
Non-compete agreements	2	270	—	(40)	230

		8,781	—	(376)	8,405

Tradename - not amortizable		3,487	—	—	3,487

Total		$14,007	$36	$(768)	$13,275

In the three months ended March 31, 2007 and April 1, 2006, amortization of intangible assets was approximately $768,000 and $378,000, respectively. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that the annual amortization of acquired intangible assets will be as follows (in thousands):

Total
2007 (remainder)	$2,290
2008	1,551
2009	1,404
2010	1,339
2011 and beyond	3,204

Total amortization	$9,788

Goodwill

Goodwill consists of the excess cost related to the acquisition of Rackable Systems, in December 2002 and Terrascale, in September 2006 as follows (in thousands):

	Rackable	Terrascale	Total
Balance as of December 30, 2006	$2,820	$20,051	$22,871
Adjustments to goodwill	—	150	150

Balance as of March 31, 2007	$2,820	$20,201	$23,021

The Company completed its annual test of impairment in December 2006 and concluded its goodwill asset had not been impaired. In the three months ended March 31, 2007, the Company recorded an adjustment to goodwill related to the cost of the Terrascale acquisition totaling $150,000.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Accrued commission	$1,746	$2,384
Accrued payroll and related expenses	2,720	3,967
Accrued warranty	888	868
Accrued sales and use tax	10,061	11,367
Other accrued expenses	1,889	1,308

Total accrued expenses	$17,304	$19,894

In December 2005, the Company identified potential state sales and use tax liabilities relating to prior year product sales to its customers outside of California. At December 30, 2006, the Company estimated the gross tax liability to the states was $7.2 million which is shown above in accrued sales and use tax. Also included in accrued sales and use tax as of December 30, 2006 is $4.2 million related to current sales and use tax payable. The Company also quantified the exposure relating to interest and estimated collection exposures and, accordingly, recorded a $0.7 million charge to general and administrative expense in the fiscal years ended December 30, 2006 and December 31, 2005. For the three months ended March 31, 2007, the $7.2 million estimated gross tax liability was decreased by payments of $5.0 million, and increased by $0.8 million related to additional accruals, to $3.0 million. The increase in the estimated gross tax liability was a result of additional information received during the quarter relating to customers and their self assessment process. Accrued sales and use tax of $10.1 million includes current sales and use tax payable of $5.7 million in addition to the $3.0 million liability discussed above and accruals of $0.6 million and $0.8 million of sales and use tax related to a California and Washington sales and use tax, respectively. The Company also recorded a $1.9 million charge to general and administrative expense in the first quarter of 2007 for additional accruals it deemed necessary related to the prior year sales and use tax liabilities, California sales and tax audit and exposures identified for Washington sales and use tax. The Company believes that it will recover certain sales tax from its customers, and accordingly has recorded a receivable for $6.2 million which is included in other current assets as of March 31, 2007.

Other accrued expenses includes loss accruals for two items. In February 2007, the Company accepted an order from a customer that resulted in a negative gross margin. As of March 31, 2007, a portion of the order had not been shipped and had not been recognized in revenue and therefore the Company recorded approximately $120,000 loss accrual and charged the loss to cost of revenue. In August of 2006, the Company entered into an agreement with a new customer with unique performance requirements and needs which ultimately it was determined could not be met with the Company’s proposed solution. In March 2007, the Company and the customer agreed to a settlement that required a payment of $600,000 to the customer which is included in general and administrative expense. In addition, the recoverable value of the equipment associated with the transaction was approximately $650,000 less than the carrying value of the inventory. The Company has reserved the inventory and charged sales and marketing expense for $650,000.

Accumulated Other Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

Accumulated Other Comprehensive Loss
Balance as of December 30, 2006	$(3)
Change in unrealized loss on investments	(57)
Change in cummulative translation adjustment	(11)

Balance as of March 31, 2007	$(71)

6. INCOME TAXES

The Company recorded a tax benefit for the three months ended March 31, 2007 based on a projected 36.8% annual effective tax rate. The effective tax rate of 36.8% used to record the tax benefit differed from the combined federal and net state statutory income tax rate for the three months ended March 31, 2007 due primarily to certain stock compensation expenses for which tax benefits and related deferred tax assets can not be recorded in accordance with SFAS 123R. The Company’s effective tax rate of 41.6% for the comparable three months ended April 1, 2006 approximated the combined federal and net state statutory income tax rate.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of adoption, the Company recorded an increase to retained earnings of approximately $386,000. As of the date of adoption and after the impact of recognizing the decrease in the liability noted above, the Company’s unrecognized tax benefits totaled approximately $192,000 and would affect the Company’s effective tax rate if recognized. The Company recognizes accrued interest related to unrecognized tax benefits and penalties, if incurred, as components of income tax expense. Accrued interest as of date of adoption of FIN 48 was $101,000 ($61,000 net of related tax benefit). The unrecognized tax benefits and related accrued interest (net of related tax benefit) have been recorded in the balance sheet as of March 31, 2007 as “Other Long-Term Liabilities.”

The Company is currently under audit by the Internal Revenue Service for the 2004 tax year. It is likely that the examination will conclude in 2007, and it is reasonably possible a reduction in the unrecognized benefits may occur; however, quantification of an estimated range cannot be made at this time. The Company’s Canadian subsidiary was also recently notified that it will be subject to audit by the Quebec tax authorities for the 2003 to 2005 pre-acquisition tax years. There is no unrecognized tax benefits associated with Canadian federal or provincial income taxes. While the Company does not anticipate tax assessments will be sustained as a result of the audit, in the event of an assessment, any additional income tax liability would be recorded as an increase to goodwill instead of tax expense in accordance with the FASB’s Emerging Issues Task Force (‘EITF”) Issue No. 93-7 Uncertainties Related to Income Taxes in a Purchase Business Combination.

7. ACQUISITION

In September 2006, the Company completed its acquisition of Terrascale Technologies, Inc. (“Terrascale”). The purchase price was $39.4 million, which included $1.5 million related to a loan made to Terrascale prior to closing. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), and accordingly the Company’s consolidated financial statements from September 8, 2006 include the impact of the acquisition. The purchase price included $7.8 million of contingent consideration which vests based upon continued employment and will be paid out to continuing employees over the third through eighth quarters following the closing of the acquisition. Terrascale stock options were exchanged in the acquisition and became options to purchase 30,419 shares of Rackable Systems common stock at an exercise price of $5.86 per share which have a fair value of $647,000.

The total adjusted purchase price of $33.3 million (the total purchase price of $39.4 million plus $2.0 million of acquisition related expenses less $7.8 million of contingent consideration and approximately $317,000 related to the fair value of unvested and unearned stock options, discussed above) was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The valuation of the identifiable intangible assets acquired was prepared based on management’s estimates and assumptions. The following table summarizes the allocation of the total adjusted purchase price, as of the date of the acquisition (in thousands):

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

Development projects that had not reached technological feasibility, and had no future alternative uses were classified as in-process research and development (“IPRD”). The $2.8 million value allocated to projects that were identified as IPRD were charged to expense in the third quarter of 2006. The Company’s IPRD relates to developing a new version of the current software platform. The value assigned to IPRD was primarily determined utilizing the income approach which presumes that the value of an asset can be estimated by the net economic benefit (i.e. cash flows) to be received over the life of the asset, discounted to present value utilizing a discount rate of 21%. The estimated cost to complete the IPRD projects was approximately $900,000. All projects are expected to be completed during 2007.

The following unaudited pro forma consolidated financial data represents the combined results of operations as if Terrascale’s business had been combined with the Company at the beginning of the three months ended April 1, 2006. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives (in thousands, except per share amounts):

Three Months Ended April 1, 2006
Revenue	$84,825
Operating income	$8,350
Net income	$5,473
Basic income per share	$0.23
Diluted income per share	$0.21

The unaudited pro forma results of operations are presented for illustrative purposes only. They are not intended to represent what the Company’s results of operations would have been if the acquisition had occurred at that date or to project the Company’s results of operations for any future period.

The acquisition agreement also provided an option to acquire the rights to Distributed Parity Engine (“DPE”) technology for approximately $9.0 million. The option expired on March 6, 2007. On April 3, 2007, the Company and the former shareholders of Terrascale signed an agreement to sell the DPE technology to the Company for $9.0 million. See Note 12.

8. STOCK-BASED COMPENSATION

Stock-Based Benefit Plans

In January 2005 and April 2005, respectively, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Non-Employee Directors’ Stock Option Plan and 2005 Employee Stock Purchase Plan (the “2005 ESPP”). The aggregate number of shares of common stock authorized for grant under each plan is 4,397,281, 104,831 and 678,270 shares, respectively. The 2005 Plan is the successor plan to the 2002 Plan. Each plan became effective on June 9, 2005 and each plan contains a provision that automatically increases the number of shares of common stock reserved for issuance on January 1 each year. During the three months ended March 31, 2007, the number of shares authorized for issuance under each Plan was increased by 1,129,231, 38,164 and 282,307, respectively.

Rackable Systems adopted the 2006 New Recruit Equity Incentive Plan (the “2006 Plan”) in January 2006 which allows the Company to grant nonstatutory stock awards for up to 1,000,000 shares of common stock. The 2006 Plan provides for the grant of the following stock awards: (i) nonstatutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards, and (vi) other stock awards. The exercise price of each nonstatutory stock option shall be not less than one hundred percent (100%) of the fair market value of the common stock subject to the option on the date the option is granted. Stock awards expire ten years from the date of grant, or such shorter period specified in the option agreement. The options generally vest at a rate of 25% per year over four years from the date the option is granted. The total shares of common stock reserved for the 2006 Plan was increased by 500,000 shares in January 2007. Terrascale options were converted into options to purchase 30,419 shares of Rackable common stock at $5.86 per share and were issued from the 2006 Plan.

The Company issues new shares of its common stock upon exercise of stock options, issuance of restricted stock awards and issuance of shares purchased under its 2005 ESPP.

Determining Fair Value

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2007 and April 1, 2006:

	Three Months Ended
	March 31, 2007	April 1, 2006
Option Plan Shares
Expected term (in years)	5.5	5.6
Volatility	62%	56%
Expected dividend	—	—
Risk-free interest rate	4.7%	4.7%
Estimated annual forfeitures	10.5%	8.3%
Weighted-average fair value	$12.41	$19.65

ESPP Shares
Expected term (in years)	1.25	0.5 - 1.0
Volatility	54%	49%
Expected dividend	—	—
Risk-free interest rate	5.0%	4.7%
Weighted-average fair value	$7.00	$14.25

The computation of expected life for the three months ended March 31, 2007 is based on an analysis of the relevant industry sector post-vest termination rates and the exercise factors. The expected volatility is based on a combination of the implied and historical volatility for both the Company and its peer group. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities. The estimated forfeiture rate was based on an analysis of the relevant industry sector pre-vest termination rate, as the Company believes that its historical forfeiture rates are not representative of future expectations, given that a substantial portion of the Company’s stock options were granted subsequent to its initial public offering in June 2005.

Stock Compensation Expense

Stock Compensation Expense—The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations for the three month ended March 31, 2007 and April 1, 2006 (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Cost of revenue	$669	$706
Research and development	1,936	511
Selling and marketing	2,014	854
General and administrative	3,269	686

Total	$7,888	$2,757

As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options and Restricted Stock Awards Activity

A summary of stock option activity for the three months ended March 31, 2007 is as follows:

		Stock Options Outstanding
	Shares Available for Future Grants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at December 30, 2006	364,013	4,773,471	$20.79
Additional shares authorized for grant	1,667,395	—	$—
Options granted	(1,230,000)	1,230,000	$21.27
Restricted stock awards granted	(160,000)	—	$—
Restricted stock awards traded	3,041	—	$—
Options exercised	—	(146,427)	$6.82	n/a
Options cancelled	657,063	(657,063)	$26.81	n/a

Balance at March 31, 2007	1,301,512	5,199,981	$20.53	8.67

Vested and expected to vest at March 31, 2007		4,568,030	$20.11	8.67

Exercisable at March 31, 2007		993,856	$13.30	7.42

The total intrinsic value of options outstanding at March 31, 2007 was $17.3 million. The total intrinsic value of options vested and expected to vest at March 31, 2007 was $16.5 million.

The following table summarized the Company’s restricted stock activity for the three months ended March 31, 2007:

	Restricted Stock Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2006	120,000	$27.36
Awarded	160,000	21.69
Released	(7,495)	27.36
Forfeited	(14,063)	27.36

Outstanding at March 31, 2007	258,442	$23.85

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $12.41 per share. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $1.8 million.

At March 31, 2007, there was $38.9 million of total unrecognized compensation cost related to nonvested stock options and awards. That cost is expected to be recognized over a weighted average period of 1.53 years.

At March 31, 2007, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP but not yet recognized was approximately $958,000. This cost will be amortized on a straight-line basis over periods of up to two years.

The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP during the three months ended March 31, 2007.

Purchase date	February 14, 2007
Shares issued	91,155

Weighted-average purchase price per share	$11.68

9. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single reportable segment. Revenue from both domestic and international customers, and on a percentage basis by country (based on the address of the customer on the invoice) were as follows (in thousands, except percentage amounts):

	Three Months Ended
	March 31, 2007	April 1, 2006
Domestic revenue	$71,527	$67,702
International revenue	496	16,690

Total revenue	$72,023	$84,392

Revenue by country:
United States	99%	80%
Ireland	—	18%
Others	1%	2%

Total	100%	100%

Sales revenue for the high-density compute server and high-capacity storage system, including RapidScale products, for the three months ended March 31, 2007 and April 1, 2006 (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Compute servers	$63,326	$78,794
Storage systems	8,697	5,598

Total revenue	$72,023	$84,392

Sales revenue from customers representing 10% or more of total revenue was as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Customer A	15%	31%
Customer B	30%	30%
Customer C	17%	19%

Accounts receivable from three customers accounted for 35%, 21% and 14% of total accounts receivable at March 31, 2007 and accounts receivable from three customers accounted for 42%, 20% and 5% of total accounts receivable at December 30, 2006.

Over 90% of the Company’s property and standard equipment are located in the United States at March 31, 2007 and December 30, 2006.

10. COMMITMENTS AND CONTINGENCIES

Product Warranty—Rackable Systems’ warranty period for its products is generally one to three years. Rackable Systems accrues for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon Rackable Systems’ historical experience and is included in accrued expenses and cost of revenue. The amounts charged and accrued against the warranty reserve for three months ended March 31, 2007 and April 1, 2006, respectively were as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Balance—beginning of period	$868	$726
Current period accrual	712	372
Warranty expenditures charged to accrual	(692)	(218)

Balance—end of period	$888	$880

Lease Commitment—The Company has leases for its office, manufacturing and warehousing facilities. The total future minimum lease payments amount to $10.5 million over the lease term.

Line of Credit—The Company has line of credit agreement with a bank that provides for borrowings not to exceed $25.0 million and expires on September 29, 2007. The line of credit agreement contains: financial covenants that specify minimum quarterly profitability, excluding FAS 123R expense and acquisition related charges; a minimum unencumbered U.S. liquidity; and tangible net worth requirements. Borrowings under the line of credit bear interest, at the option of the Company, at prime or adjusted LIBOR plus 185 basis points. There were no borrowings under the line of credit at March 31, 2007. At March 31, 2007, the Company was not in compliance with the minimum quarterly profitability covenant. The Bank provided a waiver of the covenant on May 8, 2007.

Indemnification Agreements—The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of March 31, 2007. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of March 31, 2007.

General—From time to time, the Company is party to certain other claims and legal proceedings that arise in the course of business. There are no such matters at March 31, 2007 which, in the opinion of management, will have a material adverse effect on the Company’s financial position or results of operations. See Note 12.

11. RELATED PARTY TRANSACTIONS

Gary A. Griffiths, a member of the Company’s Board of Directors since November 2004, is also President, Products for WebEx Communications, Inc, (“WebEx”) a provider of web-based conferencing solutions. WebEx is a customer of and a supplier to the Company. Revenue from WebEx in the three months ended March 31, 2007 was $53,504 and $1,178,870 in the three months ended April 1, 2006. At March 31, 2007, $53,090 was outstanding and included in accounts receivable and at December 30, 2006, $10,742 was outstanding and included in accounts receivable.

12. SUBSEQUENT EVENTS

On April 4, 2007, the Company and the former shareholders of Terrascale executed an agreement for the Company’s purchase of all of the rights of the DPE patent application and intellectual property rights. Originally, the Company had an option to retain the rights to the DPE technology for a payment of $9.0 million to the former shareholders. The option expired on March 6, 2007. The Company and the former shareholders subsequently agreed to transfer the rights to the DPE technology to the Company for $9.0 million.

In September 2005, the Company filed a suit against Super Micro Computer, Inc. (“Super Micro”), in the United States District Court for the Northern District of California, claiming that Super Micro infringed two patents held by the Company. On May 1, 2007, the Company entered into a confidential settlement agreement with Super Micro and the case was dismissed on May 3, 2007.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, especially under the caption “Risks Related to Our Business and Industry” in this Item 2 of Form 10-Q. Generally, the words “anticipate,” “expect,” “intend,” “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-Q are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 30, 2006, contained the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

Company Overview

We develop, market and sell server and storage systems purpose-built for large-scale data center deployments. Recently, enterprises have begun to deploy large-scale computing and storage farms by aggregating large numbers of relatively inexpensive, open-standard modular computing and storage systems. These systems typically run low-cost operating systems such as Linux and Windows and, we believe, enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide enterprises with greater flexibility and scalability.

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. Our compute servers use our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. We also offer full depth compute servers to our customers. Sales of our compute servers in the three months ended March 31, 2007 and April 1, 2006 accounted for 88% and 93% of our total revenue, respectively. We also offer low-cost, high-capacity storage systems, which leverage many of our core server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. Our storage servers represented approximately 12% and 7% of our total revenue for the three months ended March 31, 2007 and April 1, 2006, respectively. We market our systems primarily through our direct sales force predominantly to enterprises within the United States. In the three months ended March 31, 2007 and April 1, 2006, international sales were 1% and 20% of our sales, respectively. Our international sales were unusually high as a percent of our total sales in the three months ended April 1, 2006 because of a significant sale in Europe to one of our top three customers. We are still in the early stages of developing an international sales and operational presence, focusing initially on Europe and China. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens or hundreds of terabytes of storage per year. To date, we have sold our products to over 300 customers. We have concentrated our marketing efforts on leading internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, media, financial services, oil and gas exploration, biotechnology and pharmaceuticals.

In June 2005, we completed our initial public offering. Aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and issuance costs, were approximately $67.4 million. We used $27.7 million of the offering proceeds to redeem all of our outstanding shares of preferred stock and to repay the promissory notes and accrued interest of approximately $3.0 million previously issued to our founders. In addition, we used $14.1 million of the offering proceeds to repay our line of credit. In December 2005, we completed a follow-on public offering, and aggregate net proceeds to us from that offering, after deducting underwriting discounts and commissions, and issuance costs, were approximately $46.2 million. In March 2006, we completed a second follow-on public offering. Aggregate net proceeds from the offering, after deducting underwriting discounts and commissions and issuance costs, were approximately $138.5 million.

Terrascale Acquisition

On September 8, 2006, we completed our acquisition of Terrascale. Terrascale is a provider of a clustered file system solution enabling high performance input/output connectivity between servers and commodity-based storage subsystems. The total purchase consideration is $39.4 million including $7.8 million which will be accounted for as compensation expense.

Fiscal Periods

If the last day of the calendar quarter does not end on a Saturday, our fiscal quarter ends on the first Saturday following the last day of the calendar quarter. The first quarter of our 2006 fiscal year ended on April 1, 2006. The first quarter of our 2007 fiscal year ends on March 31, 2007. The last quarter of our 2006 fiscal year ended on December 30, 2006.

Critical Accounting Policies, Significant Judgments and Estimates

Our critical accounting policies, significant judgments and estimates are discussed in our Annual Report on Form 10K for our fiscal year ended December 30, 2006. Except for the adoption of the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, there have been no significant changes. See Note 6 of the condensed consolidated financial statements.

Results of Operations

The following table sets forth our financial results, as a percentage of revenue, for the three months ended March 31, 2007 and April 1, 2006.

	Three Months Ended
	March 31, 2007	April 1, 2007
Revenue	100.0%	100.0%
Cost of revenue	87.5	76.9

Gross margin	12.5	23.1

Operating expenses:
Research and development	9.5	2.1
Sales and marketing	12.1	5.8
General and administrative	15.7	4.2

Total operating expenses	37.3	12.1

Income (loss) from operations	(24.8)	11.0
Other income (expense):
Interest income	2.6	0.8
Interest expense	—	—
Other income (expense), net	(0.1)	0.3

Total other income (expense), net	2.5	1.1

Income (loss) before income tax provision	(22.3)	12.1
Income tax (provision) benefit	8.2	(5.0)

Net income (loss)	(14.1)%	7.1%

Comparison of the three months ended March 31, 2007 and April 1, 2006

Revenue.

	Three months ended		Change
	March 31, 2007	April 1, 2006	$	%
	(in thousands, except percentages)
Revenue	$72,023	$84,392	$(12,369)	-15%

The decline in revenue for the three months ended March 31, 2007 was due to lower sales to our top three customers. In the three months ended March 31, 2007, revenue from our top three customers was approximately $44.6 million, or 62% of revenue as compared to $66.4 million, or 79% of revenue, in the three months ended April 1, 2006. The number of units sold in the three months ended March 31, 2007 also declined to approximately 19,760 units as compared to 22,510 units in the same period in 2006. Increased competitive pressure, particularly in our top three accounts, resulted in the average selling price per unit decreasing by 2.8% in the three months ended March 31, 2007 as compared to average selling price per unit in the three months ended April 1, 2006. The decreased concentration of revenue from the top three customers helped ameliorate the decrease in the average selling price per unit since it is in the top three customers we are facing the greatest competition. We expect the price competition to continue in our top three accounts and the change in average selling price per unit will largely be dependent upon the relative mix of revenue from our top three accounts to total revenue.

Cost of revenue and gross profit.

	Three months ended		Change
	March 31, 2007	April 1, 2006	$	%
	(in thousands, except percentages)
Cost of revenue	$62,999	$64,898	$(1,899)	-3%
Gross profit	$9,024	$19,494	$(10,470)	-54%
Gross margin	12.5%	23.1%	n/a	(45.9)%

Gross profit decreased approximately $7.6 million due to the decrease in revenue and approximately $2.9 million as a result of a lower gross margin in the three months ended March 31, 2007 as compared to the three months ended April 1, 2006. The decrease in gross margin for the three months ended March 31, 2007 as compared to the same period in 2006 was primarily attributable to:

•	significantly lower margins from revenue from our top three customers as a result of aggressive pricing from our competitors;

•	less absorption of manufacturing overhead expense due to lower production activity during the quarter;

•	increased overhead expense due to a headcount increase of 37 and increased stock based compensation expense; and

•	higher write downs of inventory related to finished goods that we dismantled and returned to stock.

We expect to see continued aggressive pricing from our competitors, particularly at our three largest customers. This will likely negatively impact our gross margin in future periods. We have significant quantities of memory and certain other components in our inventory. If we experience a general decrease in order activity or a large customer changes its technology platform, we may be required to write down that inventory, which would negatively impact our gross margin. In addition, gross profit and gross margin will be impacted by changes in levels of sales because our fixed and semi-variable costs do not vary directly with fluctuations in sales.

Operating expenses.

	Three months ended		Change
	March 31, 2007	April 1, 2006	$	%
	(in thousands, except percentages)
Operating Expenses:
Research and development	$6,836	$1,798	$5,038	280%
Sales and marketing	$8,722	$4,848	$3,874	80%
General and administrative	$11,340	$3,530	$7,810	221%

Research and development expense. For the three months ended March 31, 2007, payroll, severance, bonuses and related fringe benefits accounted for approximately $945,000 of the increase in research and development expense as compared to the three months ended April 1, 2006. The increase was due to the addition of engineering personnel from the Terrascale acquisition, which together with other increases in engineering staff added 24 people in total. In addition, in connection with the acquisition of Terrascale we are required to pay additional amounts if certain Terrascale employees remain in our employment and, as a result, those employees earned $1.3 million for continuous employment. Further, we incurred $375,000 of amortization expense of certain intangible assets acquired in the Terrascale acquisition. In the three months ended April 1, 2006, we had no such expense. Materials, small tools and equipment and professional service expense increased $675,000 due to an increase in ongoing engineering activities. In addition, charges due to stock-based compensation were $1.4 million higher for the three months ended March 31, 2007 as compared to the three months ended April 1, 2006 due to increased headcount and the Terrascale acquisition. We expect to continue to increase spending in research and development expenses to foster innovations.

Sales and marketing expense. For the three months ended March 31, 2007, payroll, severance, bonuses and related fringe benefits accounted for approximately $1.1 million of the increase in sales and marketing expenses as compared to the three months ended April 1, 2006, resulting primarily from an increase in headcount of 25 people to support increased sales and marketing activities. Write downs of evaluation inventory increased $930,000 in the three months ended March 31, 2007 as compared to the same period in 2006. The charge included $650,000 related to a customer dispute. Increased selling and marketing activities, travel, advertising and trade show expense cumulatively increased $540,000 to increase product awareness. In addition, charges due to stock-based compensation were $2.0 million for the three months ended March 31, 2007 compared to $855,000 for the three months ended April 1, 2006. We expect that sales and marketing expenses will continue to increase in absolute dollars as we increase our efforts to build our customer base and increase market awareness of our new RapidScale and Concentro products.

General and administrative expense. Payroll, bonuses, related fringe benefits and other employee related expenses accounted for $425,000 of the increase in general and administrative expense for the three months ended March 31, 2007 compared to the three months ended April 1, 2006, and was primarily due to an increase in headcount of 16 people to support our growth and additional public company competencies. On-going implementation of a new ERP System, audit and tax services, general insurance and professional services expenses increased $908,000. Legal expense increased $620,000 primarily due to the costs associated with the Super Micro litigation. In addition, in the three months ended March 31, 2007 we incurred a $600,000 charge related to a customer dispute. We also recorded an additional accrual of approximately $2.0 million primarily associated with delinquent sales and use tax filings in 17 states, a California sales and use tax audit and an exposure related to sales and use tax for other states. The sales and use tax accrual includes estimated interest as well as our estimate of amounts that are likely not to be collectible from our customers. We also increased the allowance for bad debts by approximately $140,000 in the three months ended March 31, 2007 related to a specific customer. Depreciation expense was $190,000 higher in the three months ended March 31, 2007 as compared to the same period in 2006 primarily due to amortization of leasehold improvements to our new facilities in Fremont, California and our ERP system placed into service in August 2006. Stock-based compensation increased $2.6 million in the three months ended March 31, 2007 as compared to April 1, 2006 due to option grants to new employees and refresher grants to existing employees.

We expect general and administrative expenses during the three months ending June 30, 2007, to include severance charges relating to the departure of our former chief executive officer. Inclusive of these severance charges, we believe that general and administrative expenses will be lower during the three months ending June 30, 2007 primarily due to the additional accrual of approximately $1.9 million recorded in the three months ended March 31, 2007 relating to delinquent sales and use tax filings.

Other income/(expense).

	Three months ended		Change
	March 31, 2007	April 1, 2006	$	%
	(in thousands, except percentages)
Other Income (expense)—Net:
Interest income	$1,853	$664	$1,189	179%
Interest expense	$(3)	$—	$(3)	n/a
Other income (expense)—net	$(47)	$244	$(291)	-119%

Interest income. The increase in interest income was due to higher average cash, cash equivalents and short-term investment balances related to the proceeds from our follow-on offering in March 2006.

Other income (expense)-net. We recorded a foreign exchange loss of $29,000 during the three months ended March 31, 2007 resulting from balances held in Euros by our European operations. Conversely, we recorded a foreign exchange gain of approximately $248,000 in the three months ended April 1, 2006 on balances held in Euros by our European operations.

Provision for income taxes.

	Three months ended		Change
	March 31, 2007	April 1, 2006	$	%
	(in thousands, except percentages)
Tax (provision) / benefit	$5,914	$(4,254)	$10,168	(239)%
Tax (provision) / benefit rate	36.8%	(41.6)%

We recorded a tax benefit for the three months ended March 31, 2007 based on a projected 36.8% annual effective tax rate. The effective tax rate of 36.8% used to record the tax benefit differed from the combined federal and net state statutory income tax rate for the three months ended March 31, 2007 due primarily to certain stock compensation expenses for which tax benefits and related deferred tax assets can not be recorded in accordance with SFAS 123R. Our effective tax rate of 41.6% for the comparable three months ended April 1, 2006 approximated the combined federal and net state statutory income tax rate.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 (See Note 6 of our condensed consolidated financial statements).

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents and short-term investments totaled $170.1 million at March 31, 2007, an increase of $9.6 million compared to $160.5 million at December 30, 2006. Cash and cash equivalents totaled $52.7 million at March 31, 2007 and $30.4 million at December 30, 2006. Operating activities in the first quarter of 2007 generated cash of $10.4 million, primarily driven by customer payments received for products delivered in the prior quarter.

We expect to finance our operations for the next twelve months primarily through cash reserves and cash flow from operations. A large portion of our available cash is invested in highly liquid, short-term investment grade government and agency debt securities and commercial paper with maturities of less than three months.

The following table summarizes Rackable System’s statement of cash flows for the three months ended March 31, 2007 and April 1, 2006:

	Three Months Ended
	March 31, 2007	April 1, 2006
Net cash provided by operating activities	$10,365	$3,138
Net cash provided (used) in investing activities	10,303	(47,595)
Net cash provided by financing activities	1,550	152,102

Net increase in cash and cash equivalents	22,218	107,645
Effect of exchange rate changes on cash and cash equivalents	(12)	—
Cash and cash equivalents—beginning of period	30,446	29,099

Cash and cash equivalents—end of period	$52,652	$136,744

Operating Activities

Even though we had a $10.2 million net loss in the three months ended March 31, 2007, net cash provided by operating activities was $10.4 million. The primary contributor to the net cash provided by operating activities was the collection of approximately $109.0 million of accounts receivable in the quarter. The collections in the three months ended March 31, 2007 consisted of $95.2 million of our outstanding accounts receivable balance at December 31, 2006 and the remainder was from collections of revenues from sales in the quarter ended March 31, 2007. Sales in both the three months ended December 31, 2006 and March 31, 2007 were very back-end loaded in revenue shipments. However, sales in the first quarter were $34.9 less than sales in the fourth quarter of 2006, resulting in the reduction in our accounts receivable balance. Offsetting the cash from collections of our accounts receivables, in addition to normal operating expenses, was a reduction in our accounts payable balance at March 31, 2007 as compared to December 31, 2006 by $12.8 million. The reduction in accounts payable occurred because our purchases of inventory in the three months ended December 31, 2006 were much more concentrated at the end of the quarter, contributing to a higher accounts payable balance than we otherwise would have had if our purchases had been more evenly spread throughout the fourth quarter of 2006. Cash provided by, or used in, our operating activities can vary significantly between periods based upon the timing or shipments to customers or receipt of inventory from vendors.

Investing Activities

Cash provided by investing activities was $10.3 million for the three months ended March 31, 2007. During the three months ended March 31, 2007, cash provided by investing activities consisted of purchases of short-term marketable securities of $124.3 million, offset by sales and net maturities of our short-term marketable securities of $136.8 million.

In general, we are not a capital intensive company. However, we do expect capital investments to increase moderately in future periods. In April 2007, we purchased certain technology for $9.0 million, as discussed in Note 12 of our condensed consolidated financial statements.

Financing Activities

Net cash provided from financing activities during the three months ended March 31, 2007 was $1.6 million. The primary source of the cash provided in the three months ended March 31, 2007 was proceeds from the employee stock purchase plan and the exercise of employee stock options.

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

Credit Facility

We have a line of credit agreement with a bank that provides for borrowings not to exceed $25.0 million and expires on September 29, 2007. The line of credit agreement contains financial covenants that specify minimum quarterly profitability, excluding FAS 123R expense and acquisition related charges; a minimum unencumbered U.S. liquidity; and tangible net worth requirements. Borrowings under the line of credit bear interest, at our option, at prime or adjusted LIBOR plus 185 basis points. There were no borrowings under the line of credit at March 31, 2007. At March 31, 2007, we were not in compliance with the minimum quarterly profitability covenant. We received a waiver of the covenant from the Bank on May 8, 2007.

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at March 31, 2007, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$10,486	$1,222	$3,201	$3,071	$2,992
Purchase obligations	82	—	82	—	—

Total	$10,568	$1,222	$3,283	$3,071	$2,992

In addition to a five-year lease entered in July 2004 for a building located in Milpitas, California and a three-year lease for an office in Seattle, Washington, we have a seven-year operating lease, commencing on December 1, 2006, for a 117,500-square foot facility which will serve as our manufacturing and warehouse facility in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $6.5 million over the lease term. The stated term of the lease is seven years, but we may extend the lease for an additional three years. As part of this agreement, we are required to maintain a $100,000 cash deposit or an unconditional and irrevocable fully cash-collateralized letter of credit as a form of security. The cash deposit for the lease building is included in other assets in the accompanying condensed consolidated balance sheets as of March 31, 2007.

In November 2006, we signed an additional operating lease for a 40,316-square foot facility which now serves as our headquarters in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $2.6 million over the lease term. The stated term of the lease is six years and ten months, commencing on March 1, 2007. We are required to maintain a cash deposit of approximately $40,000 as part of the lease agreement.

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

Related Party Transactions

Gary A. Griffiths, a member of our Board of Directors since November 2004, is also President, Products for WebEx Communications, Inc, (“WebEx”) a provider of web-based conferencing solutions. WebEx is a customer of and a supplier us. Revenue from WebEx in the three months ended March 31, 2007 was $53,504 and was $1,178,870 in the three months ended April 1, 2006. At March 31, 2007, $53,090 was outstanding and included in accounts receivable and at December 30, 2006, $10,742 was outstanding and included in accounts receivable.

Risks Related To Our Business and Industry

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. For example, our revenues grew from $80.5 million for the quarter ended September 30, 2006 to $106.9 million for the quarter ended December 30, 2006, and declined to revenues of $72.0 million for the quarter ended March 31, 2007. We expect our revenues, gross margin and earnings per share will fluctuate on a quarterly basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	timing of delivery of our products;

•	addition of new customers or loss of existing customers;

•	gross margin obtained on the sales of products, especially to our largest customers;

•	the write-off of excess and obsolete inventory;

•	unexpected changes in the price for components;

•	increased competition causing us to sell our products at decreasing margins;

•	our ability to enhance our products with new and better functionality;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	new product announcements or introductions or changes in pricing by our competitors;

•	the portion of our revenues that result from the sale of server products and storage products;

•	market acceptance of our new products, such as RapidScale and Concentro;

•	technology and intellectual property issues associated with our products; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

We are substantially dependent on a concentrated number of customers, specifically Internet companies that purchase in large quantities. If we are unable to maintain or replace our relationships with customers and diversify our customer base, our revenues may fluctuate and our growth may be limited.

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. In 2005 our three largest customers accounted for approximately 60% of our revenues. In 2006, our two largest customers accounted for 60% of our revenues. In the first quarter of 2007, our three largest customers accounted for 62% of our revenue. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected. In addition, customer concentration may expose us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, at March 31, 2007, 70% of our accounts receivable were owed to us from three customers.

In 2006 and the first three months of 2007, a substantial majority of our revenues were generated from companies that compete in the internet services market. A significant part of our growth has been due to the fact that these companies are doing well and in many cases expanding, and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenues will be adversely affected.

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

Our business depends on companies moving away from large proprietary RISC/UNIX servers, to servers based on modular, open standard-based architecture, including servers that run on Linux and Microsoft Windows operating systems and that utilize commercially available x86 processor architectures. If enterprises do not continue to adopt this open standard-based approach, the market for our products may not grow as we anticipate and our revenues would be adversely affected. Excluding sales to Microsoft Corporation, we believe that a majority of the server systems that we sold in 2005, 2006 and the first quarter of 2007 ran on the Linux operating system, and are subject to the GNU General Public License. Pending litigation involving the SCO Group’s claim against IBM that Linux is an unauthorized derivative work of the UNIX® operating system, if it results in a ruling that users of Linux must pay royalties to SCO or others, could impede broader Linux adoption and could materially harm our ability to sell our products based on the Linux operating system. In addition, the GNU General Public License is a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation or that a party could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under these licenses. Any ruling by a court that these licenses are not enforceable, or that the Linux operating system or significant portions of it may not be copied, modified or distributed subject only to the minimal restrictions contained in these licenses, could also impede broader Linux adoption and limit our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their datacenter systems. The failure of our customers and potential customers to replace their legacy server systems and adopt open standard-based modular technologies could have a material adverse impact on our ability to maintain or generate additional revenues.

We rely primarily on our direct sales force to generate revenues, and may be unable to hire additional qualified sales personnel in a timely manner or retain our existing sales representatives.

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to continue to hire qualified sales personnel if we are to achieve our anticipated revenue growth. The competition for qualified sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past, it has taken us up to six months to hire a qualified sales executive and it may take a newly-hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencement of the search to productivity in excess of one year. In addition, if we are unable to retain our existing sales personnel, our ability to maintain or grow our current level of revenues will be adversely affected. In addition, a large percentage of our revenue is generated from a small number of customers. If we are unable to retain the sales personnel who are responsible for those customer accounts, our business could be negatively impacted.

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

Our future success depends in large part upon the continued service of our executive management team and other key employees. We recently had several management changes, including the hiring of Mark J. Barrenechea as our chief executive officer and president, replacing our former chief executive officer, Thomas K. Barton. In addition, Todd R. Ford, who was our president, became an executive vice president, and Gautham Sastri became our chief operating officer. Changes in management can be disruptive within a company, which could negatively affect our operations, our culture and our strategic direction. Giovanni Coglitore, our chief technology officer and one of our founders, plays a key role in our future technology and product development and the service and support of our existing customers. All of our employees are “at will” and their employment can be terminated by us or them at any time. The failure of our management team to seamlessly manage the management transition, or the loss of services of any of these executives or of one or more other members of our executive management or sales team or other key employees could seriously harm our business. Competition for qualified executives is intense, particularly in Silicon Valley, and if we are unable to continue expanding our management team or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited.

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

We depend on our server products for the majority of our revenues. If the market acceptance of our server products does not continue, we may not be able to achieve or sustain our anticipated growth.

For fiscal 2006 and 2005, sales of our server products accounted for approximately 90% and 90%, respectively, of our revenues. In the first quarter of 2007, server products accounted for approximately 88% of our revenues. If our server products fail to maintain market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current server product lines, we may not grow our business and revenues as we expect. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

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

In December 2005, we identified potential state sales and use tax liabilities relating to prior year product sales to customers outside of California. At December 30, 2006, we estimated the gross tax liability to the states was $7.2 million which is shown above in accrued sales and use tax. Also included in accrued sales and use tax as of December 30, 2006 is $4.2 million related to current sales and use tax payable. We also quantified the exposure relating to interest and estimated collection exposures and, accordingly, recorded a $0.7 million charge to general and administrative expense in the fiscal years ended December 30, 2006 and December 31, 2005. For the three months ended March 31, 2007, the $7.2 million estimated gross tax liability was decreased by payments of $5.0 million, and increased by $0.8 million related to additional accruals, to $3.0 million which was recorded in accrued sales and use tax. The increase in the estimated gross tax liability was a result of additional information received during the quarter relating to customers and their self assessment process. Accrued sales and use tax of $10.1 million includes current sales and use tax payable of $5.7 million in addition to the $3.0 million liability discussed above and accruals of $0.6 million and $0.8 million of sales and use tax related to a California and Washington sales and use tax, respectively. We received an initial estimated assessment in the second half of the first quarter ended March 31, 2007 related to its California Sales Tax audit. We also recorded a $1.9 million charge to general and administrative expense in the first quarter of 2007 related to additional accruals related to the prior year sales and use tax liabilities, California sales and tax audit and a reserve for Washington sales tax. We believe that we will recover certain sales tax from its customers, and accordingly have recorded a receivable for $6.2 million which is included in other current assets as of March 31, 2007.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. For example, in connection with our audit for the years ended January 3, 2004 and January 1, 2005, our independent registered public accounting firm noted a reportable condition with respect to the method of accounting that we applied to the embedded derivatives related to our mandatorily redeemable preferred stock, the preferred stock issued to two executives in exchange for promissory notes and certain stock options. As a result, audit adjusting entries were required for the years ended January 3, 2004 and January 1, 2005. Due to the magnitude of the adjustments, this reportable condition was determined to be a material weakness. The accounting for equity and derivative instruments is complex, and the relevant accounting implications must be closely monitored, researched and evaluated. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Select Market.

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

I TEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates. We had no borrowings under our line of credit as of March 31, 2007. The annual interest rate on our credit facility is at prime or adjusted LIBOR plus 185 basis points. If and when we do enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales or have material purchase obligations outside of the United States and therefore do not generally have exposure to foreign currency exchange risks.

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2007, our cash equivalents consisted of money market funds in the amount of $38.3 million, and our short-term investments consisted of $117.5 million of debt securities with effective maturities of three months or less. As of December 30, 2006, our cash equivalents consisted of money market funds in the amount of $20.1 million, and our short-term investments consisted of $130.0 million of debt securities with effective maturities of three months and less. We do not hold short-term investments for trading purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio at December 30, 2006 and March 31, 2007. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. As of December 30, 2006 and March 31, 2007, we had minimal exposure on value added tax receivables denominated in the Euro.

I TEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), as of the close of the quarter ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and our operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Disclosure controls and procedures are controls and procedures designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2007.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

I TEM 1.	Legal Proceedings

In September 2005, we filed suit against Super Micro Computer, Inc. in the United States District Court for the Northern District of California, claiming that Super Micro infringed two patents held by us. On May 1, 2007, we entered into a confidential settlement agreement with Super Micro and the case was dismissed on May 3, 2007. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business. We previously discussed this suit in our Annual Report on Form 10-K for the year ended December 30, 2006.

ITEM 1A.	Risk Factors

We include in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks Related to Our Business and Industry” a description of risk factors related to our business in order to enable readers to assess, and be appropriately apprised of, many of the risks and uncertainties applicable to the forward-looking statements made in this Quarterly Report on Form 10-Q. We do not claim that the risks and uncertainties set forth in that section are all of the risks and uncertainties facing our business, but do believe that they reflect the more important ones.

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2006, as filed with the SEC on February 28, 2007, have not substantively changed, except for as follows:

1. The risk factors in Part I, Item 2 have been updated to include financial information for the first quarter of 2007;

2. The risk factor “Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline” has been updated to present additional examples of factors that could cause our operating results to fluctuate;

3. The risk factor “If we are unable to protect our intellectual property adequately, we may not be able to compete effectively” has been updated to reflect the settlement of a patent litigation case;

4. The risk factor “if we lose the services of one or more members of our current executive management team or other key employees, or if we are unable to attract additional executives or key employees, we may not be able to execute on our business strategy” has been revised to reflect recent management changes; and

5. Since we are no longer separately report the amount of revenue recognized from the sales of our Foundation Series server products, the risk factor “We depend on our Foundation Series servers for the majority of our revenues. If the market acceptance of our Foundation Series servers does not continue, we may not be able to achieve or sustain our anticipated growth” has been modified to discuss our dependence on the sale and market acceptance of all of our server product lines.

ITEM 5.	Other Information

On May 8, 2007, Rackable Systems and HSBC Bank USA (“HSBC”) entered into a Waiver and Amendment, dated as of March 31, 2007. The waiver is for non-compliance with a minimum profitability covenant in the Line of Credit agreement between HSBC and Rackable Systems for the quarter ended March 31, 2007. The covenant required Rackable Systems to not have Net Income, as defined in the agreement (excluding FAS 123R charges and acquisition related charges for the Terrascale acquisition), be less than $1.00 in any quarter. The Waiver and Amendment also amends the Letter of Credit to change the covenant to require Rackable Systems to not have Net Income, as defined in the agreement (excluding FAS 123R charges and acquisition related charges for the Terrascale acquisition), be less than $1.00 in any two consecutive quarters.

I TEM 6.	Exhibits

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

Dated: May 10, 2007

Exhibit Index

Number	Exhibit
2.1

Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on

Schedule A thereto. (5)

2.2	Agreement, dated April 3, 2007, between Rackable Systems, Inc. and Tumit Communications Inc., as the Selling Shareholders’ Agent, for the purchase of the DPE Assets.(6)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws, as amended (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

10.1	Retention Agreement, dated January 9, 2007, by and between Rackable Systems, Inc. and Giovanni Coglitore.(3)

10.2	Retention Bonus Agreement, dated September 12, 2006, by and between Rackable Systems, Inc. and Giovanni Coglitore.(3)

10.3	Amended and Restated 2006 New Recruit Equity Incentive Plan (8)

10.4	Officer Compensation Changes in First Quarter 2007 (4)

10.5	First Amendment to Retention Bonus Agreement, dated January 9, 2007, by and between Rackable Systems, Inc. and Giovanni Coglitore.(3)

10.6	Compensation arrangements in connection with April 29, 2007 management changes.(7)

10.7	Waiver and Amendment to Loan Agreement, dated March 31, 2007, between Rackable Systems, Inc. and HSBC Bank, USA National Association.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed as Exhibit 3.1 to Rackable Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 12, 2005, and incorporated herein by reference.
(2)	Filed as Exhibit 3.6 to Rackable Systems, Inc.’s Registration Statement on Form S-1 (No. 333-122576) and incorporated herein by reference.
(3)	Filed as the like-described in Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2007, and incorporated herein by reference.
(4)	Described in Rackable Systems, Inc.’s Current Reports on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2007 and January 31, 2007, and incorporated herein by reference.
(5)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006 and incorporated herein by reference.
(6)	Filed as the like-described in Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 9, 2007, and incorporated herein by reference.
(7)	Described in Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2007, and incorporated herein by reference.
(8)	Filed as the like-described exhibit Rackable Systems, Inc.’s Annual Report on Form 10-K for the year ended December 30, 2006, as filed with the Securities and Exchange Commission on February 28, 2007, and incorporated herein by reference.