Form 10-Q
period 2007-06-30
Rackable Systems, Inc.
filed 2007-08-09
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(408) 933-8300

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

As of August 3, 2007, there were 29,369,761 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2007	December 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,941	$30,446
Short-term investments	138,687	130,025
Accounts receivable, net (includes balances from a related party, See Note 11)	38,924	104,070
Inventories, net	43,334	68,137
Deferred income taxes	3,118	7,408
Deferred cost of sales	1,960	2,375
Prepaids and other current assets	15,728	12,934

Total current assets	283,692	355,395

PROPERTY AND EQUIPMENT—Net	7,286	5,372
INTANGIBLE ASSETS—Net	21,236	14,007
GOODWILL	23,201	22,871
OTHER ASSETS	752	9,125

TOTAL	$336,167	$406,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,936	$61,102
Accrued expenses	21,832	19,894
Income taxes payable	23	247
Deferred revenue	5,952	5,972

Total current liabilities	49,743	87,215

DEFERRED INCOME TAXES	162	431
DEFERRED RENT	459	23
DEFERRED REVENUE	3,045	3,412
OTHER LONG-TERM LIABILITIES	38	—

Total liabilities	53,447	91,081

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 120,000,000 shares authorized; 29,370,632 and 28,230,785 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	29	28
Additional paid-in capital	428,410	411,118
Accumulated other comprehensive loss	(46)	(3)
Accumulated deficit	(145,673)	(95,454)

Total stockholders’ equity	282,720	315,689

TOTAL	$336,167	$406,770

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
REVENUE (includes revenue from a related party, See Note 11)	$82,238	$88,648	$154,262	$173,040
COST OF REVENUE	89,172	68,465	152,171	133,363

GROSS PROFIT (LOSS)	(6,934)	20,183	2,091	39,677

OPERATING EXPENSES:
Research and development	6,146	2,542	12,982	4,340
Sales and marketing	8,401	6,447	17,124	11,295
General and administrative	9,561	4,583	20,901	8,113

Total operating expenses	24,108	13,572	51,007	23,748

INCOME (LOSS) FROM OPERATIONS	(31,042)	6,611	(48,916)	15,929

OTHER INCOME (EXPENSE)—Net	2,038	2,632	3,840	3,540

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(29,004)	9,243	(45,076)	19,469
INCOME TAX PROVISION	(11,444)	(3,917)	(5,529)	(8,171)

NET INCOME (LOSS)	$(40,448)	$5,326	$(50,605)	$11,298

NET INCOME (LOSS) PER SHARE
Basic	$(1.42)	$0.19	$(1.78)	$0.43

Diluted	$(1.42)	$0.18	$(1.78)	$0.41

SHARE USED IN NET INCOME (LOSS) PER SHARE
Basic	28,564,459	27,692,918	28,392,714	25,983,657

Diluted	28,564,459	29,250,002	28,392,714	27,751,304

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2007	July 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(50,605)	11,298
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,163	1,326
Impairment loss on fixed assets	188	—
Provision for doubtful accounts receivable, net of writeoffs	235	2
Deferred income taxes	12,121	(2,288)
Stock-based compensation	14,206	6,896
Changes in operating assets and liabilities:
Accounts receivable	64,911	3,133
Inventories	25,334	(6,622)
Prepaids and other assets	(2,852)	(4,480)
Accounts payable	(36,420)	2,200
Accrued expenses	(372)	546
Income taxes payable	415	(3,179)
Deferred cost of sales	441	7,504
Deferred revenue	(387)	(6,973)

Net cash provided by operating activities	30,378	9,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(281,774)	(199,270)
Proceeds from sales and maturities of marketable securities	273,087	67,787
Cash paid in Terrascale acquisition, net of cash acquired	(330)	—
Purchases of property and equipment	(3,395)	(2,005)
Expenditures for intangibles	(9,100)	(123)

Net cash used in investing activities	(21,512)	(133,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit of stock options exercised	(430)	12,448
Proceeds from issuance of common stock upon ESPP purchase	1,065	829
Proceeds from issuance of common stock upon exercise of stock options	2,013	2,240
Proceeds from issuance of common stock upon follow on offering—net of issuance costs	—	138,452

Net cash provided by financing activities	2,648	153,969

Effect of exchange rate changes on cash and cash equivalents	(19)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,495	29,721

CASH AND CASH EQUIVALENTS—Beginning of period	30,446	29,099

CASH AND CASH EQUIVALENTS—End of period	$41,941	$58,820

NON CASH INVESTING AND FINANCING ACTIVITIES:
Stock option exercised (Note 6)	$—	$12,448

Fixed asset expenditures in accounts payable	$128	$—

Unrealized loss on investments	$25	$—

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,030	$6,035

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company uses a 52 week calendar fiscal year, with each fiscal quarter consisting of 13 weeks. The latest fiscal year ended on December 30, 2006. The second quarter of fiscal 2006 ended on July 1, 2006 and the second quarter of fiscal 2007 ended on June 30, 2007.

The Company’s critical accounting policies, significant judgments and estimates are discussed in its Annual Report on Form 10K for its fiscal year ended December 30, 2006. Except for the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, there have been no significant changes. (See Note 6.)

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective beginning July 1, 2008. The Company is evaluating the potential impact of the adoption of SFAS 157 on the Company’s financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

In March 2007, the FASB issued EITF Abstract 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities, which is effective for fiscal years beginning after December 15, 2007. This abstract requires that non refundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. The Company is currently evaluating the potential impact of this statement.

3. EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per common share has been computed by using the weighted average number of shares of common stock outstanding during the period, less the shares subject to repurchase. The following table reconciles the number of shares used in the basic and diluted net income (loss) per share computation for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Numerators:
Net income (loss)	$(40,448)	$5,326	$(50,605)	$11,298

Denominators:
Weighted-average common shares outstanding	28,801	27,693	28,622	25,984
Unvested weighted-average common shares subject to repurchase	(237)	—	(229)	—

Weighted-average shares— Basic	28,564	27,693	28,393	25,984
Dilutive effect of employee stock options	—	1,557	—	1,767
Dilutive effect of employee stock purchase plan	—	—	—	—
Dilutive effect of unvested restricted stock	—	—	—	—

Weighted-average shares— Diluted	28,564	29,250	28,393	27,751

Net income (loss) per common share—Basic	$(1.42)	$0.19	$(1.78)	$0.43

Net income (loss) per common share—Diluted	$(1.42)	$0.18	$(1.78)	$0.41

Common equivalent shares issuable upon exercise of all options, employee stock purchase plan and unvested restricted stock have not been included in the calculation of diluted loss per share because they would have been anti-dilutive for the three and six months ended June 30, 2007.

4. SHORT TERM INVESTMENTS

Short term investments consist of investments in marketable debt securities, primarily U.S. Agency Notes, Municipal Bonds and Commercial Papers. At June 30, 2007 and December 30, 2006, all of Rackable Systems’ marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive loss.

5. BALANCE SHEET COMPONENTS

Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Accounts receivable	$39,487	$104,398
Allowance for doubtful accounts	(563)	(328)

Total accounts receivable, net	$38,924	$104,070

Inventories

Inventories consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Finished goods	$3,013	$4,129
Evaluation units, net	1,701	1,758
Work in process	4,895	10,894
Raw materials	33,725	51,356

Total inventories	$43,334	$68,137

The Company recorded write downs of excess and obsolete inventory totaling $20,589,000 and $210,000 in the three months ended June 30, 2007 and July 1, 2006, respectively and $20,840,000 and $532,000 in the six months ended June 30, 2007 and July 1, 2006, respectively.

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Leasehold improvements	$1,789	$643
Manufacturing equipment	1,539	1,711
Furniture and fixtures	1,053	376
Computer equipment	5,852	4,229
Construction in progress	831	711
Vehicles	118	118

	11,182	7,788
Less accumulated depreciation and amortization	(3,708)	(2,416)
Less impairment	(188)	—

Property and equipment, net	$7,286	$5,372

Depreciation and amortization of property and equipment totaled $765,000 and $338,000 for the three months ended June 30, 2007 and July 1, 2006, respectively. Depreciation and amortization of property and equipment totaled $1,292,000 and $567,000 for the six months ended June 30, 2007 and July 1, 2006, respectively.

Intangible Assets, net

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s intangible assets (in thousands):

	Useful Life (years)	December 30, 2006	Additions	Amortization	June 30, 2007
Rackable Systems
Patents	5	$1,180	$50	$(514)	$716
Customer list	5	543	—	(279)	264
Other intangibles	3	16	—	(4)	12

		1,739	50	(797)	992

Terrascale Acquisition
Existing technology	7	7,894	9,050	(912)	16,032
Customer relationships	4	584	—	(79)	505
Maintenance contracts	6	33	—	(3)	30
Non-compete agreements	2	270	—	(80)	190

		8,781	9,050	(1,074)	16,757

Tradename—not amortizable		3,487	—	—	3,487

Total		$14,007	$9,100	$(1,871)	$21,236

In the three months ended June 30, 2007 and July 1, 2006, amortization of intangible assets was $1,103,000 and $382,000, respectively. In the six months ended June 30, 2007 and July 1, 2006, amortization of intangible assets was $1,871,000 and $760,000, respectively. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that the annual amortization of acquired intangible assets will be as follows (in thousands):

Total
2007 (remainder)	$2,138
2008	2,855
2009	2,705
2010	2,639
2011 and beyond	7,412

Total amortization	$17,749

Goodwill

Goodwill consists of the excess cost related to the acquisition of the Company, in December 2002 and Terrascale, in September 2006 as follows (in thousands):

	Rackable	Terrascale	Total
Balance as of December 30, 2006	$2,820	$20,051	$22,871
Adjustments to goodwill	—	330	330

Balance as of June 30, 2007	$2,820	$20,381	$23,201

The Company completed its annual test of impairment in December 2006 and concluded its goodwill asset had not been impaired. In the six months ended June 30, 2007, the Company recorded an increase to goodwill related to the Terrascale acquisition totaling $330,000.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Accrued sales and use tax	$9,323	$11,367
Accrued payroll and related expenses	4,940	3,967
Accrued loss on purchase commitments	2,651	—
Accrued commission	1,730	2,384
Accrued warranty	1,386	868
Other accrued expenses	1,802	1,308

Total accrued expenses	$21,832	$19,894

In December 2005, the Company identified potential state sales and use tax liabilities relating to previous years product sales to customers outside of California. At December 30, 2006, the Company estimated the gross tax liability to the states was $7.2 million which is shown above in accrued sales and use tax. Also included in accrued sales and use tax as of December 30, 2006 is $4.2 million related to current sales and use tax payable. The Company also quantified the exposure relating to interest and estimated collection exposures and, accordingly, recorded a $0.7 million charge to general and administrative expense in the fiscal year ended December 30, 2006. For the six months ended June 30, 2007, the $7.2 million estimated gross tax liability was decreased by payments of $6.5 million, and increased by $0.7 million related to net accruals, to $1.4 million which was recorded in accrued sales and use tax. The increase in the estimated gross tax liability was a result of additional information received during the quarter relating to customers and their self assessment process. Accrued sales and use tax of $9.3 million includes current sales and use tax payable of $6.9 million in addition to the $1.4 million liability discussed above and accruals of $0.7 million and $0.3 million of sales and use tax related to a California and Washington sales and use tax, respectively. The Company received an initial estimated assessment in the six month ended June 30, 2007 related to its California Sales Tax audit. The Company also recorded a $1.9 million charge to general and administrative expense in the first half of 2007 related to additional accruals related to the prior year sales and use tax liabilities, California sales and tax audit and a reserve for Washington sales tax. The Company believes that it will recover certain sales tax from its customers, and accordingly has recorded a receivable for $5.0 million which is included in other current assets as of June 30, 2007.

As part of the Company’s assessment of excess and obsolete inventory, a loss accrual of $2,651,000 was recorded for purchase order commitments on hand and ordered at June 30, 2007.

Accumulated Other Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

Accumulated Other Comprehensive Loss
Balance as of December 30, 2006	$(3)
Change in unrealized loss on investments	(25)
Change in cummulative translation adjustment	(18)

Balance as of June 30, 2007	$(46)

6. INCOME TAXES

The income tax provision for the three and six months ended June 30, 2007 was $11.4 million and $5.5 million, respectively. The income tax provision for the three months ended June 30, 2007 includes a $13.2 million charge for an increase in the valuation allowance for deferred tax assets. During the three months ended June 30, 2007, the Company revised its assessment of the realizability of its deferred tax assets due to significant year-to-date and anticipated losses before income tax provision for the twelve months ended December 29, 2007. As a result, management of the Company in applying the provisions of SFAS No. 109, concluded that it was more likely than not that deferred tax assets in excess of amounts recoverable through loss carry-back would not be realizable. The $13.2 million discrete charge for the increase in valuation allowance was partially offset by a $215,000 tax benefit resulting from a reversal of a liability previously recorded for an uncertain tax position and related accrued interest as a result of a tax audit settled in the three months ended June 30, 2007.

The tax provision for the three and six months ended July 1, 2006 was $3.9 million and $8.2 million, respectively. The effective income tax rate of 42.4% and 42.0% for the three and six months ended July 1, 2006 approximated the combined federal and net state statutory income tax rate.

During the six months ended July 1, 2006, the Company recorded $12.4 million of excess tax benefits related to stock option exercises as a financing cash inflows and a change to prepaids and other assets of $4.3 million associated with the benefit from excess tax deductions as an operating cash outflow.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of adoption, the Company recorded an increase to retained earnings of approximately $386,000. As of the date of adoption and after the impact of recognizing the decrease in the liability noted above, the Company’s unrecognized tax benefits totaled approximately $192,000 and would affect the Company’s effective tax rate if recognized. The Company recognizes accrued interest related to unrecognized tax benefits and penalties, if incurred, as components of income tax expense. Accrued interest as of date of adoption of FIN 48 was $101,000 ($61,000 net of related tax benefit). The unrecognized tax benefits and related accrued interest (net of related tax benefit) were recorded in the balance sheet as of the date of adoption as “Other Long-Term Liabilities.”

During the three months ended June 30, 2007, the Internal Revenue Service completed its examination of the Company’s 2004 tax federal income tax return with no changes to the return. The Company recorded a $215,000 income tax benefit related to previously recorded uncertain tax positions and accrued interest. The Company’s Canadian subsidiary was also recently notified that it will be subject to audit by the Quebec tax authorities for the 2003 to 2005 pre-acquisition tax years. There are no unrecognized tax benefits associated with Canadian federal or provincial income taxes.

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

The following unaudited pro forma consolidated financial data represents the combined results of operations as if Terrascale’s business had been combined with the Company at the beginning of the six months ended July 1, 2006. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives (in thousands, except per share amounts):

Six Months Ended July 1, 2006
Revenue	$173,332
Operating income	$13,936
Net income	$9,806

Basic income per share	$0.38
Diluted income per share	$0.35

The unaudited pro forma results of operations are presented for illustrative purposes only. They are not intended to represent what the Company’s results of operations would have been if the acquisition had occurred at that date or to project the Company’s results of operations for any future period.

On April 4, 2007, the Company and the former shareholders of Terrascale executed an agreement for the Company’s purchase of all of the rights of the Distributed Parity Engine (“DPE”), a patent application and intellectual property rights related to a technology previously licensed to the Company. Originally, the Company had an option to retain the rights to DPE technology for a payment of $9.0 million to the former shareholders. The option expired on March 6, 2007. The Company and the former shareholders subsequently agreed to transfer the rights to the DPE technology to the Company for $9.1 million.

8. STOCK-BASED COMPENSATION

Determining Fair Value

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2007 and July 1, 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Option Plan Shares
Expected term (in years)	5.4	5.8	5.4	5.6
Volatility	58%	59%	60%	56%
Expected dividend	—	—	—	—
Risk-free interest rate	4.7%	5.0%	4.7%	4.8%
Estimated annual forfeitures	10.5%	8.3%	10.5%	8.3%
Weighted-average fair value	$7.13	$26.32	$9.78	$22.07

ESPP Shares
Expected term (in years)	1.25	0.5 – 1.0	1.25	0.5 – 1.0
Volatility	54%	49%	54%	49%
Expected dividend	—	—	—	—
Risk-free interest rate	5.0%	4.7%	5.0%	4.7%
Weighted-average fair value	$7.00	$14.25	$7.00	$14.25

The computation of expected life for the three and six months ended June 30, 2007 is based on an analysis of the relevant industry sector post-vest termination rates and the exercise factors. The expected volatility is based on a combination of the implied and historical volatility for both the Company and its peer group. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities. The estimated forfeiture rate was based on an analysis of the relevant industry sector pre-vest termination rate, as the Company believes that its historical forfeiture rates are not representative of future expectations, given that a substantial portion of the Company’s stock options were granted subsequent to its initial public offering in June 2005.

Stock Compensation Expense

Stock Compensation Expense— The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Cost of revenue	$743	$819	$1,412	$1,525
Research and development	961	973	2,897	1,484
Selling and marketing	1,621	1,369	3,635	2,223
General and administrative	2,993	978	6,262	1,664

Total	$6,318	$4,139	$14,206	$6,896

As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options and Restricted Stock and Units Awards Activity

A summary of stock option activity for the six months ended June 30, 2007 is as follows:

		Stock Options Outstanding
	Shares Available for Future Grants	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance at December 30, 2006	364,013	4,773,471	$20.79
Additional shares authorized for grant	1,667,395		$—
Options granted	(2,456,581)	2,456,581	$17.01
Restricted stock awards granted	(335,000)		$—
Restricted stock awards traded	8,931		$—
Restricted stock units granted	(65,625)		$—
Options exercised		(836,375)	$2.55	n/a
Options cancelled	1,510,321	(1,510,321)	$27.87	n/a

Balance at June 30, 2007	693,454	4,883,356	$19.82	9.07

Vested and expected to vest at June 30, 2007		4,238,898	$19.93	9.07

Exercisable at June 30, 2007		798,541	$22.47	8.52

The total intrinsic value of options outstanding at June 30, 2007 was $2.7 million. The total intrinsic value of options vested and expected to vest at June 30, 2007 was $2.5 million.

The following table summarized the Company’s restricted stock award activity for the six months ended June 30, 2007:

	Restricted Stock Awards Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2006	120,000	$27.36
Awarded	335,000	17.15
Released	(24,054)	25.01
Forfeited	(113,752)	29.00

Outstanding at June 30, 2007	317,194	$16.17

In the three months ended June 30, 2007, the Company granted 65,625 restricted stock units at a weighted average grant date fair value of $13.23.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $9.78 per share. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $9.9 million.

At June 30, 2007, there was $40.6 million of total unrecognized compensation cost related to nonvested stock options and awards. That cost is expected to be recognized over a weighted average period of 1.61 years.

On June 11, 2007, the Company filed a tender offer on Form SC TO-I (“Tender Offer”) with the SEC under which holders of options with exercise prices greater than $16.00 per share could tender their options in exchange for restricted stock units granted under the 2005 Equity Incentive Plan based upon the following exchange ratios:

Exercise Price Range	Stock Option Shares per Restricted Stock Unit
$16.00-24.99	2 to 1
$25.00-$34.99	3 to 1
$35.00 and above	3.5 to 1

The restricted stock units will be subject to vesting in equal quarterly installments through August 15, 2009 (if the grant date of the option being tendered was prior to October 1, 2006) or August 15, 2010 (if the grant date of the option being tendered was after October 1, 2006). The tender offer provided that the optionholder could and must submit their election to participate in the tender offer no later than July 10, 2007, and could amend their election up to that date. Furthermore, the Company could at its sole discretion amend, extend or withdraw the tender offer at anytime prior to closing. The tender offer closed on July 10, 2007. (See Note 12)

At June 30, 2007, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP but not yet recognized was approximately $665,000. This cost will be amortized on a straight-line basis over periods of up to two years.

The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP during the six months ended June 30, 2007.

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

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Domestic revenue	$77,118	$84,577	$148,645	$152,279
International revenue	5,120	4,071	5,617	20,761

Total revenue	$82,238	$88,648	$154,262	$173,040

Revenue by country:
United States	94%	95%	96%	88%
Ireland	1%	2%	1%	10%
Others	5%	3%	3%	2%

Total	100%	100%	100%	100%

Sales revenue for the high-density compute server and high-capacity storage system, including RapidScale products, for the three and six months ended June 30, 2007 and July 1, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Compute servers	$74,027	$78,599	$137,354	$157,393
Storage systems	8,211	10,049	16,908	15,647

Total revenue	$82,238	$88,648	$154,262	$173,040

Sales revenue from customers representing 10% or more of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Customer A	34%	36%	32%	33%
Customer B	20%	30%	18%	31%
Customer C	*	*	12%	10%
* - less than 10%

Accounts receivable from three customers accounted for 22%, 12% and 11% of total accounts receivable at June 30, 2007 and accounts receivable from two customers accounted for 42% and 20% of total accounts receivable at December 30, 2006.

Over 90% of the Company’s property and standard equipment are located in the United States at June 30, 2007 and December 30, 2006.

10. COMMITMENTS AND CONTINGENCIES

Product Warranty—Rackable Systems’ warranty period for its products is generally one to three years. Rackable Systems accrues for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon Rackable Systems’ historical experience and is included in accrued expenses and cost of revenue. The amounts charged and accrued against the warranty reserve for three and six months ended June 30, 2007 and July 1, 2006, respectively were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Balance—beginning of period	$888	$880	$868	$726
Current period accrual	601	695	1,313	1,067
Warranty expenditures charged to accrual	(103)	(749)	(795)	(967)

Balance—end of period	$1,386	$826	$1,386	$826

Lease Commitment—The Company has leases for its office, manufacturing and warehousing facilities. The total future minimum lease payments amount to $10.2 million over the lease term.

Line of Credit—The Company has line of credit agreement with a bank that provides for borrowings not to exceed $25.0 million and expires on September 29, 2007. The line of credit agreement contains: financial covenants that specify minimum quarterly profitability of at least $1 in any two consecutive quarters, excluding FAS 123R expense and acquisition related charges; a minimum unencumbered U.S. liquidity; and tangible net worth requirements. Borrowings under the line of credit bear interest, at the option of the Company, at prime or adjusted LIBOR plus 185 basis points. There were no borrowings under the line of credit at June 30, 2007. At June 30, 2007, the Company was not in compliance with the minimum quarterly profitability covenant. On July 31, 2007, the bank waived the minimum quarterly profitability covenant as of June 30, 2007.

Indemnification Agreements—The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of June 30, 2007. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of June 30, 2007.

General—From time to time, the Company is party to certain other claims and legal proceedings that arise in the course of business. There are no such matters at June 30, 2007 which, in the opinion of management, will have a material adverse effect on the Company’s financial position or results of operations.

11. RELATED PARTY TRANSACTIONS

Gary A. Griffiths, a member of the Company’s Board of Directors since November 2004, is also President, Products for WebEx Communications, Inc, (“WebEx”), a Cisco Systems, Inc. company, a provider of web-based conferencing solutions. WebEx is a customer of and a supplier to the Company. Revenue from WebEx was $222,124 in the six months ended June 30, 2007 and $2,297,794 in the six months ended July 1, 2006. At June 30, 2007, $116,215 was outstanding and included in accounts receivable and at December 30, 2006, $10,742 was outstanding and included in accounts receivable.

12. SUBSEQUENT EVENTS

The Company completed the Tender Offer on July 10, 2007. (See Note 8.) As a result, the Company accepted for exchange, options to purchase an aggregate of 2,238,883 shares of the Company’s common stock from 187 eligible participants, representing 87% of the shares subject to options that were eligible to be exchanged in the Offer to Exchange as of May 31, 2007. Upon the terms and subject to the conditions set forth in the Tender Offer to Exchange, the Company issued restricted stock units covering an aggregate of 893,828 shares of the Company’s common stock in exchange for the options surrendered pursuant to the Tender Offer to Exchange.

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

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. Our compute servers use our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. We also offer full depth compute servers to our customers. Sales of our compute servers in the six months ended June 30, 2007 and July 1, 2006 accounted for 89% and 91% of our total revenue, respectively. We also offer low-cost, high-capacity storage systems, which leverage many of our core server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. Our storage servers represented approximately 11% and 9% of our total revenue for the six months ended June 30, 2007 and July 1, 2006, respectively. We market our systems primarily through our direct sales force predominantly to enterprises within the United States. In the six months ended June 30, 2007 and July 1, 2006, international sales were 4% and 12% of our sales, respectively. Our international sales were unusually high as a percent of our total sales in the six months ended July 1, 2006 because of a significant sale in Europe to one of our top three customers. We are still in the early stages of developing an international sales and operational presence, focusing initially on Europe and China. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens or hundreds of terabytes of storage per year. To date, we have sold our products to over 300 customers. We have concentrated our marketing efforts on leading internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, media, financial services, oil and gas exploration, biotechnology and pharmaceuticals.

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

Terrascale Acquisition

On September 8, 2006, we completed our acquisition of Terrascale. Terrascale is a provider of a clustered file system solution enabling high performance input/output connectivity between servers and commodity-based storage subsystems. The total purchase consideration was $39.4 million including $7.8 million which will be accounted for as compensation expense. In April 2007, we also acquired all of the rights to certain technology for a payment of $9.1 million to the former shareholders of Terrascale.

Fiscal Periods

We use a 52 week calendar fiscal year, with each quarter consisting of 13 weeks. The second quarter of our 2006 fiscal year ended on July 1, 2006. The second quarter of our 2007 fiscal year ended on June 30, 2007. The last quarter of our 2006 fiscal year ended on December 30, 2006.

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

Results of Operations

The following table sets forth our financial results, as a percentage of revenue, for the three and six months ended June 30, 2007 and July 1, 2006.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	108.4	77.2	98.6	77.1

Gross margin	(8.4)	22.8	1.4	22.9

Operating expenses:
Research and development	7.5	2.9	8.4	2.5
Sales and marketing	10.2	7.3	11.1	6.5
General and administrative	11.6	5.2	13.6	4.7

Total operating expenses	29.3	15.4	33.1	13.7

Income (loss) from operations	(37.7)	7.4	(31.7)	9.2

Other income (expense), net	2.4	3.0	2.5	2.0

Income (loss) before income tax provision	(35.3)	10.4	(29.2)	11.3
Income tax provision	(13.9)	(4.4)	(3.6)	(4.7)

Net income (loss)	(49.2)%	6.0%	(32.8)%	6.5%

Comparison of the three and six months ended June 30, 2007 and July 1, 2006

Revenue.

	Three months ended		Change		Six months ended		Change
	June 30, 2007	July 1, 2006	$	%	June 30, 2007	July 1, 2006	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$82,238	$88,648	$(6,410)	(7)%	$154,262	$173,040	$(18,778)	(11)%

The decline in revenue for the three months ended June 30, 2007 was due to the following factors:

•

Lower sales to customers that historically have represented greater than 10% of revenues. In the three months ended June 30, 2007, revenue from these customers was approximately 62% of revenue as compared to 67% of revenue in the three months ended July 1, 2006.

•

Increased competitive pressure, particularly in our top three accounts, resulted in the average selling price per unit decreasing by 15% in the three months ended June 30, 2007 as compared to average selling price per unit in the three months ended July 1, 2006.

The decline in revenue for the six months ended June 30, 2007 was due to the following factors:

•

Lower sales to customers that historically have represented greater than 10% of revenues. In the six months ended June 30, 2007, revenue from these customers was approximately 62% of revenue as compared 74% of revenue, in the six months ended July 1, 2006.

•

Increased competitive pressure, particularly in our top three accounts, resulted in the average selling price per unit decreasing by 9% in the six months ended June 30, 2007 as compared to average selling price per unit in the six months ended July 1, 2006.

Based on expected purchasing patterns and the competitive environment, we expect the percent of revenue from our top three customers to be lower in the second half of 2007 as compared to the second half of 2006. We do however, expect sequential growth in revenue from our non-top three customers in the second half of 2007 as compared to the second half of 2006.

Cost of revenue and gross profit (loss).

	Three months ended		Change		Six months ended		Change
	June 30, 2007	July 1, 2006	$	%	June 30, 2007	July 1, 2006	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$89,172	$68,465	$20,707	30%	$152,171	$133,363	$18,808	14%
Gross profit (loss)	$(6,934)	$20,183	$(27,117)	(134)%	$2,091	$39,677	$(37,586)	(95)%
Gross margin	(8.4)%	22.8%	n/a	(136.8)%	1.4%	22.9%	n/a	(93.9)%

In the three months ended June 30, 2007 we had a gross loss of $6.9 million as compared to a gross profit of $20.2 million in the three months ended July 1, 2006. In the three months ended June 30, 2007 we recorded a $20.6 million expense, or 25% of revenue, related to the write down of excess and obsolete inventory as compared to $210,000, or less than 1% of revenue, in the three months ended July 1, 2006. The significant write down for excess and obsolete inventory recorded in the three months ended June 30, 2007 was due to the following:

•

A significant reduction in our forecasted usage for the next twelve months as compared to estimates prevailing at the time of purchase of the inventory, due in part to the overall reduction of revenue estimates for 2007;

•	A customer driven, technology platform shift from AMD to Intel, affecting demand for memory (particularly DDR1 1G), motherboards, CPUs and chassis that we had previously purchased;

•

In the fourth quarter of fiscal 2006, we issued purchase orders for power supplies based on a forecasted usage for the following three quarters because of lead times that can extend beyond six months. However, lower than expected revenue from 2007 and a shift in customer preference to next generation power supplies created an excess in power supplies on hand; and

Other factors that impacted gross profit (loss) in the three months ended June 30, 2007 as compared to the three months ended July 1, 2006 were:

•	significantly lower margins from revenue from our top three customers as a result of aggressive pricing from our competitors;

•	less absorption of manufacturing overhead expense due to lower production activity during the quarter; and

•	increased overhead expense due to a headcount increase of 62 partially offset by a decrease in stock based compensation expense.

In the six months ended June 30, 2007, we had a gross profit of $2.1 million as compared to a gross profit of $39.7 million in the six months ended July 1, 2006. In the six months ended June 30, 2007, we recorded a $20.8 million expense (which includes the $20.6 million recorded in the three month period ended June 30, 2007), or 14% of revenue, related to the write down of excess and obsolete inventory, discussed above, as compared to $532,000, or less than 1% of revenue, in the six months ended July 1, 2006.

Other factors that impacted gross margin in the six months ended June 30, 2007 as compared to the six months ended July 1, 2006 were:

•	significantly lower margins from revenue from our top three customers as a result of aggressive pricing from our competitors;

•	less absorption of manufacturing overhead expense due to lower production activity during the quarter; and

•	increased overhead expense due to a headcount increase of 62, and partially offset by a decrease stock based compensation expense.

We believe that, in a very fast changing and competitive technology market, we will continue to record write downs of excess and obsolete inventory. A significant change in technology can create additional future exposures, particularly in components that have extremely long lead time. We expect to see continued aggressive pricing from our competitors, particularly at our three largest customers. This will likely negatively impact our gross margin in future periods. In addition, gross profit will be impacted by changes in levels of sales because our fixed and semi-variable costs do not vary directly with fluctuations in sales.

Operating expenses.

	Three months ended		Change		Six months ended		Change
	June 30, 2007	July 1, 2006	$	%	June 30, 2007	July 1, 2006	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Operating Expenses:
Research and development	$6,146	$2,542	$3,604	142%	$12,982	$4,340	$8,642	199%
Sales and marketing	$8,401	$6,447	$1,954	30%	$17,124	$11,295	$5,829	52%
General and administrative	$9,561	$4,583	$4,978	109%	$20,901	$8,113	$12,788	158%

Research and development expense. The $3.6 million dollar increase in research and development expenses to support existing products and develop new technologies in the three months ended June 30, 2007 as compared to the three months ended July 1, 2006, consisted primarily of:

•

The addition of 15 engineering personnel from the Terrascale acquisition in September 2006, 16 other personnel additions, pay raises, and related recruiting costs resulted in increased compensation of $0.9 million;

•	Terrascale contingent continued employment bonuses of $1.3 million;

•	An increase of $0.7 million in amortization of intangible assets, primarily related to the Terrascale acquisition;

•	Facilities, facilities related and depreciation expenses increased $0.3 million, largely driven by Terrascale and other personnel additions; and

•	Professional services and consultants expenses incurred to augment our internal engineering staff increased $0.3 million.

The $8.6 million increase in research and development expenses in the six months ended June 30, 2007 as compared to the same period in the prior consisted of:

•

The addition of 15 engineering personnel from the Terrascale acquisition in September 2006, 16 other personnel additions, pay raises, and related recruiting costs resulted in increased compensation of $2.0 million;

•	Terrascale contingent continued employment bonuses of $2.6 million;

•	Stock-based compensation expense related to option grants to Terrascale and other personnel increases added $1.4 million;

•	An increase of $1.1 million in amortization of intangible assets, primarily related to the Terrascale acquisition;

•	Facilities, facilities related and depreciation expenses increased $0.5 million, largely driven by Terrascale and other personnel additions;

•	Professional services and consultants expenses incurred to augment our internal engineering staff increased $0.7 million; and

•	Material, expensed small tools and equipment increased $0.5 million.

We expect to continue to increase spending in research and development to support our current products and to develop new products and technologies.

Sales and marketing expense. Sales and marketing expenses increased $2.0 million for the three months ended June 30, 2007 as compared to July 1, 2006. The increase was primarily attributable to the following:

•

Headcount increases of seven employees (four related to the Terrascale acquisition), pay raises, and related recruiting costs resulted in increased compensation of $0.7 million. In addition, commission expense increased $0.4 million because of changes to the 2007 commission plan;

•	Write downs of evaluation inventory increased $0.3 million due to more evaluation units at customers;

•	Expenses related to advertising, trade shows, public relations and consultants to promote product awareness increased $0.4 million; and

•	Charges due to stock-based compensation increased $0.3 million largely related to the grants awarded to new employees.

The $5.8 million increase in sales and marketing expenses in the six months ended June 30, 2007 as compared to the same period in the prior year was due primarily to:

•

Headcount increases of seven employees (four related to the Terrascale acquisition), pay raises, and related recruiting costs resulted in increased compensation of $1.9 million. In addition, commission expense increased $0.5 million because of changes to the 2007 commission plan;

•	Write downs of evaluation inventory increased $0.5 million due to more evaluation units at customers;

•	Customer dispute settlement expense of $0.7 million;

•	Expenses related to advertising, trade shows, public relations and consultants to promote product awareness increased $0.7 million; and

•	Charges due to stock-based compensation increased $1.4 million largely related to the grants award to new employees.

We expect that sales and marketing expenses will continue to increase in absolute dollars as we intend to expand our sales force and increase market awareness for our products.

General and administrative expense. General and administrative expense increased $5.0 million for the three months ended June 30, 2007 as compared to July 1, 2006. The increase was due to the following factors:

•	Increase in headcount of 14 employees to support our growth and additional public company competencies increased compensation, compensation related and recruiting costs by $0.7 million;

•	Accrued severance charges of $0.8 million related to the former CEO and former President;

•	Increase of $0.2 million in consulting fees and software and network costs related to infrastructure improvements;

•

Depreciation expense increased $0.5 million due to: amortization of leasehold improvements in our new facilities in Fremont, California and amortization of a new ERP system placed into service in August 2006;

•	Legal expense increased $0.3 million primarily due to the costs associated with the Super Micro litigation and $0.1 million of professional services;

•	A $0.1 million charge related to a customer dispute;

•	Increase in the allowance for bad debts by approximately $0.1 million; and,

•	Stock-based compensation increased $2.0 million in the three months ended June 30, 2007 as compared to July 1, 2006 due to option grants to new employees and refresher grants to existing employees.

The $12.8 million increase in general and administrative expenses in the six months ended June 30, 2007 as compared to the same period in the prior year was due to the following:

•

Increase in headcount of 14 employees to support our growth and additional public company competencies increased compensation, compensation related and recruiting costs $1.3 million which was partially offset by a $0.2 million reduction in management bonuses;

•	Accrued severance charges of $0.8 million related to the former CEO and former President;

•	An increase of $0.9 million for audit and professional services fees;

•	Increase of $0.3 million in consulting fees and software and network costs related to infrastructure improvements;

•	Legal expense increased $0.9 million primarily due to the costs associated with the Super Micro litigation;

•	A $0.7 million charge related to two customer disputes;

•

An accrual of approximately $2.1 million primarily associated with delinquent sales and use tax filings in 17 states, a California sales and use tax audit and an exposure related to sales and use tax for other states;

•	Increase in the allowance for bad debts by approximately $0.2 million;

•	Increased general insurance expense of $0.1 million due primarily to increased property and inventory exposures;

•

Depreciation expense increased $0.7 million due to: amortization of leasehold improvements in our new facilities in Fremont, California and amortization of a new ERP system placed into service in August 2006; and

•	Stock-based compensation increased $4.6 million in the six months ended June 30, 2007 as compared to July 1, 2006 due to option grants to new employees and refresher grants to existing employees.

We believe that general and administrative expense for the second half of 2007 will be less than during the six months ended June 30, 2007 primarily due to the settlement of SuperMicro litigation and less expenses related to the delinquent sales and use tax filings.

Other income (expense), net.

	Three months ended		Change		Six months ended		Change
	June 30, 2007	July 1, 2006	$	%	June 30, 2007	July 1, 2006	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Other income (expense), net	$2,038	$2,632	$(594)	(23)%	$3,840	$3,540	$300	8%

Other income (expense), net decreased in the three months ended June 30, 2007 as compared to the three months ended July 1, 2006 because in the 2006 period we recorded a $0.6 million exchange rate gain from Euro denominated balances we held in our European accounts. Other income (expense), net increased by $0.3 million in the six months ended June 30, 2007 as compared to the same period in 2006 primarily because of increased interest income on the average balances available for investment largely from the proceeds of the secondary offering we completed in March 2006, partially offset by $0.8 million less exchange rate gains on Euro denominated balances in the 2007 period.

Provision for income taxes.

	Three months ended		Change		Six months ended		Change
	June 30, 2007	July 1, 2006	$	%	June 30, 2007	July 1, 2006	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Tax provision	$11,444	$3,917	$7,527	192%	$5,529	$8,171	$(2,642)	(32)%
Tax provision rate	39.5%	42.4%			12.3%	42.0%

The income tax provision for the three and six months ended June 30, 2007 includes a $13.2 million charge for an increase in the valuation allowance for deferred tax assets recorded as of the fiscal year ended December 30, 2006. In the three months ended June 30, 2007, we revised our assessment of the realizability of our deferred tax assets due to the significant year-to-date and anticipated losses before income tax provision for the twelve months ended December 29, 2007. We concluded that it was more likely than not that deferred tax assets recorded as of December 30, 2006 in excess of amounts recoverable through loss carry-back would not be realizable. In addition, we recorded tax benefits associated with current fiscal year losses before income tax provision only to the extent of recoverable income taxes. Our tax provision rate as shown above (including discrete charges) for the three and six months ended June 30, 2007 differs from the combined federal and net state statutory income tax rates primarily due to the recording of a valuation allowance for previously recorded and current year deferred tax assets.

Our tax provision rate as shown above for the three and six months ended July 1, 2006, approximated the combined federal and net state statutory income tax rates.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007 (See Note 6 of our condensed consolidated financial statements).

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents and short-term investments totaled $180.6 million at June 30, 2007, an increase of $20.1 million compared to $160.5 million at December 30, 2006. Cash and cash equivalents totaled $41.9 million at June 30, 2007 and $30.4 million at December 30, 2006.

We expect to finance our operations for the next twelve months primarily through cash, cash equivalents and short term investment balances and cash flow from operations. A large portion of our available cash is invested in highly liquid, short-term investment grade government and agency debt securities and commercial paper with maturities of less than three months.

The following table summarizes our statement of cash flows for the six months ended June 30, 2007 and July 1, 2006:

	Six Months Ended
	June 30, 2007	July 1, 2006
Net cash provided by operating activities	$30,378	$9,363
Net cash used in investing activities	(21,512)	(133,611)
Net cash provided by financing activities	2,648	153,969

Net increase in cash and cash equivalents	11,514	29,721

Effect of exchange rate changes on cash and cash equivalents	(19)	—
Cash and cash equivalents—beginning of period	30,446	29,099

Cash and cash equivalents—end of period	$41,941	$58,820

Operating Activities

Even though we had a $50.6 million net loss in the six months ended June 30, 2007, net cash provided by operating activities was $30.4 million. This was due to:

•

The collection of approximately $230 million of accounts receivable in the six months ended June 30, 2007. The collections in the period consisted of $104 million of our outstanding accounts receivable balance at December 30, 2006 and the remainder was from collections of revenues from sales in the six months ended June 30, 2007.

•	Sales in the three months ended December 30, 2006 were very back-end loaded in revenue shipments and sales in the three months ended June 30, 2007 were evenly spread in revenue shipments.

•

The net loss in the six months included a significant write down of $20.8 million for excess and obsolete inventory for the six months ended June 30, 2007 and we reduced inventory levels an additional $4.5 million from the December 30, 2006 balance due to lower revenue forecast.

Offsetting the cash from collections of our accounts receivables and the reduction in our inventory, in addition to normal operating expenses, was a reduction in our accounts payable balance at June 30, 2007 as compared to December 30, 2006 by $36.4 million. The reduction in accounts payable occurred because our purchases of inventory in the three months ended December 30, 2006 were much more concentrated at the end of the quarter, contributing to a higher accounts payable balance than we otherwise would have had if our purchases had been more evenly spread throughout the fourth quarter of 2006. Cash provided by, or used in, our operating activities can vary significantly between periods based upon the timing or shipments to customers or receipt of inventory from vendors.

Investing Activities

Cash used by investing activities was $21.5 million for the six months ended June 30, 2007. During the six months ended June 30, 2007, cash used by investing activities consisted of $3.4 million related primarily to the build-out of our new Fremont facility, $9.1 million for the acquisition of the DPE technology and other intangible assets and net purchases of short-term marketable securities of $8.7 million.

Financing Activities

Net cash provided from financing activities during the six months ended June 30, 2007 was $2.6 million. The primary source of the cash provided in the six months ended June 30, 2007 was proceeds from the employee stock purchase plan and the exercise of employee stock options.

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

Credit Facility

We have line of credit agreement with a bank that provides for borrowings not to exceed $25.0 million and expires on September 29, 2007. The line of credit agreement contains: financial covenants that specify minimum quarterly profitability of at least $1 in any two consecutive quarters, excluding FAS 123R expense and acquisition related charges; a minimum unencumbered U.S. liquidity; and tangible net worth requirements. Borrowings under the line of credit bear interest, at our option, at prime or adjusted LIBOR plus 185 basis points. There were no borrowings under the line of credit at June 30, 2007. At June 30, 2007, we were not in compliance with the minimum quarterly profitability covenant. On July 31, 2007, the bank waived the minimum quarterly profitability covenant as of June 30, 2007.

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at June 30, 2007, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$10,197	$1,366	$3,222	$3,131	$2,478
Purchase obligations	82	—	82	—	—

Total	$10,279	$1,366	$3,304	$3,131	$2,478

In addition to a five-year lease entered in July 2004 for a building located in Milpitas, California and a three-year lease for an office in Seattle, Washington, we have a seven-year operating lease, commencing on December 1, 2006, for a 117,500-square foot facility which will serve as our manufacturing and warehouse facility in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $6.4 million over the lease term. The stated term of the lease is seven years, but we may extend the lease for an additional three years. As part of this agreement, we are required to maintain a $100,000 cash deposit or an unconditional and irrevocable fully cash-collateralized letter of credit as a form of security. The cash deposit for the lease building is included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2007.

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

Related Party Transactions

Gary A. Griffiths, a member of our Board of Directors since November 2004, is also President, Products for WebEx Communications, Inc., (“WebEx”), a Cisco Systems, Inc. company, a provider of web-based conferencing solutions. WebEx is a customer of and a supplier us. Revenue from WebEx in the six months ended June 30, 2007 was $222,124 and was $2,297,794 in the six months ended July 1, 2006. At June 30, 2007, $116,215 was outstanding and included in accounts receivable and at December 30, 2006, $10,742 was outstanding and included in accounts receivable.

Risks Related To Our Business and Industry

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. For example, our revenues grew from $80.5 million for the quarter ended September 30, 2006 to $106.9 million for the quarter ended December 30, 2006, declined to revenues of $72.0 million for the quarter ended March 31, 2007, and then increased to $82.2 million for the quarter ended June 30, 2007. Further, our gross margin and net income decreased dramatically in the second quarter of 2007 as a result of a $20.6 million charge we took for excess and obsolete inventory. We expect our revenues, gross margin and earnings per share will fluctuate on a quarterly basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	timing of delivery of our products;

•	addition of new customers or loss of existing customers;

•	gross margin obtained on the sales of products, especially to our largest customers;

•	the write-off of excess and obsolete inventory;

•	unexpected changes in the price for and the availability of components;

•	increased competition causing us to sell our products at decreasing margins;

•	our ability to enhance our products with new and better functionality;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	new product announcements or introductions or changes in pricing by our competitors;

•	the portion of our revenues that result from the sale of server products and storage products;

•	market acceptance of our new products, such as RapidScale and Concentro;

•	technology regulatory compliance and intellectual property issues associated with our products;

•	the payment of significant damages resulting from faulty or malfunctioning products;

•	the departure of key management and other personnel; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

We are substantially dependent on a concentrated number of customers, specifically Internet companies that purchase in large quantities. If we are unable to maintain or replace our relationships with customers and diversify our customer base, our revenues may fluctuate and our growth may be limited.

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. In 2005 our three largest customers accounted for approximately 60% of our revenues. In 2006, our two largest customers accounted for 60% of our revenues. In the first half of 2007, our three largest customers accounted for 62% of our revenue. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected. In addition, customer concentration may expose us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, at June 30, 2007, 45% of our accounts receivable were owed to us from three customers.

In 2006 and the first six months of 2007, a substantial majority of our revenues were generated from companies that compete in the internet services market. A significant part of our growth has been due to the fact that these companies are doing well and in many cases expanding, and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenues will be adversely affected.

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

As part of our procurement model, we do not enter into long-term supply contracts for these materials and components, but instead purchase these materials and components in a competitive bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by the availability and price volatility in the marketplace for these components and materials, especially for dynamic random access memory, or DRAM, and new versions of hard drives and CPUs that are introduced by our suppliers. In the fourth quarter of 2006, we experienced volatility in DRAM prices that caused us to procure DRAM at prices higher than anticipated, which negatively impacted our overall gross margin for the quarter. In the first half of 2007, prices of DRAM have plummeted. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. In addition, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margins.

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

One component of our growth strategy is to expand into international markets, which includes our establishment of subsidiaries in Ireland during September 2005 and in Hong Kong in September 2006. However, we have limited experience in selling our systems overseas, and we may encounter unexpected difficulties in doing so. To date, our sales to these geographies have been primarily originated from our U.S. based multi-national customers. If we are not able to successfully expand into international markets, our ability to grow our business will be adversely affected. Some of the factors that may impact our ability to initiate and maintain sales in foreign markets include:

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

Our business depends on companies moving away from large proprietary RISC/UNIX servers, to servers based on modular, open standard-based architecture, including servers that run on Linux and Microsoft Windows operating systems and that utilize commercially available x86 processor architectures. If enterprises do not continue to adopt this open standard-based approach, the market for our products may not grow as we anticipate and our revenues would be adversely affected. Excluding sales to Microsoft Corporation, we believe that a majority of the server systems that we sold in 2005, 2006 and the first half of 2007 ran on the Linux operating system, and are subject to the GNU General Public License. Pending litigation involving the SCO Group’s claim against IBM that Linux is an unauthorized derivative work of the UNIX® operating system, if it results in a ruling that users of Linux must pay royalties to SCO or others, could impede broader Linux adoption and could materially harm our ability to sell our products based on the Linux operating system. In addition, Microsoft has publicly claimed that Linux infringes 235 or more of Microsoft’s patents and has entered into transactions with Novell inc. and other Linux distributors under which the parties reportedly agree, among other things, not to sue each other’s customers for potential patent infringements related to Linux. It is possible that a party (including Microsoft) could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under the GNU General Public License. In addition, the GNU General Public License is a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation. Any ruling by a court that the Linux operating system or significant portions of it may not be copied, modified or distributed subject only to the minimal restrictions contained in these licenses, that users or distributors of Linux must pay royalties to Microsoft or others or that these licenses are not enforceable could also impede broader Linux adoption and materially harm our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their datacenter systems. The failure of our customers and potential customers to replace their legacy server systems and adopt open standard-based modular technologies could have a material adverse impact on our ability to maintain or generate additional revenues.

We rely primarily on our direct sales force to generate revenues, and may be unable to hire additional qualified sales personnel in a timely manner or retain our existing sales representatives.

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to continue to hire qualified sales personnel if we are to achieve our anticipated revenue growth. The competition for qualified sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past it has taken us up to six months to hire a qualified sales executive and it may take a newly-hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencement of the search to productivity in excess of one year. In addition, if we are unable to retain our existing sales personnel, our ability to maintain or grow our current level of revenues will be adversely affected. In addition, a large percentage of our revenue is generated from a small number of customers. If we are unable to retain the sales personnel who are responsible for those customer accounts, our business could be negatively impacted.

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

Our future success depends in large part upon the continued service of our executive management team and other key employees. We recently had several management changes, including the appointment of our chief executive officer, Mark Barrenechea at the end of April 2007 and departure of our former chief executive officer Tom Barton and our former executive vice president Todd R. Ford. In addition, Gautham Sastri who was our chief operating officer was named executive vice president, RapidScale. Changes in management can be disruptive within a company, which could negatively affect our operations, our culture and our strategic direction. Giovanni Coglitore, our chief technology officer and one of our founders, plays a key role in our future technology and product development and the service and support of our existing customers. All of our employees are “at will” and their employment can be terminated by us or them at any time. The failure of our management team to seamlessly manage the management transition, or the loss of services of any of these executives or of one or more other members of our executive management or sales team or other key employees could seriously harm our business. Competition for qualified executives is intense, particularly in Silicon Valley, and if we are unable to continue expanding our management team or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited.

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

We depend on our server products for the majority of our revenues. If the market acceptance of our compute server products does not continue, we may not be able to achieve or sustain our anticipated growth.

For fiscal 2006 and 2005, sales of our server compute products accounted for approximately 90% and 90%, respectively, of our revenues. In the first half of 2007, compute server products accounted for approximately 89% of our revenues. If our compute server products fail to maintain market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current server product lines, we may not grow our business and revenues as we expect. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

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

In December 2005, we identified potential state sales and use tax liabilities relating to prior year product sales to customers outside of California. At December 30, 2006, we estimated the gross tax liability to the states was $7.2 million which is shown in accrued sales and use tax. Also included in accrued sales and use tax as of December 30, 2006 is $4.2 million related to current sales and use tax payable. We also quantified the exposure relating to interest and estimated collection exposures and, accordingly, recorded a $0.7 million charge to general and administrative expense in the fiscal year ended December 30, 2006. For the six months ended June 30, 2007, the $7.2 million estimated gross tax liability was decreased by payments of $6.5 million, and increased by $0.7 million related to net accruals, to $1.4 million which was recorded in accrued sales and use tax. The increase in the estimated gross tax liability was a result of additional information received during the quarter relating to customers and their self assessment process. Accrued sales and use tax of $9.3 million includes current sales and use tax payable of $6.9 million in addition to the $1.4 million liability discussed above and accruals of $0.7 million and $0.3 million of sales and use tax related to a California and Washington sales and use tax, respectively. We received an initial estimated assessment in the six month ended June 30, 2007 related to its California Sales Tax audit. We also recorded a $1.9 million charge to general and administrative expense in the first half of 2007 related to additional accruals related to the prior year sales and use tax liabilities, California sales and tax audit and a reserve for Washington sales tax. We believe that we will recover certain sales tax from our customers, and accordingly have recorded a receivable for $5.0 million which is included in other current assets as of June 30, 2007.

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

Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates. We had no borrowings under our line of credit as of June 30, 2007. The annual interest rate on our credit facility is at prime or adjusted LIBOR plus 185 basis points. If and when we do enter into future borrowing arrangements or borrow under our existing revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales or have material purchase obligations outside of the United States and therefore do not generally have exposure to foreign currency exchange risks.

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2007, our cash equivalents consisted of money market funds in the amount of $31 million, and our short-term investments consisted of $138.7 million of debt securities with effective maturities of three months or less. As of December 30, 2006, our cash equivalents consisted of money market funds in the amount of $30.4 million, and our short-term investments consisted of $130.0 million of debt securities with effective maturities of three months and less. We do not hold short-term investments for trading purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio at December 30, 2006 and June 30, 2007. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. As of December 30, 2006 and June 30, 2007, we had minimal exposure on value added tax receivables denominated in the Euro.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), as of the close of the quarter ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and our operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Disclosure controls and procedures are controls and procedures designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2007.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

In September 2005, we filed suit against Super Micro Computer, Inc. in the United States District Court for the Northern District of California, claiming that Super Micro infringed two patents held by us. On May 1, 2007, we entered into a confidential settlement agreement with Super Micro and the case was dismissed on May 3, 2007. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business. We previously discussed this suit in our Annual Report on Form 10-K for the year ended December 30, 2006 and in our Quarterly on Form 10-Q for the quarter ended April 1, 2007. From time to time, we may be subject to various claims and legal actions arising in the ordinary course of business.

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

The risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2006, as filed with the SEC on February 28, 2007, have not substantively changed, except for as follows:

1.	The risk factors in Part I, Item 2 have been updated to include financial information for the second quarter of 2007;

2.	The risk factor “Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline” has been updated to present additional examples of factors that could cause our operating results to fluctuate and includes information regarding significant charge for excess and obsolete inventory recorded in the second quarter of 2007;

3.	The risk factor “If we are unable to protect our intellectual property adequately, we may not be able to compete effectively” has been updated to reflect the settlement of a patent litigation case;

4.	The risk factor “if we lose the services of one or more members of our current executive management team or other key employees, or if we are unable to attract additional executives or key employees, we may not be able to execute on our business strategy” has been revised to reflect recent management changes including the departure of our former CEO and President and the appointment of Mark J. Barrenechea as our new CEO;

5.	Since we are no longer separately report the amount of revenue recognized from the sales of our Foundation Series server products, the risk factor “We depend on our Foundation Series servers for the majority of our revenues. If the market acceptance of our Foundation Series servers does not continue, we may not be able to achieve or sustain our anticipated growth” has been modified to discuss our dependence on the sale and market acceptance of all of our server product lines; and

6.	The risk factor “Our business depends on decisions by potential customers to adopt our modular, open standard-based products and to replace their legacy server systems with our products, and they may be reluctant to do so, which would limit our growth” has been updated to reflect recent activity regarding Linux litigation and potential litigation.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 23, 2007 our stockholders approved the following items:

(a)	The election of the following individuals as directors of Rackable Systems.

	For	Withheld
Mark J. Barrenechea	22,753,053	1,458,581
Gary A. Griffiths	23,382,540	829,094
Charles M. Bosenberg	23,287,013	924,621
Hagi Schwartz	23,452,852	758,782
Ronald D. Verdoorn	23,453,327	758,307

(b)	The ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for Rackable Systems for the fiscal year ending December 31, 2007.

For	Against	Abstain
24,088,982	105,000	17,652

ITEM 6.	Exhibits

See Index to Exhibits following the signature page to this Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKABLE SYSTEMS, INC.

By:	/s/ Madhu Ranganathan
By:	Madhu Ranganathan
Chief Financial Officer
(Duly authorized and principal financial officer)

Dated: August 8, 2007

Exhibit Index

Number	Exhibit
2.1	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto. (8)

2.2	Agreement, dated April 3, 2007, between Rackable Systems, Inc. and Tumit Communications Inc., as the Selling Shareholders’ Agent, for the purchase of the DPE Assets.(9)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaw of Rackable Systems Inc (2)

4.1	Reference is made to Exhibits 3.1 and 3.2

10.1	Change in Compensation for Gautham Sastri (3)

10.2	Separation Agreement, dated May 15, 2007, by and between Rackable Systems, Inc. and Tom Barton.(4)

10.3	Separation Agreement dated May 23, 2007, between Rackable Systems Inc and Todd Ford (5)

10.4	Employment Agreement, dated May 24, 2007, between Rackable Systems Inc and Mark J. Barrenechea (6)

10.5	Form of 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.(7)

10.6	Cash compensation arrangements with the non-employee Directors.

10.7	Second Amendment to Employment Agreement, dated June 28, 2007, by and between Rackable Systems, Inc. and Giovanni Coglitore

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed as Exhibit 3.1 to Rackable Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 12, 2005, and incorporated herein by reference.
(2)	Filed as Exhibit 3.2 to Rackable Systems, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 8, 2007 and incorporated herein by reference.
(3)	Filed as the description in Item 5.02 of Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2007, and incorporated herein by reference.
(4)	Filed as the description in Rackable Systems, Inc.’s Current Reports on Form 8-K, as filed with the Securities and Exchange Commission on May 22, 2007, and incorporated herein by reference.
(5)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2007 and incorporated herein by reference.
(6)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 30, 2007, and incorporated herein by reference.
(7)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 8, 2007, and incorporated herein by reference.
(8)	Filed as Exhibit 2.1 to Rackable Systems, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 2.1 to Rackable Systems, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 9, 2007, and incorporated herein by reference.