Form 10-Q
period 2007-09-29
Rackable Systems, Inc.
filed 2007-11-08
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

(510) 933-8300

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

As of October 31, 2007, there were 29,486,547 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	September 29, 2007	December 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,146	$30,446
Short-term investments	140,610	130,025
Accounts receivable, net (includes balances from a related party, See Note 11)	67,883	104,070
Inventories, net	50,852	68,137
Deferred income taxes	1,829	7,408
Deferred cost of sales	117	2,375
Prepaids and other current assets	24,409	12,934

Total current assets	323,846	355,395
PROPERTY AND EQUIPMENT—Net	7,888	5,372
INTANGIBLE ASSETS—Net	20,169	14,007
GOODWILL	23,221	22,871
OTHER ASSETS	1,337	9,125

TOTAL	$376,461	$406,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,505	$61,102
Accrued expenses	14,316	19,894
Income taxes payable	44	247
Deferred revenue	4,698	5,972

Total current liabilities	81,563	87,215
DEFERRED INCOME TAXES	2,072	431
DEFERRED RENT	670	23
DEFERRED REVENUE	3,370	3,412

Total liabilities	87,675	91,081
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 120,000,000 shares authorized; 29,462,022 and 28,230,785 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively	29	28
Additional paid-in capital	434,468	411,118
Accumulated other comprehensive loss	(43)	(3)
Accumulated deficit	(145,668)	(95,454)

Total stockholders’ equity	288,786	315,689

TOTAL	$376,461	$406,770

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
REVENUE (includes revenue from a related party, See Note 11)	$87,243	$80,460	$241,505	$253,500
COST OF REVENUE	68,392	63,281	220,563	196,644

GROSS PROFIT	18,851	17,179	20,942	56,856

OPERATING EXPENSES:
Research and development	5,972	3,787	18,954	8,127
Acquired in-process research and development	—	2,840	—	2,840
Sales and marketing	7,978	7,014	25,102	18,309
General and administrative	7,590	6,487	28,491	14,600

Total operating expenses	21,540	20,128	72,547	43,876

INCOME (LOSS) FROM OPERATIONS	(2,689)	(2,949)	(51,605)	12,980

OTHER INCOME —Net	2,362	2,692	6,202	6,232

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT	(327)	(257)	(45,403)	19,212
INCOME TAX (PROVISION) BENEFIT	332	(132)	(5,197)	(8,303)

NET INCOME (LOSS)	$5	$(389)	$(50,600)	$10,909

NET INCOME (LOSS) PER SHARE
Basic	$0.00	$(0.01)	$(1.77)	$0.41

Diluted	$0.00	$(0.01)	$(1.77)	$0.39

SHARE USED IN NET INCOME (LOSS) PER SHARE
Basic	29,124,546	27,812,158	28,636,658	26,593,157

Diluted	29,317,375	27,812,158	28,636,658	28,228,922

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 29, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(50,600)	10,909
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,007	2,203
Impairment loss on fixed assets	188	—
Provision for doubtful accounts receivable, net of writeoffs	264	20
Deferred income taxes	14,740	2,415
Write-off of acquired in-process research and development	—	2,840
Stock-based compensation	19,132	12,968
Changes in operating assets and liabilities:
Accounts receivable	35,923	(12,968)
Inventories	17,375	(6,379)
Deferred cost of sales	2,226	7,995
Prepaids and other assets	(11,517)	(13,122)
Accounts payable	1,245	17,125
Sales tax payable	(1,677)	—
Accrued expenses	(3,253)	3,685
Income taxes payable	436	(3,179)
Deferred revenue	(1,316)	(5,848)

Net cash provided by operating activities	28,173	18,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(485,552)	(384,547)
Proceeds from sales and maturities of marketable securities	475,001	231,795
Cash paid in Terrascale acquisition, net of cash acquired	(350)	(30,010)
Purchases of property and equipment	(4,080)	(2,688)
Expenditures for intangibles	(9,122)	(127)

Net cash used in investing activities	(24,103)	(185,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit of stock options exercised	(430)	12,935
Repurchased restricted stock	(245)	—
Proceeds from issuance of common stock upon ESPP purchase	1,843	1,542
Proceeds from issuance of common stock upon exercise of stock options	2,537	2,900
Proceeds from issuance of common stock upon follow on offering—net of issuance costs	—	138,452

Net cash provided by financing activities	3,705	155,829

Effect of exchange rate changes on cash and cash equivalents	(75)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,700	(11,084)
CASH AND CASH EQUIVALENTS—Beginning of period	30,446	29,099

CASH AND CASH EQUIVALENTS—End of period	$38,146	$18,015

NON CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset expenditures in accounts payable	$158	$—

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,133	$6,035

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with the generally accepted accounting principles in the United States of America (“US GAAP”) have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 30, 2006, which are included in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows for the periods indicated.

The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, accrued warranty, reserves for uncertain tax positions and estimated fair values of stock options) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. These estimates and judgments are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances, as well as management’s knowledge about current events and expectation about actions that the Company may undertake in the future. Actual results could differ materially from those estimates.

The Company uses a 52 week calendar fiscal year, with each fiscal quarter consisting of 13 weeks. The latest fiscal year ended on December 30, 2006. The third quarter of fiscal 2006 ended on September 30, 2006 and the third quarter of fiscal 2007 ended on September 29, 2007.

The Company’s critical accounting policies, significant judgments and estimates are discussed in its Annual Report on Form 10-K for its fiscal year ended December 30, 2006. Except for the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, there have been no significant changes. (See Note 6.)

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective beginning July 1, 2008. The Company is evaluating the potential impact of the adoption of SFAS 157 on the Company’s financial position, cash flows or results of operations.

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

In March 2007, the FASB issued EITF Abstract 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities, which is effective for fiscal years beginning after December 15, 2007. This abstract requires that non-refundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. The Company is currently evaluating the potential impact of this statement.

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

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Numerators:
Net income (loss)	$5	$(389)	$(50,600)	$10,909

Denominators:
Weighted-average common shares outstanding	29,125	27,812	28,637	26,593

Weighted-average shares - Basic	29,125	27,812	28,637	26,593
Dilutive effect of employee stock options	146	1,319	555	1,634
Dilutive effect of employee stock purchase plan	34	—	86	—
Dilutive effect of unvested restricted stock awards	12	1	26	2

Weighted-average shares - Diluted	29,317	29,132	29,304	28,229

Net income (loss) per common share - Basic	$0.00	$(0.01)	$(1.77)	$0.41

Net income (loss) per common share - Diluted	$0.00	$(0.01)	$(1.77)	$0.39

Common equivalent shares issuable upon exercise of all options, employee stock purchase plan and unvested restricted stock awards (restricted stock awards and restricted stock unit awards that are settled in stock) have not been included in the calculation of diluted loss per share because they would have been anti-dilutive for the nine months ended September 29, 2007 and for the three months ended September 30, 2006.

4. SHORT-TERM INVESTMENTS

Short-term investments consist of investments in marketable debt securities, primarily U.S. Agency Notes, Municipal Bonds and Commercial Papers. At September 29, 2007 and December 30, 2006, all of the marketable debt securities were classified as available-for-sale and were carried at fair market value. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive loss.

5. BALANCE SHEET COMPONENTS

Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Accounts receivable	$68,475	$104,398
Allowance for doubtful accounts	(592)	(328)

Total accounts receivable, net	$67,883	$104,070

Inventories

Inventories consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Finished goods	$4,440	$4,129
Evaluation units, net	1,393	1,758
Work in process	12,593	10,894
Raw materials	32,426	51,356

Total inventories, net	$50,852	$68,137

The Company recorded write downs of excess and obsolete inventory totaling $682,000 and $21.5 million in the three and nine months ended September 29, 2007, respectively. The Company recorded write downs of excess and obsolete inventory totaling $250,000 and $782,000 in the three and nine months ended September 30, 2006, respectively. In the three months ended September 29, 2007, the Company recorded a benefit of $2.6 million from the sale of previously written down excess and obsolete inventory.

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Leasehold improvements	$1,483	$643
Manufacturing equipment	2,836	1,711
Furniture and fixtures	1,113	376
Computer equipment	6,333	4,229
Construction in progress	302	711
Vehicles	118	118

	12,185	7,788
Less accumulated depreciation and amortization	(4,109)	(2,416)
Less impairment	(188)	—

Property and equipment, net	$7,888	$5,372

Depreciation and amortization of property and equipment totaled $754,000 and $356,000 for the three months ended September 29, 2007 and September 30, 2006, respectively. Depreciation and amortization of property and equipment totaled $2.0 million and $923,000 for the nine months ended September 29, 2007 and September 30, 2006, respectively.

Intangible Assets, net

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s intangible assets (dollars in thousands):

	Useful Life (years)	December 30, 2006	Additions	Amortization	September 29, 2007
Rackable Systems
Patents	5	$1,180	$73	$(764)	$489
Customer list	5	543	—	(418)	125
Other intangibles	3	16	—	(6)	10

		1,739	73	(1,188)	624
Terrascale Acquisition
Existing technology	7	7,894	9,050	(1,529)	15,415
Customer relationships	4	584	—	(119)	465
Maintenance contracts	6	33	—	(5)	28
Non-compete agreements	2	270	—	(120)	150

		10,520	9,123	(2,961)	16,682

Tradename - not amortizable		3,487	—	—	3,487

Total		$14,007	$9,123	$(2,961)	$20,169

In the three months ended September 29, 2007 and September 30, 2006, amortization of intangible assets was $1.1 million and $521,000, respectively. In the nine months ended September 29, 2007 and September 30, 2006, amortization of intangible assets was $3.0 million and $1.3 million, respectively. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that the annual amortization of acquired intangible assets will be as follows (in thousands):

Total
2007 (remainder)	$1,052
2008	2,875
2009	2,757
2010	2,612
2011 and beyond	7,386

Total amortization	$16,682

Goodwill

Goodwill consists of the excess cost related to the acquisition of the Company in December 2002, and Terrascale in September 2006, as follows (in thousands):

	Rackable	Terrascale	Total
Balance as of December 30, 2006	$2,820	$20,051	$22,871
Adjustments to goodwill	—	350	350

Balance as of September 29, 2007	$2,820	$20,401	$23,221

The Company completed its annual test of impairment in September 2007 and concluded its goodwill asset had not been impaired. In the nine months ended September 29, 2007, the Company recorded an increase to goodwill related to the Terrascale acquisition totaling $350,000.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Accrued sales and use tax	$3,302	$11,367
Accrued payroll and related expenses	4,266	3,967
Accrued loss on purchase commitments	2,427	—
Accrued commission	1,611	2,384
Accrued warranty	1,614	868
Other accrued expenses	1,096	1,308

Total accrued expenses	$14,316	$19,894

In December 2005, the Company identified potential state sales tax and use tax liabilities relating to prior year product sales to customers outside of California. In fiscal year 2006, the Company was notified by the State of California of their intent to conduct a routine sales and use tax audit. At December 31, 2006 the gross tax liability for these two items was estimated at $7.2 million.

In the nine months ended September 29, 2007, the Company made payments of $9.4 million to the various states and California, and accrued an additional $3.0 million. The additional accrual was a result of additional information received from customers during the nine months ended September 29, 2007, relating to the tax disposition of their transactions with the Company in the various states and California.

The Company believes that it will recover a portion of the sales tax paid to the various states and California from their customers. Accordingly, a current asset was recorded at December 31, 2006 of $6.5 million. As of September 29, 2007, the balance of the current asset was $4.4 million. All amounts which the Company believes were not recoverable were charged directly to general and administrative expenses.

As part of the Company’s assessment of excess and obsolete inventory, a loss accrual of $2.7 million was recorded for non cancellable purchase order commitments at June 30, 2007. The remaining balance of this accrual as of September 29, 2007 was $ 2.4 million.

Accumulated Other Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

Accumulated Other Comprehensive Loss
Balance as of December 30, 2006	$(3)
Change in unrealized loss on investments	34
Change in cummulative translation adjustment	(74)

Balance as of September 29, 2007	$(43)

6. INCOME TAXES

The income tax (benefit)/provision recorded for the three and nine months ended September 29, 2007 was ($0.3) million and $5.2 million, respectively. The income tax provision for the nine months ended September 29, 2007 includes $13.2 million of charges relating to increases in the valuation allowance for deferred tax assets. During the nine months ended September 29, 2007, the Company revised its assessment of the realizability of its deferred tax assets due to significant year-to-date and anticipated losses before income tax provision for the twelve months ended December 29, 2007. As a result, management of the Company in applying the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), concluded that it was more likely than not those net deferred tax assets in excess of amounts recoverable through loss carry-backs would not be realizable. The $13.2 million of discrete charges for the increase in valuation allowance were partially offset by a $215,000 tax benefit resulting from the reversal of a liability previously recorded for an uncertain tax position and related accrued interest as a result of a tax audit settled in the nine months ended September 29, 2007. Excluding discrete charges, the annual effective tax rate used to record income tax benefits for losses incurred by the Company for the nine months ended September 29, 2007 is less than the combined federal and state statutory rate primarily due to increases in the valuation allowance for deferred tax assets attributable to current year losses that exceed recoverable income taxes.

The tax provision recorded for the three and nine months ended September 30, 2006 was $132,000 and $8.3 million, respectively. The effective tax rate for the nine months ended September 30, 2006 differed from the combined federal and state statutory rate primarily due to certain stock compensation expenses for which deferred tax assets could not be recorded in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).

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

During the nine months ended September 29, 2007, the Internal Revenue Service completed its examination of the Company’s 2004 tax federal income tax return with no changes to the return. The Company recorded a $215,000 income tax benefit related to the reversal of previously recorded uncertain tax positions and accrued interest. The Company’s Canadian subsidiary was also recently notified that it will be subject to audit by the Quebec tax authorities for the 2003 to 2005 pre-acquisition tax years. There is no unrecognized tax benefit associated with Canadian federal or provincial income taxes.

7. ACQUISITION

In September 2006, the Company completed its acquisition of Terrascale Technologies, Inc. (“Terrascale”). The total consideration was $39.4 million, which included $1.5 million related to a loan made to Terrascale prior to closing. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), and accordingly the Company’s consolidated financial statements from September 8, 2006 include the impact of the acquisition. The total consideration included $7.8 million of contingent consideration recorded as compensation expense which vests based upon continued employment and will be paid out to continuing employees over the third through eighth quarters following the closing of the acquisition. Terrascale stock options were exchanged in the acquisition and became options to purchase 30,419 shares of Rackable Systems common stock at an exercise price of $5.86 per share and a fair value of $647,000.

The total adjusted purchase price as of September 29, 2007 was $33.4 million (the total consideration of $39.4 million plus $2.2 million of acquisition related expenses less $7.8 million of contingent consideration and approximately $317,000 related to the fair value of unvested and unearned stock options, discussed above) was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The valuation of the identifiable intangible assets acquired was prepared based on management’s estimates and assumptions. The following table summarizes the allocation of the total adjusted purchase price, as of the date of the acquisition (in thousands):

Current assets	$2,235
Property and equipment	195
In-process research and development	2,840
Amortizable intangible assets:
Existing technology	8,256
Customer relationships	633
Contract backlog and maintenance contracts	263
Non-competition agreements	319
Goodwill	20,401

Total assets acquired	35,142
Current liabilities	1,197
Long-term liabilities	514

Total liabilities assumed	1,711

Net assets acquired	$33,431

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

The following unaudited pro forma consolidated financial data represents the combined results of operations as if Terrascale’s business had been combined with the Company at the beginning of the respective period. This pro forma financial data includes the straight line amortization of intangibles over their respective estimated useful lives (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenue	$80,624	$253,956
Operating income (loss)	$(960)	$12,684
Net income	$1,532	$10,408

Basic income per share	$0.06	$0.39
Diluted income per share	$0.05	$0.37

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

8. STOCK-BASED COMPENSATION

The Company’s equity plans provide for the grant of stock options, employee stock purchase and stock awards. The stock awards are primarily restricted stock awards and restricted stock unit awards that are settled in stock.

Tender Offer

On June 11, 2007, the Company filed a tender offer on Schedule TO (“Tender Offer”) with the SEC under which holders of options with exercise prices greater than $16.00 per share could tender their options in exchange for restricted stock unit awards granted under the 2005 Equity Incentive Plan based upon the following exchange ratios:

Exercise Price Range	Stock Option Shares per Restricted Stock Unit
$16.00-$24.99	2 to 1
$25.00-$34.99	3 to 1
$35.00 and above	3.5 to 1

The restricted stock unit awards are subject to vesting in equal quarterly installments through August 15, 2009 (if the grant date of the option being tendered was prior to October 1, 2006) or August 15, 2010 (if the grant date of the option being tendered was after October 1, 2006). The tender offer provided that the option holder could and must submit their election to participate in the tender offer no later than July 10, 2007, and could amend their election up to that date. Furthermore, the Company could at its sole discretion amend, extend or withdraw the tender offer at anytime prior to closing.

The Company completed the Tender Offer on July 10, 2007. As a result, the Company accepted for exchange options to purchase an aggregate of 2,238,883 shares of the Company’s common stock from 187 eligible participants, representing 87% of the shares subject to options that were eligible to be exchanged in the Offer to Exchange as of May 31, 2007. Upon the terms and subject to the conditions set forth in the Tender Offer to Exchange, the Company issued restricted stock unit awards covering an aggregate of 893,828 shares of the Company’s common stock in exchange for the options surrendered pursuant to the Tender Offer to Exchange.

The fair value of the restricted stock unit awards was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the restricted stock unit awards on July 10, 2007, the date of cancellation. The incremental compensation cost was measured as the excess of the fair value of the restricted stock unit awards over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The incremental cost of the 893,828 restricted stock unit awards was $145,000. The unrecognized compensation costs of the 2,238,883 options cancelled were $17.1 million. The total fair value of the restricted stock unit awards on July 10, 2007 was $17.2 million and these costs will be amortized over the service period of the restricted stock unit awards. The service period of the restricted stock unit awards is longer than the service period of the options tendered.

Determining Fair Value

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
		(Restated)		(Restated)
Option Plan Shares

Expected term (in years)	5.7	5.7	5.4	5.6
Volatility	58%	63%	60%	60%
Expected dividend	—	—	—	—
Risk-free interest rate	4.6%	4.9%	4.7%	4.8%
Estimated annual forfeitures	10.5%	8.3%	10.5%	8.3%
Weighted-average fair value	$7.42	$16.50	$9.33	$18.81

ESPP Shares

Expected term (in years)	1.25	1.25	1.25	1.25
Volatility	49%	58%	50%	54%
Expected dividend	—	—	—	—
Risk-free interest rate	4.4%	5.0%	4.5%	4.9%
Weighted-average fair value	$4.63	$8.15	$4.95	$11.02

The computation of expected life for the three and nine months ended September 29, 2007 is based on an analysis of the relevant industry sector post-vest termination rates and the exercise factors. The expected volatility is based on a combination of the implied and historical volatility for both the Company and its peer group. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities. The estimated forfeiture rate was based on an analysis of the relevant industry sector pre-vest termination rate, as the Company believes that its historical forfeiture rates are not representative of future expectations, given that a substantial portion of the Company’s stock options were granted subsequent to its initial public offering in June 2005.

Net cash proceeds from the exercise of stock options were $405,000 and $2.5 million for the three and nine months ended September 29, 2007 respectively, and $660,000 and $2.9 million for the three and nine months ended September 30, 2006 respectively.

Stock Compensation Expense

Stock Compensation Expense— The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Cost of revenue	$455	$1,016	$1,867	$2,541
Research and development	892	1,518	3,789	3,002
Selling and marketing	1,036	1,824	4,671	4,048
General and administrative	2,543	1,713	8,805	3,377

Total	$4,926	$6,071	$19,132	$12,968

As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Option, Restricted Stock Award and Restricted Stock Unit Award Activity

A summary of stock option activity for the nine months ended September 29, 2007 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Balance at December 30, 2006	4,773,471	$20.79
Options granted	3,006,081	$16.29
Options exercised	(880,022)	$2.88	n/a
Options cancelled	(4,111,387)	$26.29	n/a

Balance at September 29, 2007	2,788,143	$13.45	9.02	$2,881,477

Vested and expected to vest at September 29, 2007	2,394,015	$13.47	9.02	$2,605,975

Exercisable at September 29, 2007	485,336	$14.30	8.05	$968,622

The weighted-average grant-date fair value of options granted during the nine months ended September 29, 2007 was $9.33 per share. The total intrinsic value of options exercised during the nine months ended September 29, 2007 was $10.1million. At September 29, 2007, there was $19.4 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.79 years.

The following table summarizes the Company’s restricted stock award activity for the nine months ended September 29, 2007:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 30, 2006	120,000	$27.36
Awarded	343,040	17.03
Vested	(53,345)	19.64
Forfeited	(139,378)	27.35

Balance at September 29, 2007	270,317	$15.78

At September 29, 2007, there was $5.8 million of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.34 years.

The following table summarizes the Company’s restricted stock unit award activity for the nine months ended September 29, 2007:

	Unvested Restricted Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 30, 2006	—	$—
Awarded	984,453	18.69
Vested	—	—
Forfeited	(72,043)	18.53

Balance at September 29, 2007	912,410	$18.70

At September 29, 2007, there was $13.9 million of total unrecognized compensation cost related to restricted stock unit awards. That cost is expected to be recognized over a weighted average period of 1.69 years.

At September 29, 2007, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP but not yet recognized was approximately $1.4 million. This cost will be amortized on a straight-line basis over periods of up to two years.

The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP during the nine months ended September 29, 2007.

Purchase date	August 14, 2007	February 14, 2007
Shares issued	75,679	91,155

Weighted-average purchase price per share	$10.28	$11.68

9. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single reportable segment. Revenue from both domestic and international customers and on a percentage basis by country (based on the ship to address of the customer on the invoice) was as follows (in thousands, except percentage amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Domestic revenue	$75,999	$78,718	$224,644	$230,997
International revenue	11,244	1,742	16,861	22,503

Total revenue	$87,243	$80,460	$241,505	$253,500

Revenue by country:
United States	87%	98%	93%	91%
Ireland	6%	—	2%	6%
Others	7%	2%	5%	3%

Total	100%	100%	100%	100%

Revenue for the high-density compute server and high-capacity storage system, including RapidScale products, for the three and nine months ended September 29, 2007 and September 30, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Compute servers	$81,359	$67,674	$218,713	$225,067
Storage systems	5,884	12,786	22,792	28,433

Total revenue	$87,243	$80,460	$241,505	$253,500

Revenue from customers representing 10% or more of total revenue was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Customer A	29%	28%	31%	31%
Customer B	*	22%	14%	28%
Customer C	21%	*	15%	*
Customer D	11%	*	*	*

*	- less than 10%

Accounts receivable from two customers accounted for 35% and 24% of total accounts receivable at September 29, 2007 and 42% and 20% of total accounts receivable at December 30, 2006.

Over 90% of the Company’s property and equipment are located in the United States at September 29, 2007 and December 30, 2006.

10. COMMITMENTS AND CONTINGENCIES

Product Warranty—Rackable Systems’ warranty period for its products is generally one to three years. Rackable Systems accrues for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon Rackable Systems’ historical experience and is included in accrued expenses and cost of revenue. The amounts charged and accrued against the warranty reserve for three and nine months ended September 29, 2007 and September 30, 2006, respectively were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Balance—beginning of period	$1,386	$826	$868	$726
Current period accrual	836	436	2,149	1,503
Warranty expenditures charged to accrual	(608)	(402)	(1,403)	(1,369)

Balance—end of period	$1,614	$860	$1,614	$860

Lease Commitment—The Company has leases for its office, manufacturing and warehousing facilities. The total future minimum lease payments amount to $9.9 million over the lease term.

Purchase Obligations—The Company had $57.0 million of purchase obligations at September 29, 2007. These obligations relate to normal, ongoing purchases in which the Company has guaranteed payment to ensure availability of raw materials. The Company expects to receive consideration for these purchase obligations in the form of materials. These purchase obligations do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated.

Line of Credit—The Company had a line of credit agreement (“LOC”) with a bank that provided for borrowings not to exceed $25.0 million and the LOC expired on September 29, 2007. There were no borrowings under the LOC at September 29, 2007 when the LOC expired.

Indemnification Agreements— The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including but not limited to product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications are outstanding as of September 29, 2007. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of September 29, 2007.

General—From time to time, the Company is party to certain other claims and legal proceedings that arise in the course of business. There are no such matters at September 29, 2007 which, in the opinion of management, will have a material adverse effect on the Company’s financial position or results of operations.

11. RELATED PARTY TRANSACTIONS

Gary A. Griffiths, a member of the Company’s Board of Directors since November 2004, is also the President of Products for WebEx Communications, Inc, (“WebEx”), a Cisco Systems, Inc. company, a provider of web-based conferencing solutions. WebEx is a customer of and a supplier to the Company. Revenue from WebEx was $481,297 in the nine months ended September 29, 2007 and $2.4 million in the nine months ended September 30, 2006. At September 29, 2007, $280,497 was outstanding and included in accounts receivable and at December 30, 2006, $10,742 was outstanding and included in accounts receivable.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, as well as in Item 1A, Part II “Risk Factors” in this Form 10-Q. Generally, the words “anticipate,” “expect,” “intend,” “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Form 10-Q are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 30, 2006, contained our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

Company Overview

We develop market and sell server and storage systems designed for large-scale data center deployments. In the past few years, enterprises have begun to deploy large-scale computing and storage farms by aggregating large numbers of relatively inexpensive, open-standard modular computing and storage systems. These systems typically run low-cost operating systems such as Linux and Windows and, we believe, enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide enterprises with greater flexibility and scalability.

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques, modular data center technology, and hardware-based remote management technology. Our compute servers use our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. We also offer standard-depth compute servers to our customers. Sales of our compute servers in the nine months ended September 29, 2007 and September 30, 2006 accounted for 91% and 89% of our total revenue, respectively. We also offer high-capacity storage systems and our Rapidscale clustered storage line, which leverage many of our core server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. Our storage products represented approximately 9% and 11% of our total revenue for the nine months ended September 29, 2007 and September 30, 2006, respectively. We market our systems primarily through our direct sales force predominantly to enterprises within the United States. In the nine months ended September 29, 2007 and September 30, 2006, international revenues were 7% and 9% of our total revenues respectively. We are still in the early stages of developing an international sales and operational presence, focusing initially on Europe and China. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens or hundreds of terabytes of storage per year. To date, we have sold our products to over 300 customers. We have concentrated our marketing efforts on leading internet companies, as well as customers with high-performance computing requirements in vertical markets such federal government, media, financial services, oil and gas exploration, and enterprise software.

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

Terrascale Acquisition

On September 8, 2006, we completed our acquisition of Terrascale. Terrascale is a provider of a clustered file system solution enabling high performance input/output connectivity between servers and commodity-based storage subsystems. The total consideration was $39.4 million including $7.8 million which will be accounted for as compensation expense. In April 2007, we also acquired all of the rights to certain technology for a payment of $9.1 million to the former shareholders of Terrascale. (See Note 7 of the condensed consolidated financial statements.)

Tender Offer

On July 10, 2007, we completed the Tender Offer to exchange 2,238,883 employee stock options for 893,828 restricted stock unit awards. (See Note 8 of the condensed consolidated financial statements.) The incremental accounting charge for the restricted stock unit awards was $145,000. The unrecognized compensation costs of the options cancelled were $17.1 million. The total value of the restricted stock unit awards on July 10, 2007 was $17.2 million and these costs will be amortized over the service period of the restricted stock unit awards. The vesting period of the restricted stock unit awards is longer than the remaining vesting period of the options tendered.

Fiscal Periods

The third quarter of our 2006 fiscal year ended on September 30, 2006. The third quarter of our 2007 fiscal year ended on September 29, 2007. The last quarter of our 2006 fiscal year ended on December 30, 2006.

Critical Accounting Policies

Our critical accounting policies are discussed in our Annual Report on Form 10-K for our fiscal year ended December 30, 2006. Except for the adoption of the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, there have been no significant changes. (See Note 6 of the condensed consolidated financial statements.)

Significant Judgments and Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities (including inventory valuation, accounts receivable valuation, accrued warranty, reserves for uncertain tax positions and estimated fair values of stock options) and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. These estimates and judgments are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, as well as management’s knowledge about current events and expectation about actions that we may undertake in the future. Actual results could differ materially from those estimates.

Results of Operations

The following table sets forth our financial results, as a percentage of revenue, for the three and nine months ended September 29, 2007 and September 30, 2006.

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	78.4	78.6	91.3	77.6

Gross margin	21.6	21.4	8.7	22.4

Operating expenses:
Research and development	6.9	4.7	7.9	3.2
Acquired in-process research and development	—	3.5	—	1.1
Sales and marketing	9.1	8.7	10.4	7.2
General and administrative	8.7	8.1	11.8	5.8

Total operating expenses	24.7	25.0	30.1	17.3

Income (loss) from operations	(3.1)	(3.6)	(21.4)	5.1

Other income (expense), net	2.7	3.3	2.6	2.5

Income (loss) before income tax (provision) benefit	(0.4)	(0.3)	(18.8)	7.6
Income tax (provision) benefit	0.4	(0.2)	(2.2)	(3.3)

Net income (loss)	0.0%	(0.5)%	(21.0)%	4.3%

Comparison of the three and nine months ended September 29, 2007 and September 30, 2006

Revenue.

	Three months ended		Change		Nine months ended		Change
	September 29, 2007	September 30, 2006	$	%	September 29, 2007	September 30, 2006	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$87,243	$80,460	$6,783	8%	$241,505	$253,500	$(11,995)	(5%)

The increase in revenue for the three months ended September 29, 2007 as compared to the three months ended September 30, 2006 was due to compute server revenue increasing by $13.7 million due to a 23% increase in the sale of compute server units, partially offset by a 2% decrease in average selling price. The increase in sale of compute server units was primarily driven by a higher demand from our historic top three customers. The decrease in average selling price was a result of our response to aggressive pricing from our competitors. Storage server revenue decreased $6.9 million due to a 58% decrease in the sale of storage server units partially offset by a 9% increase in the average selling price of storage server units. The increase in the average selling price of storage server units was primarily due to changes in customer mix. In the three months ended September 29, 2007, revenue from our historic top three customers was approximately 57% of revenue as compared to 52% of revenue in the three months ended September 30, 2006.

The decline in revenue for the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006 was due to the fact that although sale of compute server units increased by 6%, compute server revenue decreased by $6.4 million due to an 8% decrease in average selling price. This was primarily driven by a higher demand from customers other than our historic top three customers. The decrease in average selling price was a result of our response to aggressive pricing from our competitors. Storage server revenue decreased $5.6 million due to a 24% decrease in the sale of storage server units partially offset by a 5% increase in the average selling price of storage server units. The increase in the average selling price of storage server units was primarily due to changes in customer mix. In the nine months ended September 29, 2007, the percentage of revenue from our historic top three customers decreased to 60% of revenues as compared to 66% of revenue in the nine months ended September 30, 2006.

We continue to expect revenue growth during the remainder of fiscal year 2007. We also believe the concentration of revenue from our key customers will continue during this period.

Cost of revenue and gross profit (loss).

	Three months ended		Change		Nine months ended		Change
	September 29, 2007	September 30, 2006	$	%	September 29, 2007	September 30, 2006	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$68,392	$63,281	$5,111	8%	$220,563	$196,644	$23,919	12%
Gross profit	$18,851	$17,179	$1,672	10%	$20,942	$56,856	$(35,914)	(63)%
Gross margin	21.6%	21.4%	n/a	1%	8.7%	22.4%	n/a	(61)%

The primary factors that impacted gross profit in the three months ended September 29, 2007 as compared to the three months ended September 30, 2006 were:

•	the use of previously written down components in sales in the three months ended September 29, 2007, resulted in a benefit of $2.6 million ; and

•

offset by significantly lower average prices on sales to our top three customers as a result of our response to aggressive pricing from our competitors and lower absorption of manufacturing infrastructure put in place in the fourth quarter of 2006.

The primary factors that impacted gross profit in the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006 were:

•

in the nine months ended September 29, 2007, we recorded a $21.5 million expense, or 9% of revenue, related to the write down of excess and obsolete inventory as compared to $782,000, or less than 1% of revenue, in the nine months ended September 30, 2006. The vast majority of this consisted of a $20.6 million write down of excess and obsolete inventory that we recorded in the three months ended June 30, 2007 resulting primarily from a customer-driven technology platform shift from AMD and Intel, and next generation power supplies. This was partially offset by a benefit of $2.6 million from the use of a portion of this previously written down inventory in the nine months ended September 29, 2007; and

•

gross profit in the nine months ended September 29, 2007, was negatively impacted as a result of our response to aggressive pricing in our top three customers and lower absorption of manufacturing infrastructure put in place in the fourth quarter of 2006.

We believe that, in a very fast changing and competitive technology market, we will continue to record write downs of excess and obsolete inventory. A significant change in technology can create additional future exposures, particularly in components that have extremely long lead time. We expect to see continued aggressive pricing from our competitors, particularly at our three largest customers. This will likely negatively impact our gross margin in future periods. In addition, in the event that any of our suppliers raise prices to us, we expect that we may not be able to pass all these increases in costs on to customers, which would decrease our gross margins. Further, gross profit will be impacted by changes in levels of sales because our fixed and semi-variable costs do not vary directly with fluctuations in sales.

Operating expenses.

	Three months ended		Change		Nine months ended		Change
	September 29, 2007	September 30, 2006	$	%	September 29, 2007	September 30, 2006	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Research and development	$5,972	$3,787	$2,185	58%	$18,954	$8,127	$10,827	133%
In-process research and development	$—	$2,840	$(2,840)	(100)%	$—	$2,840	$(2,840)	(100)%
Sales and marketing	$7,978	$7,014	$964	14%	$25,102	$18,309	$6,793	37%
General and administrative	$7,590	$6,487	$1,103	17%	$28,491	$14,600	$13,891	95%

Research and development expense. The increase in research and development expense to support existing products and develop new technologies in the three months ended September 29, 2007 as compared to the three months ended September 30, 2006, consisted primarily of:

•

an increase of $700,000 in compensation related expense primarily related to the addition of nine personnel, and related recruiting costs, partially offset by a decrease of $626,000 in stock-based compensation expense primarily as a result of the tender offer;

•	Terrascale acquisition-related contingent employment bonus of $1.3 million;

•	an increase of $561,000 in amortization of intangible assets, primarily related to the Terrascale acquisition; and

•	an increase of $199,000 in facilities, facilities related and depreciation expense largely driven by personnel additions and the Terrascale acquisition.

The increase in research and development expense in the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006 consisted of:

•

an increase of $2.6 million in compensation related expense primarily related to the addition of nine personnel, and related recruiting costs, increased bonus and increased severance expenses incurred;

•	Terrascale acquisition-related contingent employment bonus of $3.9 million;

•	an increase of $1.6 million in amortization of intangible assets, primarily related to the Terrascale acquisition;

•	an increase of $786,000 in stock-based compensation expense as a result of option and award grants to new and existing employees, partially offset by the effect of tender offer;

•	an increase of $1.2 million in facilities, facilities related and depreciation expense largely driven by personnel additions and the Terrascale acquisition; and

•	professional services and consultants expenses incurred to augment our internal engineering staff increased $835,000.

We expect to continue to increase spending in research and development to support our current products and to develop new products and technologies.

In-process research and development expense. The $2.8 million decrease in the three and nine months ended September 30, 2006 is related to the write-off of in-process research and development as a result of the Terrascale acquisition.

Sales and marketing expense. The increase in sales and marketing expenses for the three months ended September 29, 2007 as compared to the three months ended September 30, 2006 was primarily attributable to the following:

•

an increase of $588,000 in compensation related expense primarily related to the addition of ten personnel, and related recruiting costs. In addition, commission expense increased $383,000 because of changes to the 2007 commission plan. However, these increases were partially offset by a decrease of $789,000 of stock-based compensation expense primarily as a result of the tender offer;

•	an increase of $191,000 as a result of write downs of evaluation inventory due to an increase in the number of evaluation units at customers;

•	expenses related to advertising, trade shows, public relations and consultants to promote product awareness increased $331,000; and

•	an increase of $251,000 in facilities, facilities related and depreciation expense largely driven by personnel additions.

The increase in sales and marketing expenses in the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006 was due primarily to:

•

an increase of $2.5 million in compensation related expense primarily related to the addition of ten personnel, and related recruiting costs. In addition, commission expense increased $900,000 because of changes to the 2007 commission plan;

•	an increase of $623,000 in stock-based compensation expense as a result of option and award grants to new and existing employees partially offset by the effect of tender offer;

•	an increase of $1.4 million as a result of write downs of evaluation inventory due to higher evaluation units at customers;

•	expenses related to advertising, trade shows, public relations and consultants to promote product awareness increased $598,000; and

•	an increase of $660,000 in facilities, facilities related and depreciation expense largely driven by personnel additions.

We expect that sales and marketing expenses will continue to increase in absolute dollars as we intend to expand our sales force and increase market awareness for our products.

General and administrative expense. The increase in general and administrative expense for the three months ended September 29, 2007 as compared to the three months ended September 30, 2006 was due to the following factors:

•

an increase in headcount of ten employees to support our growth and additional public company competencies increased compensation, compensation related and recruiting costs by $140,000. In addition, expenses related to bonus and severance increased by $267,000;

•	an increase of $817,000 in stock-based compensation expense as a result of option and award grants to new and existing employees partially offset by the effect of tender offer;

•

an increase in taxes and fees of $805,000 resulting primarily from settlement of a California state sales and use tax audit. However, these expenses were more than offset by the decrease of $1.3 million in legal expense and other professional services due to lower expenses related to implementation of Sarbanes Oxley; and

•	an increase of $288,000 in facilities, facilities related and depreciation expense largely driven by personnel additions.

The increase in general and administrative expenses in the nine months ended September 29, 2007 as compared to the nine months ended September 30, 2006 was due to the following:

•

an increase in headcount of ten employees to support our growth and additional public company competencies; increased compensation, compensation related and recruiting costs by $1.5 million. In addition, there was an increase of $917,000 in severance expenses primarily related to the former CEO and former President;

•	an increase of $5.4 million in stock-based compensation expense as a result of option and award grants to new and existing employees partially offset by the effect of tender offer;

•

an increase of $666,000 for legal, audit and professional services fees, primarily related to legal fees incurred in connection with the SuperMicro patent litigation resolved in the second quarter of 2007;

•	a $714,000 charge related to the settlement of two customer disputes;

•	an accrual of approximately $2.9 million primarily associated with delinquent sales and use tax filings in 17 states and a California sales and use tax audit;

•	an increase in the allowance for bad debts of $222,000;

•	an increased general insurance expense of $126,000 due primarily to increased property and inventory exposures;

•

an increase of $171,000 for material, small tools and equipment expense, software and networks related costs primarily due to infrastructure improvements. In addition there was an increase of $187,000 for contributions and other costs; and

•	an increase of $1.1 million in facilities, facilities related and depreciation expense largely driven by personnel additions.

We believe that general and administrative expense for the last quarter of 2007 will be higher than the quarter ended September 29, 2007 primarily due to increased expenses related to audit and compliance activities in the fourth quarter of the fiscal year.

Other income (expense), net.

	Three months ended		Change		Nine months ended		Change
	September 29, 2007	September 30, 2006	$	%	September 29, 2007	September 30, 2006	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Other income (expense), net	$2,362	$2,692	$(330)	(12)%	$6,202	$6,232	$(30)	(0)%

Other income (expense), net decreased in the three months ended September 29, 2007 as compared to the three months ended September 30, 2006 because of lower interest income as a result of lower cash and cash equivalents balances partially offset by higher interest rates. Other income (expense), remained flat in the nine months ended September 29, 2007 as compared to the same period in 2006 primarily because of increased interest income on the average balances available for investment largely from the proceeds of the secondary offering we completed in March 2006, offset by lower exchange rate gains. The exchange rate gain was higher in 2006, due to higher Euro denominated balances.

Provision for income taxes.

	Three months ended		Change		Nine months ended		Change
	September 29, 2007	September 30, 2006	$	%	September 29, 2007	September 30, 2006	$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Tax provision (benefit)	$(332)	$132	$(464)	(352)%	$5,197	$8,303	$(3,106)	(37)%
Tax provision (benefit) rate	(102)%	(51)%			11%	43%

Our income tax provision recorded for the nine months ended September 29, 2007 includes $13.2 million of charges relating to increases in the valuation allowance for deferred tax assets. During the second quarter of 2007 we revised our assessment of the realizability of our deferred tax assets due to the significant year-to-date and anticipated losses before income tax provision for the twelve months ended December 29, 2007. As a result, we concluded that it was more likely than not that net deferred tax assets in excess of amounts recoverable through loss carry-backs would not be realizable. The $13.2 million of discrete charges for the increase in valuation allowance was partially offset by a benefit for the 2007 estimated tax loss which will be carried back to 2005 and 2006 resulting in an estimated refund of taxes previously paid of $7.8 million. In addition, a $215,000 tax benefit resulting from the reversal of a liability previously recorded for an uncertain tax position and related accrued interest as a result of a tax audit settled in the nine months ended September 29, 2007. Excluding discrete charges, our annual effective tax rate used to record income tax benefits for losses incurred by us for the nine months ended September 29, 2007 is less than the combined federal and state statutory rate primarily due to increases in the valuation allowance for deferred tax assets attributable to current year losses that exceed recoverable income taxes.

Our tax provision recorded for the three and nine months ended September 30, 2006 was $132,000 and $8.3 million, respectively. The effective tax rate for the nine months ended September 30, 2006 differed from the combined federal and state statutory rate primarily due to certain stock compensation expenses for which deferred tax assets could not be recorded in accordance with SFAS 123R.

During the nine months ended September 30, 2006, we recorded $12.9 million of excess tax benefits related to stock option exercises as a financing cash inflow and a change to prepaids and other assets of $4.6 million associated with the benefit from excess tax deductions as an operating cash outflow.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of adoption, we recorded an increase to retained earnings of approximately $386,000. As of the date of adoption and after the impact of recognizing the decrease in the liability noted above, our unrecognized tax benefits totaled approximately $192,000 and would affect our effective tax rate if recognized. We recognize accrued interest related to unrecognized tax benefits and penalties, if incurred, as components of income tax expense. Accrued interest as of date of adoption of FIN 48 was $101,000 ($61,000 net of related tax benefit). The unrecognized tax benefits and related accrued interest (net of related tax benefit) were recorded in the balance sheet as of the date of adoption as “Other Long-Term Liabilities.”

During the nine months ended September 29, 2007, the Internal Revenue Service completed its examination of our 2004 tax federal income tax return with no changes to the return. We recorded a $215,000 income tax benefit related to the reversal of previously recorded uncertain tax positions and accrued interest. Our Canadian subsidiary was also recently notified that it will be subject to audit by the Quebec tax authorities for the 2003 to 2005 pre-acquisition tax years. There is no unrecognized tax benefit associated with Canadian federal or provincial income taxes.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents and short-term investments totaled $178.8 million at September 29, 2007, an increase of $18.3 million compared to $160.5 million at December 30, 2006. Cash and cash equivalents totaled $38.1 million at September 29, 2007 and $30.4 million at December 30, 2006.

We expect to finance our operations for the next twelve months primarily through cash, cash equivalents and short term investment balances and cash flow from operations. A large portion of our available cash is invested in highly liquid, short-term investment grade government and agency debt securities and commercial paper with maturities of less than three months.

The following table summarizes our statement of cash flows for the nine months ended September 29, 2007 and September 30, 2006:

	Nine Months Ended
	September 29, 2007	September 30, 2006
Net cash provided by operating activities	$28,173	$18,664
Net cash used in investing activities	(24,103)	(185,577)
Net cash provided by financing activities	3,705	155,829
Effect of exchange rate changes on cash and cash equivalents	(75)	—

Net increase in cash and cash equivalents	7,700	(11,084)

Cash and cash equivalents—beginning of period	30,446	29,099

Cash and cash equivalents—end of period	$38,146	$18,015

Operating Activities

Even though we had a $50.6 million net loss in the nine months ended September 29, 2007, net cash provided by operating activities was $28.2 million. The net cash from operating activities resulted from:

•	the fact that the net loss for the period included significant non-cash changes related to stock-based compensation, write-downs of excess and obsolete inventory and depreciation and amortization; and

•	better collections of accounts receivable.

Investing Activities

Cash used by investing activities was $24.1 million for the nine months ended September 29, 2007 as compared to $185.6 million for the nine months ended September 30, 2006. During the nine months ended September 29, 2007, cash used by investing activities consisted of $4.1 million related primarily to the build-out of our new Fremont facility, $9.1 million for the acquisition of the DPE technology in April 2007, and other intangible assets and net purchases of short-term marketable securities of $10.6 million. During the nine months ended September 30, 2006, cash used by investing activities consisted of net purchases of short-term marketable securities of $152.8 million primarily due to the investment of funds received from the initial public offering and the follow on offerings, $30.0 million for the acquisition of Terrascale in September 2006, and $2.7 million for the purchases of property, plant and equipment due to investments in our infrastructure and systems including the implementation of a new financial accounting system.

Financing Activities

Cash provided by financing activities was $3.7 million during the nine months ended September 29, 2007 as compared to $155.8 million for the nine months ended September 30, 2006. The primary source of cash provided in the nine months ended September 29, 2007 was proceeds from the employee stock purchase plan and the exercise of employee stock options. During the nine months ended September 30, 2006, net cash generated from financing activities consisted of $138.5 million from a follow-on public offering completed in March 2006, $12.9 million of excess tax benefits related to stock option exercises and $4.4 million of proceeds from employee stock purchases and stock option exercises.

In order to execute our business strategy, we expect to experience growth in our operating expenses for the foreseeable future. This increase in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. Our operating expenses and working capital could constitute a material use of our cash resources. However, we believe our current cash and short-term investments are adequate to support our funding of our operating expenses and working capital requirements for the next twelve months.

Credit Facility

We had a line of credit agreement (“LOC”) with a bank that provided for borrowings not to exceed $25.0 million and the LOC expired on September 29, 2007. There were no borrowings under the LOC at September 29, 2007 when the LOC expired.

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at September 29, 2007, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$9,955	$1,508	$3,206	$3,178	$2,063
Purchase obligations	56,950	56,950	—	—	—

Total	$66,905	$58,458	$3,206	$3,178	$2,063

In addition to a five-year lease entered in July 2004 for a building located in Milpitas, California and a three-year lease for an office in Seattle, Washington, we have a seven-year operating lease, commencing on December 1, 2006, for a 117,500-square foot facility which serves as our manufacturing and warehouse facility in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $6.3 million over the lease term. The stated term of the lease is seven years, but we may extend the lease for an additional three years.

In November 2006, we signed an additional operating lease for a 40,316-square foot facility which now serves as our headquarters in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $2.5 million over the lease term. The stated term of the lease is six years and ten months, commencing on March 1, 2007.

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us. These are obligations related to normal, ongoing purchases in which we have guaranteed payment to ensure availability of raw materials. We expect to receive consideration for these purchase obligations in the form of materials. The purchase obligations in the above table do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated. Other than the obligations, liabilities and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations. We have no off-balance sheet transactions.

We believe that our current cash balance will be sufficient to meet our needs for at least the next 12 months. In order to execute our business strategy, we expect to experience growth in our operating expenses for the foreseeable future, which may not result in higher revenues or the timing of the recognition of such revenues may be longer than anticipated. Our operating expenses and working capital could constitute a material net use of our cash resources. In addition, if we require additional capital resources to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Related Party Transactions

Gary A. Griffiths, a member of our Board of Directors since November 2004, is also the President of Products for WebEx Communications, Inc, (“WebEx”), a Cisco Systems, Inc. company, a provider of web-based conferencing solutions. WebEx is a customer of and a supplier to Rackable Systems, Inc. Revenue from WebEx was $481,297 in the nine months ended September 29, 2007 and $2.4 million in the nine months ended September 30, 2006. At September 29, 2007, $280,497 was outstanding and included in accounts receivable and at December 30, 2006, $10,742 was outstanding and included in accounts receivable.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates. Our line of credit agreement with a bank expired on September 29, 2007 and there were no borrowings when the agreement expired. If and when we do enter into future borrowing arrangements or borrow under a new revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales or have material purchase obligations outside of the United States and therefore do not generally have exposure to foreign currency exchange risks.

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of September 29, 2007, our cash equivalents consisted of money market funds in the amount of $38.1 million, and our short-term investments consisted of $140.6 million of debt securities with effective maturities of six months or less. As of December 30, 2006, our cash equivalents consisted of money market funds in the amount of $30.4 million, and our short-term investments consisted of $130.0 million of debt securities with effective maturities of three months and less. We do not hold short-term investments for trading purposes. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio at September 29, 2007 and December 30, 2006. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio. As of September 29, 2007 and December 30, 2006, we had minimal exposure on value added tax receivables denominated in the Euro.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As required by Exchange Act Rule 13a-15(b), as of the close of the quarter ended September 29, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and our operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Disclosure controls and procedures are controls and procedures designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 29, 2007.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the quarter ended September 29, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

We have updated the risk factors appearing under the caption “Risks Relating to our Business and Industry” set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. These updated risk factors are set forth below. However, there have not been any substantive changes from the risks under the caption “Risks Relating to Owning Our Stock” in our Annual Report on Form 10-K for the year ended December 31, 2006. Consequently these risks are not repeated here.

Risks Related To Our Business and Industry

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. For example, our revenues grew from $80.5 million for the quarter ended September 30, 2006 to $106.9 million for the quarter ended December 30, 2006, declined to revenues of $72.0 million for the quarter ended March 31, 2007, increased to $82.2 million for the quarter ended June 30, 2007 and then increased to $87.2 million for the quarter ended September 29, 2007. Further, our gross margin and net income decreased dramatically in the nine months of 2007 as a result of competition for the business derived from our principal customers and a $20.6 million charge for excess and obsolete inventory recorded in the three months ended June 30, 2007. We expect our revenues, gross margin and earnings per share will fluctuate on a quarterly basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	increased competition causing us to sell our products or services at decreasing margins;

•	location and timing requirements for the delivery of our products and services;

•	addition of new customers or loss of existing customers, especially involving our largest customers;

•	gross margin obtained on the sales of products and services, especially to our largest customers;

•	write-off of excess and obsolete inventory;

•	impairment and shortening of the useful life of components from our suppliers;

•	unexpected changes in the price for, and the availability of, components from our suppliers;

•	our ability to enhance our products with new and better designs and functionality;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	actions taken by our competitors, such as new product announcements or introductions or changes in pricing;

•	revenues and gross margin disparity among our lines of server product and storage product lines;

•	market acceptance of our new products, such as Concentro;

•	technology regulatory compliance, certification and intellectual property issues associated with our products;

•	the payment of significant damages or settlements resulting from faulty or malfunctioning products or the provision of services unsatisfactory to our customers;

•	the departure and acquisition of key management and other personnel; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

We are substantially dependent on a concentrated number of customers, specifically Internet companies that purchase in large quantities. If we are unable to maintain or replace our relationships with customers and diversify our customer base, our revenues may fluctuate and our growth may be limited.

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. In 2005, our three largest customers accounted for approximately 60% of our revenues. In 2006, our two largest customers accounted for 60% of our revenues. In the first nine months of 2007, our three largest customers accounted for 60% of our revenues. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected. In addition, customer concentration may expose us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, at September 29, 2007, 67% of our accounts receivable were owed to us from three customers.

In 2006 and the first nine months of 2007, a substantial majority of our revenues were generated from companies that compete in the internet services market. A significant part of our growth has been due to the fact that these companies are doing well and in many cases expanding, and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenues will be adversely affected.

We face intense competition from the leading enterprise computing companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth or profitability.

The markets for compute server products and storage products are highly competitive. In addition to intensely competitive smaller companies, we face challenges from some of the most established companies in the computer industry, such as, Dell, Inc., Hewlett-Packard Company, International Business Machines Corporation and Sun Microsystems, Inc. in the compute server market and EMC Corporation, Hewlett-Packard Company, Hitachi Data Systems, Ltd., and Network Appliance, Inc. in the storage market. These larger competitors have the following advantages over us:

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

Because these competitors have greater financial strength than we do and are able to offer a more diversified bundle of products and services, they may have the ability to severely undercut the pricing of our products or provide additional products or servicing at little or no cost, which would make us less competitive or force us to reduce our average selling prices, negatively impacting our margins. In the past year, we have had large transactions where one or more competitors undercut our prices causing us to reduce our price, which negatively impacted our gross margin on that transaction and our overall gross margin. In addition, we have on occasion lost sales opportunities due to a competitor undercutting the pricing of our products or maintaining superior brand recognition. These competitors may be able to develop products that are superior to the commercially available components that we incorporate into our products, or may be able to offer products that provide significant price advantages over those we offer. For instance, a competitor could use its resources to develop proprietary motherboards with specifications and performance that are superior in comparison with the platforms that are currently available to the marketplace, which could give that competitor a distinct technological advantage. In addition, if our competitors’ products become more accepted than our products, our competitive position will be impaired.

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

A significant portion of our cost of goods sold is directly related to the pricing of commoditized materials and components utilized in the manufacture of our products, such as memory, hard drives, central processing units (or CPUs), or power supplies. As part of our procurement model, we generally do not enter into long-term supply contracts for these materials and components, but instead purchase these materials and components in a competitive bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by the availability and price volatility in the marketplace for these components and materials, especially for dynamic random access memory, or DRAM, and new versions of hard drives and CPUs that are introduced by our suppliers. In the fourth quarter of 2006, we experienced volatility in DRAM prices that caused us to procure DRAM at prices higher than anticipated, which negatively impacted our overall gross margin for the quarter. In the first nine months of 2007, prices of DRAM have decreased. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. In addition, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margins. Also, if we try to take advantage of favorable pricing of a particular component by purchasing a large quantity, there is the risk that a shift in our customers’ preferred components may render any stockpiled components of little value to us. For example, we recorded a $20.6 million expense related to the write down for excess and obsolete inventory for the second quarter of 2007, contributed to in part by a customer driven technology platform shift from AMD to Intel, affecting demand for memory, motherboards, CPUs and chassis that we had previously purchased.

In addition, because our procurement model involves our ability to maintain a low inventory and to acquire materials and components as needed, and because we do not enter into long-term supply contracts for these materials and components, we may be in a position in which our ability to effectively and efficiently respond to customer orders may be constrained by the then-current availability or the terms and pricing of these materials and components. Our industry has experienced component shortages and delivery delays in the past, and in the future we may experience shortages or delays of critical components as a result of strong demand in the industry or other factors. As one example, DRAM can represent a significant portion of our cost of revenues, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. In the past, we have encountered situations where we were forced to pay higher prices than we anticipated for DRAM, which occurred in the fourth quarter of 2006, and we have encountered situations where DRAM was in tight supply and we were unable to deliver customer orders on their anticipated delivery dates. As another example, the industry in the past has experienced a shortage of selected Intel chips, which caused some of our motherboard suppliers to reduce or suspend shipments of motherboards using these chips. This impacted our ability to ship selected configurations to some of our customers, and in some cases accelerated a transition to other platforms. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results. In addition, if any of our suppliers, such as Intel or AMD, were to increase the costs to Rackable for components we use, we would either pass these price increases on to our customers, which could cause us to lose business from these customers, or we would need to absorb these price increases, which would cause our margins to decrease, either of which could adversely affect our business and financial results.

We intend to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this growth and expansion, or if our business does not grow as we expect, our operating results may suffer.

We intend to continue to grow our business by entering new markets, developing new product and service offerings and pursuing new customers. In connection with this growth, we expect that our annual operating expenses may increase over the next several years to the extent we expand our sales and marketing, research and development, manufacturing and production infrastructure, and our customer service and support efforts. Our failure to timely or efficiently expand operational and financial systems and to implement or maintain effective internal controls and procedures could result in additional operating inefficiencies that could increase our costs and expenses more than we had planned and might cause us to lose the ability to take advantage of market opportunities, enhance existing products, develop new products, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, if we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results could be negatively impacted.

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

One component of our growth strategy is to expand into international markets, which includes our establishment of subsidiaries in Ireland during September 2005 and in Hong Kong in September 2006. However, we have limited experience in selling our systems overseas, and we may encounter unexpected difficulties in doing so. To date, our sales to these geographies have been primarily originated from our U.S. based multi-national customers. If we are not able to successfully expand into international markets, our ability to grow our business will be adversely affected. Some of the factors that may impact our ability to initiate and maintain sales in foreign markets include:

•	our ability to establish international manufacturing, support and service, which could be costly and time consuming;

•	our ability to establish channel relationships with resellers in international markets;

•	adoption of new laws or changes to existing international laws;

•	our ability to service international installations;

•	compliance with local laws, regulations and requirements for doing business in such jurisdictions;

•	tax liabilities and currency fluctuations; and

•	political and economic instability.

Our business depends on decisions by potential customers to adopt our modular, open standard-based products and to replace their legacy server systems with our products, and they may be reluctant to do so, which would limit our growth.

Our business depends on companies moving away from large proprietary RISC/UNIX servers to standardized servers that utilize commercially available x86 processor architectures and which can deploy a variety of operating systems, including Linux and Microsoft Windows. Excluding sales to Microsoft Corporation, we believe that a majority of the server systems that we sold in 2005, 2006 and the first nine months of 2007 ran on the Linux operating system, and are subject to the GNU General Public License. While litigation involving the SCO Group’s claim against IBM that Linux is an unauthorized derivative work of the UNIX® operating system has been stayed due to SCO’s recent bankruptcy filing, if it ultimately results in a ruling that users of Linux must pay royalties to SCO or others, that could impede broader Linux adoption and could materially harm our ability to sell our products based on the Linux operating system. In addition, Microsoft has publicly claimed that Linux infringes 235 or more of Microsoft’s patents and has entered into transactions with Novell inc. and other Linux distributors under which the parties reportedly agree, among other things, not to sue each other’s customers for potential patent infringements related to Linux. It is possible that a party (including Microsoft) could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under the GNU General Public License. In addition, the GNU General Public License is a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation. Any ruling by a court that the Linux operating system or significant portions of it may not be copied, modified or distributed subject only to the minimal restrictions contained in these licenses, that users or distributors of Linux must pay royalties to Microsoft or others or that these licenses are not enforceable could also impede broader Linux adoption and materially harm our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their datacenter systems. The failure of our customers and potential customers to replace their legacy server systems and adopt open standard-based modular technologies could have a material adverse impact on our ability to maintain or generate additional revenues.

We rely primarily on our direct sales force to generate revenues, and may be unable to hire additional qualified sales personnel in a timely manner or retain our existing sales representatives.

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to continue to hire qualified sales personnel if we are to achieve our anticipated revenue growth. The competition for qualified sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past it has taken us up to six months to hire a qualified sales executive and it may take a newly-hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencement of the search to productivity in excess of one year. In addition, if we are unable to retain our existing sales personnel, or if our sales personal are ineffective, our ability to maintain or grow our current level of revenues will be adversely affected. In addition, a large percentage of our revenue is generated from a small number of customers. If we are unable to retain the sales personnel who are responsible for those customer accounts, our business could be negatively impacted.

We are continuing to develop and execute upon a channel strategy to generate additional sales and revenues, and the failure to successfully expand channel sales might affect our ability to sustain revenue growth and may harm our business and operations.

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

Our intellectual property is critical to our success and our ability to compete. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. Unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology despite our efforts to protect our intellectual property. For example, in September 2005, we filed a patent infringement action against one defendant in response to which the defendant counterclaimed that two of our patents are invalid and not infringed. In addition, we previously initiated two patent infringement actions against six defendants, seeking to enforce our intellectual property rights. We obtained consent judgments and permanent injunctions against five of the defendants, and reached a confidential settlement with the sixth.

However, litigation is inherently uncertain, and there is no assurance that any litigation we initiate will have a successful outcome. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where we have two patent applications pending but do not have any issued patents, and the laws may not protect our proprietary rights as fully as the laws of the United States. Any claims or litigation that we have initiated or that we may initiate in the future to protect our proprietary technology could be time consuming and expensive and divert the attention of our technical and management resources whether or not the claims or litigation are decided in our favor. We currently have a small number of patents issued in the United States and a number of utility patent applications pending. These patents may be limited in value in asserting our intellectual property rights against more established companies in the computer technology sector that have sizeable patent portfolios and greater capital resources. In addition, patents may not be issued from these patent applications, and even if patents are issued, they may not benefit us or give us adequate protection from competing products. For example, issued patents might be circumvented or challenged, and could be declared invalid or unenforceable. Moreover, if other companies develop unpatented proprietary technology similar to ours or competing technologies, our competitive position will be weakened.

If we are found to have violated the intellectual property rights of others, we could be required to indemnify our customers, resellers or suppliers, redesign our products, pay significant royalties and enter into license agreements with third parties.

Our industry is characterized by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. As we continue our business, expand our product lines and our product functionality, and expand into new jurisdictions around the world, third parties may assert that our technology or products violate their intellectual property rights. Any claim, regardless of its merits, could be expensive and time consuming to defend against and would divert the attention of our technical and management resources. Successful intellectual property claims against us could result in significant financial liability, impair our ability to compete effectively, or prevent us from operating our business or portions of our business. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms, to cease using the technology covered by those rights, and to indemnify our customers, resellers or suppliers. Any of these events could negatively affect our competitive position and materially harm our business, financial condition and results of operations.

If we lose the services of one or more members of our current executive management team or other key employees, or if we are unable to attract additional executives or key employees, we may not be able to execute on our business strategy.

Our future success depends in large part upon the continued service and enhancement of our executive management team and other key employees. We recently had several management changes, including the appointment of our chief executive officer, Mark Barrenechea at the end of April 2007, and the departure of our former chief executive officer and former executive vice president. Changes in management can be disruptive within a company, which could negatively affect our operations, our culture and our strategic direction. Giovanni Coglitore, our chief technology officer and one of our founders, plays a key role in our future technology and product development and the service and support of our existing customers. All of our employees are “at will” and their employment can be terminated by us or them at any time. The failure of our management team to seamlessly manage employee transitions, or the loss of services of any of these executives or of one or more other members of our executive management or sales team or other key employees could seriously harm our business. Competition for qualified executives is intense, particularly in Silicon Valley, and if we are unable to continue expanding our management team, or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited or negatively impacted.

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

We depend on our server products for the majority of our revenues. If the market acceptance of our compute server products does not continue, we may not be able to achieve or sustain growth.

Sales of our compute server products accounted for 90% of revenues in each of fiscal 2005 and fiscal 2006. In the first nine months of 2007, compute server products accounted for approximately 91% of our revenues. If our compute server products fail to maintain market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current server product lines, we may not grow our business and revenues as we expect. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

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

In December 2005, we identified potential state sales and use tax liabilities relating to prior year product sales to customers outside of California. We subsequently invoiced those customers and at September 29, 2007, we had a receivable of $4.4 million which is included in other current assets. If we are unable to recover this amount, this would negatively impact our operating results.

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

In connection with these efforts, we have been implementing a new Enterprise Resource Planning (ERP). If we are unable to effectively use the ERP System and fail to implement Sarbanes-Oxley compliance-related activities in a timely and efficient manner, management’s attention may be diverted from other business concerns and we may encounter difficulties in accurately reporting on our financial performance on a timely basis, either of which could have a material adverse effect on our business, financial condition and results of operations.

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
Madhu Ranganathan
Chief Financial Officer
(Duly authorized and principal financial officer)

Dated: November 7, 2007

Exhibit Index

Number	Exhibit
2.1	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto. (1)

2.2	Agreement, dated April 3, 2007, between Rackable Systems, Inc. and Tumit Communications Inc., as the Selling Shareholders’ Agent, for the purchase of the DPE Assets.(2)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Amended and Restated Bylaw of Rackable Systems Inc (4)

4.1	Reference is made to Exhibits 3.1 and 3.2

10.1	Form of 2005 Equity Incentive Plan Restricted Stock Unit Gran Notice and Restricted Stock Unit Award Agreement. (5)

10.2	Management Bonus Plan for the Second Half of 2007. (6)

10.3	First Amendment to the Employment Agreement, dated September 19, 2007, by and between Rackable Systems, Inc. and Madhu Ranganathan. (7)

10.4	Second Amendment to Employment Agreement, dated June 28, 2007, by and between Rackable Systems, Inc. and Giovanni Coglitore (8)

10.5	Employment Agreement, dated August 22, 2007, by and between Rackable Systems, Inc. and Maurice Leibenstern.

10.6	First Amendment to Employment Agreement, dated September 19, 2007, by and between Rackable Systems, Inc. and Maurice Leibenstern.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	The certification attached as Exhibit 32.1 accompanies the Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
(1)	Filed as Exhibit 2.1 to Rackable Systems, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 30, 2006, and incorporated herein by reference.
(2)	Filed as Exhibit 2.1 to Rackable Systems, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 9, 2007, and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to Rackable Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 12, 2005, and incorporated herein by reference.
(4)	Filed as Exhibit 3.2 to Rackable Systems, Inc.’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 8, 2007 and incorporated herein by reference.
(5)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 8, 2007, and incorporated herein by reference.
(6)	Filed as the description in Item 5.02 of Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2007, and incorporated herein by reference.
(7)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2007 and incorporated herein by reference.
(8)	Filed as the like-described Exhibit to Rackable Systems, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007 and incorporated herein by reference.