Form 10-Q
period 2008-03-29
Rackable Systems, Inc.
filed 2008-05-08
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2008, there were 29,634,189 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

“Rackable Systems,” “Eco-Logical”, “OmniStor,” “RapidScale,” “Roamer”, “Concentro”, “ICE Cube” and the Rackable Systems logo are trademarks or registered trademarks of Rackable Systems, Inc. All other trademarks or service marks appearing in this report are trademarks or service marks of their respective owners.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 29, 2008	December 29, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,215	$49,897
Short-term investments	43,005	148,215
Accounts receivable, net of allowance for doubtful accounts of $454 and $434 at March 29, 2008 and December 29, 2007, respectively	34,664	49,957
Inventories	36,234	52,528
Deferred income taxes	499	499
Deferred cost of sales	54	456
Prepaids and other current assets	12,324	19,000

Total current assets	281,995	320,552
PROPERTY AND EQUIPMENT, net	8,030	8,285
LONG-TERM INVESTMENTS	8,729	—
INTANGIBLE ASSETS, net	21,854	22,732
OTHER ASSETS	2,849	889

TOTAL	$323,457	$352,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,397	$47,780
Accrued expenses	11,909	16,382
Income taxes payable	301	—
Deferred revenue	5,205	5,190

Total current liabilities	39,812	69,352
DEFERRED INCOME TAXES	2,864	3,031
DEFERRED RENT	992	868
DEFERRED REVENUE	2,882	3,089

Total liabilities	46,550	76,340
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 12,000,000 shares authorized and none outstanding.	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 29,631,036 and 29,525,561 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	30	29
Additional paid-in capital	444,787	440,725
Accumulated other comprehensive loss	(393)	(11)
Accumulated deficit	(167,517)	(164,625)

Total stockholders’ equity	276,907	276,118

TOTAL	$323,457	$352,458

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three months ended
	March 29, 2008	March 31, 2007

REVENUE	$67,966	$72,023
COST OF REVENUE	51,976	62,999

GROSS PROFIT	15,990	9,024

OPERATING EXPENSES:
Research and development	7,096	6,836
Sales and marketing	6,475	8,722
General and administrative	7,155	11,340

Total operating expenses	20,726	26,898

LOSS FROM OPERATIONS	(4,736)	(17,874)
Total other income, net	2,030	1,803

LOSS BEFORE INCOME TAXES	(2,706)	(16,071)
INCOME TAX (PROVISION)/BENEFIT	(186)	5,914

NET LOSS	$(2,892)	$(10,157)

NET LOSS PER SHARE
Basic	$(0.10)	$(0.36)

Diluted	$(0.10)	$(0.36)

WEIGHTED SHARES USED IN NET LOSS PER SHARE
Basic	29,352,438	28,220,970

Diluted	29,352,438	28,220,970

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended
	March 29, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,892)	$(10,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,723	1,298
Provision for doubtful accounts receivable	20	145
Deferred income taxes	(166)	(6,198)
Share-based compensation	3,457	7,888
Changes in operating assets and liabilities:
Accounts receivable	15,273	34,782
Inventories	14,779	(391)
Prepaids and other assets	6,675	(2,572)
Accounts payable	(25,432)	(12,803)
Accrued expenses and deferred rent	(4,350)	(2,396)
Income taxes payable	301	949
Deferred cost of sales	263	2,043
Deferred revenue	(191)	(2,223)

Net cash provided by operating activities	9,460	10,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(25,500)	(124,331)
Proceeds from sales and maturities of marketable securities	121,632	136,848
Purchases of property and equipment	(719)	(2,028)
Terrascale acquisition, net of cash acquired	—	(150)
Expenditures for intangible assets	6	(36)

Net cash provided by investing activities	95,419	10,303

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit of stock options exercised	—	(430)
Restricted shares retired to cover taxes	(285)	(51)
Proceeds from issuance of common stock upon exercise of stock options	80	966
Proceeds from issuance of common stock upon ESPP purchase	677	1,065

Net cash provided by financing activities	472	1,550

Effect of exchange rate changes on cash and cash equivalents	(33)	(12)
NET INCREASE IN CASH AND CASH EQUIVALENTS	105,318	22,206
CASH AND CASH EQUIVALENTS—Beginning of period	49,897	30,446

CASH AND CASH EQUIVALENTS—End of period	$155,215	$52,652

NON CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset expenditures in accounts payable	$49	$—

Unrealized loss, net on investments	$(349)	$(57)

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash (refund) paid for income taxes	$(472)	$510

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS

Rackable Systems, Inc. (“Rackable Systems”, “we” or the “Company”) was incorporated in the state of Delaware in December 2002 in connection with the acquisition of substantially all the assets and liabilities of Rackable Systems’ predecessor company referred to herein as Old Rackable. The Company has subsidiaries in Canada, Hong Kong and Ireland. The Company’s headquarters is located in Fremont, California. The principal business of the Company is the design, manufacture and implementation of highly scalable compute servers and high-capacity storage systems, which are sold to customers such as large internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas, biotechnology and pharmaceuticals.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended December 29, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2008.

Fiscal Year. The Company has a 52-week fiscal year ending on the Saturday nearest to December 31, with 13 week quarters ending on the last Saturday of the period. Fiscal 2008 will have a 53-week fiscal year, with 13 week quarters ending on the last Saturday of the period, except the fourth quarter which will have 14 weeks and will end on January 3, 2009. The first quarter of fiscal 2008 ended on March 29, 2008 and the first quarter of fiscal 2007 ended on March 31, 2007. The latest fiscal year ended on December 29, 2007.

Basis of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

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

Use of Estimates. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, warranty, share-based compensation, intangible assets and accounting for income taxes.

Cash and Cash Equivalents. The Company classifies highly liquid investments as cash equivalents if they do not have a maturity date as of the date of purchase. Cash and cash equivalents consist of cash deposited in checking and money market accounts.

Marketable Securities. The Company accounts for short-term marketable securities in accordance with the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company classifies marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each consolidated balance sheet date. Our marketable securities include commercial paper, corporate bond, government securities and auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years.

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders' equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were not material for the three months ended March 29, 2008 and March 31, 2007, respectively. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS No.157 did not have a significant impact on our financial statements.

SFAS No.157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Further information about the application of SFAS No. 157 may be found in Note 11 below.

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

Inventories. Inventories, consisting primarily of server chassis, hard drives, microprocessors, memory chips, cooling fans and other equipment used in the manufacture of networking servers, are stated at the lower of first-in, first-out cost or market. Cost components include materials, labor and manufacturing overhead costs.

We assess the valuation of our inventory, including demonstration inventory, on a quarterly basis based upon estimates about future demand and actual usage. To the extent that we determine that we are holding excess or obsolete inventory, we write down the value of our inventory to its net realizable value. Such write-downs are reflected in cost of revenue.

In our inventory valuation analysis, we also include inventory that we could be obligated to purchase from our suppliers based on our production forecasts. To the extent that our committed inventory purchases exceed our forecasted production needs, we write down the value of those inventories by taking a charge to our cost of products and increasing our supplier liability.

Property and Equipment. Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (generally two to seven years). Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger and the resulting gain or loss is reflected in the statement of operations.

Maintenance and repairs are charged to expense as incurred and improvements and betterments that enhance the life of the asset are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed.

Intangible Assets. The Company accounts for intangible assets in accordance with SFAS No. 142 Goodwill and Other Intangible Assets, (“SFAS No. 142”). The Company periodically evaluates its intangible assets. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally two to seven years.

The process of evaluating the potential impairment of intangibles is highly subjective and requires significant judgment. We estimate expected future cash flows then compare the carrying value of intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Impairment of Long-Lived Assets. The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company evaluates its long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows.

Revenue Recognition. The Company accounts for its revenues under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (“FTB 90-1”) and Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”).

Under the provisions of SAB No. 104, the Company recognizes revenues from sales of products when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, and all significant obligations have been met. Generally, this occurs at the time of shipment when risk of loss and title has passed to the customer.

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

Where software is integrated with hardware and sold as a hardware appliance the Company provides unspecified software updates and enhancements to the software through service contracts. As a result, the Company accounts for revenue in accordance with SOP 97-2 for transactions involving the sale of software. Revenues earned on software arrangements involving multiple-elements are allocated to each element based on Vendor Specific Objective Evidence ("VSOE") of fair value. The VSOE of fair value of the undelivered elements (maintenance and support services) is generally determined based on the price charged for the undelivered element when sold separately or renewed. If VSOE cannot be obtained to determine fair value of the undelivered elements, revenue from the entire arrangement would be deferred and recognized as these elements are delivered.

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

Deferred Revenue. Deferred revenue is primarily comprised of extended warranty, revenue deferred for installations yet to be completed, and advanced billing and customer deposits for service, support and maintenance agreements as well as product revenue for which performance obligations or customer acceptance is required. Deferred revenue is recorded when products or services provided are invoiced prior to the Company’s completion of the related performance obligations or customer acceptance. Deferred revenue is not recognized as revenue until the completion of those performance and acceptance criteria. Extended warranty and service support and VSOE deferrals are recognized ratably over the prerequisite service period.

Product Warranty. The Company’s warranty period for its products is generally one to three years. The Company accrues for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon the Company’s historical experience and is included in accrued expenses and cost of revenue.

Share-based Compensation. The Company accounts for its employee stock purchase and stock incentive plans under the provisions of SFAS No. 123 (revised 2004), Share-Based Compensation, (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the fair value of share-based compensation in net income. The fair values of the Company’s stock options and employee stock purchase plan awards are estimated using the Black-Scholes valuation model. Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with APB No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”.) Under APB No. 25, compensation cost was recognized based on the difference, if any, between the fair value of the Company’s common stock on the date of grant and the amount an employee must pay to acquire the stock. Compensation cost was recorded in accordance with FIN 28, using the multiple-option approach. Under SFAS No. 123R, compensation expense for those options prior to the adoption of SFAS No. 123R continue to be expensed on the same basis as they were prior to its adoption, reduced for estimated forfeitures.

Research and Development. Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

Accounting for Income Taxes. The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.

The Company is required to assess the realization of deferred tax assets and the need for a valuation allowance. This assessment requires that management makes judgments and assesses the weight of positive and negative evidence in accordance with the requirements of SFAS No. 109 for purposes of concluding whether it is more likely than not that deferred tax assets will be realized. The effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where the Company operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. The Company is subject to audits and examinations of tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 was adopted by the Company in the first quarter of fiscal 2007. The cumulative effect of applying FIN 48 was recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations, balance sheet and cash flows.

Recently Issued Accounting Pronouncements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company expects to adopt SFAS No. 141(R) in the beginning of fiscal year 2009 and is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has elected not to adopt SFAS No. 159.

3. BALANCE SHEET

Short-and Long-Term Investments

At March 29, 2008 and December 29, 2007, all of the Company’s marketable debt securities were classified as available-for-sale and were carried at fair market value. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par subject to a successful interest rate reset. In the first quarter of fiscal year 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. Our auction rate securities consist of investments that are backed by pools of student loans ultimately guaranteed by the U.S. Department of Education. We believe that the credit quality of these securities is high based on these guarantees. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other accumulated comprehensive loss of approximately $0.4 million at March 29, 2008 related to these auction rate securities. The Company intends and has the ability to hold these securities until the value of such securities recovers. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of our auction rate securities ($8.7 million, net of unrealized loss), that were not liquidated subsequent to March 29, 2008 as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain. The Company utilized the guidance and procedures as provided by SFAS No. 157 in determining the current fair value. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). Short- and long-term investments consisted of the following (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value
March 29, 2008
Corporate notes and bonds	$10,246	$50		$10,296
Federal agency notes	21,030	25	—	21,055
Commercial paper	11,632	22	—	11,654

Total short-term investments	42,908	97	—	43,005
Auction rate securities	9,125	—	(396)	8,729

Total long-term investments	9,125	—	(396)	8,729

Total investments	$52,033	$97	$(396)	$51,734

December 29, 2007
U.S. notes and bonds	$10,206	$25	$—	$10,231
Federal agency notes	50,437	37	—	50,474
Commercial paper	22,969	—	(13)	22,956
Auction rate securities	64,554	—	—	64,554

Total short-term investments	$148,166	$62	$(13)	$148,215

Accounts Receivable, net

Accounts receivable from Amazon, Facebook and You Tube, Inc. accounted for 42%, 16% and 10%, respectively, of total accounts receivable at March 29, 2008. Accounts receivable from Microsoft and Facebook accounted for 49% and 18%, respectively, of total accounts receivable at December 29, 2007.

Revenue from customers representing 10% or more of total revenue was as follows:

	Three months ended
	March 29, 2008	March 31, 2007
Amazon	24%	17%
Facebook	17%	*
Microsoft	15%	30%
You Tube	12%	*
Yahoo	*	15%

*	indicates less than 10% for the period.

A summary of the activity in the reserves relating to doubtful accounts receivable and sales returns is as follows (in thousands):

	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for Doubtful Accounts
Year ended December 29, 2007	$328	$299	$(193)	$434
Three months ended March 29, 2008	$434	$20	$—	$454

Sales Return Reserve
Year ended December 29, 2007	$137	$1,284	$(1,091)	$330
Three months ended March 29, 2008	$330	$66	$(224)	$172

Inventories

Inventories consist of the following (in thousands):

	March 29, 2008	December 29, 2007
Finished goods	$3,706	$5,820
Work in process	6,147	16,385
Raw materials	26,381	30,323

Total inventories	$36,234	$52,528

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	March 29, 2008	December 29, 2007
Leasehold improvements	$1,503	$1,484
Manufacturing equipment	3,643	3,303
Furniture and fixtures	1,134	1,127
Computer equipment	6,940	6,858
Construction in progress	512	362
Vehicles	117	118

	13,849	13,252
Less accumulated depreciation and amortization	(5,819)	(4,967)

Property and equipment, net	$8,030	$8,285

Depreciation and amortization expense of property and equipment for the three months ended March 29, 2008 and March 31, 2007 was $0.9 million and $0.6 million, respectively.

Intangible Assets, net

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s intangible assets, as of March 29, 2008, (dollars in thousands):

	Useful Life (Years)	Gross	Prior Amortization	Period Amortization	Accumulated Amortization	Net
Rackable Systems
Patents	5.00	$572	$307	$27	$334	$238
Other intangibles	3.00	25	17	2	19	6

		597	324	29	353	244

Terrascale Acquisition
Existing technology	7.00	8,256	1,540	295	1,835	6,421
DPE	7.00	13,097	1,404	468	1,872	11,225
Customer relationships	4.00	633	207	40	247	386
Maintenance contracts	6.00	35	8	1	9	26
Non-compete agreements	2.00	313	209	39	248	65

		22,334	3,368	843	4,211	18,123

Tradename		3,487	—		—	3,487

Total		$26,418	$3,692	$872	$4,564	$21,854

In December 2002, as a part of the acquisition of Old Rackable, the Company recorded an intangible asset allocated to tradename in the amount of $3.5 million. This intangible asset is not amortizable.

Long-lived intangible assets with determinable economic life are tested for recoverability whenever events or circumstances indicate that their carrying amounts may not be recoverable. The Company determined the recoverability of long-lived intangible assets was not impaired at March 29, 2008 and December 29, 2007.

In the three months ended March 29, 2008 and March 31, 2007, amortization of intangible assets was $0.9 million and $0.8 million, respectively. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that the future amortization of acquired intangible assets will be as follows (in thousands):

2008 (remainder)	$2,583
2009	3,339
2010	3,183
2011	3,056
2012	3,054
2013 and beyond	3,152

Total amortization	$18,367

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 29, 2008	December 29, 2007
Accrued commission	$1,184	$2,137
Accrued payroll and related expenses	3,570	5,754
Accrued warranty	2,501	2,038
Accrued sales and use tax	2,138	3,828
Other accrued expenses	2,516	2,625

Total accrued expenses	$11,909	$16,382

Accumulated Other Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

Accumulated Other Comprehensive Loss
December 29, 2007	$(11)

Change in unrealized loss on investments	(349)
Change in cumulative translation adjustment	(33)

March 29, 2008	$(393)

Accumulated Other Comprehensive Loss
December 30, 2006	$(3)

Change in unrealized loss on investments	(57)
Change in cumulative translation adjustment	(11)

March 31, 2007	$(71)

4. EARNINGS PER SHARE

In accordance with SFAS No.128, Earnings Per Share, basic net income (loss) per common share has been computed by using the weighted average number of shares of common stock outstanding during the period, less the shares subject to repurchase. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three months ended
	March 29, 2008	March 31, 2007
Numerators:
Net income (loss)	$(2,892)	$(10,157)

Denominators:
Weighted-average shares—Basic	29,352,438	28,220,970
Weighted-average shares—Diluted	29,352,438	28,220,970
Net income (loss) per common share—Basic	$(0.10)	$(0.36)

Net income (loss) per common share—Diluted	$(0.10)	$(0.36)

For the three months ended March 29, 2008 and March 31, 2007 the Company had stock options outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these stock options were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. The number of such outstanding stock options consisted of the following:

	Three months ended
	March 29, 2008	March 31, 2007
Stock options	2,882,150	5,199,981

5. SHARE BASED COMPENSATION

Share-Based Benefit Plans

In 2005, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Non-Employee Directors’ Stock Option Plan and 2005 Employee Stock Purchase Plan (the “2005 ESPP”).

The Company’s Board of Directors adopted the 2006 New Recruit Equity Incentive Plan (the “New Recruit Plan”) in January 2006 which allows the Company to grant non-statutory stock awards to employees newly hired by the Company as an inducement to join the Company. No grants may be made under the New Recruit Plan to persons who are continuing employees of the Company, or to directors. The New Recruit Plan provides for the grant of the following stock awards: (i) non-statutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards, and (vi) other stock awards.

Adoption of SFAS 123R

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the Company to recognize expenses related to the fair value of the Company’s share-based compensation awards. The Company elected to use the modified prospective application method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that was outstanding as of the date of adoption is recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption is based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. Additionally, under SFAS 123R, the 2005 ESPP is considered a compensatory plan, which requires the recognition of compensation cost for grants made under the ESPP. The Company recognizes compensation expense for all share-based payment awards over the requisite service period for each separately vesting portion of the award as if the awards were, in-substance, multiple awards. As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Tender Offer

On June 11, 2007, in order to address the lack of retention and incentive effect that the Company’s “out-of-the-money” stock options were having on the Company’s employees, the Company filed a tender offer on Schedule TO (“Tender Offer”) with the SEC under which holders of options with exercise prices greater than $16.00 per share could tender their options in exchange for restricted stock unit awards granted under the 2005 Equity Incentive Plan. On June 11, 2007, the closing price per share was $13.23. The tender offer was based upon the following exchange ratios:

Exercise Price Range	Stock Options Shares per Restricted Stock Unit
$16.00—$24.99	2 to 1
$25.00—$34.99	3 to 1
$35.00 and above	3.5 to 1

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

The fair value of the restricted stock unit awards was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the restricted stock unit awards on July 10, 2007, the date of cancellation. The incremental compensation cost was measured as the excess of the fair value of the restricted stock unit awards over the fair value of the options immediately before cancellation based on the share price and other pertinent factors at that date. The unrecognized compensation cost of the 2,238,883 options cancelled was $17.1 million. The incremental cost of exchange for the 893,828 restricted stock unit awards was approximately $145,000. The total fair value of the restricted stock unit awards on July 10, 2007 was $17.2 million and the cost will be amortized over the service period of the restricted stock unit awards. The service period of the restricted stock unit awards is longer than the service period of the options tendered.

Determining Fair Value

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the following periods.

	Three months ended
	March 29, 2008	March 31, 2007
Option Plan Shares
Dividend yield	—	—
Risk-free interest rate	2.8%	4.7%
Volatility	59.9%	62.1%
Weighted average expected life (in years)	5.27	5.47
Estimated annual forfeitures	11.6%	10.5%
Weighted average fair value	$12.83	$12.41

ESPP shares
Dividend yield	—	—
Risk-free interest rate	2.0%	5.0%
Volatility	52.7%	54.0%
Weighted average expected life (in years)	1.25	1.25
Weighted average fair value	$9.35	$7.00

The computation of expected life is based on an analysis of the relevant industry sector post-vest termination rates and the exercise factors. The expected volatility is based on a combination of the implied and historical volatility for both the Company and its peer group. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s share-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities. The estimated forfeiture rate was based on an analysis of the Company’s pre-vest termination rate, as the Company believes that its historical forfeiture rates are representative of future expectations.

Share-Based Compensation Expense

The following table shows total share-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three months ended
	March 29, 2008	March 31, 2007
Cost of revenue	$302	$669
Research and development	807	1,936
Selling and marketing	649	2,014
General and administrative	1,699	3,269

Total	$3,457	$7,888

As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options and Restricted Stock Awards Activity

A summary of stock option activity for the three months ended March 29, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
Balance at December 29, 2007	2,892,480	$13.13	8.61	$1,064,809
Options granted	347,500	8.85
Options exercised	(27,365)	2.94
Options cancelled	(330,465)	12.09

Balance at March 29, 2008	2,882,150	$12.83	8.56	$821,432

Vested and expected to vest at March 29, 2008	2,519,318	$12.85	8.47	$781,951

Exercisable at March 29, 2008	679,307	$12.92	7.05	$467,219

The total intrinsic value of options exercised for the three months ended March 29, 2008 and March 31, 2007 was $0.2 million and $1.8 million, respectively.

As of March 29, 2008, there was $20.8 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes the Company’s restricted stock awards (“RSA”) activity for the three months ended March 29, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 29, 2007	239,534	$16.03
Awarded	—	—
Released	(15,312)	16.02
Forfeited	(35,314)	19.67

Balance at March 29, 2008	188,908	$15.34

As of March 29, 2008, there was $4.4 million of total unrecognized compensation cost related to RSA. That cost is expected to be recognized over a weighted average period of 3.0 years.

The following table summarizes the Company's restricted stock units (“RSU”) activity for the three months ended March 29, 2008:

	Shares	Aggregate Intrinsic Value
Balance at December 29, 2007	800,249	$7,787,314
Awarded	1,050,000
Released	(73,545)
Forfeited	(204,246)

Balance at March 29, 2008	1,572,458	$14,120,673

Vested and expected to vest at March 29, 2008	1,287,978

As of March 29, 2008, there was $17.2 million of total unrecognized compensation cost related to RSU. That cost is expected to be recognized over a weighted average period of 3.3 years.

During the three months ended March 29, 2008, 32,886 shares of RSA and RSU were delivered to the Company in payment of $285,762 of withholding tax obligations arising from the release of RSA and RSU. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date.

At March 29, 2008, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP but not yet recognized was approximately $1.1 million. This cost will be amortized on a straight-line basis over periods of up to 2.0 years.

The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP during the three months ended March 29, 2008 and March 31, 2007.

	March 29, 2008	March 31, 2007
Shares issued	85,433	91,155

Weighted-average purchase price per share	$9.35	$11.68

6. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—Effective September 1, 2003, Rackable Systems established a 401(k) retirement plan covering substantially all employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. The Company can make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $0.1 million and $0.0 million for the three months ended March 29, 2008 and March 31, 2007, respectively.

7. DEFERRED REVENUE AND DEFERRED COST OF GOODS SOLD

At March 29, 2008, the Company had total deferred revenue of $8.1 million, this deferred revenue was composed of product revenue of $0.9 million. These product deferrals are related to shipments to customers pending acceptance or deferrals related to sales which did not qualify for immediate revenue recognition. The remaining deferred revenue of $7.2 million pertains to revenue from maintenance and extended warranty arrangements that are recognized ratably over the contract period and professional support services which had not been completed as of the balance sheet date. Deferred product costs associated with deferred revenue were $0.3 million at March 29, 2008.

At December 29, 2007, the Company had total deferred revenue of $8.3 million, this deferred revenue was composed of product revenue of $1.1 million. These product deferrals are related to shipments to customers pending acceptance or deferrals related to sales which did not qualify for immediate revenue recognition. The remaining deferred revenue of $7.2 million pertains to revenue from maintenance and extended warranty arrangements that are recognized ratably over the contract period and professional support services which had not been completed as of the balance sheet date. Deferred product costs associated with deferred revenue were $0.5 million at December 29, 2007.

8. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

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

	Three months ended
	March 29, 2008	March 31, 2007
Domestic revenue	$62,954	$71,527
International revenue	5,012	496

Total revenue	$67,966	$72,023

Revenue by country:
United States	93%	99%
Ireland	5%	—
Republic of China	1%	—
Others	1%	1%

Total	100%	100%

Sales revenue for the high-density compute server and high-capacity storage system were as follows (in thousands):

	Three months ended
	March 29, 2008	March 31, 2007
Compute servers	$55,172	$63,326
Storage systems	12,794	8,697

Total revenue	$67,966	$72,023

Over 90% of the Company’s property, plant and equipment was located in the United States for the periods ended March 29, 2008 and March 31, 2007.

9. INCOME TAXES

The Company recorded a tax provision of $186,000 for the three months ended March 29, 2008. The effective tax rate used to record the tax provision differed from the combined federal and net state statutory income tax rate for the three months ended March 29, 2008 due primarily to an increase in the valuation allowance for domestic deferred tax assets.

The Company recorded a tax benefit for the three months ended March 31, 2007 based on a projected 36.8% annual effective tax rate. The effective tax rate of 36.8% used to record the tax benefit differed from the combined federal and net state statutory income tax rate for the three months ended March 31, 2007 due primarily to certain share-based compensation expenses for which tax benefits and related deferred tax assets are not recorded in accordance with SFAS 123R.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of adoption, the Company recorded an increase to retained earnings of approximately $386,000 as of January 1, 2007. As of the date of adoption and after the impact of recognizing the decrease in the liability noted above, the Company’s unrecognized tax benefits totaled approximately $192,000 and would affect the Company’s effective tax rate if recognized. The Company recognizes accrued interest related to unrecognized tax benefits and penalties, if incurred, as components of income tax expense. Accrued interest as of date of adoption of FIN 48 was $101,000 ($61,000 net of related tax benefit). The unrecognized tax benefits and related accrued interest (net of related tax benefit) have been recorded in the balance sheet as of December 29, 2007 as “Other Long-Term Liabilities.”

The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 4 to 6 years. Years still open to examination by foreign tax authorities in the Company’s major filing jurisdiction of Canada are 2003 through 2007. The Company’s Canadian subsidiary was recently notified that it will be subject to audit by the Quebec tax authorities for the 2003 to 2005 pre-acquisition tax years. As of March 29, 2008, there are no unrecorded tax benefits associated with these years that are subject to the tax audit.

10. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under operating leases are as follows (in thousands):

Nine Months ending January 3, 2009	$1,465
Year ending December 30, 2009	2,009
Year ending December 29, 2010	1,698
Year ending December 31, 2011	1,625
Year ending December 30, 2012	1,660
Year ending December 29, 2013	1,643

Total	$10,100

Total rent expense for the three months ended March 29, 2008 and March 31, 2007 was approximately $0.7 million and $0.4 million, respectively.

Product Warranty—Rackable Systems’ warranty period for its products is generally one to three years. Rackable Systems accrues for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon Rackable Systems’ historical experience and is included in accrued expenses and cost of revenue. The amounts charged and accrued against the warranty reserve for three months were as follows (in thousands):

	March 29, 2008	March 31, 2007
Balance—beginning of period	$2,038	$868
Current period accrual	568	712
Warranty expenditures charged to accrual	(105)	(692)

Balance—end of period	$2,501	$888

Purchase Commitments—In connection with supplier agreements, the Company agreed to purchase certain units of inventory and non inventory items through 2008. As of March 29, 2008, these remaining commitments were approximately $18.9 million and $2.2 million, respectively.

Indemnification Agreements—The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry- standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 29, 2008. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of March 29, 2008.

11. FAIR VALUE MEASUREMENTS

The financial assets of the Company measured at fair value on a recurring basis are cash equivalents, short-term and long-term investments. The Company’s cash equivalents and short-term investments are generally classified within level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s long-term investments are classified within Level 3 of the fair value hierarchy because they are valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

The following table sets forth the Company’s cash equivalents, short- and long-term investments as of March 29, 2008, which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	Level 1	Level 2	Level 3	Assets at fair value
Money market	$143,261	—	—	$143,261
Corporate notes/bonds	10,296	—	—	10,296
Federal agency notes	21,055	—	—	21,055
Commercial paper	11,654	—	—	11,654
Auction rate securities		—	8,729	8,729

Total	$186,266	—	$8,729	$194,995

The above table excludes $12.0 million of cash held by us.

The Company’s Level 3 assets consist of long-term auction rate securities for which the Company used a discounted cash flow model to value these investments.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets as of March 29, 2008 (in thousands):

Auction Rate Securities
December 29, 2007	$—
Total unrealized loss included in other comprehensive loss	(396)
Transfers in Level 3	9,125

March 29, 2008	$8,729

Total loss for the period attributed to the change in unrealized loss at March 29, 2008	$(396)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Form 10-Q other than statements of historical fact, are forward-looking statements. Investors can identify these and other forward-looking statements by the use of words such as “estimate,” “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other similar expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, the risk factors set forth in,” Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part II, Item 1A—Risk Factors” in this Form 10-Q and elsewhere in this Form 10-Q and the risks detailed from time to time in Rackable Systems, Inc.’s future U.S. Securities and Exchange Commission reports. The information included in this Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ materially from the forward-looking statements included herein. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results except as required by law. Accordingly, we caution readers not to place undue reliance on such statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

“Rackable Systems,” “Eco-Logical”, “OmniStor,” “RapidScale,” “Roamer”, “Concentro”, “ICE Cube” and the Rackable Systems logo are trademarks or registered trademarks of Rackable Systems, Inc. All other trademarks or service marks appearing in this report are trademarks or service marks of their respective owners.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 29, 2007, contained our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2008.

Company Overview

We develop, market and sell compute server, storage systems and data center infrastructure purpose-built for large-scale data center deployments. Recently, enterprises have begun to deploy large-scale computing and storage farms by aggregating large numbers of relatively inexpensive, open-standard modular computing and storage systems. These systems typically run low-cost operating systems such as Linux and Windows and, we believe, enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide enterprises with greater flexibility and scalability.

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. We offer compute servers using our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. In August 2004, we expanded our product line of compute servers, which we designed to further increase density levels, improve thermal management, and enhance cable management and system serviceability. We also offer a number of storage solutions. In the third quarter of 2006, we acquired Terrascale Technologies, Inc. and market its products as our RapidScale storage appliance and in April 2007 we completed our acquisition of the rights of Distributed Parity Engine (“DPE”) from the former shareholders of Terrascale. Our RapidScale products provide scalable shared storage solutions. RapidScale permits all stored data to reside under a single namespace and be simultaneously accessed by thousands of servers. The solution delivers high performance while improving capacity and performance scalability, ease of data management, and capacity utilization. RapidScale appliances leverage our own hardware in addition to our proprietary RapidScale file system appliance software. In September of 2007, we released the newest generation of our modular data center products, known as “ICE Cube”, designed to augment or replace traditional brick-and-mortar data centers of any size and are ideal for data centers facing power and space limitations. We also sell low-cost, high-capacity storage servers, which leverage many of our core compute server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. Our storage servers represented approximately 19% of our revenue in three months ended March 29, 2008 and 12% for the three months ended March 31, 2007. In addition, we selectively use reseller and OEM relationships to provide additional compute server and storage offerings that our customers may request from time to time. Service revenues were approximately 3% of total revenues in the three months ended March 29, 2008 and approximately 2% for the three months ended March 31, 2007.

We market our systems primarily through our direct sales force predominantly to enterprises within the United States. In the three months ended March 29, 2008 and March 31, 2007, international sales were approximately 7% and 1% of our revenues, respectively. In fiscal 2007, international sales represented 6% of our total sales. We are in the early stages of developing an international sales and operational presence, focusing initially on Europe and China. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens or hundreds of terabytes of storage per year. To date, we have sold our products to over 500 customers. We have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, media, financial services, oil and gas exploration, biotechnology and pharmaceuticals.

Share-based Compensation

In July 2007, we completed a tender offer to exchange 893,828 restricted stock unit awards for 2,238,883 employee stock options. (See Note 5 of the condensed consolidated financial statements.) More than 87% of the eligible employees representing more than 92% of the eligible stock options participated. The incremental accounting charge for the restricted stock unit awards was approximately $145,000, which reflects the difference between the unrecognized compensation costs of the options cancelled ($17.1 million) and the total value of the restricted stock unit awards on July 10, 2007 ($17.2 million). The total value of the restricted stock unit awards is amortized over the vesting period of the restricted stock unit awards which is longer than the remaining vesting period of the options tendered.

Beginning with the tender offer discussed above and continuing into 2008, we have moved away from the use of stock option awards and more to the issuance of restricted stock awards (“RSA”) and restricted stock units (RSU”) for our equity compensation. The following table represents the grants outstanding by type and percent of possible dilution as of the dates set forth below:

	March 29, 2008		March 31, 2007
		As a % of common outstanding		As a % of common outstanding
Common stock outstanding	29,631,036	100.0%	28,596,263	100.0%
Stock option awards	2,882,150	9.7	5,199,981	18.2
Restricted stock units	1,572,458	5.3	—	—

Total grants outstanding	4,454,608	15.0	5,199,981	18.2
Fully diluted	34,085,644	115.0%	33,796,244	118.2%

The following table represents the share-based compensation expenses for the respectively periods (in thousands, except %):

	Three months ended
	March 29, 2008	March 31, 2007	Change
			$	%
Cost of revenue	$302	$669	$(367)	(55)%
Research and development	807	1,936	(1,129)	(58)
Selling and marketing	649	2,014	(1,365)	(68)
General and administrative	1,699	3,269	(1,570)	(48)

Total	$3,457	$7,888	$(4,431)	(56)%

The significant reduction in share-base compensation in the three months ended March 29, 2008 is the result of several factors, among them fewer awards outstanding due to the departure of several senior executives, lower fair value at grant date and changes in assumptions in 2008. Changes in the assumptions that are used to calculate expense were the volatility percentage, which was reduced to 60% in the first quarter of 2008 from 62% during 2007 and the estimated forfeiture rate for unvested awards, which increased to 11.6% in the first quarter of 2008 from 10.5% during 2007. Also contributing to the reduced expense was the declining grant date fair value over the past year, which results in lower future expense.

Fiscal Periods

Beginning with the first quarter of calendar 2003, we have a 52-week fiscal year ending on the Saturday nearest to December 31, with 13 week quarters ending on the last Saturday of the period. The first quarter of our fiscal year 2008 ended on March 29, 2008. The first quarter of our fiscal year 2007 ended on March 31, 2007. Fiscal year 2007 ended on December 29, 2007.

Critical Accounting Policies

Our critical accounting policies are discussed in our Annual Report on Form 10-K for our fiscal year ended December 29, 2007, and there have been no significant changes.

Significant Judgments and Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses. These estimates and judgments are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, as well as management’s knowledge about current events and expectation about actions that we may undertake in the future. Actual results could differ materially from those estimates.

Results of Operations

The following table sets forth our financial results for the three months ended March 29, 2008, and March 31, 2007, as a percentage of revenue.

	Three months ended
	March 29, 2008	March 31, 2007
REVENUE	100%	100%
COST OF REVENUE	76	87

GROSS PROFIT	24	13
OPERATING EXPENSES:
Research and development	10	9
Sales and marketing	10	12
General and administrative	11	16

Total operating expenses	31	37

LOSS FROM OPERATIONS	(7)	(24)

Total other income, net	3	2

LOSS BEFORE INCOME TAX (PROVISION)/BENEFIT	(4)	(22)
INCOME TAX (PROVISION)/BENEFIT	(0)	8

NET LOSS	(4)%	(14)%

Comparison of the three months ended March 29, 2008 and March 31, 2007

Revenue.

	Three months ended
	March 29, 2008	March 31, 2007	Change
			$	%
	(in thousands, except percentages)
Revenue	$67,966	$72,023	$(4,057)	(6)%

The decline in revenue for the three months ended March 29, 2008 as compared to the three months ended March 31, 2007 was due to timing of customer orders and smaller size purchase commitments, as well as seasonality, that occurred in the first quarter of our fiscal year over the past several years. In the three months ended March 29, 2008, revenue from our historical top three customers was approximately $26.8 million, or 40% of revenue as compared to $44.6 million, or 62% of revenue, in the three months ended March 31, 2007. The number of units sold in the three months ended March 29, 2008 declined to approximately 16,831 units as compared to 19,760 units during the same period in 2007. However, the decline in units shipped was partially offset by a 10.8% increase in the average selling price per unit in the three months ended March 29, 2008 as compared to the three months ended March 31, 2007 due to the change in customer mix and the increased storage revenue as a percent of total revenue. We expect price competition to continue, particularly in our historical top three accounts, and the future changes in average selling price per unit will largely be dependent upon the customer and product mix.

Cost of revenue and gross profit.

	Three months ended
	March 29, 2008	March 31, 2007	Change
			$	%
	(in thousands, except percentages)
Cost of revenue	$51,976	$62,999	$(11,023)	(17)%
Gross profit	$15,990	$9,024	$6,966	77%
Gross margin	23.5%	12.5%	n/a	88%

Gross profit increased approximately $7.0 million due primarily to an $11.0 million decrease in cost of revenues, partially offset by a $4.0 million decrease in revenue. The decrease in the cost of revenue was primarily due to a decrease of $13.7 million in the cost of materials, partially offset by an increase of $2.3 million related to excess and obsolete inventory in the quarter. The decrease in the cost of material was the result of better supply chain management and decreases in the prices of commodities during the year, such as memory and motherboards. The increase in excess and obsolete inventory charges consisted of a $4.5 million charge for excess and obsolete inventory identified in the quarter, offset by $2.2 million from the sale of inventory written down in prior periods.

Changes in customer and product mix and commodity prices, that comprise a significant portion of cost of revenue, significantly impact our gross margin from period to period. In addition, significant shifts in technology may expose us to excess and obsolete inventory write-downs.

Operating expenses.

	Three months ended
	March 29, 2008	March 31, 2007	Change
			$	%
	(in thousands, except percentages)
Research and development	$7,096	$6,836	$260	4%
Sales and marketing	$6,475	$8,722	$(2,247)	(26)%
General and administrative	$7,155	$11,340	$(4,185)	(37)%

Research and development expense.

The increase in research and development expenses in the three months ended March 29, 2008, as compared to the same period in 2007, was due primarily to:

•	The increased compensation and compensation related expenses of $0.9 million was due to the addition of 19 new employees, and

•	Amortization expense increased by $0.5 million due primarily to the acquisition of the DPE technology in April 2007.

These increases were offset by the following decreases:

•	Reduced share-based compensation of $1.1 million due to the changes described in the Company overview under share-based compensation, above and

•	Lower material expenses of $0.2 million than in the three months ended March 31, 2007 due to lower costs for prototype activities based on the stage of various development projects

We expect research and development expense to increase, in absolute dollars, in future periods as we intend to increase our engineering activities in the areas of storage, remote management and power systems.

Sales and marketing expense.

The decrease in sales and marketing expenses in the three months ended March 29, 2008 as compared to the three months ended March 31, 2007, was due to:

•	Reduced share-based compensation of $1.4 million due to the changes described in the Company overview under share-based compensation, above,

•	Decreased commission expense of $0.2 million due to lower revenue and

•	The three months ended March 31, 2007 included, a settlement of a customer dispute that resulted in a $0.7 million charge

We expect sales and marketing expense to increase, in absolute dollars, in future periods as we expect to expand our sales presence in the United States and internationally.

General and administrative expense.

The reduction of general and administrative expense in the three months ended March 29, 2008 as compared to the same period in 2007 consisted of the following:

•	Reduced share-based compensation of $1.6 million due to the changes described in the Company overview under share-based compensation, above,

•

Decreased legal expenses of $0.3 million due in large part to resolving the litigation with Super Micro in the three months ended March 31, 2007 which had associated expenses of $0.8 million, partially offset with $0.5 million higher other legal expenses in the three months ended March 29, 2008,

•	The three months ended March 31, 2007 included a $1.9 million expense associated with delinquent sales and use tax filings that were resolved in 2007,

•	In the 2007 period, we resolved a customer dispute that resulted in a $0.6 million charge in the period and

•

Reduced expense related to the amortization of intangibles recognized in connection with the Old Rackable transaction became fully amortized in 2007 resulting in $0.4 million reduction in amortization expense.

These decreases in general and administrative expense in the three months ended March 29, 2008 as compared to March 31, 2007 were partially offset by:

•	Increased compensation and compensation related expenses of $0.3 million due to the addition of 8 employees in general and administrative activities

We expect our general and administrative expenses will be relatively constant in terms of absolute dollars, but may vary as percentage of revenue, for the remainder of the year.

Other income, net.

	Three months ended
	March 29, 2008	March 31, 2007	Change
			$	%
	(in thousands, except percentages)
Other income, net:	$2,030	$1,803	$227	13%

Other income increased primarily due to currency translation gains in the three months ended March 29, 2008 related to certain receivables which were denominated in Euros. Interest income in the three months ended March 29, 2008 was consistent when compared to the 2007 period, even though our average cash available for investment was higher in the 2008 period, the lower interest rates resulted in a lower yield.

Provision for income taxes.

	Three months ended
	March 29, 2008	March 31, 2007	Change
			$	%
	(in thousands, except percentages)
Tax (provision)/benefit	$(186)	$5,914	$(6,100)	(103)%

We recorded a tax provision of $186,000 for the three months ended March 29, 2008. The effective tax rate used to record the tax provision differed from the combined federal and net state statutory income tax rate for the three months ended March 29, 2008 due primarily to an increase in the valuation allowance for domestic deferred tax assets.

We recorded a tax benefit for the three months ended March 31, 2007 based on a projected 36.8% annual effective tax rate. The effective tax rate of 36.8% used to record the tax benefit differed from the combined federal and net state statutory income tax rate for the three months ended March 31, 2007 due primarily to certain share-based compensation expenses for which tax benefits and related deferred tax assets are not recorded in accordance with SFAS 123R.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments totaled $206.9 million at March 29, 2008, an increase of $8.8 million compared to $198.1 million at December 29, 2007. We expect to finance our operations for the next twelve months primarily through cash, cash equivalents and short term investment balances and cash flow from operations. A large portion of our available cash is invested in highly liquid, short-term investment grade government and agency debt securities and commercial paper with maturities of less than three months.

The following table summarizes our statement of cash flows for the following periods (in thousands):

	Three months ended
	March 29, 2008	March 31, 2007
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$9,460	$10,365
Net cash provided by investing activities	95,419	10,303
Net cash provided by financing activities	472	1,550
Effect of exchange rate changes on cash and cash equivalents	(33)	(12)

Net increase in cash and cash equivalents	105,318	22,206
Cash and cash equivalents - beginning of period	49,897	30,446

Cash and cash equivalents - end of period	$155,215	$52,652

Operating Activities

Cash provided by operating activities was $9.5 million in the three months ended March 29, 2008. Reductions in accounts receivable contributed $15.3 million, as we continued to have strong collection efforts totaling $89.7 million, combined with the lower revenue, during the period. The reduction in inventory of $14.8 million was the result of better supply chain management efforts, as well reduced inventory levels, as a result of lower revenue during the period. With reductions in prepaid and others assets contributing an additional $6.7 million, related to lower prepaid taxes, rebates receivable and sales tax receivable during the period. Also contributing was the non-cash item of share based compensation of $3.5 million. Offset against these increases in cash provided by operations were reductions in account payable of $25.4 million, due in large part to the lower inventory levels as a result of the lower revenue, combined with the improved supply chain management. As well as accrued and others liabilities of $4.4 million, combined with the net loss of $2.9 million.

Cash provided by operating activities in the three months ended March 31, 2007 was $10.4 million, even though we had a $10.2 million net loss in the three months ended March 31, 2007. The primary contributor to the net cash provided by operating activities was the collection of approximately $109.0 million of accounts receivable in the quarter. The collections in the three months ended March 31, 2007 consisted of $95.2 million of our outstanding accounts receivable balance at December 30, 2006 and the remainder was from collections of revenues from sales in the quarter ended March 31, 2007.

Investing Activities

Cash provided by investing activities was $95.4 million for the three months ended March 29, 2008. Cash provided by investing activities consisted of primarily sales and maturities of our short-term marketable securities of $121.6 million, partially offset by purchases of short-term marketable securities of $25.5 million.

Cash provided by investing activities was $10.3 million for the three months ended March 31, 2007. Cash provided by investing activities consisted primarily of purchases of short-term marketable securities of $124.3 million, offset by sales and net maturities of our short-term marketable securities of $136.8 million.

In general, we are not a capital intensive company. However, we do expect capital investments to increase moderately in future periods.

Financing Activities

Net cash provided from financing activities during the three months ended March 29, 2008 was $0.5 million. The primary source of the cash provided was proceeds from the employee stock purchase plan and the exercise of employee stock options.

Net cash provided from financing activities during the three months ended March 31, 2007 was $1.6 million. The primary source of the cash provided was proceeds from the employee stock purchase plan and the exercise of employee stock options.

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

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at March 29, 2008, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Operating leases	$10,100	$2,037	$3,543	$3,312	$1,208
Purchase obligations	21,107	21,107	—	—	—

Total	$31,207	$23,144	$3,543	$3,312	$1,208

In connection with agreements with our suppliers, we agreed to purchase certain units of inventory through 2008. As of March 29, 2008, there was a remaining commitment of $18.9 million through the end of 2008.

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

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of March 29, 2008, our cash equivalents consisted of money market funds in the amount of $143.3 million, and our short-term investments consisted of $43.0 million of debt securities with effective maturities of six months or less. We do not hold short-term investments for trading purposes. Our exposure to interest rate changes has not changed materially since December 29, 2007. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio at March 29, 2008. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

At December 29, 2007, we held $64.6 million of short-term investments consisting of various auction rate municipal bonds and variable rate municipal demand notes (“ARS”), compared to only $8.7 million, net of unrealized loss of $0.4 million, which are classified as long-term investments as of March 29, 2008. Substantially all of these securities consisted of guaranteed student loans, insured or reinsured by the federal government.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures that are designed to ensure that the information included in reports we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is processed and reported within the appropriate time periods. As discussed in more detail below, our management, including our chief executive officer and chief financial officer, has concluded that these disclosure controls and procedures were ineffective as of March 29, 2008 due to material weaknesses that we identified in our internal control over financial reporting, specifically related to inventory valuation and accounting for income taxes.

As reported in our Annual Report on Form 10-K for our fiscal year ended December 29, 2007, our management identified two material weaknesses in internal control over financial reporting as of December 29, 2007 as follows:

Inventory Valuation

Our management concluded that the controls over our accounting for inventory valuation did not operate effectively as of December 29, 2007. In particular, errors were detected in the inventory valuation for the annual financial statements resulting from: (i) items relating to the calculation of purchase price variances and excess and obsolete inventory reserve adjustments and; (ii) reviews of inventory valuations not being performed with sufficient precision. Due to the number and magnitude of the errors identified resulting from these internal control deficiencies and the absence of mitigating controls, management concluded that these internal control deficiencies constitute a material weakness in our internal control over financial reporting because there is a reasonable possibility that a material misstatement of the annual financial statements would not have been prevented or detected on a timely basis.

Accounting for Income Taxes

Our management concluded that the controls over our accounting for income taxes did not operate effectively as of December 29, 2007. In particular, errors were detected in the tax calculations for the annual financial statements resulting from: (i) current period tax calculations not being accurately prepared, and (ii) reviews of tax calculations not being performed with sufficient precision. Due to the magnitude of the error identified resulting from these internal control deficiencies and the absence of mitigating controls, management concluded that these internal control deficiencies constitute a material weakness in our internal control over financial reporting because there is a reasonable possibility that a material misstatement of the annual financial statements would not have been prevented or detected on a timely basis.

We have been addressing these material weaknesses, as described below; however, management has not tested the internal controls related to the material weaknesses as disclosed in our Form 10-K, as of December 29, 2007. We do not expect to have fully remediated these material weaknesses, until management has tested those internal controls and found them to have been remediated. We expect to complete this process during our annual audit for fiscal 2008.

Changes in Internal Control over Financial Reporting

We commenced a number of efforts to remediate the two material weaknesses noted above. These efforts will continue and include the following:

Inventory Valuation

During the three months ended March 29, 2008, we continued the remediation process commenced last quarter, for the material weakness in accounting for inventory valuation, as reported in Item 9A of our Annual Report on Form 10-K filed March 13, 2008. For example, we hired, during the period following the filing of our Annual Report, two experienced cost analysts.

As disclosed in Item 9A, we will continue to make changes as necessary through automation, recruiting and enhancing the training of high quality personnel, in order to provide us with the infrastructure and processes necessary to remediate the inventory valuation material weakness, and to ensure operating effectiveness and improved internal controls over financial reporting.

Accounting for Income Taxes

During the three months ended March 29, 2008, we continued the remediation process commenced last quarter, for the material weakness in accounting for income taxes, as reported in Item 9A of our Annual Report on Form 10-K filed March 13, 2008. For example, we recruited, during the period following the filing of our Annual Report, an additional accounting professional to support tax accounting.

As disclosed in Item 9A, we will continue to make changes as necessary through automation, recruiting and enhancing the training of high quality personnel, and improving the quality and timing of our accounting close process to allow for increased review time, in order to provide us with the infrastructure and processes necessary to remediate the income tax accounting material weakness, and to ensure operating effectiveness and improved internal controls over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1A.	Risk Factors

We have updated the risk factors appearing under the caption “Risks Relating to our Business and Industry” set forth in our Annual Report on Form 10-K for the year ended December 29, 2007. These updated risk factors are set forth below. We have designated with an asterisk (*) those risk factors that have changed substantively from those set forth in our Annual Report on Form 10-K. However, there have not been any substantive changes from the risks under the caption “Risks Relating to Owning Our Stock” in our Annual Report on Form 10-K for the year ended December 29, 2007, and these risks are not repeated here.

Risks Related To Our Business and Industry

* Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. For example, our revenues increased to $106.9 million for the quarter ended December 30, 2006, decreased to revenues of $72.0 million for the quarter ended March 31, 2007, increased to $ 111.7 million for the quarter ended December 29, 2007 and decreased to $68.0 million for the quarter ended March 29, 2008. The decrease in revenue in the first quarter of fiscal 2008 is attributed to a variety of reasons, including seasonality which has occurred in the first quarter of our fiscal year. Further, our gross margin decreased dramatically in 2007 as a result of competition for the business derived from our principal customers and a $16.6 million charge for excess and obsolete inventory recorded in 2007. We expect that our revenues, gross margin and earnings per share will fluctuate on a quarterly basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

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

* We are substantially dependent on a concentrated number of customers, specifically Internet companies that purchase in large quantities. If we are unable to maintain or replace our relationships with customers and diversify our customer base, our revenues may fluctuate and our growth may be limited.

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. In 2007, our three largest customers accounted for 64% of our revenues. In the first quarter of 2008, our four largest customers accounted for 68% of our revenue. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected. In addition, customer concentration may expose us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, as of March 29, 2008, 64% of our accounts receivable were owed to us from three customers.

In 2007 and the first quarter of 2008, a substantial majority of our revenues were generated from companies that compete in the Internet market. A significant part of our growth has been due to the fact that these companies are doing well and, in many cases, expanding and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenues will be adversely affected.

We face intense competition from the leading enterprise computing companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth or profitability.

The markets for compute server products and storage products are highly competitive. In addition to intensely competitive smaller companies, we face challenges from some of the most established companies in the computer industry, such as Dell, Inc, Hewlett-Packard Company (“H-P”), International Business Machines Corporation and Sun Microsystems, Inc in the computer server market. In the storage market, we compete primarily with EMC Corporation, H-P, Hitachi Data Systems, Inc, Super Micro Computer, Inc and Network Appliance, Inc. These larger competitors have at least the following advantages over us:

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

Because these competitors may have greater financial strength than we do and are able to offer a more diversified bundle of products and services, they may have the ability to severely undercut the pricing of our products or provide additional products or servicing at little or no cost, which would make us less competitive or force us to reduce our average selling prices, negatively impacting our margins. In the past, we have had transactions where one or more competitors undercut our prices causing us to reduce our price, which negatively impacted our gross margin on that transaction and our overall gross margin. In addition, we have on occasion lost sales opportunities due to a competitor undercutting the pricing of our products or maintaining superior brand recognition. These competitors may be able to develop products that are superior to the commercially available components that we incorporate into our products, or may be able to offer products that provide significant price advantages over those we offer. For instance, a competitor could use its resources to develop proprietary motherboards with specifications and performance that are superior in comparison with the platforms that are currently available to the marketplace, which could give that competitor a distinct technological advantage. In addition, if our competitors’ products become more accepted than our products, our competitive position will be impaired.

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

A significant portion of our cost of goods sold is directly related to the pricing of commoditized materials and components utilized in the manufacture of our products, such as memory, hard drives, central processing units (“CPUs”), or power supplies. As part of our procurement model, we generally do not enter into long-term supply contracts for these materials and components, but instead, purchase these materials and components in a competitive bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by the availability and price volatility in the marketplace for these components and materials, especially for DRAM, and new versions of hard drives and CPUs that are introduced by our suppliers. In the fourth quarter of 2006, we experienced volatility in DRAM prices that caused us to procure DRAM at prices higher than anticipated, which negatively impacted our overall gross margin for the quarter. In 2007, prices of DRAM decreased. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. In addition, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margins. Also, if we try to take advantage of favorable pricing of a particular component by purchasing a large quantity, there is the risk that a shift in our customers’ preferred components may render any stockpiled components of little value to us. For example, we recorded a $16.6 million expense related to the write down for excess and obsolete inventory during fiscal year 2007, contributed in part by customer driven technology platform shift from AMD to Intel, affecting demand for memory, motherboards, CPUs and chassis that we had previously purchased.

In addition, because our procurement model involves our ability to maintain a low inventory and to acquire materials and components as needed, and because we do not enter into long-term supply contracts for these materials and components, our ability to effectively and efficiently respond to customer orders may be constrained by the then-current availability or the terms and pricing of these materials and components. Our industry has experienced component shortages and delivery delays in the past, and in the future we may experience shortages or delays of critical components as a result of strong demand in the industry or other factors. As one example, DRAM can represent a significant portion of our cost of revenues, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. In the fourth quarter of 2006 we encountered situations where we were forced to pay higher prices than we anticipated for DRAM and we have encountered situations where DRAM was in tight supply and we were unable to deliver customer orders on their anticipated delivery dates. As another example, the industry in the past has experienced a shortage of selected Intel chips, which caused some of our motherboard suppliers to reduce or suspend shipments of motherboards using these chips. This impacted our ability to ship selected configurations to some of our customers, and in some cases accelerated a transition to other platforms. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results. In addition, if any of our suppliers, such as Intel or AMD, were to increase the costs to Rackable for components we use, we would either pass these price increases on to our customers, which could cause us to lose business from these customers, or we would need to absorb these price increases, which would cause our margins to decrease, either of which could adversely affect our business and financial results.

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

* We depend on our compute server products for the majority of our revenues. If market acceptance of our compute server products does not continue, we may not be able to achieve or sustain growth.

Sales of our compute server products accounted for 81% of our revenues during our first quarter of fiscal 2008 and 91% of revenues in fiscal 2007. If our compute server products fail to maintain market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current server product lines, we may not grow our business and revenues as we expect. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

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

* Uncertainty in the credit market may negatively affect the value of auction rate securities owned by us and our ability to liquidate these securities.

Our investment portfolio as of March 29, 2008, includes various auction rate securities (“ARS”) with a cost of $9.1 million. ARS are variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are held at pre-determined intervals, usually every 28 days. In the past, liquidity for ARS was provided by this auction process that allowed investors to roll over their holdings or obtain immediate liquidity by selling the ARS at market. Recent uncertainty in the credit market has negatively affected these auctions and certain of these auctions have not had sufficient bidders to allow investors to complete a sale of ARS. In February 2008, auctions related to the $9.1 million of ARS currently owned by us have failed. These are the only ARS investments in our portfolio as of March 29, 2008. Due to the uncertainty of liquidity, we have classified these investments of $8.7 million as long term and have included such investments in non current assets. We have recorded an unrealized loss of $0.4 million on such investments to other comprehensive income. In the future, failed auctions for our ARS may affect our ability to liquidate these ARS until a future auction is successful. In addition, failed auctions may affect the fair value of our ARS and may result in an impairment charge.

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

As a publicly traded company we must maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In connection with the preparation of our financial statements for the year ended December 29, 2007, we determined that we had two material weaknesses, and therefore determined that our internal control over financial reporting was not effective, and therefore created a reasonable possibility of material misstatements in our financial statements. These material weaknesses related to our accounting for inventory valuation and accounting for income taxes, as more fully explained in Part I “Item 4. Controls and Procedures” in this Quarterly Report on Form 10-Q and have not yet been remediated.

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
Chief Financial Officer
(Duly authorized and principal financial officer)

Dated: May 8, 2008

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Ex. No	File No.	Filing Date
2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant	S-1	2.1	333-122576	2/4/2005

2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto.	8-K	2.1	000-51333	8/30/2006

3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	000-51333	8/12/2005

3.2	Amended and Restated Bylaws.	8-K	3.6	333-122576	3/7/2008

4.1	Reference is made to Exhibits 3.1, and 3.2.

4.2	Form of Specimen Stock Certificate.	S-1A/2	4.2	333-122576	5/2/2005

10.61	Compensation Arrangements with Named Executive Officers	8-K	*	000-51333	2/6/2008,

					3/21/08,

					4/24/08

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

*	Description of such arrangements in Item 5.02 of such report
**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems, Inc. for purposes of Section 18 of the Securities Exchange