Form 10-Q/A
period 2008-03-29
Rackable Systems, Inc.
filed 2008-07-18
CIK 1316625

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

QUARTERLY REPORT ON FORM 10-Q/A

For the fiscal quarter ended March 29, 2008

EXPLANATORY NOTE

Rackable Systems, Inc. (“the Company”) is filing this Amendment No. 1 on Form 10-Q/A, Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the three months ended March 29, 2008, which was originally filed on May 8, 2008, (the ”Original Form 10-Q”) , restating our condensed consolidated balance sheet as of March 29, 2008 and the related condensed consolidated statements of operations and cash flows for the three months ended March 29, 2008, including the condensed consolidated footnotes.

Subsequent to the original filing, the Company concluded that errors existed in the Original Form 10-Q related to the accounting of favorable material variances which affected inventory and cost of revenue. Following disclosure of the error to the Audit Committee of the Rackable Systems Board of Directors (“Audit Committee”) at a meeting held on May 27, 2008, management concluded, and the Audit Committee agreed, that the financial statements of Rackable Systems for the three months ended March 29, 2008, should no longer be relied upon and that the previously issued financial statements should be restated. The overall impact of the adjustments was a decrease in cost of revenue and an increase in inventory of $1.5 million. This restatement also includes the correction of other errors that were considered immaterial and not included in our Original Form 10-Q, which resulted in a reduction of $0.3 million of loss before income taxes. These errors resulted from a miscalculation of an inventory reserve, incorrect adjustments to certain accrued liabilities and reserves and miscellaneous reclassification entries. The overall tax impact of the adjustments set forth above resulted in an increase in the benefit for income taxes of $0.3 million.

The restatement did not affect our disclosures in any items of the Original Form 10-Q other than Items 1 and 2 of Part I and, accordingly, the unaffected items of the Original Form 10-Q are not repeated herein. The errors causing the restatement occurred in areas of material weakness in our internal controls that were previously disclosed in Item 4, Part I of the Original Form 10Q. The Company believes that the errors prompting the restatement are related to the lack of sufficient precision in the review of inventory valuations, and therefore encompassed by Item 4, Part I of the Company’s previously disclosed material weakness as set forth in the Original Form 10-Q. In particular, work orders related to product that shipped for the three months ended March 29, 2008 were not closed timely, resulting in inventory values being relieved in excess of actual cost.

For more detailed information about the restatement, please see Note 2, “Restatement of condensed consolidated financial statements as of and for the three months ended March 29, 2008” in the accompanying condensed consolidated financial statements and “Restatement of Previously Issued Financial Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this quarterly report.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, other than the restatement for the matter discussed above.

Also attached to this Amendment is an exhibit index disclosing the filing of the certifications required to be filed as exhibits to this Amendment, as well as such certifications.

This quarterly report on Form 10-Q/A should be read in conjunction with our Form 10-K for our fiscal year ended December 29, 2007.

SIGNATURES

“Rackable Systems,” “Eco-Logical”, “OmniStor,” “RapidScale,” “Roamer”, “Concentro”, “ICE Cube” and the Rackable Systems logo are trademarks or registered trademarks of Rackable Systems, Inc. All other trademarks or service marks appearing in this report are trademarks or service marks of their respective owners.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 29, 2008	December 29, 2007
	(As restated) (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,215	$49,897
Short-term investments	43,005	148,215
Accounts receivable, net of allowance for doubtful accounts of $454 and $434	34,664	49,957
at March 29, 2008 and December 29, 2007, respectively
Inventories	37,899	52,528
Deferred income taxes	499	499
Deferred cost of sales	54	456
Prepaids and other current assets	12,192	19,000

Total current assets	283,528	320,552
PROPERTY AND EQUIPMENT, Net	8,030	8,285
LONG-TERM INVESTMENTS	8,729	—
INTANGIBLE ASSETS, Net	21,854	22,732
OTHER ASSETS	2,849	889

TOTAL	$324,990	$352,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,391	$47,780
Accrued expenses	11,603	16,382
Income taxes payable	20	—
Deferred revenue	5,205	5,190

Total current liabilities	39,219	69,352
DEFERRED INCOME TAXES	2,864	3,031
DEFERRED RENT	992	868
DEFERRED REVENUE	2,882	3,089

Total liabilities	45,957	76,340
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 12,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 29,631,036 and 29,525,561 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	30	29
Additional paid-in capital	444,787	440,725
Accumulated other comprehensive loss	(393)	(11)
Accumulated deficit	(165,391)	(164,625)

Total stockholders’ equity	279,033	276,118

TOTAL	$324,990	$352,458

(1)	See note 2 restatement of condensed consolidated financial statements of the condensed consolidated financial statements

See notes to these unaudited condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three months ended
	March 29, 2008	March 31, 2007
	(As restated) (1)
REVENUE	$67,966	$72,023
COST OF REVENUE	50,245	62,999

GROSS PROFIT	17,721	9,024

OPERATING EXPENSES:
Research and development	7,096	6,836
Sales and marketing	6,475	8,722
General and administrative	7,041	11,340

Total operating expenses	20,612	26,898

LOSS FROM OPERATIONS	(2,891)	(17,874)
Total other income, net	2,030	1,803

LOSS BEFORE INCOME TAXES	(861)	(16,071)
INCOME TAX BENEFIT	95	5,914

NET LOSS	$(766)	$(10,157)

NET LOSS PER SHARE
Basic	$(0.03)	$(0.36)

Diluted	$(0.03)	$(0.36)

WEIGHTED SHARES USED IN NET LOSS PER SHARE
Basic	29,352,438	28,220,970

Diluted	29,352,438	28,220,970

(1)	See note 2 restatement of condensed consolidated financial statements of the condensed consolidated financial statements

See notes to these unaudited condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended
	March 29, 2008	March 31, 2007
	(As restated) (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(766)	$(10,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,723	1,298
Provision for doubtful accounts receivable	20	145
Deferred income taxes	(166)	(6,198)
Share-based compensation expense	3,457	7,888
Changes in operating assets and liabilities:
Accounts receivable	15,273	34,782
Inventories	13,114	(391)
Prepaids and other assets	6,807	(2,572)
Accounts payable	(25,438)	(12,803)
Accrued expenses and deferred rent	(4,656)	(2,396)
Income taxes payable	20	949
Deferred cost of sales	263	2,043
Deferred revenue	(191)	(2,223)

Net cash provided by operating activities	9,460	10,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(25,500)	(124,331)
Proceeds from sales and maturities of marketable securities	121,632	136,848
Purchases of property and equipment	(719)	(2,028)
Terrascale acquisition, net of cash acquired	—	(150)
Expenditures for intangible assets	6	(36)

Net cash provided by investing activities	95,419	10,303

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit of stock options exercised	—	(430)
Restricted shares retired to cover taxes	(285)	(51)
Proceeds from issuance of common stock upon exercise of stock options	80	966
Proceeds from issuance of common stock upon ESPP purchase	677	1,065

Net cash provided by financing activities	472	1,550

Effect of exchange rate changes on cash and cash equivalents	(33)	(12)
NET INCREASE IN CASH AND CASH EQUIVALENTS	105,318	22,206
CASH AND CASH EQUIVALENTS—Beginning of period	49,897	30,446

CASH AND CASH EQUIVALENTS—End of period	$155,215	$52,652

NON CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset expenditures in accounts payable	$49	$—

Unrealized loss, net on investments	$(349)	$(57)

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid (refund) for income taxes	$(472)	$510

(1)	See note 2 restatement of condensed consolidated financial statements of the condensed consolidated financial statements

See notes to these unaudited condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS

Rackable Systems, Inc. (“Rackable Systems”, “we”, “our” or the “Company”) was incorporated in the state of Delaware in December 2002 in connection with the acquisition of substantially all the assets and liabilities of Rackable Systems’ predecessor company referred to herein as Old Rackable. The Company has subsidiaries in Canada, Hong Kong and Ireland. The Company’s headquarters is located in Fremont, California. The principal business of the Company is the design, manufacture and implementation of highly scalable compute servers and high-capacity storage systems, which are sold to customers such as large internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas, biotechnology and pharmaceuticals.

2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE THREE MONTHS ENDEDMARCH 29, 2008

Subsequent to the original filing, the Company’s Form 10Q for the three months ended March 29, 2008 (“Original Filing”) the Company concluded that errors existed in the Original Filing related to the accounting of favorable material variances which affected inventory and cost of revenue. As a result, the Company has restated the accompanying condensed consolidated financial statements as of and for the three months ended March 29, 2008. The overall impact of the adjustments to correct these errors was a decrease in cost of revenue and an increase in inventory of $1.5 million.

This restatement also includes the correction of other errors that were considered immaterial. These resulted in an additional decrease in cost of revenue and an increase in inventory of $0.2 million, as well as a decrease of $0.1 million to general and administrative expenses. The errors resulted from a miscalculation of an inventory reserve, incorrect adjustments to certain liabilities and reserves and miscellaneous reclassification entries.

The Company recorded the tax impact of the restated adjustments listed above which resulted in an increase in the benefit for income taxes of $0.3 million. The overall impact of the total restated adjustments set forth above was a cumulative decrease of net loss and accumulated deficit by approximately $2.1 million.

The following sets forth the effect of the restatement on the applicable line items in the Company’s condensed consolidated balance sheet for the three months ended March 29, 2008 (in thousands, except share amounts):

	March 29, 2008
	(as reported)	(adjustments)	(as restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,215	$—	$155,215
Short-term investments	43,005	—	43,005
Accounts receivable, net of allowance for doubtful accounts	34,664	—	34,664
Inventories	36,234	1,665	37,899
Deferred income taxes	499	—	499
Deferred cost of sales	54	—	54
Prepaids and other current assets	12,324	(132)	12,192

Total current assets	281,995	1,533	283,528

TOTAL	$323,457	$1,533	$324,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,397	$(6)	$22,391
Accrued expenses	11,909	(306)	11,603
Income taxes payable	301	(281)	20
Deferred revenue	5,205	—	5,205

Total current liabilities	39,812	(593)	39,219
Total liabilities	46,550	(593)	45,957
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 12,000,000 shares authorized and none outstanding.	—	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 29,631,036 outstanding at March 29, 2008	30	—	30
Additional paid-in capital	444,787	—	444,787
Accumulated other comprehensive loss	(393)	—	(393)
Accumulated deficit	(167,517)	2,126	(165,391)

Total stockholders’ equity	276,907	2,126	279,033

TOTAL	$323,457	$1,533	$324,990

The following sets forth the effect of the restatement on the applicable line items in the Company’s condensed consolidated statement of operations for the three months ended March 29, 2008 (in thousands, except share and earnings per share amounts):

	Three months ended March 29, 2008
	(as reported)	(adjustments)	(as restated)
REVENUE	$67,966	$—	$67,966
COST OF REVENUE	51,976	(1,731)	50,245

GROSS PROFIT	15,990	1,731	17,721

OPERATING EXPENSES:
Research and development	7,096	—	7,096
Sales and marketing	6,475	—	6,475
General and administrative	7,155	(114)	7,041

Total operating expenses	20,726	(114)	20,612

LOSS FROM OPERATIONS	(4,736)	1,845	(2,891)
Total other income, net	2,030	—	2,030

LOSS BEFORE INCOME TAXES	(2,706)	1,845	(861)
INCOME TAX (PROVISION)/BENEFIT	(186)	281	95

NET LOSS	$(2,892)	$2,126	$(766)

NET LOSS PER SHARE
Basic	$(0.10)	$0.07	$(0.03)

Diluted	$(0.10)	$0.07	$(0.03)

WEIGHTED SHARES USED IN NET LOSS PER SHARE
Basic	29,352,438	29,352,438	29,352,438

Diluted	29,352,438	29,352,438	29,352,438

The following sets forth the effect of the restatement on the applicable line items in the Company’s condensed consolidated statement of cash flows for the three months ended March 29, 2008 (in thousands):

	Three months ended March 29, 2008
	(as reported)	(adjustments)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,892)	$2,126	$(766)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,723	—	1,723
Provision for doubtful accounts receivable	20	—	20
Deferred income taxes	(166)	—	(166)
Share-based compensation expense	3,457	—	3,457
Changes in operating assets and liabilities:
Accounts receivable	15,273	—	15,273
Inventories	14,779	(1,665)	13,114
Prepaids and other assets	6,675	132	6,807
Accounts payable	(25,432)	(6)	(25,438)
Accrued expenses and deferred rent	(4,350)	(306)	(4,656)
Income taxes payable	301	(281)	20
Deferred cost of sales	263	—	263
Deferred revenue	(191)	—	(191)

Net cash provided by operating activities	9,460	—	9,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	95,419	—	95,419

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	472	—	472

Effect of exchange rate changes on cash and cash equivalents	(33)	—	(33)
NET INCREASE IN CASH AND CASH EQUIVALENTS	105,318	—	105,318
CASH AND CASH EQUIVALENTS—Beginning of period	49,897	—	49,897

CASH AND CASH EQUIVALENTS—End of period	$155,215	$—	$155,215

There was no impact to net cash provided by operating activities, net cash provided by investing activities and net cash provided by financing activities for the three months ended March 29, 2008.

The following notes to the condensed consolidated financial statements have been restated to reflect the correction of the accounting errors described above: Note 4. Balance Sheet, Note 5. Earnings Per Share, Note 10. Income Taxes and Note 11. Commitments and Contingencies.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, warranty, share-based compensation, intangible assets and accounting for income taxes.

Cash and Cash Equivalents. The Company classifies highly liquid investments as cash equivalents. Cash and cash equivalents consist of cash deposited in checking and money market accounts.

Marketable Securities. The Company accounts for short-term marketable securities in accordance with the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company classifies marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each consolidated balance sheet date. Our marketable securities include commercial paper, corporate bonds, government securities and auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years.

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

Effective December 30, 2007, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS No.157 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Further information about the application of SFAS No. 157 may be found in Note 12 below.

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

Impairment of Long-Lived Assets. The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company evaluates its long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss may be recognized when undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows.

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

Where software is integrated with hardware and sold as a hardware appliance the Company provides unspecified software updates and enhancements to the software through service contracts. As a result, the Company accounts for revenue in accordance with SOP 97-2 for transactions involving the sale of software. Revenues earned on software arrangements involving multiple-elements are allocated to each element based on Vendor Specific Objective Evidence (“VSOE”) of fair value. The VSOE of fair value of the undelivered elements (maintenance and support services) is generally determined based on the price charged for the undelivered element when sold separately or renewed. If VSOE cannot be obtained to determine fair value of the undelivered elements, revenue from the entire arrangement would be deferred and recognized as these elements are delivered.

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

In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 was adopted by the Company in the first quarter of fiscal 2007. The cumulative effect of applying FIN 48 was recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 did not have a material impact on the Company’s condensed consolidated statements of operations, balance sheet and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has elected not to apply the fair value option to these instruments, which is permitted under SFAS No. 159.

4. BALANCE SHEET

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

Revenue from customers representing 10% or more of total revenue was as follows:

	Three months ended
	March 29, 2008	March 31, 2007
Amazon	24%	17%
Facebook	17%	*
Microsoft	15%	30%
You Tube	12%	*
Yahoo	*	15%

*	indicates less than 10% for the period.

A summary of the activity in the reserves relating to doubtful accounts receivable and sales returns is as follows (in thousands):

	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for Doubtful Accounts
Year ended December 29, 2007	$328	$299	$(193)	$434
Three months ended March 29, 2008	$434	$20	$—	$454
Sales Return Reserve
Year ended December 29, 2007	$137	$1,284	$(1,091)	$330
Three months ended March 29, 2008	$330	$66	$(224)	$172

Inventories

Inventories consist of the following (in thousands):

	March 29, 2008	December 29, 2007
	(restated)
Finished goods	$3,807	$5,820
Work in process	7,647	16,385
Raw materials	26,445	30,323

Total inventories	$37,899	$52,528

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	March 29, 2008	December 29, 2007
Leasehold improvements	$1,503	$1,484
Manufacturing equipment	3,643	3,303
Furniture and fixtures	1,134	1,127
Computer equipment	6,940	6,858
Construction in progress	512	362
Vehicles	117	118

	13,849	13,252
Less accumulated depreciation and amortization	(5,819)	(4,967)

Property and equipment, net	$8,030	$8,285

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

In the three months ended March 29, 2008 and March 31, 2007, amortization of intangible assets was $0.9 million and $0.8 million, respectively. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that the future amortization of acquired intangible assets will be as follows (in thousands):

2008 (remainder)	$2,583
2009	3,339
2010	3,183
2011	3,056
2012	3,054
2013 and beyond	3,152

Total amortization	$18,367

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 29, 2008	December 29, 2007
	(restated)
Accrued commission	$1,184	$2,137
Accrued payroll and related expenses	3,570	5,754
Accrued warranty	2,361	2,038
Accrued sales and use tax	1,972	3,828
Other accrued expenses	2,516	2,625

Total accrued expenses	$11,603	$16,382

Accumulated Other Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

Accumulated Other Comprehensive Loss
December 29, 2007	$(11)

Change in unrealized loss on investments	(349)
Change in cumulative translation adjustment	(33)

March 29, 2008	$(393)

Accumulated Other Comprehensive Loss
December 30, 2006	$(3)

Change in unrealized loss on investments	(57)
Change in cumulative translation adjustment	(11)

March 31, 2007	$(71)

5. EARNINGS PER SHARE

In accordance with SFAS No.128, Earnings Per Share, basic net income (loss) per common share has been computed by using the weighted average number of shares of common stock outstanding during the period, less the shares subject to repurchase. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three months ended
	March 29, 2008	March 31, 2007
	(restated)
Numerators:
Net loss	$(766)	$(10,157)

Denominators:
Weighted-average shares - Basic	29,352,438	28,220,970
Weighted-average shares - Diluted	29,352,438	28,220,970
Net loss per common share - Basic	$(0.03)	$(0.36)

Net loss per common share - Diluted	$(0.03)	$(0.36)

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

6. SHARE BASED COMPENSATION

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

The following table summarizes the Company’s restricted stock units (“RSU”) activity for the three months ended March 29, 2008:

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

7. EMPLOYEE BENEFIT PLANS

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

8. DEFERRED REVENUE AND DEFERRED COST OF GOODS SOLD

At March 29, 2008, the Company had total deferred revenue of $8.1 million, this deferred revenue includes deferred product revenue of $0.9 million. These product deferrals are related to shipments to customers pending acceptance or deferrals related to sales which did not qualify for immediate revenue recognition. The remaining deferred revenue of $7.2 million pertains to revenue from maintenance and extended warranty arrangements that are recognized ratably over the contract period and professional support services which had not been completed as of the balance sheet date. Deferred product costs associated with deferred revenue were $0.3 million at March 29, 2008.

At December 29, 2007, the Company had total deferred revenue of $8.3 million, this deferred revenue includes deferred product revenue of $1.1 million. These product deferrals are related to shipments to customers pending acceptance or deferrals related to sales which did not qualify for immediate revenue recognition. The remaining deferred revenue of $7.2 million pertains to revenue from maintenance and extended warranty arrangements that are recognized ratably over the contract period and professional support services which had not been completed as of the balance sheet date. Deferred product costs associated with deferred revenue were $0.5 million at December 29, 2007.

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

10. INCOME TAXES

The Company recorded a tax benefit of $95,000 for the three months ended March 29, 2008. The effective tax rate used to record the tax benefit differed from the combined federal and net state statutory income tax rate for the three months ended March 29, 2008 due primarily to an increase in the valuation allowance for domestic deferred tax assets.

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

	March 29, 2008	March 31, 2007	December 29, 2007
	(restated)
Balance—beginning of period	$2,038	$868	$868
Current period accrual	428	712	3,117
Warranty expenditures charged to accrual	(105)	(692)	(1,947)

Balance—end of period	$2,361	$888	$2,038

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

12. FAIR VALUE MEASUREMENTS

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

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Form 10-Q/A other than statements of historical fact, are forward-looking statements. Investors can identify these and other forward-looking statements by the use of words such as “estimate,” “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other similar expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.

Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, the risk factors set forth in,” Part I, Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Part II, Item 1A—Risk Factors” in this Form 10-Q/A and elsewhere in this Form 10-Q/A, and in “Part II, Item 1A-Risk Factors” in the original Form 10-Q, as well as, the risks detailed from time to time in Rackable Systems, Inc.’s future U.S. Securities and Exchange Commission reports. The information included in this Form 10-Q/A is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ materially from the forward-looking statements included herein. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results except as required by law. Accordingly, we caution readers not to place undue reliance on such statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

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

Restatement of Previously Issued Financial Results

We have restated our condensed consolidated balance sheet as of March 29, 2008, and the related condensed consolidated statement of income and cash flows for the three months ended March 29, 2008, including the applicable notes as reflected in this Form 10-Q/A. For additional information about the restatement, please see the Explanatory Note to this report and Note 2 of notes to condensed consolidated financial statements, “Restatement of condensed consolidated financial statements for the three months ended and as of March 29, 2008.”

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

Share-based Compensation

In July 2007, we completed a tender offer to exchange 893,828 restricted stock unit awards for 2,238,883 employee stock options. (See Note 6 of the condensed consolidated financial statements.) More than 87% of the eligible employees representing more than 92% of the eligible stock options participated. The incremental accounting charge for the restricted stock unit awards was approximately $145,000, which reflects the difference between the unrecognized compensation costs of the options cancelled ($17.1 million) and the total value of the restricted stock unit awards on July 10, 2007 ($17.2 million). The total value of the restricted stock unit awards is amortized over the vesting period of the restricted stock unit awards which is longer than the remaining vesting period of the options tendered.

Beginning with the tender offer discussed above and continuing into 2008, we have moved away from the use of stock option awards and more to the issuance of restricted stock awards (“RSA”) and restricted stock units (RSU”) for our equity compensation. The following table represents the grants outstanding by type and percent of possible dilution as of the dates set forth below:

	March 29, 2008	As a % of common outstanding	March 31, 2007	As a % of common outstanding
Common stock outstanding	29,631,036	100.0%	28,596,263	100.0%
Stock option awards	2,882,150	9.7	5,199,981	18.2
Restricted stock units	1,572,458	5.3	—	—

Total grants outstanding	4,454,608	15.0	5,199,981	18.2
Fully diluted	34,085,644	115.0%	33,796,244	118.2%

The following table represents the share-based compensation expenses for the respectively periods (in thousands, except percentages):

	Three months ended
	March 29, 2008	March 31, 2007	Change
			$	%
Cost of revenue	$302	$669	$(367)	(55)%
Research and development	807	1,936	(1,129)	(58)
Selling and marketing	649	2,014	(1,365)	(68)
General and administrative	1,699	3,269	(1,570)	(48)

Total	$3,457	$7,888	$(4,431)	(56)%

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

Results of Operations

The following table sets forth our financial results for the three months ended March 29, 2008, and March 31, 2007, as a percentage of revenue.

	Three months ended
	March 29, 2008	March 31, 2007
	(restated)
REVENUE	100%	100%
COST OF REVENUE	74%	87%

GROSS PROFIT	26%	13%
OPERATING EXPENSES:
Research and development	10%	9%
Sales and marketing	10%	12%
General and administrative	10%	16%

Total operating expenses	30%	37%

LOSS FROM OPERATIONS	(4)%	(24)%

Total other income, net	3%	2%

LOSS BEFORE INCOME TAXES	(1)%	(22)%
INCOME TAX BENEFIT	0%	8%

NET LOSS	(1)%	(14)%

Comparison of the three months ended March 29, 2008 and March 31, 2007

Revenue.

	Three months ended
	March 29, 2008	March 31, 2007	Change
			$	%
	(in thousands, except percentages)
Revenue	$67,966	$72,023	$(4,057)	(6)%

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

Cost of revenue and gross profit.

	Three months ended
	March 29, 2008	March 31, 2007	Change
			$	%
	(restated)
	(in thousands, except percentages)
Cost of revenue	$50,245	$62,999	$(12,754)	(20)%
Gross profit	$17,721	$9,024	$8,697	96%
Gross margin	26.1%	12.5%	n/a	109%

Gross profit increased approximately $8.7 million due primarily to a $12.8 million decrease in cost of revenues, partially offset by a $4.0 million decrease in revenue. The decrease in the cost of revenue was primarily due to a decrease of $13.7 million in the cost of materials, partially offset by an increase of $2.3 million related to excess and obsolete inventory in the quarter. The decrease in the cost of material was the result of better supply chain management and decreases in the prices of commodities during the year, such as memory and motherboards. The increase in excess and obsolete inventory charges consisted of a $4.5 million charge for excess and obsolete inventory identified in the quarter, offset by $2.2 million from the sale of inventory written down in prior periods.

Changes in customer and product mix and commodity prices, that comprise a significant portion of cost of revenue, significantly impact our gross margin from period to period. In addition, significant shifts in technology may expose us to excess and obsolete inventory write-downs.

Operating expenses.

	Three months ended
	March 29, 2008	March 31, 2007	Change
			$	%
	(restated)
	(in thousands, except percentages)
OPERATING EXPENSES:
Research and development	$7,096	$6,836	$260	4%
Sales and marketing	$6,475	$8,722	$(2,247)	(26)%
General and administrative	$7,041	$11,340	$(4,299)	(38)%

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

Provision for income taxes.

	Three months ended
	March 29, 2008	March 31, 2007	Change
			$	%
	(restated)
	(in thousands, except percentages)
Tax benefit	$95	$5,914	$(5,819)	(98)%

We recorded a tax benefit of $95,000 for the three months ended March 29, 2008. The effective tax rate used to record the tax benefit differed from the combined federal and net state statutory income tax rate for the three months ended March 29, 2008 due primarily to an increase in the valuation allowance for domestic deferred tax assets.

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

Operating Activities

Cash provided by operating activities was $9.5 million in the three months ended March 29, 2008. Reductions in accounts receivable contributed $15.3 million, as we continued to have strong collection efforts totaling $89.7 million, combined with the lower revenue, during the period. The reduction in inventory of $13.1 million was the result of better supply chain management efforts, as well reduced inventory levels, as a result of lower revenue during the period. With reductions in prepaid and others assets contributing an additional $6.8 million, related to lower prepaid taxes, rebates receivable and sales tax receivable during the period. Also contributing was the non-cash item of share based compensation of $3.5 million. Offset against these increases in cash provided by operations were reductions in account payable of $25.4 million, due in large part to the lower inventory levels as a result of the lower revenue, combined with the improved supply chain management. As well as accrued expenses and deferred rent of $4.7 million, combined with the net loss of $0.8 million.

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

Investing Activities

Cash provided by investing activities was $95.4 million for the three months ended March 29, 2008. Cash provided by investing activities consisted primarily of sales and maturities of our short-term marketable securities of $121.6 million, partially offset by purchases of short-term marketable securities of $25.5 million.

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

As reported in our Annual Report on Form 10-K for our fiscal year ended December 29, 2007, our management identified two material weaknesses in internal control over financial reporting as of December 29, 2007, which continue to be material weaknesses as of March 29, 2008, as follows:

Inventory Valuation

Our management concluded that the controls over our accounting for inventory valuation did not operate effectively as of December 29, 2007 and continued to be a material weakness as of March 29, 2008. In particular, errors were detected in the inventory valuation for the annual and interim financial statements resulting from: (i) items relating to the calculation of purchase price variances and excess and obsolete inventory reserve adjustments and; (ii) reviews of inventory valuations not being performed with sufficient precision. Due to the number and magnitude of the errors identified resulting from these internal control deficiencies and the absence of mitigating controls, management concluded that these internal control deficiencies constitute a material weakness in our internal control over financial reporting because there is a reasonable possibility that a material misstatement of the annual and interim financial statements would not have been prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

We commenced a number of efforts to remediate the two material weaknesses noted above. These efforts will continue throughout 2008 and include the following:

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

Management expects to complete our remediation efforts during fiscal 2008; however, the ultimate remediation of these material weaknesses is contingent upon our ability to test the internal controls related to the material weaknesses once the remediation efforts described above are complete.

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

RACKABLE SYSTEMS, INC.

By:	/s/ James D. Wheat
James D. Wheat
Chief Financial Officer
(Duly authorized and principal financial officer)

Dated: July 17, 2008

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Ex. No	File No.	Filing Date	Filed Herewith

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1*	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

*	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems, Inc. for purposes of Section 18 of the Securities Exchange