Form 10-Q
period 2008-06-28
Rackable Systems, Inc.
filed 2008-08-07
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

As of August 4, 2008, there were 29,737,860 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

“Rackable Systems,” “Eco-Logical”, “OmniStor,” “RapidScale,” “Roamer”, “Concentro”, “ICE Cube” and the Rackable Systems logo are trademarks or registered trademarks of Rackable Systems, Inc. All other trademarks or service marks appearing in this report are trademarks or service marks of their respective owners.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 28, 2008	December 29, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190,778	$49,897
Short-term investments	6,668	148,215
Accounts receivable, net of allowance for doubtful accounts of $468 and $434 at June 28, 2008 and December 29, 2007, respectively	51,487	49,957
Inventories	48,937	52,528
Deferred income taxes	254	499
Deferred cost of revenue	78	456
Prepaids and other current assets	13,078	19,000

Total current assets	311,280	320,552
PROPERTY AND EQUIPMENT, NET	6,705	8,285
LONG-TERM INVESTMENTS	8,729	—
INTANGIBLE ASSETS, NET	4,965	22,732
OTHER ASSETS	4,756	889

TOTAL	$336,435	$352,458

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable	$55,327	$47,780
Accrued expenses	13,479	16,382
Deferred revenue	4,958	5,190

Total current liabilities	73,764	69,352
DEFERRED INCOME TAXES	4,122	3,031
DEFERRED RENT	976	868
DEFERRED REVENUE	2,874	3,089

Total liabilities	81,736	76,340
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 12,000,000 shares authorized and none outstanding.	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 29,737,860 and 29,525,561 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	30	29
Additional paid-in capital	448,445	440,725
Accumulated other comprehensive loss	(455)	(11)
Accumulated deficit	(193,321)	(164,625)

Total stockholders’ equity	254,699	276,118

TOTAL	$336,435	$352,458

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
REVENUE	$75,964	$82,238	$143,931	$154,262
COST OF REVENUE	68,976	89,172	119,220	152,171

GROSS PROFIT/(LOSS)	6,988	(6,934)	24,711	2,091

OPERATING EXPENSES:
Research and development	6,876	6,146	13,974	12,982
Sales and marketing	5,781	8,401	12,255	17,124
General and administrative	6,885	9,561	13,926	20,901
Impairment of long-lived assets	16,856	—	16,856	—
Restructuring charges	685	—	685	—

Total operating expenses	37,083	24,108	57,696	51,007

LOSS FROM OPERATIONS	(30,095)	(31,042)	(32,985)	(48,916)
Total other income, net	845	2,038	2,875	3,840

LOSS BEFORE INCOME TAX	(29,250)	(29,004)	(30,110)	(45,076)
INCOME TAX BENEFIT/(PROVISION)	1,319	(11,444)	1,414	(5,529)

NET LOSS	$(27,931)	$(40,448)	$(28,696)	$(50,605)

NET LOSS PER SHARE
Basic	$(0.95)	$(1.42)	$(0.98)	$(1.78)

Diluted	$(0.95)	$(1.42)	$(0.98)	$(1.78)

WEIGHTED SHARES USED IN NET LOSS PER SHARE
Basic	29,419,092	28,564,459	29,429,237	28,392,714

Diluted	29,419,092	28,564,459	29,429,237	28,392,714

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended
	June 28, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,696)	$(50,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,530	3,163
Loss on disposal of property and equipment	63	—
Impairment of long-lived assets	16,856	188
Provision for doubtful accounts receivable	35	235
Deferred income taxes	(1,473)	12,121
Share-based compensation	7,215	14,206
Changes in operating assets and liabilities:
Accounts receivable	(1,565)	64,911
Inventories	2,342	25,334
Prepaids and other assets	5,922	(2,852)
Accounts payable	7,426	(36,420)
Accrued expenses and deferred rent	(2,818)	(372)
Income taxes payable	21	415
Deferred cost of sales	299	441
Deferred revenue	(446)	(387)

Net cash provided by operating activities	8,711	30,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(26,253)	(281,774)
Proceeds from sales and maturities of marketable securities	158,632	273,087
Purchases of property and equipment, net	(456)	(3,395)
Terrascale acquisition, net of cash acquired	—	(330)
Expenditures for intangible assets	(35)	(9,100)

Net cash provided by (used in) investing activities	131,888	(21,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit of stock options exercised	—	(430)
Restricted shares retired to cover taxes	(918)	—
Proceeds from issuance of common stock upon exercise of stock options	528	2,013
Proceeds from issuance of common stock upon ESPP purchase	677	1,065

Net cash provided by financing activities	287	2,648

Effect of exchange rate changes on cash and cash equivalents	(5)	(19)
NET INCREASE IN CASH AND CASH EQUIVALENTS	140,881	11,495
CASH AND CASH EQUIVALENTS—Beginning of period	49,897	30,446

CASH AND CASH EQUIVALENTS—End of period	$190,778	$41,941

NON CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset expenditures in accounts payable	$(121)	$128

Unrealized (loss) gain, net on investments	$(439)	$25

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$145	$1,030

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

Fiscal Year. The Company has a 52-week fiscal year ending on the Saturday nearest to December 31, with 13 week quarters ending on the last Saturday of the period. Fiscal 2008 will have a 53-week fiscal year, with 13 week quarters ending on the last Saturday of the period, except the fourth quarter which will have 14 weeks and will end on January 3, 2009. The second quarter of fiscal 2008 ended on June 28, 2008 and the second quarter of fiscal 2007 ended on June 30, 2007. The latest fiscal year ended on December 29, 2007.

Basis of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Foreign Currency Transactions. The Company uses the U.S. dollar as its functional currency for its Ireland and Hong Kong subsidiaries and therefore re-measurement of its financial statements is not required. Currency transaction gains (losses) are recognized in current operations resulting from translating its financial statements at the reporting date. The Company uses the Canadian dollar as its functional currency for its Canada subsidiary. Assets and liabilities denominated in non-U.S. dollars are re-measured into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expenses are translated at average exchange rates in effect during each period. Translation adjustments are included in stockholders’ equity in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

Use of Estimates. The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, inventory valuation, warranty, share-based compensation, intangible assets, other long-lived assets and accounting for income taxes.

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

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were not material for the six months ended June 28, 2008 and June 30, 2007, respectively. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

Effective December 30, 2007, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. Issued in February 2008, FSP 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 Partial Deferral of the Effective Date of Statement 157 (‘FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

SFAS No.157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1- Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 - Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

In our inventory valuation analysis, we also include inventory that we could be obligated to purchase from our suppliers. To the extent that our committed inventory purchases exceed our forecasted production needs, we write down the value of those inventories by taking a charge to cost of revenue and increasing our supplier liability.

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

Impairment of Long-Lived Assets. The Company accounts for its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company evaluates its long-lived assets for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when undiscounted future cash flows expected to result from the use of an asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured using discounted cash flows.

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

The Company is required to assess the realization of deferred tax assets and the need for a valuation allowance. This assessment requires that management makes judgments and assesses the weight of positive and negative evidence in accordance with the requirements of SFAS No. 109 for purposes of concluding whether it is more likely than not that deferred tax assets will be realized. The effective tax rate varies based on a variety of factors, including overall profitability, the geographical mix of income before taxes and the related tax rates in the jurisdictions where the Company operates, restructuring and other one-time charges, as well as discrete events, such as settlements of future audits. The Company is subject to audits and examinations of tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company expects to adopt SFAS No. 141(R) in the beginning of fiscal year 2009 and is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on our consolidated financial position or results of operations.

3. BALANCE SHEET

Short-and Long-Term Investments

At June 28, 2008 and December 29, 2007, all of the Company’s marketable debt securities were classified as available-for-sale and were carried at fair market value. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par subject to a successful interest rate reset. In the first and second quarters of fiscal year 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. Our auction rate securities consist of investments that are backed by pools of student loans ultimately guaranteed by the U.S. Department of Education. We believe that the credit quality of these securities is high based on these guarantees. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other accumulated comprehensive loss of approximately $0.4 million at June 28, 2008 related to these auction rate securities. The Company intends and has the ability to hold these securities until the value of such securities recovers. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified all of its auction rate securities ($8.7 million, net of unrealized loss), as long-term assets in our condensed consolidated balance sheet, as our ability to liquidate such securities in the next 12 months is uncertain. The Company utilized the guidance and procedures as provided by SFAS No. 157 in determining the current fair value. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). Short- and long-term investments consisted of the following (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value
June 28, 2008
Corporate notes/bonds	$3,151	$6	—	$3,157
Commercial paper	3,510	1	—	3,511

Total short-term investments	6,661	7	—	6,668
Auction rate securities	9,125	—	(396)	8,729

Total long-term investments	9,125	—	(396)	8,729

Total investments	$15,786	$7	$(396)	$15,397

December 29, 2007
U.S. notes and bonds	$10,206	$25	$—	$10,231
Federal agency notes	50,437	37	—	50,474
Commercial paper	22,969	—	(13)	22,956
Auction rate securities	64,554	—	—	64,554

Total short-term investments	$148,166	$62	$(13)	$148,215

Accounts Receivable, net

Accounts receivable from Yahoo, Amazon and Microsoft accounted for 29%, 26% and 25%, respectively, of total accounts receivable at June 28, 2008. Accounts receivable from Microsoft and Facebook accounted for 49% and 18%, respectively, of total accounts receivable at December 29, 2007.

Revenue from customers representing 10% or more of total revenue was as follows:

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Amazon	26%	*	25%	12%
Yahoo	25%	20%	13%	18%
Microsoft	16%	34%	16%	32%
Facebook	*	*	10%	*

*	indicates less than 10% for the period.

A summary of the activity in the reserves relating to doubtful accounts receivable and sales returns is as follows (in thousands):

	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for Doubtful Accounts
Year ended December 29, 2007	$328	$299	$(193)	$434
Six months ended June 28, 2008	$434	$34	$—	$468
Sales Return Reserve
Year ended December 29, 2007	$137	$1,284	$(1,091)	$330
Six months ended June 28, 2008	$330	$118	$(246)	$202

Inventories

Inventories consist of the following (in thousands):

	June 28, 2008	December 29, 2007
Finished goods	$3,566	$5,820
Work in process	11,056	16,385
Raw materials	34,315	30,323

Total inventories	$48,937	$52,528

Prepaid and other current assets

Prepaid and other current assets consist of the following (in thousands):

	June 28, 2008	December 29, 2007
Prepaid taxes	$8,602	$8,845
Rebate receivables	2,745	5,555
Sales tax receivables	191	2,703
Other prepaid expenses	1,540	1,897

	$13,078	$19,000

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	June 28, 2008	December 29, 2007
Leasehold improvements	$1,339	$1,484
Manufacturing equipment	3,621	3,303
Furniture and fixtures	872	1,127
Computer equipment	7,217	6,858
Construction in progress	483	362
Vehicles	104	118

	13,636	13,252
Less accumulated depreciation and amortization	(6,931)	(4,967)

Total property and equipment, net	$6,705	$8,285

Depreciation and amortization expense of property and equipment for the three months ended June 28, 2008 and June 30, 2007 was $0.9 million and $0.8 million, respectively. Depreciation and amortization expense of property and equipment totaled $1.8 million and $1.3 million for the six months ended June 28, 2008 and June 30, 2007, respectively.

In conjunction with the impairment of long-lived assets discussed in Note 4, the Company recorded an impairment charge on certain property and equipment of $0.8 million assets during the three months ended June 28, 2008.

In conjunction with the restructuring activity discussed in Note 5, the Company accelerated depreciation on certain property and equipment of $0.2 million assets during the three months ended June 28, 2008.

Intangible Assets, net

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s intangible assets, as of June 28, 2008 (dollars in thousands):

	Useful Life (Years)	Gross	Prior Amortization	Three Month Period Amortization/ Writedown	Accumulated Amortization	Net
Rackable Systems
Patents	5.00	$576	$334	$28	$362	$214
Other intangibles	3.00	25	19	2	21	4

		601	353	30	383	218

Tradename		3,487	—		—	3,487

Terrascale Acquisition
Existing technology	7.00	8,256	1,835	5,973	7,808	448
DPE	7.00	13,097	1,872	10,445	12,317	780
Customer relationships	4.00	633	247	358	605	28
Maintenance contracts	6.00	35	9	24	33	2
Non-compete agreements	2.00	313	248	63	311	2

		22,334	4,211	16,863	21,074	1,260

Total		$26,422	$4,564	$16,893	$21,457	$4,965

In December 2002, as a part of the acquisition of Old Rackable, the Company recorded an intangible asset allocated to tradename in the amount of $3.5 million. This intangible asset is not amortizable.

Long-lived assets with a determinable economic life are tested for recoverability whenever events or circumstances indicate that their carrying amounts may not be recoverable. As discussed in Note 4, during the three months ended June 28, 2008, the Company recorded an impairment charge in the amount of $16.1 million related to intangible assets acquired through the Terrascale acquisition. The Company determined the recoverability of long-lived intangible assets was not impaired at December 29, 2007.

In the three months ended June 28, 2008 and June 30, 2007, amortization of intangible assets was $0.8 million and $1.1 million, respectively. In the six months ended June 28, 2008 and June 30, 2007, amortization of intangible assets was $1.7 million and $1.9 million, respectively.

Rackable amortization is computed using the straight-line method over the estimated useful life of the intangible asset. Terrascale amortization is computed using the straight-line method over the reassessed useful life of the intangible assets of six months. The Company expects that the future amortization of acquired intangible assets will be as follows (in thousands):

2008 (remainder)	$1,333
2009	125
2010	20

Total amortization	$1,478

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 28, 2008	December 29, 2007
Accrued payroll and related expenses	$3,705	$5,754
Accrued warranty	3,683	2,038
Accrued sales and use tax	2,488	3,828
Accrued commission	859	2,137
Other accrued expenses	2,744	2,625

Total accrued expenses	$13,479	$16,382

Accumulated Other Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

Accumulated Other Comprehensive Loss
December 29, 2007	$(11)

Change in unrealized loss on investments	(439)
Change in cumulative translation adjustment	(5)

June 28, 2008	$(455)

4. IMPAIRMENT OF LONG-LIVED ASSETS

During the three months ended June 28, 2008, the Company evaluated the recoverability of its long-lived assets which were used in connection with the Company’s RapidScale product line. During the quarter ended June 28, 2008, the Company significantly lowered its projected revenue and cash flow from the RapidScale product line. The decrease in projections was due to a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms. The analysis on a discounted cash flow basis indicated that an impairment of the long-lived assets existed and the results are listed below.

The impairment charge recorded during the quarter ended June 28, 2008 consists of the following (in thousands):

Impairment Charge
Existing technology	$5,678
DPE	10,011
Customer relationships	319
Maintenance contracts	23
Non-compete agreements	23

Total intangibles	$16,054

Fixed assets	802

Total	$16,856

The fair value was estimated based on discounted cash flow and the remaining fair value was allocated to the long-lived assets on a pro-rata basis.

5. RESTRUCTURING CHARGES

The Company incurred restructuring charges of $0.7 million for the three and six months ended June 28, 2008 related to future lease commitments for excess facilities vacated during the quarter ended June 28, 2008. There were no such charges in any other periods presented in this filing. The outstanding accrual amount as of June 28, 2008 is included as a part of accrued expenses and will be paid in the third quarter of fiscal 2008.

6. EARNINGS PER SHARE

In accordance with SFAS No.128, Earnings Per Share, basic net loss per common share has been computed by using the weighted average number of shares of common stock outstanding during the period, less the shares subject to repurchase. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Numerators:
Net income (loss)	$(27,931)	$(40,448)	$(28,696)	$(50,605)

Denominators:
Weighted-average shares - Basic	29,419,092	28,564,459	29,429,237	28,392,714
Weighted-average shares - Diluted	29,419,092	28,564,459	29,429,237	28,392,714
Net income (loss) per common share - Basic	$(0.95)	$(1.42)	$(0.98)	$(1.78)

Net income (loss) per common share - Diluted	$(0.95)	$(1.42)	$(0.98)	$(1.78)

For the three and six months ended June 28, 2008 and June 30, 2007 the Company had stock options outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these stock options were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. The number of such outstanding stock options consisted of the following:

	Three months ended
	June 28, 2008	June 30, 2007
Stock options	3,059,148	4,883,356

7. SHARE BASED COMPENSATION

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

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Option Plan Shares
Dividend yield	—	—
Risk-free interest rate	3.1%	4.7%	3.1%	4.7%
Volatility	59.1%	58.0%	62.1%	60.0%
Weighted average expected life (in years)	5.2	5.4	5.2	5.4
Estimated annual forfeitures	11.6%	10.5%	11.6%	10.5%
Weighted average fair value	$5.80	$7.13	$5.36	$9.78
ESPP shares
Dividend yield		—
Risk-free interest rate	2.0%	5.0%	2.0%	5.0%
Volatility	52.7%	54.0%	52.7%	54.0%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Weighted average fair value	$9.35	$7.00	$9.35	$7.00

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

Share-Based Compensation Expense

The following table shows total share-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Cost of revenue	$368	$743	$670	$1,412
Research and development	938	961	1,745	2,897
Selling and marketing	678	1,621	1,327	3,635
General and administrative	1,774	2,993	3,473	6,262

Total	$3,758	$6,318	$7,215	$14,206

As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options and Restricted Stock Awards Activity

A summary of stock option activity for the six months ended June 28, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
Balance at December 29, 2007	2,892,480	$13.13	8.61	$1,064,809
Options granted	720,873	9.79
Options exercised	(74,529)	7.08
Options cancelled	(479,676)	12.34

Balance at June 28, 2008	3,059,148	$12.61	8.62	$5,380,547

Vested and expected to vest at June 28, 2008	2,685,450	$12.66	8.56	$4,692,075

Exercisable at June 28, 2008	720,473	$13.08	7.64	$1,329,532

The total intrinsic value of options exercised for the six months ended June 28, 2008 and June 30, 2007 was $0.3 million and $2.7 million, respectively.

As of June 28, 2008, there was $37.3 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.5 years.

The following table summarizes the Company’s restricted stock awards (“RSA”) activity for the six months ended June 28, 2008.

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 29, 2007	239,534	$16.03
Released	(32,342)	15.56
Forfeited	(51,877)	20.03

Balance at June 28, 2008	155,315	$14.78

As of June 28, 2008, there was $4.0 million of total unrecognized compensation cost related to RSA. That cost is expected to be recognized over a weighted average period of 2.8 years.

The following table summarizes the Company’s restricted stock units (“RSU”) activity for the three months ended June 28, 2008.

	Shares	Aggregate Intrinsic Value
Balance at December 29, 2007	800,249	$7,787,314
Awarded	1,117,600
Released	(202,035)
Forfeited	(305,712)

Balance at June 28, 2008	1,410,102	$19,036,377

Vested and expected to vest at June 28, 2008	1,161,466

As of June 28, 2008, there was $15.6 million of total unrecognized compensation cost related to RSU. That cost is expected to be recognized over a weighted average period of 3.2 years.

During the six months ended June 28, 2008, 85,129 shares of common stock were delivered to the Company in payment of $0.9 million of withholding tax obligations arising from the release of RSA and RSU. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date.

At June 28, 2008, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP not yet recognized was approximately $0.7 million. This cost will be amortized on a straight-line basis over periods of up to 2 years.

The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP during the six months ended June 28, 2008 and June 30, 2007.

	June 28, 2008	June 30 2007
Shares issued	85,433	91,155

Weighted-average purchase price per share	$9.35	$11.68

8. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—Effective September 1, 2003, Rackable Systems established a 401(k) retirement plan covering substantially all employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. The Company can make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $118,771 and $87,294 for the six months ended June 28, 2008 and June 30, 2007, respectively.

9. DEFERRED REVENUE AND DEFERRED COST OF GOODS SOLD

At June 28, 2008, the Company had total deferred revenue of $7.8 million; this deferred revenue includes product revenue of $0.7 million. These product deferrals are related to shipments to customers pending acceptance or deferrals related to sales which did not qualify for immediate revenue recognition. The remaining deferred revenue of $7.1 million pertains to revenue from maintenance and extended warranty arrangements that are recognized ratably over the contract period and professional support services which had not been completed as of the balance sheet date. Deferred product costs associated with deferred revenue were $0.3 million at June 28, 2008.

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

10. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

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

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Domestic revenue	$74,899	$77,118	$137,853	$148,645
International revenue	1,065	5,120	6,078	5,617

Total revenue	$75,964	$82,238	$143,931	$154,262

Revenue by country:
United States	99%	94%	96%	96%
Ireland	0	1	3	1
Republic of China	0	0	0	0
Others	1	5	1	3

Total	100%	100%	100%	100%

Sales revenue for the high-density compute server and high-capacity storage system were as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Compute servers	$69,733	$74,027	$124,906	$137,354
Storage systems	6,231	8,211	19,025	16,908

Total revenue	$75,964	$82,238	$143,931	$154,262

Over 90% of the Company’s property, plant and equipment were located in the United States for the periods ended June 28, 2008 and June 30, 2007.

11. INCOME TAXES

The Company recorded a tax benefit of $1.3 million and $1.4 million for the three and six months ended June 28, 2008, respectively, including a $2.4 million discrete foreign tax benefit associated with the $16.9 million impairment charge recorded during the quarter ended June 28, 2008. The effective tax rate used to record the tax benefit (exclusive of the discrete foreign tax benefit) differed from the combined federal and net state statutory income tax rate for the three months and six months ended June 28, 2008 due primarily to a $1.2 million increase in the valuation allowance for deferred tax assets.

The income tax provision for the three and six months ended June 30, 2007 was $11.4 million and $5.5 million, respectively. The income tax provision for the three months ended June 30, 2007 included a $13.2 million charge for an increase in the valuation allowance for deferred tax assets in excess of amounts recoverable through loss carry-back. The $13.2 million discrete charge for the increase in valuation allowance was partially offset by a $215,000 tax benefit resulting from a reversal of a liability previously recorded for an uncertain tax position and related accrued interest as a result of a tax audit settled in the three months ended June 30, 2007.

The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 4 to 6 years. Years still open to examination by foreign tax authorities in the Company’s major filing jurisdiction of Canada are 2003 through 2007. The Company’s Canadian subsidiary was recently notified that it will be subject to audit by the Quebec tax authorities for the 2003 to 2005 pre-acquisition tax years. As of June 28, 2008, there are no unrecorded tax benefits associated with these years that are subject to the tax audit.

12. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under operating leases are as follows (in thousands):

Six Months ending January 3, 2009	$1,014
Year ending December 30, 2009	2,121
Year ending December 29, 2010	1,859
Year ending December 31, 2011	1,641
Year ending December 30, 2012	1,671
Year ending December 29, 2013	1,766

Total	$10,072

Total rent expense for the six months ended June 28, 2008 and June 30, 2007 was approximately $2.7 million and $2.4 million, respectively. The restructuring charges referred to in Note 5 are not included in the above table.

Product Warranty—Rackable Systems’ warranty period for its products is generally one to three years. Rackable Systems accrues for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon Rackable Systems’ historical experience and is included in accrued expenses and cost of revenue. The amounts charged and accrued against the warranty reserve for six months were as follows (in thousands):

	June 28, 2008	June 30, 2007	December 29, 2007
Balance—beginning of period	$2,038	$868	$868
Current period accrual	2,673	1,313	3,117
Warranty expenditures charged to accrual	(1,028)	(795)	(1,947)

Balance—end of period	$3,683	$1,386	$2,038

Purchase Commitments—In connection with supplier agreements, the Company agreed to purchase certain units of inventory and non-inventory items through 2008. As of June 28, 2008, these remaining commitments were approximately $40.6 million and $1.7 million respectively.

Indemnification Agreements—The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry- standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 28, 2008. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of June 28, 2008.

13. FAIR VALUE MEASUREMENTS

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

The following table sets forth the Company’s cash equivalents, short- and long-term investments as of June 28, 2008 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

	Level 1	Level 2	Level 3	Assets at fair value
Money market	$162,534	$—	$—	$162,534
Corporate notes/bonds	3,157	—	—	3,157
Commercial paper	3,511	—	—	3,511
Auction rate securities	—	—	8,729	8,729

Total	$169,202	$—	$8,729	$177,931

The above table excludes $28.2 million of cash held by us.

The Company’s Level 3 assets consist of long-term auction rate securities for which the Company used a discounted cash flow model to value these investments.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets as of June 28, 2008, (in thousands):

Auction Rate Securities
December 29, 2007	$—
Unrealized loss included in other comprehensive income	(396)
Transfers in to Level 3	9,125

March 29, 2008	8,729

June 28, 2008	$8,729

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. We offer compute servers using our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. In August 2004, we expanded our product line of compute servers, which we designed to further increase density levels, improve thermal management, and enhance cable management and system serviceability. We also offer a number of storage solutions. In the third quarter of 2006, we acquired Terrascale Technologies, Inc. and market its products as our RapidScale storage appliance and in April 2007 we completed our acquisition of the rights of Distributed Parity Engine (“DPE”) from the former shareholders of Terrascale. Our RapidScale products provide scalable shared storage solutions. RapidScale permits all stored data to reside under a single namespace and be simultaneously accessed by thousands of servers. The solution is designed to delivers high performance while improving capacity and performance scalability, ease of data management, and capacity utilization. RapidScale appliances leverage our own hardware in addition to our proprietary RapidScale file system appliance software. In September of 2007, we released the newest generation of our modular data center products, known as “ICE Cube,” designed to augment or replace traditional brick-and-mortar data centers of any size and is ideal for data centers facing power and space limitations. We also sell low-cost, high-capacity storage servers, which leverage many of our core compute server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. Our storage servers represented approximately 13% and 11% of our revenue in the six months ended June 28, 2008 and June 30, 2007 respectively. In addition, we selectively use reseller and OEM relationships to provide additional compute server and storage offerings that our customers may request from time to time. Service revenues were approximately 3% and 2% of total revenues in the six months ended June 28, 2008 and June 30, 2007, respectively.

We market our systems primarily through our direct sales force predominantly to enterprises within the United States. In the six months ended June 28, 2008 and June 30, 2007, international sales were approximately 4% of our revenues. In fiscal 2007, international sales represented 6% of our total sales. We are in the early stages of developing an international sales and operational presence, focusing initially on Europe and China. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens or hundreds of terabytes of storage per year. To date, we have sold our products to over 500 customers. We have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, media, financial services, oil and gas exploration, biotechnology and pharmaceuticals.

During the second quarter of 2008 we had several significant events, primary among those were changes in our expectations for the RapidScale product line, which required us to perform an impairment analysis of our intangible and other long-lived assets, as required by SFAS No. 144. This analysis resulted in an impairment of approximately $16.9 million to our intangibles and long-lived assets. As part of our ongoing consolidation of production facilities, we early terminated leases on two properties and recorded a restructuring charge of approximately $0.7 million. Our gross margin in the second quarter was at its lowest level in over two years, due in part to our decision to accept an order from a significant customer with unfavorable pricing. The decision to accept the order was made to protect market position that we believe is important and where we believe we have the ability to improve margin profile in the future. We expect in future quarters that we will be returning to gross margins more in line with earlier periods. For additional information on these events please see our consolidated financial statements in this Form 10-Q, as well as the discussion of our results of operation below.

Share-based Compensation

In July 2007, we completed a tender offer to exchange 2,238,883 employee stock options for 893,828 restricted stock unit awards. See Note 7 of the condensed consolidated financial statements. More than 87% of the eligible employees representing more than 92% of the eligible stock options participated. The incremental accounting charge for the restricted stock unit awards was approximately $145,000, which reflects the difference between the unrecognized compensation costs of the options cancelled of $17.1 million and the total value of the restricted stock unit awards on July 10, 2007 of $17.2 million. The total value of the restricted stock unit awards is amortized over the vesting period of the restricted stock unit awards which is longer than the remaining vesting period of the options tendered.

Beginning with the tender offer discussed above and continuing into 2008, we have increased the mix of restricted stock awards (“RSA”) and restricted stock units (RSU”) as compared to stock option awards for our equity compensation. The following table represents the grants outstanding by type and percent of possible dilution as of the dates set forth below:

	June 28, 2008	As a percent of common outstanding	June 30, 2007	As a percent of common outstanding
Common stock outstanding	29,737,860	100.0%	29,370,632	100.0%
Stock option awards	3,059,148	10.3	4,883,356	16.6
Restricted stock units	1,410,102	4.7	65,625	0.2

Total grants oustanding	4,469,250	15.0	4,948,981	16.9
Fully diluted	34,207,110	115.0%	34,319,613	116.9%

The following table represents the share-based compensation expenses for the respective periods (in thousands, except percentage):

	Three months ended			Six months ended
	June 28, 2008	June 30, 2007	Change %	June 28, 2008	June 30, 2007	Change %
Cost of revenue	$368	$743	(50)%	$670	$1,412	(53)%
Research and development	938	961	(2)	1,745	2,897	(40)
Selling and marketing	678	1,621	(58)	1,327	3,635	(64)
General and administrative	1,774	2,993	(41)	3,473	6,262	(45)

Total	$3,758	$6,318	(41)%	$7,215	$14,206	(49)%

The significant reduction in share-base compensation in the three and six months ended June 28, 2008 is the result of several factors, among them fewer awards outstanding due to reorganizing the management team and its responsibilities, which included the departure of several senior executives, lower fair value at grant date and changes in assumptions in 2008. Changes in the assumptions that are used to calculate expense were the volatility percentage, which was reduced to 59% in the second quarter of 2008 from 60% during 2007 and the estimated forfeiture rate for unvested awards, which increased to 11.6% in the second quarter of 2008 from 10.5% during 2007. Also contributing to the reduced expense was the declining grant date fair value over the past year, which results in lower future expense.

Fiscal Periods

We have a 52-week fiscal year ending on the Saturday nearest to December 31, with 13 week quarters ending on the last Saturday of the period. The second quarter of our fiscal year 2008 ended on June 28, 2008. The second quarter of our fiscal year 2007 ended on June 30, 2007. Fiscal year 2007 ended on December 29, 2007.

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

Results of Operations

The following table sets forth our financial results for the three and six months ended June 28, 2008 and June 30, 2007, as a percentage of revenue.

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
REVENUE	100.0%	100.0%	100%	100%
COST OF REVENUE	90.8	108.4	82.8	98.6

GROSS PROFIT	9.2	(8.4)	17.2	1.4
OPERATING EXPENSES:
Research and development	9.1	7.5	9.7	8.4
Sales and marketing	7.6	10.2	8.5	11.1
General and administrative	9.1	11.6	9.7	13.6
Impairment of long lived assets	22.2	0.0	11.7	0.0
Restructuring charges	0.9	0.0	0.5	0.0

Total operating expenses	48.9	29.3	40.1	33.1

LOSS FROM OPERATIONS	(39.7)	(37.7)	(22.9)	(31.7)

Total other income, net	1.1	2.5	2.0	2.5

LOSS BEFORE INCOME TAX	(38.6)	(35.3)	(20.9)	(29.2)
INCOME TAX BENEFIT/(PROVISION)	1.7	(13.9)	1.0	(3.6)

NET LOSS	(36.9)%	(49.2)%	(19.9)%	(32.8)%

Comparison of the three and six months ended June 28, 2008 and June 30, 2007

Revenue.

	Three months ended			Six months ended
	June 28, 2008	June 30, 2007	$ Change	June 28, 2008	June 30, 2007	$ Change
	(in thousands)			(in thousands)
Revenue	$75,964	$82,238	$(6,274)	$143,931	$154,262	$(10,331)

The decline in revenue for the three months ended June 28, 2008, compared to the three months ended June 30, 2007, was due to a delay in the timing of customer orders and smaller purchases. In the three months ended June 28, 2008, revenue from our historical top three customers remained constant at approximately $51.0 million, or 67% of revenue as compared to $51.0 million, or 62% of revenue, in the three months ended June 30, 2007. The number of units sold in the three months ended June 28, 2008 increased to approximately 25,400 units compared to 23,200 units during the same period in 2007. However, the increase in units shipped was offset by a 15% decrease in the average selling price (“ASP”) per unit in the three months ended June 28, 2008 compared to the three months ended June 30, 2007. The decrease in our ASPs is due to several factors, the most significant of which was our decision to accept an order from a significant customer with unfavorable pricing, as well as an increase in the mix of our historic top three customers that purchase high quantities at lower ASPs and the mix of product configurations shipped in the quarter. This resulted in a larger than usual number of lower priced products being sold during the quarter.

The decline in revenue for the six months ended June 28, 2008, compared to the six months ended June 30, 2007, was due to a delay in the timing of customer orders and smaller purchases. In the six months ended June 28, 2008, revenue from our historical top three customers decreased to approximately $78.0 million, or 54% of revenue as compared to $96.0 million, or 62% of revenue, for the six months ended June 30, 2007. The number of units sold in the six months ended June 28, 2008, declined slightly to approximately 42,200 units compared to 43,000 units during the same period in 2007. In addition to the decline in units shipped, there was a 5% decrease in the ASP per unit for the six months ended June 28, 2008 as compared to the six months ended June 30, 2007, as discussed above.

We expect price competition to continue, particularly in our historical top three accounts, and the future changes in average selling price per unit will largely be dependent upon the customer and product configuration mix.

Cost of revenue and gross profit.

	Three months ended			Six months ended
	June 28, 2008	June 30, 2007	$ Change	June 28, 2008	June 30, 2007	$ Change
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of revenue	$68,976	$89,172	$(20,196)	$119,220	$152,171	$(32,951)
Gross profit	$6,988	$(6,934)	$13,922	$24,711	$2,091	$22,620
Gross margin	9.2%	(8.4)%	n/a	17.2%	1.4%	n/a

Gross profit increased for the three months ended June 28, 2008, compared to the same period in 2007, due largely to the fact that we recorded approximately a $20.6 million charge for excess and obsolete inventory in the three month period ended June 30, 2007, compared to a $3.2 million charge for excess and obsolete inventory in the three months ended June 28, 2008. In the three months ended June 28, 2008 sales of previously written down inventory benefited gross profit by $1.0 million compared to no benefit from sales of previously written down inventory in the three months ended June 30, 2007. Gross profit in the three months ended June 28, 2008, was negatively impacted by a $1.3 million increase in the warranty provision compared to the same fiscal period in 2007 as a result of increasing to a three year product warranty from a one year product warranty. Gross margin was negatively impacted by an order shipped in the quarter to a customer priced at unfavorable gross margins, with the intent of preserving an existing and significant customer relationship. In addition, gross margin was negatively impacted by the increased concentration of revenue from our historic top three customers, which typically purchase product from us at lower margins. While our material and manufacturing cost had reduced in the three months ended June 28, 2008 compared to the three months ended June 30, 2007, the reductions were not enough to offset the decrease in ASPs.

Gross profit increased for the six months ended June 28, 2008, compared to the same period in 2007, due largely to the fact that we recorded approximately a $20.8 million charge for excess and obsolete inventory in the six month period ended June 30, 2007 compared to a $7.6 million charge for excess and obsolete inventory in the six months ended June 28, 2008. In the six months ended June 28, 2008, sales of previously written down inventory benefited gross profit by $3.1 million as compared to no benefit from sales of previously written down inventory in the six months ended June 30, 2007. In addition, as discussed above, in the second half of 2007 we began offering a three year product warranty to our customers, negatively impacting gross profit in the 2008 fiscal period. While ASPs declined 5% in the six months ended June 28, 2008 as compared to the same period in 2007, material and manufacturing cost reductions more than offset that decline.

Changes in customer and product mix, pricing actions by our competitors and commodity prices, that comprise a significant portion of cost of revenue, significantly impact our gross margin from period to period. In addition, significant shifts in technology may expose us to excess and obsolete inventory write-downs.

Operating expenses.

	Three months ended			Six months ended
	June 28, 2008	June 30, 2007	$ Change	June 28, 2008	June 30, 2007	$ Change
	(in thousands)			(in thousands)
Research and development	$6,876	$6,146	$730	$13,974	$12,982	$992
Sales and marketing	$5,781	$8,401	$(2,620)	$12,255	$17,124	$(4,869)
General and administrative	$6,885	$9,561	$(2,676)	$13,926	$20,901	$(6,975)
Impairment of long-lived assets	$16,856	$—	$16,856	$16,856	$—	$16,856
Restructuring Charges	$685	$—	$685	$685	$—	$685

Research and development expense.

The increase in research and development expenses in the three and six months ended June 28, 2008, compared to the same periods in 2007, was due to:

•	Increased compensation and compensation related expenses of $0.5 million and $1.4 million in the three and six month periods due to the addition of 14 new employees

•	Higher amortization expense of $0.1 million and $0.6 million in the three and six month periods due to the acquisition of the DPE technology in April 2007, and

•	Increased depreciation expense of $0.1 million and $0.3 million in the three and six month periods as a result of the addition of test systems to support engineering activities.

These increases were offset by the following decreases:

•	Reduced share-based compensation of $1.2 million in the six month period in 2008 due to the changes described in the Company overview under share-based compensation, above and

•	Lower professional services of $0.2 million and $0.4 million in the three and six month periods as a result of increased internal resources to support those activities.

We expect research and development expense to increase, in absolute dollars, in future periods as we intend to increase our engineering activities in the areas of storage, remote management and power systems.

Sales and marketing expense.

The decrease in sales and marketing expenses in the three and six months ended June 28, 2008 compared to the same periods in 2007, was due to:

•

Reduced share-based compensation of $0.9 million and $2.3 million for the three and six month periods in 2008 due to the changes described in the Company overview under share-based compensation, above,

•	Decreased commission and sales expense of $1.2 million and $1.1 million for the three and six month periods of 2008 due to lower revenue, and

•	Decreased evaluation system charges of $0.1 million and $0.9 million for the three and six month periods in 2008 from being more selective in the deployment of evaluation systems

We expect sales and marketing expense to increase, in absolute dollars, in future periods as we expect to expand our sales presence in the United States and internationally.

General and administrative expense.

The reduction of general and administrative expense in the three and six months ended June 28, 2008 compared to the same periods in 2007 consisted of the following:

•

Reduced share-based compensation of $1.2 million and $2.8 million for the three month and six month periods in 2008 due to the changes described in the Company overview under share-based compensation, above,

•

Lower compensation and compensation related expenses of $0.7 million for the three and six month periods in 2008 due to $0.8 million of severance expenses in the 2007 periods related to the termination of two executives; lower management bonus expense of $0.2 million in the three month 2008 period due to performance objectives not having been met; partially offset by increased compensation expense of $0.4 million and $0.7 million in the three and six month periods in 2008 due to the addition of 13 new employees

•

Decreased legal expenses of $0.2 million and $0.5 million in the three and six month periods in 2008 due in large part to resolving the litigation with Super Micro in the six months ended June 30, 2007 which had associated expenses of $0.8 million, partially offset by higher legal expense of $0.5 million in the six months ended June 28, 2008 related to SEC filings, and

•	Reduced expense related to the amortization of intangibles that became fully amortized during the six months ended June 30, 2007, resulting in $0.4 million reduction in amortization expense.

•	The six months ended June 30, 2007 included a $2.1 million expense associated with delinquent sales and use tax filings and a $0.7 million charge associated with a customer dispute.

We expect our general and administrative expenses will be relatively constant in terms of absolute dollars, but may vary as percentage of revenue, for the remainder of the year.

Impairment of long-lived assets.

We evaluated our long-lived assets with determinable economic life for recoverability due to events that indicated their carrying amounts might not be recoverable as of June 28, 2008. During the quarter ended June 28, 2008, the Company significantly lowered its projected revenue and cash flow from the RapidScale product line. The decrease in projections was due to a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms. We determined that certain property and equipment and intangible assets related to our RapidScale product were impaired. The total impairment was $16.9 million.

Restructuring charges.

In the three months ended June 30, 2008, we relocated certain engineering activities that were being performed in our Milmont, California facility, which was under lease through June 30, 2009. We completed the relocation and returned the facility to the lessor prior to June 28, 2008. In addition, we negotiated and completed a lease termination agreement with the lessor, releasing us from any further responsibilities which required that we pay $0.7 million, which is recorded as a restructuring expense for the three and six months ended June 28, 2008.

Other income, net.

	Three months ended			Six months ended
	June 28, 2008	June 30, 2007	$ Change	June 28, 2008	June 30, 2007	$ Change
	(in thousands)			(in thousands)
Other income, net:	$845	$2,038	$(1,193)	$2,875	$3,840	$(965)

Other income in the three and six month periods ended June 28, 2008 as compared to the same periods in fiscal 2007 decreased due to a decrease in interest rates in the US markets and re-balancing of our investment portfolio to a more conservative position in response to the auction rate securities market collapse in late 2007 and early 2008.

Provision for income taxes.

	Three months ended			Six months ended
	June 28, 2008	June 30, 2007	$ Change	June 28, 2008	June 30, 2007	$ Change
	(in thousands)			(in thousands)
Tax benefit/(provision)	$1,319	$(11,444)	$12,763	$1,414	$(5,529)	$6,943

We recorded a tax benefit of $1.3 million and $1.4 million for the three and six months ended June 28, 2008, respectively, including a $2.4 million discrete foreign tax benefit associated with the $16.9 million impairment charge recorded during the quarter ended June 28, 2008. The effective tax rate used to record the tax provision (exclusive of the discrete foreign tax benefit) differed from the combined federal and net state statutory income tax rate for the three and six months ended June 28, 2008 due primarily to a $1.2 million increase in the valuation allowance for domestic deferred tax assets.

The income tax provision for the three and six months ended June 30, 2007 included a $13.2 million charge for an increase in the valuation allowance for deferred tax assets in excess of amounts recoverable through loss carry-back. Our tax provision rate (including discrete charges) for the three and six months ended June 30, 2007 differed from the combined federal and net state statutory income tax rates primarily due to the recording of a valuation allowance for previously recorded and current year deferred tax assets.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments totaled $206.2 million at June 30, 2008, an increase of $8.1 million compared to $198.1 million at December 29, 2007. We expect to finance our operations for the next twelve months primarily through cash, cash equivalents and short term investment balances and cash flow from operations. A large portion of our available cash is invested in highly liquid, short-term investment grade government and agency debt securities and commercial paper with maturities of less than three months.

The following table summarizes our statement of cash flows for the following periods (in thousands):

	Six months ended
	June 28, 2008	June 30, 2007
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$8,711	$30,378
Net cash provided by (used in) investing activities	131,888	(21,512)
Net cash provided by financing activities	287	2,648
Effect of exchange rate changes on cash and cash equivalents	(5)	(19)

Net increase in cash and cash equivalents	140,881	11,495
Cash and cash equivalents - beginning of period	49,897	30,446

Cash and cash equivalents - end of period	$190,778	$41,941

Operating Activities

Net cash provided by operating activities for the six months ended June 28, 2008 was $8.7 million, resulting from net loss of $28.7 million, adjusted for $26.2 million in non-cash charges and $11.2 million net change in assets and liabilities. The non-cash charges included impairment of long-lived assets, depreciation and amortization and share-based compensation offset by a deferred income tax liability. The change in assets and liabilities included a reduction in inventory due to better supply chain management, a decrease in prepaid and other assets and an increase in accounts payable, offset by decreases in accounts receivable and accrued liabilities.

Cash provided by operating activities in the six months ended June 30, 2007 was $30.4 million, even though we had a $50.6 million net loss in the six months ended June 30, 2007. The primary contributor to the net cash provided by operating activities was the collection of approximately $230.0 million of accounts receivable during the six month period. The collections in the three months ended June 30, 2007 consisted of $104.0 million of our outstanding accounts receivable balance at December 30, 2006 and the remainder was from collections of revenues from sales in the six months ended June 30, 2007.

Investing Activities

Cash provided by investing activities was $131.9 million for the six months ended June 28, 2008. Cash provided by investing activities consisted primarily of sales and maturities of our short-term marketable securities of $158.6 million, partially offset by purchases of short-term marketable securities of $26.3 million and in purchase of long-term assets of $0.5 million

Cash used by investing activities was $21.5 million for the six months ended June 30, 2007. Cash used by investing activities consisted of $3.4 million related primarily to the build-out of our new Fremont facility, $9.1 million for the acquisition of the DPE technology and other intangible assets and net purchase of short-term marketable securities of $8.7 million.

In general, we are not a capital intensive company. However, we do expect capital investments to increase moderately in future periods.

Financing Activities

Net cash provided from financing activities during the six months ended June 28, 2008 was $0.3 million. The primary source of the cash provided was proceeds from the employee stock purchase plan and the exercise of employee stock options. Net cash provided from financing activities during the six months ended June 30, 2007 was $2.6 million. The primary source of the cash provided was proceeds from the employee stock purchase plan and the exercise of employee stock options.

In order to execute our business strategy, we expect to experience growth in our operating expenses for the foreseeable future. This increase in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. Our operating expenses and working capital could constitute a material use of our cash resources. However, we believe our current cash and short-term investments are adequate to support our funding of our operating expenses and working capital requirements for at least the next twelve months.

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at June 28, 2008, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$10,072	$2,220	$3,623	$3,345	$884
Purchase obligations	42,274	42,274	—	—	—

Total	$52,346	$44,494	$3,623	$3,345	$884

In connection with agreements with our suppliers, we agreed to purchase certain units of inventory through 2008. As of June 28, 2008, there was a remaining commitment of $40.6 million through the end of 2008.

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

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 28, 2008, our cash equivalents consisted of money market funds in the amount of $162.5 million, and our short-term investments consisted of $6.7 million of debt securities with effective maturities of six months or less. We do not hold short-term investments for trading purposes. Our exposure to interest rate changes has not changed materially since December 29, 2007. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio at June 28, 2008. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

At December 29, 2007, we held $64.6 million of short-term investments consisting of various auction rate municipal bonds and variable rate municipal demand notes (“ARS”), compared to $8.7 million, net of unrealized loss of $0.4 million, which are classified as long-term investments as of June 28, 2008. Substantially all of these securities consisted of guaranteed student loans, insured or reinsured by the federal government.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures that are designed to ensure that the information included in reports we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is processed and reported within the appropriate time periods. As discussed in more detail below, our management, including our chief executive officer and chief financial officer, has concluded that these disclosure controls and procedures were ineffective as of June 28, 2008 due to material weaknesses that we identified in our internal control over financial reporting, specifically related to inventory valuation and accounting for income taxes. We do not expect that we will assess and conclude that either of these material weaknesses has been satisfactorily mitigated before the end of fiscal 2008.

As reported in our Annual Report on Form 10-K for our fiscal year ended December 29, 2007, our management identified two material weaknesses in internal control over financial reporting as of December 29, 2007, which continue to be material weaknesses as of June 28, 2008, as follows:

Inventory Valuation

Our management concluded that the controls over our accounting for inventory valuation did not operate effectively as of December 29, 2007 and continued to be a material weakness as of June 28, 2008. In particular, errors were detected in the inventory valuation for the annual and interim financial statements resulting from: (i) items relating to the calculation of purchase price variances and excess and obsolete inventory reserve adjustments and; (ii) reviews of inventory valuations not being performed with sufficient precision. Due to the number and magnitude of the errors identified resulting from these internal control deficiencies and the absence of mitigating controls, management concluded that these internal control deficiencies constitute a material weakness in our internal control over financial reporting because there is a reasonable possibility that a material misstatement of the annual and interim financial statements would not have been prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

We commenced a number of efforts to remediate the two material weaknesses noted above. These efforts will continue throughout 2008 and include the following:

Inventory Valuation

During the three months ended June 28, 2008, we continued the remediation process commenced during the first quarter of fiscal 2008, for the material weakness in accounting for inventory valuation, as reported in Item 9A of our Annual Report on Form 10-K filed March 13, 2008.

We will continue to make changes as necessary through automation, recruiting and enhancing the training of high quality personnel, in order to provide us with the infrastructure and processes necessary to remediate the inventory valuation material weakness, and to ensure operating effectiveness and improved internal controls over financial reporting.

Accounting for Income Taxes

During the three months ended June 28, 2008, we continued the remediation process commenced during the first quarter of fiscal 2008, for the material weakness in accounting for income taxes, as reported in Item 9A of our Annual Report on Form 10-K filed March 13, 2008. For example, during the period we recruited a senior tax manager to lead tax accounting and review.

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

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. For example, our revenues were $72.0 million for the quarter ended March 31, 2007, increased to $ 111.7 million for the quarter ended December 29, 2007 and decreased to $68.0 million for the quarter ended March 29, 2008 and then increased to $76.0 million for the quarter ended June 28, 2008. The increase in revenue in the second quarter of fiscal 2008 is attributed to a variety of reasons, including seasonality which has occurred in the first quarter of our fiscal year. Further, our gross margin decreased dramatically in the second quarter of 2008 as a result of competition for the business derived from a principal customer. We expect that our revenues, gross margin and earnings per share will fluctuate on a quarterly basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

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

* We are substantially dependent on a concentrated number of customers, specifically Internet companies that purchase in large quantities. If we are unable to maintain or replace our relationships with these customers and/or diversify our customer base, our revenues may fluctuate and our growth may be limited.

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. In 2007, our three largest customers accounted for 64% of our revenues. In the second quarter of 2008, our three largest customers accounted for 67% of our revenue. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected. To maintain our relationships with our largest customers, and to continue to win their business, we may from time to time sell products to them at less than optimal gross margins. For example, in the second quarter of 2008 our gross margin was negatively impacted by an order shipped in the quarter to a significant customer priced at unfavorable gross margins with the intent of preserving an existing and significant customer relationship. In addition, customer concentration may expose us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, as of June 28, 2008, 80% of our accounts receivable were owed to us from our three largest customers.

In 2007 and through the second quarter of 2008, a substantial majority of our revenues were generated from companies that compete in the Internet market. A significant part of our growth has been due to the fact that these companies are doing well and, in many cases, expanding and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenues will be adversely affected.

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

A significant portion of our cost of goods sold is directly related to the pricing of commoditized materials and components utilized in the manufacture of our products, such as memory, hard drives, central processing units (“CPUs”), or power supplies. As part of our procurement model, we generally do not enter into long-term supply contracts for these materials and components, but instead, purchase these materials and components in a competitive bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by the availability and price volatility in the marketplace for these components and materials, especially for Dynamic Random Access Memory (“DRAM”), and new versions of hard drives and CPUs that are introduced by our suppliers. In the fourth quarter of 2006, we experienced volatility in DRAM prices that caused us to procure DRAM at prices higher than anticipated, which negatively impacted our overall gross margin for the quarter. In 2007, prices of DRAM decreased. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. In addition, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margins. Also, if we try to take advantage of favorable pricing of a particular component by purchasing a large quantity, there is the risk that a shift in our customers’ preferred components may render any stockpiled components of little value to us. For example, we recorded a $16.6 million expense related to the write down for excess and obsolete inventory during fiscal year 2007, contributed in part by customer driven technology platform shift from AMD to Intel, affecting demand for memory, motherboards, CPUs and chassis that we had previously purchased.

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

* If we acquire or invest in other companies, assets or technologies and we are not able to integrate them with our business, or we do not realize the anticipated financial and strategic goals for any of these existing or future transactions, our financial performance may be impaired.

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

For example, in connection with our acquisition of Terrascale Technologies, Inc., we have expended a great deal of effort and resources, but have been unable to generate revenue, increase gross profit or contribute positive cash flow into our business, sufficient to realize our investment, causing us to exit this product line in the near future.

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

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to continue to hire qualified sales personnel if we are to achieve our anticipated revenue growth. The competition for qualified sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past it has taken us up to six months to hire a qualified sales executive and it may take a newly-hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencements of the search to productivity, in excess of one year. We have just hired a new senior vice president of sales and he is in the process of integrating himself into our company. In addition, if we are unable to retain our existing sales personnel, or if our sales personal are ineffective, our ability to maintain or grow our current level of revenues will be adversely affected. In addition, a large percentage of our revenue is generated from a small number of customers. If we are unable to retain the sales personnel who are responsible for those customer accounts, our business could be negatively impacted.

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

Sales of our compute server products accounted for 92% of our revenues during our second quarter of fiscal 2008 and 91% of revenues in fiscal 2007. If our compute server products fail to maintain market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current server product lines, we may not grow our business and revenues as we expect. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

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

Our investment portfolio as of June 28, 2008, includes various auction rate securities (“ARS”) with a cost of $9.1 million. ARS are variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are held at pre-determined intervals, usually every 28 days. In the past, liquidity for ARS was provided by this auction process that allowed investors to roll over their holdings or obtain immediate liquidity by selling the ARS at market. Recent uncertainty in the credit market has negatively affected these auctions and certain of these auctions have not had sufficient bidders to allow investors to complete a sale of ARS. In February 2008, auctions related to the $9.1 million of ARS currently owned by us have failed. These are the only ARS investments in our portfolio as of June 28, 2008. Due to the uncertainty of liquidity, we have classified these investments of $8.7 million as long term and have included such investments in non current assets. We have recorded an unrealized loss of $0.4 million on such investments to other comprehensive income. In the future, failed auctions for our ARS may affect our ability to liquidate these ARS until a future auction is successful. In addition, failed auctions may affect the fair value of our ARS and may result in an impairment charge.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Select Market

* We have material weaknesses in our internal control over financial reporting, and these material weaknesses create a reasonable possibility of material misstatements in our financial statements.

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

In order to improve and to maintain the effectiveness of our internal control over financial reporting and disclosure controls and procedures, significant resources and management oversight will be required. We have begun the process of remediating these material weaknesses, but this process will take time, and we will not be able to assert that we have remediated these material weaknesses until the procedures that we put in place have been working for a sufficient period of time for us to determine that they are effective. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. If we are unable to remediate these material weaknesses, or in the future report one or more additional material weaknesses, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This could result in a restatement of our financial statements, as it did in our Form 10-Q for the quarterly period ended March 29, 2008, or impact our ability to accurately report financial information on a timely basis, which could adversely affect our stock price.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 29, 2008 our stockholders approved items (a) and (b) and did not approve item (c). On items (b) and (c) the votes “against” and “abstain” are combined and consider as voted against the motion. The results of the election are noted below:

(a)	The election of the following individuals as directors of Rackable Systems.

	For	Withheld
Mark J. Barrenechea	16,767,676	469,600
Charles M. Boesenberg	8,429,828	8,109,437
Hagi Schwartz	16,769,441	467,835
Douglas R. King	16,731,400	505,876
Michael W. Hagee	16,729,232	508,044
Gary A. Griffiths	9,329,277	7,907,999
Ronald D. Verdoorn	8,794,780	7,744,485

(b)	The ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for Rackable Systems for the fiscal year ending January 3, 2009.

For	Against	Abstain
17,085,938	134,976	16,362

(c)	Vote on proposal urging the Board to establish a policy that Rackable Systems’ stockholders be given an opportunity to annually ratify compensation paid to the executive officers.

For	Against	Abstain
8,161,894	7,725,566	1,349,816

ITEM 6.	Exhibits

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Ex. No	File No.	Filing Date

2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant	S-1	2.1	333-122576	2/4/2005

2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto.	8-K	2.1	000-51333	8/30/2006

3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	000-51333	8/12/2005

3.2	Amended and Restated Bylaws.	8-K	3.6	333-122576	3/7/2008

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Specimen Stock Certificate.	S-1A/2	4.2	333-122576	5/2/2005

10.61	Compensation Arrangements with Named Executive Officers	8-K	*	000-51333	4/24/2008

10.62	Compensation Arrangements with Named Executive Offivers	8-K/A	*		4/2/2008,

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Ex. No	File No.	Filing Date

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

*	Description of such arrangements in Item 5.02 of such report

**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems, Inc. for purposes of Section 18 of the Securities Exchange

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKABLE SYSTEMS, INC.

By:	James D. Wheat
By:	James D. Wheat
Chief Financial Officer
(Duly authorized and principal financial officer)

Dated: August 7, 2008

Exhibit Index

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	Ex. No	File No.	Filing Date

2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant	S-1	2.1	333-122576	2/4/2005

2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto.	8-K	2.1	000-51333	8/30/2006

3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	000-51333	8/12/2005

3.2	Amended and Restated Bylaws.	8-K	3.6	333-122576	3/7/2008

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Specimen Stock Certificate.	S-1A/2	4.2	333-122576	5/2/2005

10.61	Compensation Arrangements with Named Executive Officers	8-K	*	000-51333	4/24/2008

10.62	Compensation Arrangements with Named Executive Officers	8-K/A	*		4/2/2008,

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

*	Description of such arrangements in Item 5.02 of such report

**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems, Inc. for purposes of Section 18 of the Securities Exchange