Form 10-Q
period 2008-09-27
Rackable Systems, Inc.
filed 2008-11-05
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

As of October 31, 2008, there were 29,890,103 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

“Rackable Systems,” “Eco-Logical”, “OmniStor,” “RapidScale,” “Roamer”, “Concentro”, “ICE Cube” and the Rackable Systems logo are trademarks or registered trademarks of Rackable Systems, Inc. All other trademarks or service marks appearing in this report are trademarks or service marks of their respective owners.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 27, 2008	December 29, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$173,865	$49,897
Short-term investments	2,032	148,215
Accounts receivable, net of allowance for doubtful accounts of $492 and $434 at September 27, 2008 and December 29, 2007, respectively	44,897	49,957
Inventories	65,543	52,528
Deferred income taxes	—	499
Deferred cost of revenue	4,117	456
Prepaids and other current assets	11,063	19,000

Total current assets	301,517	320,552
PROPERTY AND EQUIPMENT, NET	6,907	8,285
LONG-TERM INVESTMENTS	8,694	—
INTANGIBLE ASSETS, NET	3,709	22,732
OTHER ASSETS	1,767	889

TOTAL	$322,594	$352,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,272	$47,780
Accrued expenses	10,396	16,382
Deferred revenue	10,350	5,190

Total current liabilities	66,018	69,352
DEFERRED INCOME TAXES	785	3,031
DEFERRED RENT AND OTHER LONG-TERM LIABILITIES	1,162	868
DEFERRED REVENUE	3,085	3,089

Total liabilities	71,050	76,340
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 12,000,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 29,890,103 and 29,525,561 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	30	29
Additional paid-in capital	451,308	440,725
Accumulated other comprehensive loss	(483)	(11)
Accumulated deficit	(199,311)	(164,625)

Total stockholders’ equity	251,544	276,118

TOTAL	$322,594	$352,458

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
REVENUE	$65,286	$87,243	$209,217	$241,505
COST OF REVENUE	54,095	68,392	173,316	220,563

GROSS PROFIT	11,191	18,851	35,901	20,942

OPERATING EXPENSES:
Research and development	5,714	5,972	19,688	18,954
Sales and marketing	6,124	7,978	18,379	25,102
General and administrative	5,779	7,590	19,705	28,491
Impairment of long-lived assets	663	—	17,519	—
Restructuring charges	—	—	685	—

Total operating expenses	18,280	21,540	75,976	72,547

LOSS FROM OPERATIONS	(7,089)	(2,689)	(40,075)	(51,605)
Total other income, net	681	2,362	3,556	6,202

LOSS BEFORE INCOME TAX	(6,408)	(327)	(36,519)	(45,403)
INCOME TAX BENEFIT/(PROVISION)	419	332	1,833	(5,197)

NET INCOME/(LOSS)	$(5,989)	$5	$(34,686)	$(50,600)

NET INCOME/(LOSS) PER SHARE
Basic	$(0.20)	$0.00	$(1.18)	$(1.77)

Diluted	$(0.20)	$0.00	$(1.18)	$(1.77)

WEIGHTED SHARES USED IN NET INCOME/(LOSS) PER SHARE
Basic	29,501,614	29,124,546	29,493,743	28,636,658

Diluted	29,501,614	29,317,375	29,493,743	28,636,658

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended
	September 27, 2008	September 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,686)	$(50,600)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,924	5,007
Loss on disposal of property and equipment	63	—
Impairment of long-lived assets	17,519	188
Provision for doubtful accounts receivable	59	264
Deferred income taxes	(1,531)	14,740
Share-based compensation	9,891	19,132
Changes in operating assets and liabilities:
Accounts receivable	5,001	35,923
Inventories	(14,405)	17,375
Prepaids and other assets	7,937	(11,517)
Accounts payable	(2,830)	1,245
Sales tax payable	(3,375)	(1,677)
Accrued expenses and deferred rent	(2,428)	(3,253)
Income taxes payable	109	436
Deferred cost of sales	(3,721)	2,226
Deferred revenue	5,157	(1,316)

Net cash (used in) provided by operating activities	(12,316)	28,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(26,253)	(485,552)
Proceeds from sales and maturities of marketable securities	163,286	475,001
Purchases of property and equipment	(1,057)	(4,080)
Terrascale acquisition, net of cash acquired	—	(350)
Expenditures for intangible assets	(66)	(9,122)

Net cash provided by (used in) investing activities	135,910	(24,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit of stock options exercised	—	(430)
Repurchased restricted stock	—	(245)
Restricted shares retired to cover taxes	(1,439)	—
Proceeds from issuance of common stock upon exercise of stock options	536	2,537
Proceeds from issuance of common stock upon ESPP purchase	1,293	1,843

Net cash provided by financing activities	390	3,705

Effect of exchange rate changes on cash and cash equivalents	(16)	(75)
NET INCREASE IN CASH AND CASH EQUIVALENTS	123,968	7,700
CASH AND CASH EQUIVALENTS—Beginning of period	49,897	30,446

CASH AND CASH EQUIVALENTS—End of period	$173,865	$38,146

NON CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset expenditures in accounts payable	$322	$158

Unrealized loss, net on investments	$456	$—

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$178	$1,133

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS

Rackable Systems, Inc. (“Rackable Systems”, “we” or the “Company”) was incorporated in the state of Delaware in December 2002 in connection with the acquisition of substantially all the assets and liabilities of Rackable Systems’ predecessor company referred to herein as Old Rackable. The Company has subsidiaries in Canada, Hong Kong , Ireland and the People’s Republic of China (“PRC”). The Company’s headquarters is located in Fremont, California. The principal business of the Company is the design, manufacture and implementation of highly scalable compute servers and high-capacity storage systems, which are sold to customers such as large internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas, biotechnology and pharmaceuticals.

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

Fiscal Year. The Company has a 52-week fiscal year ending on the Saturday nearest to December 31, with 13 week quarters ending on the last Saturday of the period. Fiscal 2008 will have a 53-week fiscal year, with 13 week quarters ending on the last Saturday of the period, except the fourth quarter which will have 14 weeks and will end on January 3, 2009. The third quarter of fiscal 2008 ended on September 27, 2008 and the third quarter of fiscal 2007 ended on September 29, 2007. The latest fiscal year ended on December 29, 2007.

Basis of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Foreign Currency Transactions. The Company uses the U.S. dollar as its functional currency for its Ireland, Hong Kong and PRC subsidiaries and therefore re-measurement of its financial statements is not required. Currency transaction gains (losses) are recognized in current operations resulting from translating its financial statements at the reporting date. The Company uses the Canadian dollar as its functional currency for its Canada subsidiary. Assets and liabilities denominated in non-U.S. dollars are re-measured into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expenses are translated at average exchange rates in effect during each period. Translation adjustments are included in stockholders’ equity in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

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

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were not material for the nine months ended September 27, 2008 and September 29, 2007, respectively. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

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

Recently Issued Accounting Pronouncements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure certain financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has elected not to adopt SFAS No. 159.

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

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Therefore, the Company has adopted the provisions of FSP 157-3 in its financial statements for the three and nine months ended September 27, 2008. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

3. BALANCE SHEET

Short-and Long-Term Investments

At September 27, 2008 and December 29, 2007, all of the Company’s marketable debt securities were classified as available-for-sale and were carried at fair market value. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par subject to a successful interest rate reset. In the first and subsequent quarters of fiscal year 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. Our auction rate securities consist of investments that are backed by pools of student loans ultimately guaranteed by the U.S. Department of Education. We believe that the credit quality of these securities is high based on these guarantees. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within accumulated other comprehensive loss of approximately $0.4 million at September 27, 2008 related to these auction rate securities. The Company intends and has the ability to hold these securities until the value of such securities recovers. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified all of its auction rate securities ($8.7 million, net of unrealized loss), as long-term assets in our condensed consolidated balance sheet, as our ability to liquidate such securities in the next 12 months is uncertain. The Company utilized the guidance and procedures as provided by SFAS No. 157 in determining the current fair value. The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). Short- and long-term investments consisted of the following (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value
September 27, 2008
Short-term investments-U.S. notes and bonds	$2,032	$—	$—	$2,032
Long-term investments-auction rate securities	9,100	—	(406)	8,694

Total investments	$11,132	$—	$(406)	$10,726

December 29, 2007
U.S. notes and bonds	$10,206	$25	$—	$10,231
Federal agency notes	50,437	37	—	50,474
Commercial paper	22,969	—	(13)	22,956
Auction rate securities	64,554	—	—	64,554

Total short-term investments	$148,166	$62	$(13)	$148,215

Accounts Receivable, net

Accounts receivable from Amazon, Microsoft and Conoco Phillips accounted for 54%, 15% and 13%, respectively, of total accounts receivable at September 27, 2008. Accounts receivable from Microsoft and Facebook accounted for 49% and 18%, respectively, of total accounts receivable at December 29, 2007.

Revenue from customers representing 10% or more of total revenue was as follows:

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Amazon	59%	21%	36%	15%
Microsoft	11%	29%	14%	31%
Yahoo	*	*	*	14%
Facebook	*	11%	*	*

*	indicates less than 10% for the period.

A summary of the activity in the reserves relating to doubtful accounts receivable and sales returns is as follows (in thousands):

	December 29, 2007	Additions	Reductions	September 27, 2008
Allowance for Doubtful Accounts	$434	$58	$—	$492
Sales Return Reserve	$330	$162	$(246)	$246

Inventories

Inventories consist of the following (in thousands):

	September 27, 2008	December 29, 2007
Finished goods	$3,935	$5,820
Work in process	17,246	16,385
Raw materials	44,362	30,323

Total inventories	$65,543	$52,528

Prepaid and other current assets

Prepaid and other current assets consist of the following (in thousands):

	September 27, 2008	December 29, 2007
Prepaid taxes	$9,140	$8,845
Other prepaid expenses	1,923	10,155

Total prepaid and other current assets	$11,063	$19,000

Property and Equipment, net

Property and equipment consist of the following (in thousands):

	September 27, 2008	December 29, 2007
Leasehold improvements	$1,345	$1,484
Manufacturing equipment	4,526	3,303
Furniture and fixtures	873	1,127
Computer equipment	7,386	6,858
Construction in progress	754	362
Vehicles	104	118

	14,988	13,252
Less accumulated depreciation and amortization	(8,081)	(4,967)

Total property and equipment, net	$6,907	$8,285

Depreciation and amortization expense of property and equipment for the three months ended September 27, 2008 and September 29, 2007 was $0.8 million and $0.8 million, respectively. Depreciation and amortization expense of property and equipment totaled $2.5 million and $2.0 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

In conjunction with the impairment of long-lived assets discussed in Note 4, the Company recorded an impairment charge on certain property and equipment of $0.8 million assets during the nine months ended September 27, 2008.

In conjunction with the restructuring activity discussed in Note 5, the Company accelerated depreciation on certain property and equipment of $0.2 million assets during the nine months ended September 27, 2008.

Intangible Assets, net

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s intangible assets, as of September 27, 2008 (dollars in thousands):

	Gross	Amortization through June 28, 2008	Amortization for quarter ended September 27, 2008	Accumulated Amortization	Net
Rackable Systems
Patents	$608	$362	$26	$388	$220
Other intangibles	25	21	2	23	2

	633	383	28	411	222

Tradename	3,487	—	—	—	3,487

Terrascale Acquisition
Existing technology	8,256	7,808	448	8,256	—
Distributed Parity Engine “DPE”	13,097	12,317	780	13,097	—
Customer relationships	633	605	28	633	—
Maintenance contracts	35	33	2	35	—
Non-compete agreements	313	311	2	313	—

	22,334	21,074	1,260	22,334	—

Total	$26,454	$21,457	$1,288	$22,745	$3,709

In December 2002, as a part of the acquisition of Old Rackable, the Company recorded an intangible asset allocated to tradename in the amount of $3.5 million. This intangible asset is not amortizable.

Long-lived assets with a determinable economic life are tested for recoverability whenever events or circumstances indicate that their carrying amounts may not be recoverable. As discussed in Note 4, during the nine months ended September 27, 2008, the Company recorded an impairment charge in the amount of $16.7 million related to intangible assets acquired through the Terrascale acquisition. These intangible assets are used exclusively for our RapidScale products. The Company determined that long-lived intangible assets were not impaired at December 29, 2007.

In the three months ended September 27, 2008 and September 29, 2007, amortization of intangible assets was $0.7 million and $1.1 million, respectively. In the nine months ended September 27, 2008 and September 29, 2007, amortization of intangible assets was $2.4 million and $3.0 million, respectively.

Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects that the future amortization of acquired intangible assets will be as follows (in thousands):

2008 (remainder)	$47
2009	131
2010 and beyond	44

Total amortization	$222

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 27, 2008	December 29, 2007
Accrued payroll and related expenses	$3,139	$5,754
Accrued warranty	3,454	2,038
Accrued sales and use tax	712	3,828
Accrued commission	958	2,137
Other accrued expenses	2,133	2,625

Total accrued expenses	$10,396	$16,382

Accumulated Other Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

Accumulated Other Comprehensive Loss
December 29, 2007	$(11)
Change in unrealized loss on investments	(456)
Change in cumulative translation adjustment	(16)

September 27, 2008	$(483)

4. IMPAIRMENT OF LONG-LIVED ASSETS

During the three months ended June 28, 2008, the Company evaluated the recoverability of its long-lived assets which were used in connection with the Company’s RapidScale product line. During the quarter ended June 28, 2008, the Company significantly lowered its projected revenue and cash flow from the RapidScale product line. The decrease in projections was due to a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms. The analysis on a discounted cash flow basis indicated that an impairment of the long-lived assets existed and the Company recorded an impairment charge of approximately $16.9 million. The Company updated its analysis during the three months ended September 27, 2008 and recorded an additional impairment charge of approximately $0.7 million.

The impairment charge in the nine months ended September 27, 2008 consists of the following (in thousands):

Impairment Charge
Existing technology	$5,902
DPE	10,401
Customer relationships	333
Maintenance contracts	24
Non-compete agreements	24

Total intangibles	$16,684
Fixed assets	835

Total	$17,519

The fair value was estimated based on discounted cash flows. At September 27, 2008 all of the long-lived assets related to RapidScale were fully impaired.

5. RESTRUCTURING CHARGES

The Company incurred restructuring charges of $0.7 million for the nine months ended September 27, 2008 related to future lease commitments for excess facilities vacated during the quarter ended June 28, 2008. There were no such charges in any other periods.

6. EARNINGS PER SHARE

In accordance with SFAS No.128, Earnings Per Share, basic net loss per common share has been computed by using the weighted average number of shares of common stock outstanding during the period, less the shares subject to repurchase. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Numerators:
Net income (loss)	$(5,989)	$5	$(34,686)	$(50,600)

Denominators:
Weighted-average shares - Basic	29,501,614	29,124,546	29,493,743	28,636,658
Weighted-average shares - Diluted	29,501,614	29,317,375	29,493,743	28,636,658
Net income (loss) per common share - Basic	$(0.20)	$0.00	$(1.18)	$(1.77)

Net income (loss) per common share - Diluted	$(0.20)	$0.00	$(1.18)	$(1.77)

For the three and nine months ended September 27, 2008 and September 29, 2007 the Company had stock options outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these stock options were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. The number of such outstanding stock options were as follows:

	Nine months ended
	September 27, 2008	September 29, 2007
Stock options	3,218,785	2,788,143

7. SHARE-BASED COMPENSATION

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

Determining Fair Value

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the following periods:

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Option Plan Shares
Dividend yield	—	—	—	—
Risk-free interest rate	3.2%	4.6%	3.2%	4.7%
Volatility	56.9%	58.0%	58.5%	60.0%
Weighted average expected life (in years)	5.2	5.7	5.2	5.4
Estimated annual forfeitures	11.6%	10.5%	11.6%	10.5%
Weighted average fair value	$6.33	$7.42	$5.61	$9.33
ESPP shares
Dividend yield	—	—	—	—
Risk-free interest rate	2.21%	4.4%	2.21%	4.5%
Volatility	50.0%	49.0%	50.0%	50.0%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Weighted average fair value	$9.35	$4.63	$9.35	$4.95

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

Share-Based Compensation Expense

The following table shows total share-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Cost of revenue	$307	$455	$977	$1,867
Research and development	683	892	2,428	3,789
Selling and marketing	362	1,036	1,689	4,671
General and administrative	1,324	2,543	4,797	8,805

Total	$2,676	$4,926	$9,891	$19,132

As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options and Restricted Stock Awards Activity

A summary of stock option activity for the nine months ended September 27, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
Balance at December 29, 2007	2,892,480	$13.13
Options granted	966,873	10.83
Options exercised	(75,884)	7.06
Options cancelled	(564,684)	12.54

Balance at September 27, 2008	3,218,785	$12.55	8.32	$1,342,713

Vested and expected to vest at September 27, 2008	2,860,371	$12.60	8.25	$1,241,705

Exercisable at September 27, 2008	939,831	$13.10	7.40	$667,760

The total intrinsic value of options exercised for the nine months ended September 27, 2008 and September 29, 2007 was $0.4 million and $10.1 million, respectively.

As of September 27, 2008 there was $14.8 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes the Company’s restricted stock awards (“RSA”) activity for the nine months ended September 27, 2008.

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 29, 2007	239,534	$16.03
Released	(45,936)	15.38
Forfeited	(51,877)	20.03

Balance at September 27, 2008	141,721	$14.77

As of September 27, 2008 there was $3.5 million of total unrecognized compensation cost related to RSA. That cost is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the Company’s restricted stock units (“RSU”) activity for the nine months ended September 27, 2008.

	Shares	Aggregate Intrinsic Value
Balance at December 29, 2007	800,249	$7,787,314
Awarded	1,117,600
Released	(323,163)
Forfeited	(361,881)

Balance at September 27, 2008	1,232,805	$12,574,611

Vested and expected to vest at September 27, 2008	1,024,753

As of September 27, 2008 there was $13.5 million of total unrecognized compensation cost related to RSU. That cost is expected to be recognized over a weighted average period of 3.0 years.

During the nine months ended September 27, 2008, 132,759 shares of common stock were delivered to the Company in payment of $1.4 million of withholding tax obligations arising from the release of RSA and RSU. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date.

At September 27, 2008, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP not yet recognized was approximately $0.6 million. This cost will be amortized on a straight-line basis over periods of up to 2 years.

The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP during the nine months ended September 27, 2008 and September 29, 2007.

	September 27, 2008	September 29, 2007
Shares issued	162,823	166,834

Weighted-average purchase price per share	$7.94	$11.05

8. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—Effective September 1, 2003, Rackable Systems established a 401(k) retirement plan covering substantially all employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. The Company can make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $163,753 and $106,520 for the nine months ended September 27, 2008 and September 29, 2007, respectively.

9. DEFERRED REVENUE AND DEFERRED COST OF GOODS SOLD

At September 27, 2008, the Company had total deferred revenue of $13.4 million; this deferred revenue includes product revenue of $5.8 million. These product deferrals are related to shipments to customers pending acceptance or deferrals related to sales which did not qualify for immediate revenue recognition. The remaining deferred revenue of $7.6 million pertains to revenue from maintenance and extended warranty arrangements that are recognized ratably over the contract period and professional support services which had not been completed as of the balance sheet date. Deferred product costs associated with deferred revenue were $4.3 million at September 27, 2008.

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

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Domestic revenue	$54,406	$75,999	$192,259	$224,644
International revenue	10,880	11,244	16,958	16,861

Total revenue	$65,286	$87,243	$209,217	$241,505

Revenue by country:
United States	83%	87%	92%	93%
Ireland	11	6	5	2
Other	6	7	3	5

Total	100%	100%	100%	100%

Sales revenue for the high-density compute server and high-capacity storage system were as follows (in thousands):
	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Compute servers	$51,275	$81,359	$176,180	$218,713
Storage systems	14,011	5,884	33,037	22,792

Total revenue	$65,286	$87,243	$209,217	$241,505

Over 90% of the Company’s property, plant and equipment was located in the United States for the periods ended September 27, 2008 and September 29, 2007.

11. INCOME TAXES

The Company recorded a tax benefit of $0.4 million and $1.8 million for the three and nine months ended September 27, 2008, respectively, including a $0.2 million and $2.6 million discrete foreign tax benefit associated with $0.6 million and $17.5 million of impairment charges recorded for the three and nine months ended September 27, 2008, respectively. The effective tax rate used to record the tax benefit (exclusive of the discrete foreign tax benefit) differed from the combined federal and net state statutory income tax rate for the three months and nine months ended September 27, 2008 due primarily to increases in the valuation allowance for deferred tax assets.

The income tax (benefit)/provision for the three and nine months ended September 29, 2007 was ($0.3) million and $5.2 million, respectively. The income tax provision for the three months ended September 29, 2007 included a $13.2 million charge for an increase in the valuation allowance for deferred tax assets in excess of amounts recoverable through loss carry-back. The $13.2 million discrete charge for the increase in valuation allowance was partially offset by a $0.2 million tax benefit resulting from a reversal of a liability previously recorded for an uncertain tax position and related accrued interest as a result of a tax audit settled in the three months ended September 29, 2007.

12. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under operating leases are as follows (in thousands):

Three Months ending January 3, 2009	$423
Year ending January 2, 2010	2,058
Year ending January 1, 2011	2,066
Year ending December 31, 2011	1,850
Year ending December 30, 2012	1,886
Year ending December 29, 2013	1,927

Total	$10,210

Total rent expense for the nine months ended September 27, 2008 and September 29, 2007 was approximately $3.9 million and $3.8 million, respectively.

Product Warranty—Rackable Systems’ warranty period for its products is generally one to three years. Rackable Systems accrues for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon Rackable Systems’ historical experience and is included in accrued expenses and cost of revenue. The amounts charged and accrued against the warranty reserve for nine months were as follows (in thousands):

	September 27, 2008	September 29, 2007	December 29, 2007
Balance—beginning of period	$2,038	$868	$868
Current period accrual	2,420	2,149	3,117
Warranty expenditures charged to accrual	(1,004)	(1,403)	(1,947)

Balance—end of period	$3,454	$1,614	$2,038

Purchase Commitments—In connection with supplier agreements, the Company agreed to purchase certain units of inventory and non-inventory items through 2008. As of September 27, 2008, these remaining commitments were approximately $26.8 million and $4.1 million respectively.

Indemnification Agreements—The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 27, 2008. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of September 27, 2008.

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

The following table sets forth the Company’s short- and long-term investments as of September 27, 2008 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

	Level 1	Level 2	Level 3	Assets at fair value
Corporate notes/bonds	2,032	—	—	2,032
Auction rate securities	—	—	8,694	8,694

Total	$2,032	$—	$8,694	$10,726

The above table excludes $23.8 million of cash held by us.

The Company’s Level 3 assets consist of long-term auction rate securities for which the Company used a discounted cash flow model to value these investments.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets as of September 27, 2008, (in thousands):

December 29, 2007	$—
Unrealized loss included in other comprehensive income	(396)
Transfers in to Level 3	9,125

March 29, 2008	8,729

June 28, 2008	8,729
Unrealized loss included in other comprehensive income	(10)
Redemption at par value	(25)

September 27, 2008	$8,694

14. SUBSEQUENT EVENTS

In October 2008, a formal plan to abandon the RapidScale product line was reviewed and approved by management with appropriate authority, and was communicated to the affected employees. The RapidScale product line will be treated and reported as a discontinued operation as required by SFAS No. 144 in the Company’s annual report on Form 10K for the year ended January 3, 2009.

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

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. We offer compute servers using our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. In August 2004, we expanded our product line of compute servers, which we designed to further increase density levels, improve thermal management, and enhance cable management and system serviceability. In September of 2007, we released the newest generation of our modular data center products, known as “ICE Cube,” designed to augment or replace traditional brick-and-mortar data centers of any size and is ideal for data centers facing power and space limitations. We also sell low-cost, high-capacity storage servers, which leverage many of our core compute server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. Our storage servers represented approximately 15.8% and 9.4 % of our revenue in the nine months ended September 27, 2008 and September 29, 2007 respectively. In addition, we selectively use reseller and OEM relationships to provide additional compute server and storage offerings that our customers may request. Service revenues were approximately 3% and 2% of total revenues in the nine months ended September 27, 2008 and September 29, 2007, respectively.

We market our systems primarily through our direct sales force predominantly to enterprises within the United States. In the nine months ended September 27, 2008 and September 29, 2007, international sales were approximately 8% and 7% of our revenues respectively. In fiscal 2007, international sales represented 7% of our total sales. We are in the early stages of developing an international sales and operational presence, focusing initially on Europe and China. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens or hundreds of terabytes of storage per year. To date, we have sold our products to over 500 customers. In the three months ended September 27, 2008 we added 25 new customers. We have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, media, financial services, oil and gas exploration, biotechnology and pharmaceuticals.

In the second quarter of 2008 we had several significant events impacting the results for the nine months ended September 27, 2008; primary among those were changes in our expectations for the RapidScale product line, which required us to perform an impairment analysis of our intangible and other long-lived assets, as required by SFAS No. 144. This analysis resulted in an impairment of approximately $16.9 million to our intangibles and long-lived assets. In the three months ended September 27, 2008, we recorded an additional impairment of approximately $0.7 million of the remaining RapidScale related intangibles and other long-lived assets. As part of our ongoing consolidation of production facilities, we early terminated leases on two properties and recorded a restructuring charge of approximately $0.7 million in the nine months ended September 27, 2008. For additional information on these events please see our consolidated financial statements in this Form 10-Q, as well as the discussion of our results of operation below.

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

Beginning with the tender offer discussed above and continuing into 2008, we have increased the mix of restricted stock awards (“RSA”) and restricted stock units (RSU”) as compared to stock option awards for our equity compensation. The following table represents the grants outstanding by type and percent of possible dilution as of the dates set forth below:

	September 27, 2008	As a percent of common outstanding	September 29, 2007	As a percent of common outstanding
Common stock outstanding	29,890,103	100.0%	29,462,022	100.0%
Stock option awards	3,218,785	10.8	2,788,143	9.5
Restricted stock units	1,232,805	4.1	912,410	3.1

Total grants oustanding	4,451,590	14.9	3,700,553	12.6
Fully diluted	34,341,693	114.9%	33,162,575	112.6%

The following table represents the share-based compensation expenses for the respective periods (in thousands, except percentage):

	Three months ended		Change %	Nine months ended		Change %
	September 27, 2008	September 29, 2007		September 27, 2008	September 29, 2007

Cost of revenue	$307	$455	(33)%	$977	$1,867	(48)%
Research and development	683	892	(23)%	2,428	3,789	(36)%
Selling and marketing	362	1,036	(65)%	1,689	4,671	(64)%
General and administrative	1,324	2,543	(48)%	4,797	8,805	(46)%

Total	$2,676	$4,926	(46)%	$9,891	$19,132	(48)%

The significant reduction in share-base compensation in the three and nine months ended September 27, 2008 is the result of several factors, among them fewer awards outstanding due to reorganizing the management team and its responsibilities, which included the departure of several senior executives, lower fair value at grant date and changes in assumptions in 2008. Changes in the assumptions that are used to calculate expense were the volatility percentage, which was reduced to 58.5% in the third quarter of 2008 from 60% during 2007 and the estimated forfeiture rate for unvested awards, which increased to 11.6% in the third quarter of 2008 from 10.5% during 2007. In the three months ended September 27, 2008, share-based compensation was reduced by approximately $0.8 million due to a change in the estimated forfeiture rate. Also contributing to the reduced expense was the declining grant date fair value over the past year, which results in lower future expense.

Fiscal Periods

We have a 52-week fiscal year ending on the Saturday nearest to December 31, with 13 week quarters ending on the last Saturday of the period. The third quarter of our fiscal year 2008 ended on September 27, 2008. The third quarter of our fiscal year 2007 ended on September 29, 2007. Fiscal year 2007 ended on December 29, 2007.

Critical Accounting Policies

Our critical accounting policies are discussed in our Annual Report on Form 10-K for our fiscal year ended December 29, 2007, and there have been no significant changes.

Significant Judgments and Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses. These estimates and judgments are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, as well as management’s knowledge about current events and expectation about actions that we may undertake in the future. Actual results could differ materially from those estimates. Our significant judgments and estimates are discussed in our Annual Report on Form 10K for our fiscal year ended December 29, 2007.

Results of Operations

The following table sets forth our financial results for the three and six months ended September 27, 2008 and September 29, 2007, as a percentage of revenue.

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
REVENUE	100.0%	100.0%	100.0%	100.0%
COST OF REVENUE	82.9	78.4	82.8	91.3

GROSS PROFIT	17.1	21.6	17.2	8.7
OPERATING EXPENSES:
Research and development	8.8	6.9	9.4	7.9
Sales and marketing	9.4	9.1	8.8	10.4
General and administrative	8.9	8.7	9.4	11.8
Impairment of long lived assets	1.0	—	8.4	—
Restructuring charges	—	—	0.3	—

Total operating expenses	28.1	24.7	36.3	30.1

LOSS FROM OPERATIONS	(11.0)	(3.1)	(19.1)	(21.4)

Total other income, net	1.0	2.7	1.7	2.6

LOSS BEFORE INCOME TAX	(10.0)	(0.4)	(17.4)	(18.8)
INCOME TAX BENEFIT/(PROVISION)	0.6	0.4	0.9	(2.2)

NET INCOME/(LOSS)	(9.4)%	0.0%	(16.5)%	(21.0)%

Comparison of the three and nine months ended September 27, 2008 and September 29, 2007

Revenue.

	Three months ended				Nine months ended
	September 27, 2008	September 29, 2007	Change		September 27, 2008	September 29, 2007	Change
			$	%			$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$65,286	$87,243	$(21,957)	(25)%	$209,217	$241,505	$(32,288)	(13)%
Top Three Historic Customers	70%	57%	—	—	59%	60%	—	—
Units Shipped	17,426	24,904	(7,478)	(30)%	59,613	67,880	(8,267)	(12)%

The decline in revenue for the three months ended September 27, 2008, compared to the three months ended September 29, 2007, reflected the recent economic downturn which has greatly impacted the timing of our customers’ buying decisions. This downturn has led to financial and economic deterioration, and has resulted in a demonstrable slowdown in corporate purchasing, particularly among customers outside of our historical top three customers. In the three months ended September 27, 2008, revenue from our top three historical customers fell by 7% to $45.9 million, but represented 70% of revenue as compared with $49.3 million or 57% of revenue in the three months ended September 29, 2007. While the number of units shipped decreased 30% from the year ago quarter, the average selling price increased 7% reflecting customer and product configuration mix changes. In addition, deferred revenue increased by $5.1 million for product shipped in the three months ended September 27, 2008 that was not recognized as revenue until the subsequent quarter because customer acceptance was not received prior to the end of the quarter.

The decline in revenue for the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007, resulted from lower product revenue from two of our historical top three customers. In the nine months ended September 29, 2007, revenue from our top three historical customers decreased by 15% to $123.4 million, or 59% of revenue as compared with $145.3 million, or 60% of revenue, in the nine months ended September 29, 2007. While the number of units shipped decreased 12% from the nine-month period one year ago, the average selling price was essentially unchanged. In addition, deferred revenue increased by $4.7 million for product shipped in the nine months ended September 27, 2008 that was not recognized as revenue until the subsequent quarter because customer acceptance was not received prior to the end of the period.

Given the downturn in the US and international economies that is underway, we expect revenue to decline in the fourth quarter of this year. The company has forecasted that full year revenue will decline by approximately 22%.

Cost of revenue and gross profit.

	Three months ended			Nine months ended
	September 27, 2008	September 29, 2007	$ Change	September 27, 2008	September 29, 2007	$ Change
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of revenue	$54,095	$68,392	$(14,297)	$173,316	$220,563	$(47,247)
Gross profit	$11,191	$18,851	$(7,660)	$35,901	$20,942	$14,959
Gross margin	17.1%	21.6%	n/a	17.2%	8.7%	n/a

The decrease in gross profit for the three months ended September 27, 2008 as compared to the same period in 2007 consisted of approximately $5.7 million due to shipping fewer systems and approximately $2.0 million due to the lower gross margin on those shipments. The primary causes for the decrease in gross margin for the three months ended September 27, 2008 as compared to the same period in 2007, were:

•	Expense for the write-down of excess and obsolete inventory for the three months ended September 27, 2008 was $1.6 million as compared to $0.7 million in the same period in 2007,

•	A decrease in usage of previously written down inventory from $0.8 million in the three months ended September 27, 2008 as compared to $2.6 million in the three months ended September 29, 2007.

The increase in the gross profit for the nine months ended September 27, 2008 as compared to the same period in 2007 consisted of approximately $17.5 million due to higher gross margin on systems shipped partially offset by approximately $2.5 million due to shipping fewer systems. The primary cause for the increase in gross margin for the nine months ended September 27, 2008 as compared to the same period in 2007, was:

•	Charges for the write-down of excess and obsolete inventory for the three months ended September 27, 2008 were $8.1 million as compared to $21.5 million in the same period in 2007.

Changes in customer and product mix, pricing actions by our competitors and commodity prices, that comprise a significant portion of cost of revenue, significantly impact our gross margin from period to period. In addition, significant shifts in technology, declining shipments and revenues will depress gross profits and gross margin because certain manufacturing are fixed or semi-variable in nature and all may not be able to reduce them in proportion to the reductions in our revenues.

Operating expenses.

	Three months ended				Nine months ended
	September 27, 2008	September 29, 2007	Change		September 27, 2008	September 29, 2007	Change
			$	%			$	%
	(in thousands, except percentages)				(in thousands, except percentages)
OPERATING EXPENSES:
Research and development	$5,714	$5,972	$(258)	(4)%	$19,688	$18,954	$734	4%
Sales and marketing	6,124	7,978	(1,854)	(23)%	18,379	25,102	(6,723)	(27)%
General and administrative	5,779	7,590	(1,811)	(24)%	19,705	28,491	(8,786)	(31)%
Impairment of long lived-assets	663	—	663	N/A	17,519	—	17,519	N/A
Restructuring Charges	—	—	—	N/A	685	—	685	N/A

	$18,280	$21,540	$(3,260)		$75,976	$72,547	$3,429

Research and development expense.

	Three months ended			Nine months ended
	September 27, 2008	September 29, 2007	Change	September 27, 2008	September 29, 2007	Change
Compensation and related	$2,150	$1,960	$190	$7,260	$5,638	$1,622
Terrascale employment retention expense	—	1,270	(1,270)	2,532	3,797	(1,265)
Consulting fees	496	228	268	1,061	883	178
Material and supplies	890	171	719	1,398	983	415
Amortization of intangibles	631	701	(70)	2,295	1,799	496
Share-based compensation	683	892	(209)	2,428	3,789	(1,361)
Other	864	750	114	2,714	2,065	649

	$5,714	$5,972	$(258)	$19,688	$18,954	$734

The change in research and development expenses in the three and nine months ended September 27, 2008, compared to the same periods in 2007, was due to:

•	Increased compensation and compensation related expenses due to the addition of 11 new employees during the year

•	Higher amortization expense in the nine month period due to the acquisition of the DPE technology in April 2007

•	Increased consulting fees as well as material usage which related to the development of future product lines

•	Increased depreciation expense as a result of the addition of test systems to support engineering activities.

These increases were offset by the following decreases:

•	Reduced share-based compensation in the nine month period in 2008 due to the changes described in the Company overview under share-based compensation above and

•	Decreased continued employment expense related to the Terrascale acquisition which ended in the three months ended June 28, 2008.

We expect research and development expense will increase, in absolute dollars, in future periods because we intend to increase our investment in engineering activities in the areas of storage, remote management and power systems. We also plan to launch our next generation Cloud Computing and HPC product line in the next quarter. Further, we opened our new Shanghai Technology Center during the quarter to expand our research and development activities and anticipate adding headcount in the next quarter.

Sales and marketing expense.

	Three months ended			Nine months ended
	September 27, 2008	September 29, 2007	Change	September 27, 2008	September 29, 2007	Change
Compensation and related	$2,311	$2,501	$(190)	$7,161	$7,434	$(273)
Commission and sales bonus	1,338	2,099	(761)	3,748	5,612	(1,864)
Share-based compensation	362	1,036	(674)	1,689	4,671	(2,982)
Evaluation systems depreciation	599	637	(38)	1,731	2,693	(962)
Other	1,514	1,705	(191)	4,050	4,692	(642)

	$6,124	$7,978	$(1,854)	$18,379	$25,102	$(6,723)

The decrease in sales and marketing expenses in the three and nine months ended September 27, 2008 compared to the same periods in 2007, was due to:

•	Decrease in compensation and related expenses due to a decrease in headcount of 4 people

•	Decreased commission and sales expense due to lower revenue

•	Reduced share-based compensation due to the changes described in the Company overview under share-based compensation, above, and

•	Decreased evaluation system charges as a result of the implementation of a new evaluations program

We expect sales and marketing expense to increase, in absolute dollars, in future periods as we expect to expand our sales presence in the United States and internationally. In execution of this strategy, we have hired a new EMEA Vice President of Sales and APAC/Japan Vice President of Sales and will be expanding our sales organization in Europe. In addition we have expanded our sales and sales support organizations to cover key new verticals such as federal, oil and gas, media and entertainment and financial services.

General and administrative expense.

	Three months ended			Nine months ended
	September 27, 2008	September 29, 2007	Change	September 27, 2008	September 29, 2007	Change
Compensation and related	$1,778	$1,340	$438	$5,405	$3,921	$1,484
Severance	—	119	(119)	—	917	(917)
Sales tax settlement expense	53	996	(943)	237	3,241	(3,004)
Amortization of intangibles	27	390	(363)	82	1,182	(1,100)
Share-based compensation	1,307	2,529	(1,222)	4,748	8,752	(4,004)
Other	2,614	2,216	398	9,233	10,478	(1,245)

	$5,779	$7,590	$(1,811)	$19,705	$28,491	$(8,786)

The reduction of general and administrative expense in the three and nine months ended September 27, 2008 compared to the same periods in 2007 consisted of the following:

•	Reduced expense associated with sales and use tax filings resolved in fiscal 2007 period

•	Reduced expense related to the amortization of intangibles related to the “Old Rackable” acquisition that became fully amortized by the end of fiscal year 2007

•	Reduced share-based compensation due to the changes described in the Company overview under share-based compensation, above.

These decreases were offset by the following increase:

•	Increased compensation related expenses due to the addition of 12 new employees during the year

We expect our general and administrative expenses may increase slightly in our fiscal fourth quarter as we make selective strategic investments in certain areas, including our China facility.

Impairment of long-lived assets.

We evaluated our long-lived assets with determinable economic life for recoverability due to events that indicated their carrying amounts might not be recoverable as of June 28, 2008. During the quarter ended June 28, 2008, the Company significantly lowered its projected revenue and cash flow from the RapidScale product line. The decrease in projections was due to a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms. We determined that certain property and equipment and intangible assets related to our RapidScale product were impaired. The total impairment was $16.9 million. During the three months ended September 27, 2008, we recognized an additional impairment charge $0.7 million for the remaining RapidScale related long-lived assets.

Restructuring charges.

In the three months ended June 30, 2008, we relocated certain engineering activities that were being performed in our Milmont, California facility, which was under lease through June 30, 2009. We completed the relocation and returned the facility to the lessor prior to June 28, 2008. In addition, we negotiated and completed a lease termination agreement with the lessor, releasing us from any further responsibilities in exchange for a payment by us of $0.7 million.

Other income, net.

	Three months ended				Nine months ended
	September 27, 2008	September 29, 2007	Change		September 27, 2008	September 29, 2007	Change
			$	%			$	%
Other income, net:	$681	$2,362	$(1,681)	(71)%	$3,556	$6,202	$(2,646)	(43)%

Other income in the three and nine month periods ended September 27, 2008 as compared to the same periods in fiscal 2007 decreased due to a decrease in interest rates in the US markets and re-balancing of our investment portfolio to a more conservative position in response to the auction rate securities market collapse in late 2007 and early 2008.

Provision for income taxes.

	Three months ended				Nine months ended
	September 27, 2008	September 29, 2007	Change		September 27, 2008	September 29, 2007	Change
			$	%			$	%
	(in thousands, except percentages)				(in thousands, except percentages)
Tax (provision)/benefit	$419	$332	$87	26%	$1,833	$(5,197)	$7,030	(135)%

We recorded a tax benefit of $0.4 million and $1.8 million for the three and nine months ended September 27, 2008, respectively, including a $0.2 million and $2.6 million discrete foreign tax benefit associated with $0.6 million and $17.5 million of impairment charges recorded for the three and nine months ended September 27, 2008, respectively. The effective tax rate used to record the tax benefit (exclusive of the discrete foreign tax benefit) differed from the combined federal and net state statutory income tax rate for the three months and nine months ended September 27, 2008 due primarily to increases in the valuation allowance for deferred tax assets.

The income tax (benefit)/provision for the three and nine months ended September 29, 2007 was ($0.3) million and $5.2 million, respectively. The income tax provision for the three months ended September 29, 2007 included a $13.2 million charge for an increase in the valuation allowance for deferred tax assets in excess of amounts recoverable through loss carry-back. The $13.2 million discrete charge for the increase in valuation allowance was partially offset by a $0.2 million tax benefit resulting from a reversal of a liability previously recorded for an uncertain tax position and related accrued interest as a result of a tax audit settled in the three months ended September 29, 2007.

Liquidity and Capital Resources

Liquidity

Cash, cash equivalents and investments totaled $184.6 million at September 27, 2008, a decrease of $13.5 million compared to $198.1 million at December 29, 2007. We expect to finance our operations for the next twelve months primarily through cash, cash equivalents and short term investment balances and cash flow from operations. A large portion of our available cash is invested in highly liquid, short-term investment grade government and agency debt securities and commercial paper with maturities of less than three months.

The following table summarizes our statement of cash flows for the following periods (in thousands):

	Nine months ended
	September 27, 2008	September 29, 2007
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(12,316)	$28,173
Net cash provided by (used in) investing activities	135,910	(24,103)
Net cash provided by financing activities	390	3,705
Effect of exchange rate changes on cash and cash equivalents	(16)	(75)

Net increase in cash and cash equivalents	123,968	7,700
Cash and cash equivalents - beginning of period	49,897	30,446

Cash and cash equivalents - end of period	$173,865	$38,146

Operating Activities

Net cash used by operating activities for the nine months ended September 27, 2008 was $12.3 million, resulting from net loss of $34.7 million, adjusted for $31.0 million in non-cash charges and $8.6 million net change in assets and liabilities. The non-cash charges included impairment of long-lived assets, depreciation and amortization and share-based compensation offset by a deferred income tax liability. The change in assets and liabilities included an increase in inventory due to the new Ice Cube product line, and decreases in accounts payable, sales tax payable, accrued liabilities and deferred cost of sales, offset by increases in accounts receivable, prepaid assets and deferred revenue.

Even though we had a $50.6 million net loss in the nine months ended September 29, 2007, net cash provided by operating activities was $28.2 million. The net cash from operating activities resulted from the fact that the net loss for the period included significant non-cash changes related to stock-based compensation, impairment charges, write-downs of excess and obsolete inventory and depreciation and amortization; and better collections of accounts receivable.

Investing Activities

Cash provided by investing activities was $135.9 million for the nine months ended September 27, 2008. Cash provided by investing activities consisted primarily of sales and maturities of our short-term marketable securities of $163.3 million, partially offset by purchases of short-term marketable securities of $26.3 million and purchases of long-term assets of $1.1 million

During the nine months ended September 29, 2007, cash used by investing activities consisted of $4.1 million related primarily to the build-out of our new Fremont facility, $9.1 million for the acquisition of the DPE technology in April 2007, and other intangible assets and net purchases of short-term marketable securities of $10.6 million.

In general, we are not a capital intensive company. However, we do expect capital investments to increase moderately in future periods.

Financing Activities

Net cash provided from financing activities during the nine months ended September 27, 2008 was $0.4 million. The primary source of the cash provided was proceeds from the employee stock purchase plan and the exercise of employee stock options. Net cash provided from financing activities during the nine months ended September 29, 2007 was $3.7 million. The primary source of the cash provided was proceeds from the employee stock purchase plan and the exercise of employee stock options.

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

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at September 27, 2008, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$10,210	$1,976	$3,972	$3,819	$443
Purchase obligations	30,934	30,934	—	—	—

Total	$41,144	$32,910	$3,972	$3,819	$443

In connection with agreements with our suppliers, we agreed to purchase certain units of inventory through 2008. As of September 27, 2008, there was a remaining commitment of $26.8 million through the end of 2008.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates. If and when we do enter into future borrowing arrangements or borrow under a new revolving credit facility, we may seek to manage exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt, together with interest rate swaps where appropriate, to fix or lower our borrowing costs. We do not make material sales or have material purchase obligations outside of the United States denominated in foreign currencies and therefore do not generally have exposure to foreign currency exchange risks.

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of September 27, 2008, our cash equivalents consisted of money market funds in the amount of $150.0 million, and our short-term investments consisted of $2.0 million of debt securities with effective maturities of six months or less. We do not hold short-term investments for trading purposes. Our exposure to interest rate changes has not changed materially since December 29, 2007. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio at September 27, 2008. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

At December 29, 2007, we held $64.6 million of short-term investments consisting of various auction rate municipal bonds and variable rate municipal demand notes (“ARS”), compared to $8.7 million, net of unrealized loss of $0.4 million, which are classified as long-term investments as of September 27, 2008. Substantially all of these securities consisted of guaranteed student loans, insured or reinsured by the federal government.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures that are designed to ensure that the information included in reports we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is processed and reported within the appropriate time periods. As discussed in more detail below, our management, including our chief executive officer and chief financial officer, has concluded that these disclosure controls and procedures were ineffective as of September 27, 2008 due to material weaknesses that we identified in our internal control over financial reporting, specifically related to inventory valuation and accounting for income taxes. We do not expect that we will assess and conclude that either of these material weaknesses has been satisfactorily mitigated before the end of fiscal 2008.

As reported in our Annual Report on Form 10-K for our fiscal year ended December 29, 2007, our management identified two material weaknesses in internal control over financial reporting as of December 29, 2007, which continue to be material weaknesses as of September 27, 2008, as follows:

Inventory Valuation

Our management concluded that the controls over our accounting for inventory valuation did not operate effectively as of December 29, 2007 and continued to be a material weakness as of September 27, 2008. In particular, errors were detected in the inventory valuation for the annual and interim financial statements resulting from: (i) items relating to the calculation of purchase price variances and excess and obsolete inventory reserve adjustments and; (ii) reviews of inventory valuations not being performed with sufficient precision. Due to the number and magnitude of the errors identified resulting from these internal control deficiencies and the absence of mitigating controls, management concluded that these internal control deficiencies constitute a material weakness in our internal control over financial reporting because there is a reasonable possibility that a material misstatement of the annual and interim financial statements would not have been prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

We commenced a number of efforts to remediate the two material weaknesses noted above. These efforts will continue throughout 2008 and include the following:

Inventory Valuation

During the three months ended September 27, 2008, we continued the remediation process commenced during the first quarter of fiscal 2008, for the material weakness in accounting for inventory valuation, as reported in Item 9A of our Annual Report on Form 10-K filed March 13, 2008.

We will continue to make changes as necessary through automation, recruiting and enhancing the training of high quality personnel, in order to provide us with the infrastructure and processes necessary to remediate the inventory valuation material weakness, and to ensure operating effectiveness and improved internal controls over financial reporting.

Accounting for Income Taxes

During the three months ended September 27, 2008, we continued the remediation process commenced during the first quarter of fiscal 2008, for the material weakness in accounting for income taxes, as reported in Item 9A of our Annual Report on Form 10-K filed March 13, 2008. For example, during the period we recruited a senior tax manager to lead tax accounting and review.

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

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. For example, our revenues were $72.0 million for the quarter ended March 31, 2007, increased to $111.7 million for the quarter ended December 29, 2007 and decreased to $68.0 million for the quarter ended March 29, 2008 and then increased to $76.0 million for the quarter ended June 28, 2008 and then decreased to $65.3 million for the quarter ended September 27, 2008. The decrease in revenue in the third quarter of fiscal 2008 is attributed to a variety of reasons including a slowing of the global economy. Further, our gross margin decreased dramatically in the second quarter of 2008 as a result of competition for the business derived from a principal customer. We expect that our revenues, gross margin and earnings per share will fluctuate on a quarterly basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

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

•

modifications or cancelations of anticipated customer orders, which in some cases have been pre-built or for which we have already purchased component inventory which is rendered unusable by the cancellation or modification;

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

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. In 2007, our three largest customers accounted for 64% of our revenues. In the third quarter of 2008, our three historical largest customers accounted for 70% of our revenue. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected. To maintain our relationships with our largest customers, and to continue to win their business, we may from time to time sell products to them at less than optimal gross margins. For example, in the second quarter of 2008 our gross margin was negatively impacted by an order shipped in the quarter to a significant customer priced at unfavorable gross margins with the intent of preserving an existing and significant customer relationship. In addition, customer concentration may expose us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, as of September 27, 2008, 82% of our accounts receivable were owed to us from our three largest customers.

In 2007 and through the third quarter of 2008, a substantial majority of our revenues were generated from companies that compete in the Internet market. A significant part of our growth has been due to the fact that these companies are doing well and, in many cases, expanding and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenues will be adversely affected.

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

For example, in connection with our acquisition of Terrascale Technologies, Inc., we have expended a great deal of effort and resources, but have been unable to generate revenue, increase gross profit or contribute positive cash flow into our business, sufficient to realize our investment, causing us to exit this product line. This resulted in an impairment charge of $17.5 million in the nine months ended September 27, 2008.

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

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to continue to hire qualified sales personnel if we are to achieve our anticipated revenue growth. The competition for qualified sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past it has taken us up to six months to hire a qualified sales executive and it may take a newly-hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencements of the search to productivity, in excess of one year. We hired a new senior vice president of sales and he is in the process of integrating himself into our company. In addition, if we are unable to retain our existing sales personnel, or if our sales personal are ineffective, our ability to maintain or grow our current level of revenues will be adversely affected. In addition, a large percentage of our revenue is generated from a small number of customers. If we are unable to retain the sales personnel who are responsible for those customer accounts, our business could be negatively impacted.

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

Our sales cycle requires us to expend a significant amount of resources,and could have an adverse effect on the amount, timing and predictability of future revenues.

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

Sales of our compute server products accounted for 84% of our revenues during the first three quarters of fiscal 2008 and 91% of revenues in fiscal 2007. If our compute server products fail to maintain market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current server product lines, we may not grow our business and revenues as we expect. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

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

Because our customers rely on our products and services for their enterprise or mission critical applications, any failure to provide high quality products and reliable services, whether caused by our own failure or failures by our suppliers or contract manufacturers, could damage our reputation and reduce demand for our products and services. Some of our products, such as our ICE cube line, are particularly complex and carry a higher per unit price. A failure of products in our ICE cube line would therefore potentially be more costly to us, with the risk and potential cost to us increasing proportionately with the number of products we sell from this line. In addition, delays in our ability to fill product orders as a result of quality control issues, such as an increase in failure rates or the rate of product returns, may negatively impact our relationships with our customers and harm our revenues and growth.

* Uncertainty in the credit market may negatively affect the value of auction rate securities owned by us and our ability to liquidate these securities.

Our investment portfolio as of September 27, 2008, includes various auction rate securities (“ARS”) with a cost of $9.1 million. ARS are variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are held at pre-determined intervals, usually every 28 days. In the past, liquidity for ARS was provided by this auction process that allowed investors to roll over their holdings or obtain immediate liquidity by selling the ARS at market. Recent uncertainty in the credit market has negatively affected these auctions and certain of these auctions have not had sufficient bidders to allow investors to complete a sale of ARS. In February 2008, auctions related to the $9.1 million of ARS currently owned by us have failed. These are the only ARS investments in our portfolio as of September 27, 2008. Due to the uncertainty of liquidity, we have classified these investments of $8.7 million as long term and have included such investments in non current assets. We have recorded an unrealized loss of $0.4 million on such investments to other comprehensive income. In the future, failed auctions for our ARS may affect our ability to liquidate these ARS until a future auction is successful, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. In addition, failed auctions may affect the fair value of our ARS and may result in an impairment charge.

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

Dated: November 4, 2008

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