Form 10-K
period 2009-01-03
Rackable Systems, Inc.
filed 2009-03-19
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

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

As of June 27, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Select Market, was approximately $268,871,953. Excludes an aggregate of 9,762,232 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 27, 2008. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 6, 2009, there were 30,116,040 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this report.

RACKABLE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 3, 2009

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

Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, the risk factors set forth in “Item 1A—Risk Factors ,”and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and elsewhere in this Form 10-K and the risks detailed from time to time in Rackable Systems, Inc.’s future U.S. Securities and Exchange Commission reports. The information included in this Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ materially from the forward-looking statements included herein. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results except as required by law. Accordingly, we caution readers not to place undue reliance on such statements.

“Rackable Systems,” “Eco-Logical”,“MicroSlice”, “MobiRack”, “OmniStor,” “Rapidscale”, “CloudRack”, “Roamer”, “Concentro”, “ICE Cube” and the Rackable Systems logo are trademarks or registered trademarks of Rackable Systems, Inc. All other trademarks or service marks appearing in this report are trademarks or service marks of their respective owners.

PART I

Item 1. Business

Overview

We are a leading provider of servers, storage and data center solutions targeting large-scale data center deployments. Our products are designed to provide benefits in the areas of density, power efficiency, thermal management, ease of serviceability and remote management. We also offer a high degree of flexibility and control in component selection to match the specific environmental and application requirements of our customers. Our products are designed to reduce total cost of ownership through strategic sourcing of components and reduced deployment and operating expenses. We refer to these advantages as “Eco-Logical”, a term we trademarked to best describe our environmentally-friendly, efficient products “eco” that enable smart, practical solutions for our end users “logical”. We base our products on the x86 platform—which means we leverage open standard components such as processors from Advanced Micro Devices “AMD” and Intel Corporation “Intel” and operating systems such as Linux and Windows in order to leverage the continuing price-performance improvements associated with high-volume computer components.

Our flagship half-depth servers are high-density, rack-mounted systems designed specifically for large-scale data center environments. This line of servers utilizes our patented half-depth, back-to-back chassis design to increase physical server density, reducing floor space requirements. When deployed in our cabinets, we are generally able to offer approximately twice the server or processor density of traditional rack-mount solutions. We provide a range of power and heat management techniques that enable our servers to operate effectively at these density levels. These servers also provide configurable components, front-facing cable connections for enhanced serviceability, and our proprietary Roamer remote management solution. We also offer a line of blade-like rack-mount servers, which can offer even higher density levels for various configurations as well as improve thermal and cable management. In addition, we selectively use reseller and original equipment manufacturer “OEM” relationships to provide additional server offerings that our customers may request from time to time.

We sell low-cost, high-capacity storage servers, which leverage many of our core server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. If requested by our customers, we also provide storage products that combine our hardware with software layers provided by third parties under OEM software license arrangements.

In March of 2007, we launched and sold our first modular data center, a self-contained, portable data center featuring extreme server and storage density with highly efficient cooling and easy serviceability. Later that year, we released the newest generation of the product, known as “ICE Cube”. Designed to augment or replace traditional brick-and-mortar data centers of any size and ideal for data centers facing power and space limitations, ICE Cube features system density levels of up to 2,800 of our half-depth, rack-mount servers in a 40’x8’ container, or up to 7.1 Petabytes or one million gigabytes of storage. Leveraging quad-core processors, a 2,800 server density enables up to 22,400 processing cores in this self-contained data center environment. Our introduction marked the first-ever known deployment of a modular data center, and we are seeing strong interest in this model given the growing challenges many large-scale data centers face today around power, cooling and space.

We market our systems primarily through our direct sales force predominantly to companies within the United States. We continue to pursue the creation of an international sales and operational presence, focusing initially on Europe and Japan. We focus our sales and marketing activities on companies that typically purchase hundreds of servers and tens to thousands of terabytes of storage per year. To date, we have sold our products to over 600 customers. We have concentrated our marketing efforts on Internet companies, as well as customers with high-performance computing requirements in vertical markets such as financial services, enterprise software, federal government, oil and gas exploration, biotechnology and pharmaceuticals.

Corporate Information

Rackable Systems, Inc. was incorporated in the state of Delaware in December 2002 in connection with the acquisition of substantially all the assets and liabilities of Rackable Systems’ predecessor company referred to herein as Old Rackable. We have subsidiaries in Canada, Hong Kong, Ireland and the People’s Republic of China (“PRC”). Our principal executive offices are located at 46600 Landing Parkway, Fremont, California and our telephone number is (510) 933-8300.

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

Key benefits of our systems include:

Higher density levels. Our systems are designed to alleviate inefficient use of floor and rack space and thermal management issues, problems that are found in major data center installations today. Our primary line of rack-mount servers are approximately half as deep as traditional rack-mount systems, known as our “half-depth” servers and storage systems. By deploying these half-depth servers in our cabinets with our patented “back-to-back” mounting technology, we are able to offer twice the density of traditional rack-mount solutions. Our portable ICE Cube modular data center leverages our half-depth servers and storage to achieve unprecedented density levels of up to 2,800 systems in a 40’x8’ footprint, enabling data centers to save valuable floor space and reduce real estate costs. Our Scale Out Series also offers high density levels by making use of both “back-to-back” and “side-to-side” mounting technologies. Our CloudRack solution increases both CPU and local storage density with up to 44 trays containing two dual socket servers with four 3.5” drives each or MicroSlice configurations with as many as six single socket servers with one 2.5” drive each.

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

Improved power management. Our server and storage lines include a range of design innovations to reduce power consumption and enable flexible power management schemes. Because we build servers to order, we are sometimes able to eliminate components that draw power but may not be needed by the customer and to match the selection of a particular power supply to the load drawn by the system, which can improve power conversion efficiency. Our Roamer™ remote management technology offers the ability to stagger the start-up of systems, which reduces the aggregate power draw at system boot time and allows the customer to increase the number of systems attached to a power circuit without overloading the circuit . All server components use DC power, and our DC power options allow cabinet- and data center-level bulk power conversion to enable higher overall power efficiency, as well as improved redundancy schemes, such as the ability to withstand complete loss of an AC circuit. Our DC power solutions are designed to be compatible with data centers that have either AC- or DC-based power distribution infrastructure. We also provide high efficiency AC power supply options to provide the flexibility that customers demand.

Remote monitoring and improved serviceability. Our Roamer lights-out remote management solution or equivalent on-board solutions enable the administration of large-scale server farms from any network-connected off-site location. Roamer enables rapid identification and location of failed servers and is designed to significantly reduce in the need for onsite maintenance technicians. In addition, our products are designed for improved serviceability through a variety of means including front facing input-output (“I/O”) ports on our systems and integrated cable troughs in our racks. The CloudRack solution includes additional benefits such as its coverless tray-based, “toolless” design which dramatically improves serviceability. These design innovations allow us to significantly reduce installation and maintenance time and to decrease the need for multiple technicians to service our systems.

Flexible platforms that address customer-specific requirements. Our servers and storage systems are based on highly flexible platforms that enable our customers to select the configuration, operating system, processor and other key components based on their requirements. Because our solutions are build-to-order at the component level, they are designed to meet our customers’ performance requirements without bundling unnecessary features or components that increase cost. Our systems utilize industry-standard components wherever possible and are compatible with popular operating systems such as Linux and Windows, enabling our customers to achieve optimal performance in a cost-effective manner while minimizing vendor dependence associated with proprietary systems. Our ICE Cube modular data center can be deployed with any combination of Rackable Systems servers and storage, enabling flexibility and customization for the end user.

High capacity, cost-effective storage systems. Our storage servers utilize industry-standard components and lower-cost operating systems. We offer storage servers that allow our customers to run their own storage software or storage management applications. If requested by our customers we also offer storage servers that include pre-installed storage software appliances that we source from third parties. Our storage platforms leverage many of the same design principles and component technologies as our compute server platforms. We also source storage hardware technologies from third parties under both OEM and resale arrangements including the full line of Network Appliance (“Net App”), storage appliances and software.

Customers

We have sold our products to more than 600 customers, primarily to large Internet businesses, and companies in vertical markets such as financial services, enterprise software, federal government, oil and gas exploration and biotechnology. Because we generally sell to customers with large-scale data center deployments that may procure hundreds or thousands of systems at a time, a single customer in any given quarter can account for a large portion of our sales. However, because our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms, their capacity requirements can become fulfilled, whether temporarily or otherwise, and as a result they could purchase significantly fewer or no products from us in subsequent periods. For fiscal year ended January 3, 2009, Microsoft and Amazon accounted for approximately 14% and 35% of revenues, respectively. For the fiscal year ended December 29, 2007, Microsoft, Amazon and Yahoo! accounted for approximately 36%, 16% and 12% of our revenues, respectively. For the fiscal year ended December 30, 2006, Microsoft and Yahoo! accounted for approximately 34% and 26% of our revenues, respectively. No other customers accounted for more than 10% of our revenues in 2008, 2007 and 2006.

Products

We focus on three key product families: (1) servers, (2) storage and (3) technology solutions that include modular data center infrastructure solutions. In 2008, we continued to make key advancements in our server designs, including the introduction of new Eco-Logical chassis form factors and configuration updates in conjunction with new technology launches from our partners and suppliers. We saw continued traction in our storage server sales and signed a partnership agreement with NetApp expanding our Enterprise storage capabilities. We expanded our data center infrastructure solutions with the introduction of the new tray-based CloudRack solution and MobiRack mobile data center enclosures. We also continued to refine our back-to-back racks DC power distribution techniques and ICE Cube modular data center technology.

Servers

Our high-density rack-mount servers offer a range of component choices and are typically built-to-order, providing a high degree of flexibility to our customers. We believe we offer a broader range of product configurations than larger global x86 server market competitors. We continually qualify new configurations as new motherboard, processor, dynamic random access memory, (“DRAM”), disk drive and other component technologies become available. Our servers are categorized into five main lines: half-depth rack-mount, standard-depth rack-mount, ICE Cube-optimized rack-mount, Scale Out blade and CloudRack systems.

Half-Depth Rack-Mount Servers. We introduced our half-depth server line in early 2000. This product line adheres to rack-mount standards but increases density levels and improves serviceability when deployed back-to-back in our proprietary, purpose-built cabinet. These 1U, 2U, 3U and 4U chassis designs are approximately half the depth of traditional rack-mount servers. A “U” is an industry unit of measure equal to approximately 1.75 inches and is used to measure the height of the server chassis. Our half-depth server line is comprised of the base chassis models C1001, C1002 (new in 2008), C2000, C2002, C2004, C2005 (new in 2008), C3001, H2002 and H4002.

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

We currently offer our half-depth servers with single or dual processor motherboards supporting AMD and Intel 64-bit processors, such as the AMD Opteron and Intel Xeon. We also offer configurations featuring four processor motherboards supporting the 32/64-bit AMD Opteron 8000 Series processors. We make server configurations also available with dual-core and quad-core processors from both AMD and Intel, enabling even higher density and processing cores per system. We offer single processor, MicroSlice configurations optimized for their cost effectiveness. We also customize our systems to meet customer-specific requirements.

Standard-Depth Rack-Mount Servers. We currently offer two compute-specific, standard-depth servers of our own design, specifically our C1104 and C2104. We also selectively leverage reseller and OEM relationships to provide additional standard-depth chassis offerings, including our H2104 (new in 2008) and H4108. Standard-depth servers are generally deployed in situations requiring redundant power supplies, installed into existing third-party racks with front-to-back cooling (also known as “hot aisle/cold aisle” deployments), and/or offer a broader range of add-in card or disk drive expansion options than what can be accommodated in our half-depth offerings. We can use both half-depth and standard-depth servers in a single cabinet by modifying our cabinet’s brackets and placing the standard-depth equipment at the bottom of the rack to avoid obstructing the air plenum created by the half-depth equipment.

ICE Cube Optimized Rack-Mount Servers. In June, 2008, we introduced the XE2208 server, our first model specifically designed for the ICE Cube modular data center. While our full half-depth server and storage lines are compatible, every XE2208 contains four independent servers, each with two 3.5” hard drives. This allowed us to double the density level attainable in the ICE Cube from 11,200 to its current 22,400 core limit.

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

CloudRack. We introduced the CloudRack solution in December 2008. Sold as a rack-level solution, CloudRack cabinets support up to 44 trays—a proprietary, coverless form factor that yields a high degree of flexibility and server density while conforming to industry-standard hot-aisle, cold-aisle data center environments. In addition to improved serviceability due to easy access to server components, the tray form factor enables CloudRack to optimize for use of open-standard components at the motherboard, processor, DRAM and disk drive level. CloudRack’s advanced thermal design eliminates all cooling fans at the server level, instead relying on larger, cabinet-level cooling technology. This increases reliability while reducing power consumption. We have applied for patent protection for a number of innovations introduced by the CloudRack solution. This design offers advantages for many data center environments, especially those focused on cloud computing.

CloudRack trays are available in a variety of single and dual processor configurations utilizing AMD and Intel processors. Our CloudRack solution increases both CPU and local storage density with up to 44 trays containing two dual socket servers with four 3.5” drives each. Trays implementing the MicroSlice architecture are available with up to six single socket servers with one 2.5” drive each and AMD Athlon X2, Phenom X3 or Phenom X4 processors. The MicroSlice architecture combines desktop-class components with server-class featuresets in a unique approach that yields superior price/performance for many cloud computing applications including web serving. Sales of our compute servers accounted for 85%, 92% and 91% of our revenues in fiscal years ending on January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Storage

Our storage servers leverage the key design advantages of our servers, including back-to-back mounting for higher density, improved thermal efficiency and flexible DC and AC power options. Our storage servers are available in a variety of 3U half-depth and standard-depth configurations, supporting from six to eighteen disk drives. Our OmniStor line of storage arrays includes the SE3016 which makes it easy to add high-density storage expansion to our half-depth server products. Through our partnership with NetApp we also offer their entire line of storage products integrated with our server solutions.

Half-Depth and Standard-Depth Storage Servers. Our half-depth storage servers include the S3006, S3009 and S3012. Standard-depth configurations include the S2108 and S3118. All our storage servers are largely based on Serial Attached SCSI (SAS) infrastructure, compatible with both SAS and Serial ATA II (SATA-11) drive technology. Many of our customers run their own software applications on our storage servers, but we may also qualify specific third-party software applications that we pre-install on our hardware.

OmniStor Storage Arrays. Our OmniStor SE3016 provides a high-density SAS-attached external expansion solution in a 3U half-depth rack-mount chassis with 16 SAS or SATA-II hot swap disk drives. Host servers may daisy chain up to eight SE3016 systems per server controller card, which provides a rack-density up to 432TB. In 2008 we enhanced the solution, adding Roamer remote management capability to the system.

NetApp storage appliances and software. We announced a partnership with NetApp in September 2008 enhancing our storage portfolio with the full NetApp product line. The combination of Rackable Systems servers and NetApp storage enables us to offer integrated solutions of servers and storage, including in ICE Cube modular data centers.

Sales of our storage servers accounted for 15%, 8% and 9% of our revenues in fiscal years ending on January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

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

We provide application programming interfaces to our remote management solution and offer a “shell mode” that enables our customers to create software scripts and integrate our remote management with their data center automation software platforms. For example, many of our customers utilize readily-available third-party software, such as grid, cluster and utility computing applications, in conjunction with our compute servers. Our remote management solution is based on serial or Ethernet access techniques and is compatible with any industry standard motherboard that supports a serial header and serial BIOS redirection. We are able to support serial console operating system access for Linux, Solaris, FreeBSD and current versions of Windows including Windows Server 2008.

Server Virtualization. We offer a line of fully certified, high performance rack-mount servers based on VMware’s full suite of server virtualization capabilities. First released in 2007, the V Series line leverages our build-to-order half-depth and standard-depth rack-mount servers with the full virtualization capabilities of VMware ESX. Virtualized systems can enable data centers to achieve higher server utilization and improved efficiency rates while managing systems more effectively in mission-critical environments. Our line of virtualized servers is comprised of four configurations from our Workgroup Edition and two configurations specific to our higher capacity Enterprise Edition. The Enterprise Edition features greater memory and storage capacity. All V Series systems have the same key benefits around density, thermal management, power efficiency and serviceability of our half-depth and standard-depth rack-mount servers.

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

Designed to augment or replace traditional brick-and-mortar data centers of any size and ideal for data centers facing power and space limitations, ICE Cube features system density levels of up to 2,800 servers in a 40’x8’ container, or up to 7.1 Petabytes of storage. In addition to our full line of half-depth server solutions, compatible products include our XE series (“Extreme Efficiency”) servers, V series virtualized servers, storage servers and OmniStor products. Leveraging quad-core processors, a container deployed with 2,800 of our 1U half-depth servers features 22,400 processing cores in this self-contained data center environment. ICE Cube features a closed-loop liquid cooling design, which can enable up to 80% reduction in cooling costs compared with a traditional brick-and-mortar data center environment. A wide central aisle enables ample room to service and access our half-depth servers and storage systems. Self-contained UPS technology and the use of DC Power improve power efficiency, which can enable further cost savings for the end user.

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

Service and Support

We offer a range of service and support packages, primarily associated with installation and deployment, hardware break-fix support and onsite hardware service. We offer several standard levels of support that vary depending on specific services, response times, coverage hours and duration. In addition to our standard offerings, we also customize our warranty and support agreements to meet the specific needs of customers. In addition, we often contract with third parties to provide support services to our customers, particularly in regions where we have limited customer concentrations and it is more cost-effective for us to do so.

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

Sales and Marketing

We focus our sales and marketing activity on large companies that need to purchase hundreds or thousands of servers per year. We have historically targeted accounts primarily within the United States, and we continue to expand our sales and operations model internationally, with a focus on building a broader sales base in Europe and Japan.

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

In addition to our current sales team, our long-term plan for growing sales includes expanding distribution channels, such as value added resellers, systems integrators and independent software vendors. We plan to focus our sales efforts in Europe and Japan primarily through the value added reseller community. We are also exploring the potential of working with large scale OEMs both domestically and internationally.

See Note 10 of our “Notes to Consolidated Financial Statements” included under Part II, Item 8. “Financial Statements and Supplementary Data” for additional geographic and segment information, which is incorporated herein by reference, including long-lived assets by geographic area as well as revenue from external customers attributable to segments and geographic areas during the last three years.

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

Our total research and development expense was $14.9 million, $13.8 million and $11.9 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

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

As part of our hybrid manufacturing model, we maintain in-house capabilities that we typically use to build prototypes and first articles of new products and evaluation units for customers. In order to reduce our reliance on a single vendor, we established relationships with three contract manufacturers, E-Cycle, Synnex and Realtime Technologies. During 2008, 2007 and 2006, Synnex and E-Cycle manufactured and assembled the majority of our products. Toward the end of 2008, E-Cycle ceased operations and those manufacturing activities were moved to Synnex. We continue to evaluate additional contract manufacturers in order to expand capacity, address new geographic markets and to better serve our existing customers. None of our contract manufacturers are the sole manufacturer of our products. We maintain staff at each of the manufacturing facilities to assist in maintaining adequate control over the manufacturing process and quality control.

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

Competition

The market for our products is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. In the server market, we compete primarily with large and built-to-order vendors of x86 servers based in the United States, such as Dell Inc. (“Dell”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Sun Microsystems, Inc (“Sun”) and

Super Micro Computer, Inc (“Super Micro”). In the storage market, we compete primarily with EMC Corporation (“EMC”) and Hitachi Data Systems, Inc. (“HDS”). In all of our markets we compete principally on the basis of product features and performance, built-to-order capabilities, total cost of ownership, customer service, configurability and manageability and the ability to deliver “Eco-Logical” solutions. The ability of competitors to leverage multiple business lines, which we do not offer, allows them to target customers with benefits and deeper discounted pricing. Also, as we enter international markets, we anticipate facing additional competition from foreign vendors.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to our proprietary information. As of March 18, 2009, we have sixteen issued patents and a number of patent applications pending in the United States and internationally. Our most important patent relates to back-to-back positioning, front facing I/O and multi-directional air flow cooling, which expires in January 2020. If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology, if available, pay damages and/or redesign our products. In addition, we have a number of non-exclusive licenses from third party hardware and software vendors that allow us to resell certain hardware products and incorporate their computer software products in our product offerings.

Employees

As of January 3, 2009, we had 318 full-time employees, consisting of 77 in manufacturing, 60 in research and development, 51 in service and support, 70 in sales and marketing and 60 in general and administrative functions within the organization. These totals include 12 temporary or contract employees. We consider our relationships with our employees to be good.

Executive Officers of the Registrant

Our executive officers, their ages and positions as of March 6, 2009, are as follows:

Name	Age	Position
Mark J. Barrenechea	44	Chief Executive Officer, President and Director
Anthony Carrozza	54	Senior Vice President of Worldwide Sales and Marketing
Giovanni Coglitore	41	Co-founder, SVP of Engineering and Chief Technology Officer
Maurice Leibenstern	48	General Counsel, SVP and Corporate Secretary
James Wheat	51	Senior Vice President and Chief Financial Officer
Jonathan J. Skoglund	39	Vice President, Corporate Controller and Principal Accounting Officer
David M. Yoffie	49	Senior Vice President of Manufacturing Operations and Service

Mark Barrenechea joined Rackable Systems in November 2006 as a member of our board of directors, and in April 2007 became our President and Chief Executive Officer. Previously, Mr. Barrenechea served as Executive Vice President and CTO for CA, Inc. (“CA”), (formerly Computer Associates International, Inc.), a software company, from 2003 to 2006 and was a member of the executive management team. Prior to CA, Mr. Barrenechea served as Senior Vice President of Applications Development at Oracle Corporation, an enterprise software company, from 1997 to 2003, managing a multi-thousand person global team while serving as a member of the executive management team. From 1994 to 1997, Mr. Barrenechea served as Vice President of Development at Scopus, an applications company. Prior to Scopus, Mr. Barrenechea was with Tesseract, an applications company, where he was responsible for reshaping the company’s line of human capital management software as Vice President of Development. Mr. Barrenechea holds a Bachelor of Science degree in computer science from Saint Michael’s College.

Anthony Carrozza joined Rackable in March 2008. In his role as Senior Vice President of Sales and Marketing, Mr. Carrozza is responsible for Rackable Systems’ product sales for both direct and in-direct customers on a worldwide basis. Mr. Carrozza brings more than twenty five years of worldwide sales experience in the technology sector. Prior to joining Rackable, Mr. Carrozza was with Neterion, Inc., a company that designed and manufactured 10GB Ethernet ASIC’s from 2006 to 2008, where he was vice president, sales. Mr. Carrozza formerly served with Quantum Corporation, a manufacturer of storage systems, from 1987 to 2006. When Mr. Carrozza left Quantum, he held the title of senior vice president, worldwide sales and was a member of the executive management team. Mr. Carrozza holds a Bachelor of Arts degree in political science from Iona College.

Giovanni Coglitore co-founded Rackable Systems in 1999 and has held the position of Senior Vice President of Engineering since August 2008 in addition to serving as our Chief Technology Officer since December 2002. Mr. Coglitore was a member of our board of directors from our formation until January 2006. From September 1999 to December 2002, Mr. Coglitore served as Chief Executive Officer. From April 1992 to September 1999, Mr. Coglitore served as co-founder and General Partner of International Computer Systems, a server and storage company. Mr. Coglitore holds a Bachelor of Arts in History from the University of California at Los Angeles.

Maurice Leibenstern joined Rackable Systems in September 2007 as General Counsel and Senior Vice President and Corporate Secretary. Mr. Leibenstern brings more than 20 years of high tech legal experience to Rackable Systems. Most recently, he was at CA, Inc. from 1998 to 2007, as the Chief Legal Counsel for Worldwide Sales, while serving as a Senior Vice President and member of the company’s Senior Leadership Team. Prior to CA, Mr. Leibenstern worked at IBM, a computer hardware and software company, from 1992 to 1997. He holds a Bachelor of Arts in History from Brooklyn College of the City University of New York and a J.D. from New York University School of Law.

James Wheat joined Rackable Systems in April 2008 and in May was named as our Senior Vice President and Chief Financial Officer. From 2006 to 2008, Mr. Wheat served as the Vice President and Corporate Controller at Lam Research, a publicly traded company engaged in designing, manufacturing, marketing and servicing semiconductor processing equipment. Mr. Wheat served as Corporate Controller at Asyst Technologies, Inc. from 2004 to 2006, a publicly traded company that develops, manufactures, sells and supports integrated hardware and software automation systems and he also served as acting principal financial officer in 2006. From 2003 to 2004, Mr. Wheat served as Senior Director of Finance for Sybase, Inc., an enterprise software company. Prior to 2003, Mr. Wheat held senior financial management positions at various public and private companies including Tele-Video, Sunterra Corporation, Raychem, Core-Mark International, Spectra Physics and Honeywell. Mr. Wheat holds a B.B.A. in Accounting and Business from the University of Michigan and a Masters of Business Administration from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant in California.

Jonathan J. Skoglund joined Rackable Systems in November 2008 as our Vice President, Corporate Controller and Principal Accounting Officer. Mr. Skoglund brings more than 15 years of high-growth public company experience to Rackable Systems. From 2003 to 2008 Mr. Skoglund served as the Corporate Controller at Intuitive Surgical, a publicly traded company engaged in the design, manufacture and marketing of robotic surgical systems. Mr. Skoglund held the Corporate Controller position with Sipex Corporation a semiconductor company in 2003 and various senior finance positions with Cable and Wireless (formerly Exodus Communications, Inc.) from 1999 to 2003. He holds a Bachelor of Arts degree in Business and Economics from the University of California, Santa Barbara and a Masters of Business Administration from Santa Clara University. Mr. Skoglund is a Certified Public Accountant in California.

David Yoffie joined Rackable in August 2007 as our Senior Vice President of Manufacturing Operations and Service. Mr. Yoffie brings extensive experience in manufacturing, customer service and operations to the Rackable Systems team. Prior to joining Rackable, between 2005 and 2007, Mr. Yoffie was vice president of customer operations at SS8 Networks, a telecommunications and law enforcement software and equipment company. From 2002 to 2005 Mr. Yoffie was a principal in Yoffie Advisory Services, a consulting company to the telecommunications industry. Mr. Yoffie was senior vice president of manufacturing at Kestrel Solutions, a fiber telecommunications equipment company, from 2000 to 2002. Mr. Yoffie was vice president of operations at GoDigital Networks, a telecommunications equipment company, from 1999 to 2000. He has held key management roles at a variety of rapid-growth organizations, including Aspect Communications, a customer contact center equipment and software company, and Pittiglio, Rabin, Todd and McGrath, a leading operational strategy, manufacturing and customer experience provider. Mr. Yoffie holds Masters of Science and Bachelors of Science degrees from Stanford University.

Item 1A. Risk Factors

Risks Related To Our Business and Industry

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. For example, our revenues were $71.4 million for the quarter ended March 31, 2007, increased to $111.3 million for the quarter ended December 29, 2007 and decreased to $67.8 million for the quarter ended March 29, 2008 and then increased to $75.8 million for the quarter ended June 28, 2008 and then decreased to $65.1 million for the quarter ended September 27, 2008 and then decreased further to $38.8 million for the quarter ended January 3, 2009. The decrease in revenue in the fourth quarter of fiscal 2008 is attributed to a variety of reasons including a slowing of the global economy. Further, our gross margin decreased dramatically in the second quarter of 2008 as a result of competition for the business of a principal customer. We expect that our revenues, gross margin and earnings per share will fluctuate on a quarterly basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	increased competition causing us to sell our products or services at decreasing margins;

•	location and timing requirements for the delivery of our products and services;

•	addition of new customers or loss of existing customers, especially involving our largest customers;

•	gross margin obtained on the sales of products and services, especially to our largest customers;

•	write-off of excess and obsolete inventory;

•	impairment and shortening of the useful life of components from our suppliers;

•	unexpected changes in the price for, and the availability of, components from our suppliers;

•	our ability to enhance our products with new and better designs and functionality;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	actions taken by our competitors, such as new product announcements or introductions or changes in pricing;

•	revenues and gross margin disparity among our lines of server product and storage product lines;

•	market acceptance of our newer products, such as ICE Cube and CloudRack

•	technology regulatory compliance, certification and intellectual property issues associated with our products;

•	the payment of unexpected legal fees and potential damages or settlements resulting from protecting or defending our intellectual property or other matters;

•	the payment of significant damages or settlements resulting from faulty or malfunctioning products or the provision of services unsatisfactory to our customers;

•	the departure and acquisition of key management and other personnel; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

We are substantially dependent on a concentrated number of customers, specifically Internet companies that purchase in large quantities. If we are unable to maintain or replace our relationships with these customers and/or diversify our customer base, our revenues may fluctuate and our growth may be limited.

Historically, a significant portion of our revenues has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenues have largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. In 2007, our three largest customers accounted for 64% of our revenues. In 2008, our three largest customers accounted for 56% of our revenue. Moreover, the proportion of our revenues derived from a limited number of customers may be even higher in any future quarter. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenues will be adversely affected. To maintain our relationships with our largest customers, and to continue to win their business, we may from time to time sell products to them at less than optimal gross margins. For example, in the second quarter of 2008 our gross margin was negatively impacted by an order shipped in the quarter to a significant customer priced at unfavorable gross margins with the intent of preserving an existing and significant customer relationship. In addition, customer concentration may expose us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, as of January 3, 2009, 77% of our accounts receivable were owed to us from our three largest customers.

In 2007 and 2008, a substantial majority of our revenues were generated from companies that compete in the Internet market. A significant part of our growth has been due to the fact that these companies are doing well and, in many cases, expanding and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenues will be adversely affected. The recent economic downturn, volatile business environment and continued unpredictable and unstable market conditions adversely impact the internet sector and our key customers, negatively affecting our business and outlook.

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

A significant portion of our cost of goods sold is directly related to the pricing of commoditized materials and components utilized in the manufacture of our products, such as memory, hard drives, central processing units (“CPUs”), or power supplies. As part of our procurement model, we generally do not enter into long-term supply contracts for these materials and components, but instead, purchase these materials and components in a competitive bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by the availability and price volatility in the marketplace for these components and materials, especially for Dynamic Random Access Memory (“DRAM”), and new versions of hard drives and CPUs that are introduced by our suppliers. In the fourth quarter of 2006, we experienced volatility in DRAM prices that caused us to procure DRAM at prices higher than anticipated, which negatively impacted our overall gross margin for the quarter. In 2007 and 2008, prices of DRAM decreased. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. In addition, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margins. Also, if we try to take advantage of favorable pricing of a particular component by purchasing a large quantity, there is the risk that a shift in our customers’ preferred components may render any stockpiled components of little value to us. For example, we recorded a

$16.6 million expense related to the write down for excess and obsolete inventory during fiscal year 2007, contributed in part by customer driven technology platform shift from AMD to Intel, affecting demand for memory, motherboards, CPUs and chassis that we had previously purchased.

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

We intend to continue to grow our business by entering new markets, acquisitions, developing new product and service offerings and pursuing new customers. In connection with this growth, we expect that our annual operating expenses may increase over the next several years to the extent we expand our sales and marketing, research and development, manufacturing and production infrastructure, and our customer service and support efforts. Our failure to timely or efficiently expand operational and financial systems and to implement or maintain effective internal controls and procedures could result in additional operating inefficiencies that could increase our costs and expenses more than we had planned and might cause us to lose the ability to take advantage of market opportunities, enhance existing products, develop new products, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. Additionally, if we do increase our operating expenses in anticipation of the growth of our business and this growth does not meet our expectations, our financial results could be negatively impacted.

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

For example, in connection with our acquisition of Terrascale Technologies, Inc., we expended a great deal of effort and resources, but have been unable to generate revenue, increase gross profit or contribute positive cash flow into our business, sufficient to realize our investment, causing us to exit this product line. This resulted in an impairment charge of $17.5 million for the year ended January 3, 2009. We have shown the results of this product line as a discontinued operation in our consolidated financial statements.

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

Our business depends on companies moving away from large proprietary RISC/UNIX servers to standardized servers that utilize commercially available x86 processor architectures and can deploy a variety of operating systems, including Linux and Microsoft Windows. Excluding sales to Microsoft Corporation, we believe that a majority of the server systems that we sold in 2008, 2007 and 2006 ran on the Linux operating system and are subject to the GNU General Public License. While litigation involving the SCO Group’s claim against IBM that Linux is an unauthorized derivative work of the UNIX® operating system has been stayed due to SCO’s bankruptcy filing, if it ultimately results in a ruling that users of Linux must pay royalties to SCO or others, that could impede broader Linux adoption and could materially harm our ability to sell our products based on the Linux operating system. In addition, Microsoft has publicly claimed that Linux infringes 235 or more of Microsoft’s patents and has entered into transactions with Novell inc. and other Linux distributors under which the parties reportedly agree, among other things, not to sue each other’s customers for potential patent infringements related to Linux. It is possible that a party (including Microsoft) could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under the GNU General Public License. In addition, the GNU General Public License is a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation. Any ruling by a court that the Linux operating system or significant portions of it may not be copied, modified or distributed subject only to the minimal restrictions contained in these licenses, that users or distributors of Linux must pay royalties to Microsoft or others or that these licenses are not enforceable could also impede broader Linux adoption and materially harm our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their datacenter systems. The failure of our customers and potential customers to replace their legacy server systems and adopt open standard-based modular technologies could have a material adverse impact on our ability to maintain or generate additional revenues.

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

Our future success depends in large part upon the continued service and enhancement of our executive management team and other key employees, including, for example, Mark Barrenechea, who joined our company as our chief executive officer, at the end of April 2007. Changes in management can be disruptive within a company, which could negatively affect our operations, our culture and our strategic direction. All of our employees are “at will” and their employment can be terminated by us or them at any time. The failure of our management team to seamlessly manage employee transitions, or the loss of services of any of these executives or of one or more other members of our executive management or sales team or other key employees could seriously harm our business. Competition for qualified executives is intense, particularly in Silicon Valley, and if we are unable to continue expanding our management team, or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited or negatively impacted. In addition, in January 2009 we reduced our workforce by approximately 15% as part of our efforts to reduce costs and improve the efficiency and profitability of our business. This reductions in our workforce may impair our ability to recruit and retain qualified employees. If we need to rehire terminated individuals or hire individuals with similar skills, we may be unable to do so.

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

We depend on our compute server products for the majority of our revenues. If market acceptance of our compute server products does not continue, we may not be able to achieve growth.

Sales of our compute server products accounted for 85% of our revenues during fiscal 2008, 92% of revenues in fiscal 2007 and 91% in fiscal 2006. If our compute server products fail to maintain market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current server product lines, we may not be able to achieve expected financial results. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenues in accordance with forecasted levels.

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

Unstable market and economic conditions may have serious adverse consequences on our business.

Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We believe we are well positioned with significant capital resources to meet our current working capital and capital expenditure requirements. However, a prolonged or profound economic downturn may result in adverse changes to demand for our products, or our customers’ ability to pay for our products, which would harm our operating results. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and could require us to change our business plans.

Uncertainty in the credit market may negatively affect the value of auction rate securities owned by us and our ability to liquidate these securities.

Our investment portfolio as of January 3, 2009 includes various auction rate securities (“ARS”). ARS are variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are held at pre-determined intervals, usually every 28 days. In the past, liquidity for ARS was provided by this auction process that allowed investors to roll over their holdings or obtain immediate liquidity by selling the ARS at market. Recent uncertainty in the credit market has negatively affected these auctions and these auctions have not had sufficient bidders to allow investors to complete a sale of ARS. In February 2008, auctions related to the $9.1 million of ARS currently owned by us failed. These are the only ARS investments in our portfolio as of January 3, 2009. Due to the uncertainty of liquidity, we have classified these investments of $8.7 million as long term and have included such investments in long term investments. We have recorded an unrealized loss of $0.4 million on such investments to other comprehensive income. In the future, failed auctions for our ARS may affect our ability to liquidate these ARS until a future auction is successful, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. In addition, failed auctions may affect the fair value of our ARS and may result in an impairment charge.

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

We have a material weakness in our internal control over financial reporting, and this material weakness creates a reasonable possibility of material misstatements in our financial statements.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud. As a publicly traded company we must maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for the year ended January 3, 2009, we determined that we had a material weakness, and therefore determined that our internal control over financial reporting was not effective, and therefore created a reasonable possibility of material misstatements in our financial statements. This material weakness related to our accounting for inventory valuation as more fully explained in Part II “Item 9A. Controls and Procedures” in this Annual Report on Form 10-K and has not yet been remediated.

In order to improve and to maintain the effectiveness of our internal control over financial reporting and disclosure controls and procedures, significant resources and management oversight will be required. We began the process of remediating this material weakness when first identified in connection with the preparation of our financial statements for the fiscal year ended December 29, 2007, but this process takes time, and we will not be able to assert that we have remediated this material weakness until the procedures that we put in place have been working for a sufficient period of time for us to determine that they are effective. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. If we are unable to remediate this material weakness, or in a future report one or more additional material weaknesses, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Even after corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	collusion of two or more people;

•	inappropriate management override of procedures; and

•	the risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information

A failure to have effective internal controls and procedures for financial reporting in place could result in a restatement of our financial statements, as it did in our Form 10-Q for the quarterly period ended March 29, 2008, or impact our ability to accurately report financial information on a timely basis, which could adversely affect our stock price.

Risk Related to Owning Our Stock

Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.

Our stock has been publicly traded for a relatively short period of time, having first begun trading in June 2005. During that time our stock price has fluctuated significantly, from a low of approximately $3.61 per share to a high of approximately $56 per share. At times the stock price has changed very quickly. For example, most recently, our stock has dropped from a high of more than $10 per share at the end of September 2008 to a low of less than $4 per share towards the end of December 2008. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control including:

•	price and volume fluctuations in the overall stock market;

•	purchases of shares of our common stock pursuant to our share repurchase program;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	actual or anticipated fluctuations in our operating results;

•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell enterprise computing products in particular;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, customer wins or losses, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of one or more key customers;

•	the loss of key personnel;

•	the development and sustainability of an active trading market for our common stock;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

In February 2009, we announced that our board of directors had authorized a stock repurchase program providing for the repurchase of up to $40 million of our common stock. The duration of the repurchase program is open ended. Under the program, we are able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, alternative investment opportunities, and other relevant considerations. The program may be discontinued at any time by our board of directors. There can be no assurance that we will continue to buy any of our common stock under our share repurchase program or that any future repurchases will have a positive impact on our stock price. Important factors that could cause us to discontinue our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment opportunities presented to us from time to time, and the availability of funds necessary to continue purchasing common stock.

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

Location	Size (sq. ft.)	Function	Lease expires
Fremont, CA	157,820	Corporate Headquarters, manufacturing	December, 2013
Shanghai, China	12,830	Engineering Office	January, 2011
New York City, NY	3,694	Sales and Service Office	September, 2013
Redmond, WA	2,950	Software and Engineering Office	August, 2009

We believe that our facilities will be adequate for our needs for at least the next twelve months, and we expect that additional facilities will be available on reasonable terms in other jurisdictions to the extent we determine to add new offices.

Item 3. Legal Proceedings

We are involved in various legal proceedings and disputes that arise in the normal course of business. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

On October 28, 2008, Acceleron, LLC brought an action against us in the United States District Court, Eastern District of Texas, seeking monetary and injunctive relief for the Company’s alleged infringement of U.S. Patent No. 6,948,021. Rackable answered the Complaint on January 23, 2009, asserting that the ‘021 Patent was not infringed and invalid. A claim construction hearing has been scheduled for March 11, 2010, and trial has been scheduled to begin October 12, 2010.

In January, 2009, the Company was sued in the United States District Court, Northern District of California, in a matter captioned Dull v. Rackable, Inc. The complaint includes claims of violations of both (i) Section 10(b)

of the Exchange Act and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. The allegations relate to the drops in the Company’s share price in early 2007 relating to their earnings reports for 2006 and Q4 2006.

In March 2009, the Company and certain of its present and former directors and officers were sued in the Superior Court of the State of California for Alameda County, in a shareholder derivative lawsuit captioned Milo v. Barton, et al, Case No. R30944-0474. The complaint alleges that the defendants engaged in various acts and omissions that resulted in the drops of the Company’s share price in early 2007, and asserts claims for alleged breaches of defendants’ fiduciary duties, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, disgorgement of unspecified compensation earned by the defendants, and an award of an unspecified amount for plaintiff’s costs and attorneys fees.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended January 3, 2009.

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

Year Ending January 3, 2009	High	Low
First Quarter	$10.17	$7.76
Second Quarter	14.48	8.88
Third Quarter	13.80	9.81
Fourth Quarter	10.33	3.61

Year Ending December 29, 2007	High	Low
First Quarter	$32.48	$15.96
Second Quarter	17.24	11.25
Third Quarter	14.49	11.25
Fourth Quarter	14.66	9.48

Holders

On March 6, 2009, the last reported sale price of our common stock on the NASDAQ Global Select Market was $3.51. As of March 6, 2009, there were 30,116,040 shares of our common stock outstanding held by 19 holders of record.

Dividends

We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Recent Sale of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Performance Graph (1)

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on June 10, 2005, the date our common stock first started trading on the NASDAQ National Market through January 3, 2009, for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the RDG Technology Composite Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

(1)	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Rackable Systems under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data

The following selected summary consolidated financial data should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

	Year ended
	January 1, 2005 (1)	December 31, 2005 (1)	December 30, 2006 (1) (2)	December 29, 2007 (1) (2)	January 3, 2009 (1) (2)
	(in thousands, except for per share data)
Consolidated Statements of Operations Data:
Revenue	$109,743	$214,985	$359,569	$350,684	$247,430
Gross profit	20,989	49,656	76,446	47,244	29,438
Income (loss) from continuing operations	(1,616)	23,617	16,206	(37,640)	(34,049)
Income tax provision from continuing operations	2,994	9,908	10,589	12,531	376
Net income (loss) from continuing operations	(55,390)	8,512	13,917	(41,580)	(31,287)

Loss from discontinued operations	—	—	(4,662)	(33,941)	(25,896)
Income tax benefit from discontinued operations	—	—	(2,217)	(5,964)	(2,955)
Net loss from discontinued operations, net of tax	—	—	(2,445)	(27,977)	(22,941)
Net income (loss)	(55,390)	8,512	11,472	(69,557)	(54,228)

Net income (loss) per common share:
Basic
Continuing operations	$(11.43)	$0.86	$0.52	$(1.45)	$(1.06)
Discontinued operations	$—	$—	$(0.09)	$(0.97)	$(0.77)

Total	$(11.43)	$0.86	$0.43	$(2.42)	$(1.83)

Diluted
Continuing operations	$(11.43)	$0.47	$0.49	$(1.45)	$(1.06)
Discontinued operations	$—	$—	$(0.09)	$(0.97)	$(0.77)

Total	$(11.43)	$0.47	$0.40	$(2.42)	$(1.83)

Shares used in computing net income (loss) per share:
Basic	4,848	9,947	26,948	28,786	29,583

Diluted	4,848	18,040	28,618	28,786	29,583

(1) Includes non-cash share-based compensation as follows:

	Year ended
	January 1, 2005	December 31, 2005	December 30, 2006 (2)	December 29, 2007 (2)	January 3, 2009 (2)
	(in thousands)
Cost of revenue	$74	$91	$3,583	$2,152	$1,120
Research and development	44	70	4,480	3,160	1,811
Sales and marketing	155	261	6,087	5,040	1,568
General and administrative	4,505	131	5,858	10,731	4,653

Continuing operations	4,778	553	20,008	21,083	9,152
Discontinued operations	—	—	747	2,152	435

Total	$4,778	$553	$20,755	$23,235	$9,587

(2)	Information has been restated to present the results of our Rapidscale product line as a discontinued operation. See Note 8 Discontinued Operations of these consolidated financial statements. The Rapidscale product line was purchased in 2006.

	Year ended
	January 1, 2005	December 31, 2005	December 30, 2006	December 29, 2007	January 3, 2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,111	$29,099	$30,446	$49,897	$171,954
Working capital	12,220	112,326	268,180	249,929	216,315
Total assets	56,309	176,042	406,770	352,458	285,493
Mandatorily redeemable preferred stock	23,651	—	—	—	—
Embedded derivatives in preferred stock	103,639	—	—	—	—
Total liabilities	161,064	52,777	91,081	76,340	54,004
Total stockholders’ equity (deficit)	(104,755)	123,265	315,689	276,118	231,489

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

Company Background

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

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. We offer compute servers using our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. In August 2004, we expanded our product line of compute servers, which we designed to further increase density levels, improve thermal management, and enhance cable management and system serviceability. In September of 2007, we released the newest generation of our modular data center products, known as “ICE Cube,” designed to augment or replace traditional brick-and-mortar data centers of any size and is ideal for data centers facing power and space limitations. We also sell low-cost, high-capacity storage servers, which leverage many of our core compute server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. Our compute servers represented approximately 85%, 92% and 91% of revenue for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 respectively. Our storage servers represented approximately 15%, 8% and 9% of our revenue for the year ended January 3, 2009, December 29, 2007 and December 30, 2006 respectively. In addition, we selectively use reseller and OEM relationships to provide additional compute server and storage offerings that our customers may request. Service revenues were approximately 3%, 2% and 1% of total revenues for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 respectively.

We market our systems primarily through our direct sales force predominantly to enterprises within the United States. In the years ended January 3, 2009, December 29, 2007 and December 30, 2006, international sales were approximately 8%, 6% and 9% of our revenues respectively. We are in the early stages of developing an international sales and operational presence, focusing initially on Europe and Japan. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens to thousands of terabytes of storage per year. To date, we have sold our products to over 600 customers. We have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, media, financial services, oil and gas exploration, biotechnology and pharmaceuticals.

Fiscal Year

We have a 52-week fiscal year ending on the Saturday nearest to December 31, with 13 week quarters ending on the last Saturday of the period. Our fiscal years 2008, 2007 and 2006 ended on January 3, 2009 (“FY 2008”), December 29, 2007 (“FY 2007”) and December 30, 2006 (“FY 2006”), respectively.

2008 Synopsis

Our revenues in FY 2008 declined to $247 million from $351 million in FY 2007. A primary cause of our decline in revenues was our reliance on two of our large customers, whose total purchases from the Company decreased approximately 34% year-over-year. Our storage sales in FY 2008 increased 32% compared to FY 2007 while compute servers decreased 35%. Our service business in FY 2008 grew by approximately 45%. Our net loss was $54 million in FY 2008 as compared with $70 million in FY 2007. In conjunction with the decreased revenues discussed above, other key contributors to our losses in FY 2008 included the following:

•

Our gross profit in FY 2008 of $29 million was approximately $18 million less than in FY 2007. Most of the decline was due to the effect of a $104 million decrease in revenues, with the remaining difference reflecting shifts in product and customer mix year-over-year;

•

Our operating expenses decreased by approximately $21 million in FY 2008, to $63 million. We increased our investment in research and development expenditures to strengthen our competitive position through increased innovation and new product development. For example, we introduced the XE series for extreme efficiency servers, the C2005 as the core to our build-to-order 2U solutions, the C1002 as a highly flexible web-server, the CloudRack as a scalable cost-effective solution for large scale cloud environments, the MobiRack for mobile solutions, and our latest offering, MicroSlice architecture for cost-effective web-based applications. Decreases in sales and marketing and general and administrative expenses accounted for most of the net decrease in expenses in 2008 and reflect a 15% decrease in headcount company wide in 2008, to 318 from 374 at the end of 2007;

•

We ceased operations in Canada and discontinued our Rapidscale product line during FY’08. The results of this product line have been reflected as a discontinued operation in our financial statements. The Rapidscale product line incurred a net loss of approximately $22.9 million during fiscal 2008, comprised primarily of impairment of long lived assets, costs related to the employment agreements in connection with our acquisition of Rapidscale, severance to former employees and occupancy-related expenses;

•

We experienced a significant decrease overall in share based compensation expense due to a declining stock price and employee turnover. Share based compensation expense from both continuing and discontinued operations decreased by approximately $13.6 million in FY 2008.

Results of Operations

The following table sets forth our financial results, as a percentage of revenue, for the years ended January 3, 2009, December 29, 2007 and December 30, 2006:

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Revenue	100.0%	100.0%	100.0%
Cost of revenue	88.1	86.5	78.7

Gross margin	11.9	13.5	21.3

Operating expenses:
Research and development	6.0	3.9	3.4
Sales and marketing	9.5	9.3	7.4
General and administrative	9.9	10.2	6.0
Impairment of long-lived assets	—	0.8	—
Restructuring charges	0.3	—	—

Total operating expenses	25.7	24.2	16.8

Income (loss) from operations	(13.8)	(10.7)	4.5

Total other income, net	1.3	2.4	2.3

Income (loss) from continuing operations before income tax	(12.5)	(8.3)	6.8
Income tax provision from continuing operations	0.1	3.5	2.9

Net income (loss) from continuing operations	(12.6)	(11.8)	3.9
Loss from discontinued operations	(10.5)	(9.7)	(1.3)
Income tax provision/(benefit)	(1.2)	(1.7)	(0.6)
Net loss from discontinued operations	(9.3)	(8.0)	(0.7)

Net income (loss)	(21.9)%	(19.8)%	3.2%

Comparison of the Years Ended January 3, 2009 and December 29, 2007

Revenue.

	Year ended
	January 3, 2009	December 29, 2007	Change
			$	%
	(in thousands, except percentages)
Revenue	$247,430	$350,684	$(103,254)	(29)%
Percentage of revenue from top three customers	56%	64%
Units shipped	68,490	102,951	(34,461)	(33)%

We derive our revenues from the sale of our products and services to end users as well as through resellers. Our revenue recognition policy is described in more detail under “Critical Accounting Policies, Significant Judgments and Estimates” below. Our product revenue is derived from the sale of server and storage systems. The main factors which impact our revenue are unit volumes shipped and average selling prices. We generate service revenue from the sale of standard maintenance contract service offerings as well as custom maintenance contracts that are tailored to individual customers’ needs. We recognize service revenue ratably over the service periods. Maintenance contracts are priced as a percentage of the list price of the underlying products to which the service relates. Maintenance contracts are typically one to three years in length, and we will actively pursue renewals of these contracts. Our customers may change to a different maintenance contract upon renewal. We also generate service revenue from implementation services.

The decline in revenue for the year ended January 3, 2009, compared to the year ended December 29, 2007, reflects the economic downturn which we believe has impacted the timing of our customers’ buying decisions. For the year ended January 3, 2009, revenue from our top three historical customers fell by 38% to $138.5 million or 56% of total revenue as compared with $223.2 million or 64% of total revenue in the year ended December 29, 2007. While the number of units shipped decreased 34% from the number shipped in FY 2007, the average selling price increased 6% reflecting customer and product configuration mix changes. However, overall, we expect average selling prices for similar products to decline over time as competitive pricing pressure increases, and our products mature in the market and are replaced with new products with increased performance and superior features.

Cost of Revenue and Gross profit.

	Year ended
	January 3, 2009	December 29, 2007	Change
			$	%
	(in thousands, except percentages)
Cost of revenue	$217,992	$303,440	$(85,448)	(28)%
Gross profit	$29,438	$47,244	$(17,806)	(38)%
Gross margin	11.9%	13.5%	n/a

The decrease in gross profit for the year ended January 3, 2009 as compared to the prior year was primarily due to the lower revenue mentioned above due to fewer systems shipped and due to lower gross margin earned on these shipments. The primary cause for the decrease in gross margin for the year ended January 3, 2009 as compared to the same period in 2007, was due to increased excess and obsolete inventory charges as a percentage of revenue in fiscal 2008 which was partially offset by an increase in the mix of higher margin customers. Excess and obsolete inventory charges decrease in absolute dollars primarily due to power supplies.

Changes in customer and product mix, pricing actions by our competitors and general commodity prices significantly impact our gross margin from period to period. In addition, significant shifts in technology and declining shipments and revenues will depress gross profits and gross margin because certain manufacturing costs are fixed or semi-variable in nature, and we may not be able to reduce them in proportion to the reductions in our revenues.

Operating expenses.

	Year ended
	January 3, 2009	December 29, 2007	Change
			$	%
	(in thousands, except percentages)
OPERATING EXPENSES:
Research and development	$14,864	$13,802	$1,062	8%
Sales and marketing	23,412	32,461	(9,049)	(28)%
General and administrative	24,526	35,801	(11,275)	(31)%
Impairment of long-lived assets	—	2,820	(2,820)	(100)%
Restructuring charge	685	—	685	n/a

	$63,487	$84,884	$(21,397)

Research and development expense. Research and development expense consists primarily of employee, contractor, and related personnel costs, new component testing and evaluation, test equipment, new product design and testing and other product development activities. The increase in research and development expenses for the year ended January 3, 2009 compared to the prior year was primarily due to increased employee and related expenses due to overall higher headcount throughout the year as compared to prior year, higher material usage related to the development of future product lines, and higher depreciation expense as a result of the addition of test systems to support engineering activities. These increases were partially offset by a decrease in share-based compensation during the period primarily due to the decline in our stock price and employee turnover. We expect research and development expense will decrease or remain in flat, in absolute dollars, in future periods due to our reduction in force.

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

The decrease in sales and marketing expenses for the year ended January 3, 2009 compared to the year ended December 29, 2007, was primarily due to reduced share-based compensation expense due to the decline in our stock price and employee turnover, lower commission and sales expense due to lower revenue, and lower expense related to fewer evaluation units used to present and market our products to new customers.

We expect to continue to expand our sales presence in the United States and internationally. We will continue to focus our efforts on expanding our sales and sales support organizations to cover key new verticals such as federal, oil and gas, media and entertainment and financial services. We expect sales and marketing expenses to remain flat or decrease in absolute dollars.

General and administrative expense. General and administrative expense consists primarily of salaries and overhead of our administrative staff as well as legal costs. The reduction of general and administrative expense for the year ended January 3, 2009 compared to the prior year was primarily due to reduced share-based compensation due to the decline in our stock price and employee turnover, a sales and use tax filing settlement resolved in fiscal 2007 which was not present in fiscal 2008, and reduced expense related to the amortization of intangibles related to the “Old Rackable” acquisition that became fully amortized by the end of fiscal 2007.

We will continue to focus on cost control in fiscal 2009 and expect our general and administrative expenses to remain flat or slightly increase in future periods.

Restructuring charges. In the six months ended June 28, 2008, we relocated certain engineering activities that were being performed at our Milmont, California facility, which was under lease through June 30, 2009. We negotiated and completed a lease termination agreement with the lessor, releasing us from any further responsibilities in exchange for a payment of $0.7 million. There were no such charges in the prior year.

Other income (expense), net.

	Year ended
	January 3, 2009	December 29, 2007	Change
			$	%
	(in thousands, except percentages)
Other income (expenses)—net:	$3,138	$8,591	$(5,453)	(63)%

The decrease in other income (expense), net was primarily due to lower interest income earned on our investment portfolio due to declining interest rates and the economic downturn in 2008 as well as an increase in foreign exchange losses during the year.

Provision for income taxes.

	Year ended		Change
	January 3, 2009	December 29, 2007
			$	%
Tax provision from continuing operations	$376	$12,531	$(12,155)	(97)%

Our income tax provision recorded for the year ended January 3, 2009 consists primarily of current year refunds of prior taxes paid offset by the recording of a valuation allowance for deferred tax asset balances due to the Company’s current loss position. Our effective tax rate for the year ended January 3, 2009 differs from the combined federal and state statutory rate primarily due to the recording of the valuation allowance.

Our effective tax rate for the year ended December 29, 2007 differs from the combined federal and state statutory rate primarily due to increases in our valuation allowance for deferred tax assets and the write-off of goodwill, a majority of which is not deductible or amortizable for U.S. tax purposes.

Discontinued Operation.

During fiscal 2008, we classified our Rapidscale product line as a discontinued operation as a result of discontinuing this product line. Our decision was a result of a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms. During the first three quarters of 2008, the company recorded an impairment charge of $17.5 million of long lived assets due to significantly lowered projected revenue and cash flow from the Rapidscale product line. As of September 2008, all of the long lived assets related to Rapidscale were fully impaired. In October 2008, a formal plan to abandon the Rapidscale product line was reviewed and approved by management with appropriate authority and was communicated to the affected employees. Costs associated with closing down these operations in 2008 were not significant, and we do not anticipate any further costs associated with this to be significant.

We do not believe this discontinued operation will negatively impact our future results of operations. We will no longer experience the significant losses present in fiscal 2008 and fiscal 2007 for this product line, which were $23 million and $28 million, respectively. Furthermore, the revenue contribution from this product line was not significant at $0.7 million and $2.5 million for fiscal 2008 and fiscal 2007, respectively.

Comparison of the Years Ended December 29, 2007 and December 30, 2006

Revenue.

	Year ended		Change
	December 29, 2007	December 30, 2006
			$	%
	(in thousands, except percentages)
Revenue	$350,684	$359,569	$(8,885)	-2%
Percentage of revenue from top three customers	64%	67%
Units shipped	102,951	93,777	9,174	10%

The decline in revenue for the year ended December 29, 2007, compared to the year ended December 30, 2006, was due in large part to more competitive pricing as well as reduced purchases from a primary customer. While units increased to approximately 103,000 in 2007 from approximately 93,800 in 2006, the ASP of units sold declined approximately 11% due primarily to a more competitive pricing environment in our compute server business. Approximately 87% of our revenues in 2007 were attributed to sales to customers that had also purchased our products in 2006. Service revenues were 2% of total revenues in 2007 and slightly over 1% of total revenues in 2006.

Cost of Revenue and Gross profit.

	Year ended
	December 29, 2007	December 30, 2006	Change
			$	%
	(in thousands, except percentages)
Cost of revenue	$303,440	$283,123	$20,317	7%
Gross profit	$47,244	$76,446	$(29,202)	-38%
Gross margin	13.5%	21.3%	n/a

The decrease in the gross profit for the year ended December 29, 2007, compared to the year ended December 30, 2006 was primarily attributable to $16.6 million of excess and obsolescence (“E&O”) charges related to inventory and a more competitive pricing environment, as discussed above. Total gross E&O charges increased $23.3 million in fiscal 2007 as compared to fiscal 2006 with the majority of this increase consisting of a $20.6 million write down of inventory primarily from a customer driven technology platform shift from AMD to Intel along with next generation power supplies. These higher E&O charges were partially offset by a $6.7 million benefit from the sales of previously written off inventory. While we were able to partially offset lower ASP’s due to significant declines in memory pricing, a major component of our material cost, we were not able to lower other material and manufacturing costs to fully offset the decrease in the ASP.

The decrease in gross margin for the year ended December 29, 2007 as compared to the same period in the prior year, was primarily due a 5.5% decline related to the E&O and inventory charges, net of sales of previously written down inventory, and a 4.2% decline due to higher manufacturing and service and support related costs, similarly discussed above.

Operating expenses.

	Year ended
	December 29, 2007	December 30, 2006	Change
			$	%
	(in thousands, except percentages)
OPERATING EXPENSES:
Research and development	$13,802	$11,929	$1,873	16%
Sales and marketing	32,461	26,681	5,780	22%
General and administrative	35,801	21,630	14,171	66%
Impairment of long-lived assets	2,820	—	2,820	n/a

	$84,884	$60,240	$24,644

Research and development expense. The increase in research and development expenses for the year ended December 29, 2007, compared to the same period in the prior year, was primarily driven by increased employee and related expenses due to higher headcount, an increase in facilities expense also related to the increased headcount, and higher consulting and depreciation expense due to increase engineering and development activities. These increases were partially offset by a decrease in share-based compensation expenses in fiscal 2007, primarily due to lower fair values of stock awards at grant dates during that period.

Sales and marketing expense. The increase in sales and marketing expenses for the year ended December 29, 2007, compared to the same period the prior year, was primarily driven by increased employee and related expenses due to higher headcount needed to support sales and marketing activities, higher expense related to more evaluation units used to present and market our products to new customers, and higher facilities expensed related to increased headcount. These increases were partially offset by a decrease in share-based compensation expenses in fiscal 2007, primarily due to lower fair values at grant dates during that period.

General and administrative expense. The increase in general and administrative expenses for the year ended December 29, 2007, compared to the year ended December 30, 2006, was primarily due to increased share-based compensation expenses related to new executives; higher sales tax expenses as a result of a sales tax settlement in fiscal 2007; higher compensation and related expenses related to additional headcount needed to support finance and administrative activities; higher audit, tax, and compliance costs as fiscal 2007 marked our second year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and higher facilities costs, such as rent and maintenance due to relocating to a new corporate office.

Impairment of long lived assets. For the year ended December 29, 2007, we had a $23.9 million charge related to impairment of goodwill. This charge was the result of our market capitalization at December 29, 2007, which was less than our net assets, including goodwill, at that time. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we determined the current fair value of our assets and liabilities and concluded that the entire recorded amount of goodwill had been impaired.

Other income (expense), net.

	Year ended		Change
	December 29,	December 30,
	2007	2006	$	%
	(in thousands, except percentages)
Other income (expenses)—net:	$8,591	$8,300	$291	4%

The increase in other income (expense), net was primarily due to higher average cash, cash equivalents and short-term investment balances related to operating cash in flows as well as higher interest rates in fiscal 2007 as compared to fiscal 2006 partially offset by lower foreign currency exchange gains resulting from lower balances held in Euros for our European operations.

Provision for income taxes.

	Year ended		Change
	December 29,	December 30,
	2007	2006	$	%
Tax provision from continuing operations	$12,531	$10,589	$1,942	18%

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

Liquidity and Capital Resources

Historically, we have required capital principally to fund our working capital needs. We anticipate that our cash and cash equivalents as of January 3, 2009 will be sufficient to meet our working capital requirements and technology development projects for at least the next 12 months. We had $180.6 million in cash and cash equivalents and investments at January 3, 2009, $198.1 million at December 29, 2007, and $160.5 million at December 30, 2006. At January 3, 2009, we held $8.7 million of long-term investments consisting of various auction rate municipal bonds and variable rate municipal demand notes (“ARS”). Substantially all of these securities were collateralized by guaranteed student loans, and insured or reinsured by the federal government. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted the markets where our auction rate securities would be offered. For additional information related to our investments in ARS investments see Note 13 in our Consolidated Financial Statements in this Form 10-K. The adequacy of these resources to meet our liquidity needs beyond the next 12 months will depend on our growth, operating results and capital expenditures required to meet demand for our products. If we fail to reduce cash consumed by operations, or generate additional cash from our operations on a timely basis, we may not have the cash resources required to run our business and we may need to seek additional sources of funds to meet our needs. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources.

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(15,699)	$46,075	$(17,584)
Net cash provided by (used in) investing activities	137,433	(32,145)	(140,904)
Net cash provided by financing activities	148	5,547	159,870

Operating Activities

During the year ended January 3, 2009, cash used in operating activities totaled $15.7 million due to our net loss exceeding both our non-cash charges and changes in operating assets and liabilities. Our net loss included substantial non-cash charges in the form of stock compensation of $9.6 million, impairment of long-lived assets of $17.5 million and depreciation and amortization of long-lived assets of $5.6 million, partially offset by the decrease in deferred tax liabilities of $1.5 million. These non-cash charges totaled $31.9 million. Changes in operating assets and liabilities offset our net loss by approximately $6.6 million, primarily in accounts receivable, prepaid and other assets, accounts payable, and deferred revenue and deferred cost of sales.

Accounts receivable decreased $22 million, reflecting decreased revenue and the timing of sales in FY 2008 over FY 2007. Revenue in the fourth quarter of 2007 was $111.3 million versus $38.7 million in the fourth quarter of 2008. Prepaid and other assets decreased $14.1 million, primarily due to a substantial decrease in prepaid taxes as well as a reduction in supplier rebates over the prior year. Accounts payable decreased $26 million primarily due to our timing of inventory purchases. We reduced our inventory purchase activity in the fourth quarter of FY 2008 versus the same period in prior year. Deferred revenue and deferred cost of sales increased $11.1 million and $10.5 million respectively, reflecting a large customer order that did not meet revenue recognition criteria.

Despite a net loss of $69.6 million in the year ended December 29, 2007, net cash provided by operating activities was $46.1 million. This increase was due primarily to non-cash charges of $67.7 million. Non cash charges included an impairment of goodwill of $23.9 million, share-based compensation of $23.2 million, deferred income taxes of $14.5 million and depreciation and amortization of $7.4 million. Changes in operating assets and liabilities offset our net loss by $47.9 million, primarily in accounts receivable, inventories, and accounts payable.

Accounts receivable decreased by $54.0 million in FY 2007 primarily due to very linear sales in the fourth quarter of 2007 compared to the back-end loaded fourth quarter of 2006. Through improved supply chain management we decreased our inventory levels and purchases to respond to the sales trends in 2007, resulting in lower inventory and accounts payable balances. Improvements in our supply chain management are intended to ensure sufficient supply on hand to meet expected demand for our products. The decrease was predominantly in raw materials, where we took a net charge against of excess and obsolete inventory of $16.6 million. The improved supply chain management and more linear inventory purchases in the fourth quarter of 2007 as compared to the fourth quarter of 2006, allowed us to decrease inventory by approximately $13.8 million and accounts payable by $13.9 million.

Cash used for operating activities in the year ended December 30, 2006 was mainly to due to the changes in operating assets and liabilities, which resulted in a decrease of $46.9 million, offset by net income $11.5 million, and non-cash charges of $17.9 million. Accounts receivable increased $53.8 million, primarily driven by significantly higher sales in 2006 due to a substantial portion of sales occurring in December 2006 as compared to December 2005. Inventory increased $27.2 million in response to sales increases in 2006. The increase was predominantly in raw materials, intended to ensure sufficient supply on hand to meet expected demand for our products. Increases in accounts receivable and inventory were partially offset by the an increase in accounts payable of $32 million resulting from significantly higher purchases and spending for the increased sales activities in 2006.

Non-cash charges primarily consisted of share-based compensation of $20.8 million, deferred income taxes of $5.4 million, and depreciation and amortization of $3.6 million, partially offset by excess tax benefits from stock options exercised of $15 million.

Investing Activities

During the year ended January 3, 2009, net cash provided by investing activities was $137.4 million and consisted primarily of proceeds from sales and maturities of marketable securities of $165.4 million, offset by purchases of marketable securities of $26.3 million and purchases of property and equipment of $1.6 million. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S Treasury and U.S government agency securities, taxable and or tax exempt municipal notes, corporate notes and bonds, commercial paper and money market funds. Our purchases of property and equipment in 2008 related mainly to tenant improvements and asset additions to our new Shanghai office. We reduced our investment in auction rate securities from $64.6 million at December 29, 2007 to $8.7 million at January 3, 2009.

During the year ended December 29, 2007, net cash used in investing activities was $32.1 million. We purchased $584 million of securities and received proceeds from sales and maturities of securities of approximately $566 million. We also paid $9.1 million to the former Terrascale shareholders for additional intangible property not acquired as part of the initial acquisition of Terrascale. We purchased approximately $4.5 million for property and equipment primarily related to research and development projects, as well as our corporate office relocation.

During the year ended December 30, 2006, net cash used in investing activities was $140.9 million. We purchased $547 million of securities and received proceeds from sales and maturities of securities of approximately $442.1 million. In addition, we completed our acquisition of Terrascale in September 2006 and paid $31.9 million in cash. We also purchased $3.9 million of property, plant and equipment due to investments in our infrastructure and systems, including the implementation of a new financial accounting system.

Financing Activities

Cash provided by financing activities during the year ended January 3, 2009 was $0.1 million. Cash generated from financing activities included $1.8 million from stock option exercises and employee stock purchases, largely offset by $1.7 million of restricted stock repurchases.

Cash provided by financing activities during the year ended December 29, 2007 was $5.5 million. Cash generated from financing activities included $4.5 million in proceeds from stock option exercises and employee stock purchases, and $1.6 million of excess tax benefits related to stock option exercises, partially offset by $0.6 million of restricted stock repurchases.

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

In February 2009, our Board of Directors authorized a share repurchase program of up to $40 million of our common stock. The duration of the repurchase program is open ended. Under the program, we are able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, alternative investment opportunities, and other relevant considerations. The program may be discontinued at any time by the Board of Directors. Shares we repurchase will be held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

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

Contractual Obligations and Commitments

The following are contractual obligations and commitments at January 3, 2009, associated with lease obligations and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$9,556	$1,973	$3,776	$3,807	$—
Purchase obligations	7,516	7,516	—	—	—

Total	$17,072	$9,489	$3,776	$3,807	$—

Operating Leases—In November 2006, the Company signed an operating lease for a 40,316 square foot facility to serve as the Company’s headquarters in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $2.2 million over the lease term. The stated term of the lease is six years and ten months, commencing on March 1, 2007. The Company can extend the lease an additional 3 years. Pursuant to the lease the Company is required to maintain a cash deposit of approximately $40,000 which is included in other assets in the accompanying consolidated balance sheet as of January 3, 2009.

The Company signed a seven-year operating lease, commencing in December 2006, for an 117,500 square foot facility which serves as the Company’s manufacturing and warehouse facility in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $5.6 million over the lease term. The stated term of the lease is seven years, but the Company may extend the lease for an additional three years at 95% of the then current market rate. As part of this agreement, the Company is required to maintain a $100,000 cash deposit or an unconditional and irrevocable fully cash-collateralized letter of credit as a form of security. The cash deposit for the lease building is included in other assets in the accompanying consolidated balance sheet as of January 3, 2009.

In addition, the Company has operating leases for office space in New York City and Shanghai, China. The Company signed a five-year operating lease, commencing in September 2008 for a 3,694 square foot facility to serve as a sales and service office in New York City, New York. Lease payments remain flat for three years and escalate thereafter and the total future minimum lease payments amount to $1 million over the lease term. The Company also signed a three year operating lease commencing in February 2008 for a 12,830 square foot facility which serves as the Company’s international engineering office also known as our “Shanghai Technology Center” in Shanghai, China. Lease payments remain flat for the entire term of the lease and total future minimum lease payments amount to $0.4 million.

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

In connection with supplier agreements, the Company agreed to purchase certain units of inventory and non- inventory through 2009. As of January 3, 2009, there was a remaining commitment of approximately $2.9 million and $4.6 million respectively.

Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations.

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

Critical Accounting Policies, Significant Judgments and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our combined financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, valuation of intangible assets and goodwill, reserve for sales returns and allowance for doubtful accounts, inventory valuation, warranty liabilities, accounting for income taxes and share-based compensation.

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

Valuation of Intangible Assets and Goodwill

We periodically evaluate our intangible assets and goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include goodwill, patents, customer list, customer backlog and tradename. Factors we consider important that could trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner we use the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. We have chosen the end of our fiscal month of December as the date of our annual impairment test. In accordance with SFAS No. 142, goodwill is evaluated for impairment at the reporting unit level. We consider the company to be a single reporting unit. While the CEO, who is our chief operating decision maker, monitors the sales of various products, operations are managed and financial performance evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources, sales and administrative support, and facilities. We believe that any allocation of such shared expenses to various products would be impractical and arbitrary and we currently do not make such allocations internally. In testing for a potential impairment of goodwill, the provisions of SFAS No. 142 require the application of a fair value based test at the reporting unit level. We performed the annual goodwill impairment test as of December 29, 2007 and determined that goodwill was fully impaired at that date. The goodwill impairment resulted in a charge of approximately $23.9 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”) long-lived intangible assets with determinable economic life are tested for recoverability whenever events or circumstances indicate that their carrying amounts may not be recoverable. We recognized an impairment charge of $17.5 million in the year ended January 3, 2009, which is included in net loss from discontinued operations in the Consolidated Statements of Operations.

Reserve for Sales Returns and Allowance for Doubtful Accounts

We record estimated reductions in revenue for potential returns of products by customers and other allowances. As a result, management must make estimates of potential future product returns and other allowances related to current period product revenue. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products. We review and update our estimates for sales returns on a quarterly basis to reflect our experience regarding the historical sales returns. If management were to make different judgments or utilize different estimates, material differences in the amount of reported revenue could result.

Similarly, management makes estimates of the uncollectibility of accounts receivables, especially analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sale transactions before shipment is authorized. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide allowance in an amount we deem adequate for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.

Inventory Valuation

We value our inventories at the lower of cost or market with cost determined on a first-in, first-out basis. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and spare parts, on a periodic basis. We write down obsolete inventory or inventory in excess of our estimated usage to its estimated market value less cost to sell, if less than its cost. We record the inventory write-downs as an inventory valuation allowance established on the basis of obsolete inventory or specific identified inventory in excess of established usage. Inherent in our estimates of market value in determining inventory valuation are estimates related to future demand for our products and technological obsolescence of our products. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required. If we write down the inventory value to its net realizable value and subsequently there is an increased demand for the inventory at a higher value, we do not realize the increased value of the inventory until we sell the inventory either as a component of a system or as separate inventory.

Warranty Liabilities

We net against the warranty expense any cost recoveries from warranties offered to us by our suppliers covering defective components. Warranty costs include labor to repair faulty systems and replacement parts for defective items, as well as other costs incidental to warranty repairs. We sell our products without a right of return or price protection rights. Our standard warranty period for products is typically one year, although in July 2007 we began offering a three year warranty. We also offer extended service warranties. We calculate the liability for product warranties based on estimated future failures and repair costs. We review and update our estimated warranty costs on a quarterly basis.

Accounting for Income Taxes

The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is comprised primarily of future tax deductions, is subject to management judgment as to whether it is more likely than not our deferred tax assets will be realized. In determining whether the realization of these deferred tax assets may be impaired, we evaluate both positive and negative evidence as required in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 109. As of January 3, 2009, management has concluded that it is more likely than not that our U.S. deferred tax assets in excess of recoverable income taxes and certain deferred tax liabilities will not be realized and we have therefore, recorded a valuation allowance for such excess U.S. deferred tax assets.

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

Share-Based Compensation

We account for our employee stock purchase and stock incentive plans under the provisions of FASB Statement No. 123 (revised 2004), Share-Based Compensation, (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the fair value of share-based compensation in net income. The fair values of our unvested stock units are calculated based on the fair value of our common stock at the dates of grant. The fair values of our stock options and employee stock purchase plan awards are estimated using the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of the our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (i.e. forfeitures). Adjustments in the estimated forfeiture rates can have a significant effect on our reported share-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization in the period the estimated forfeiture rates were adjusted.

Recently Adopted Accounting Standards

See Note 2 in our Consolidated Financial Statements in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

We do not make material sales or have material purchase obligations outside of the United States and therefore do not generally have significant exposure to foreign currency exchange risks. As of January 3, 2009 and December 29, 2007, our main exposures to foreign currency risks were related to foreign cash accounts, primarily in Euros and Hong Kong dollars, of $0.8 million and $0.7 million, respectively.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents, and investments in a variety of high quality securities, including U.S. treasuries and government agencies, corporate debt, money market funds and commercial paper. Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of January 3, 2009, our cash and cash equivalents consisted of money market funds in the amount of $144.6 million. Subsequent to January 3, 2009 approximately $141.0 million of the balance was moved to U.S. Treasury securities. Due to the short term nature of our investment portfolio, we believe that our exposure to interest rate risk is minimal.

There has been significant deterioration and instability in the financial markets during 2008. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control. Currently, we believe the current credit market difficulties do not have a material impact on our investment portfolio. However, future degradation in credit market conditions could have a material adverse affect on our financial position.

At January 3, 2009, we held $8.7 million of long-term investments, consisting of various auction rate municipal bonds and variable rate municipal demand notes (“ARS”), after recording a temporary impairment charge of $0.4 million. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par subject to a successful interest rate reset. In the first and second quarters of fiscal year 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. Our auction rate securities consist of investments that are backed by pools of student loans ultimately guaranteed by the U.S. Department of Education. We believe that the credit quality of these securities is high based on these guarantees. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within accumulated other comprehensive loss of approximately $0.4 million at January 3, 2009 related to these auction rate securities. The Company intends and has the ability to hold these securities until the value of such securities recovers. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified all of its auction rate securities ($8.7 million, net of unrealized loss), as long-term investments in our consolidated balance sheet, as our ability to liquidate such securities in the next 12 months is uncertain.

Item 8. Financial Statements and Supplementary Data

Unaudited Selected Quarterly Consolidated Financial Information

The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 3, 2009. These tables should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. We have prepared this unaudited information on the same basis as our audited consolidated financial statements. These tables include all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of our operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any subsequent periods.

	Quarter Ended
	March 31, 2007 (1)	June 30, 2007 (1)	September 29, 2007 (1)	December 29, 2007 (1)	March 29, 2008 (1)	June 28, 2008 (1)	September 27, 2008 (1)	January 3, 2009 (1)
	(Unaudited)
	(in thousands, except per share data)
Revenue	$71,435	$81,179	$86,723	$111,347	$67,801	$75,768	$65,097	$38,764
Gross profit (loss)	8,628	(7,628)	18,453	27,791	17,581	6,829	11,038	(6,010)
Income (loss) from operations	(15,065)	(27,695)	350	4,770	651	(10,151)	(5,193)	(19,356)
Income (loss) from continuing operations	(13,261)	(25,662)	2,707	7,167	2,681	(9,305)	(4,503)	(19,784)
Income tax provision (benefit) from continuing operations	(4,240)	14,435	(1,674)	4,010	72	1,454	462	(1,612)
Net (loss) income from continuing operations	(9,021)	(40,097)	4,381	3,157	2,609	(10,759)	(4,965)	(18,172)

Income (loss) from discontinued operations	(2,811)	(3,342)	(3,035)	(24,753)	(3,542)	(19,945)	(1,905)	(504)
Income tax provision (benefit)	(1,675)	(2,991)	1,341	(2,639)	(167)	(2,774)	(881)	867
Net (loss) income from discontinued operations, net of tax	(1,136)	(351)	(4,376)	(22,114)	(3,375)	(17,171)	(1,024)	(1,371)

Net income (loss)	(10,157)	(40,448)	5	(18,957)	(766)	(27,930)	(5,989)	(19,543)

Net income (loss) per share:
Basic
Continuing operations	(0.32)	(1.41)	0.15	0.11	0.09	(0.37)	(0.17)	(0.61)
Discontinued operations	(0.04)	(0.01)	(0.15)	(0.76)	(0.12)	(0.58)	(0.03)	(0.05)
Basic net loss per share	$(0.36)	$(1.42)	$—	$(0.65)	$(0.03)	$(0.95)	$(0.20)	$(0.66)

Diluted
Continuing operations	(0.32)	(1.41)	0.15	0.11	0.09	(0.37)	(0.17)	(0.61)
Discontinued operations	(0.04)	(0.01)	(0.15)	(0.75)	(0.12)	(0.58)	(0.03)	(0.05)
Diluted net loss per share	$(0.36)	$(1.42)	$—	$(0.64)	$(0.03)	$(0.95)	$(0.20)	$(0.66)

Shares used in computing net income (loss) per share:
Basic	28,221	28,564	29,125	29,233	29,352	29,419	29,502	29,790

Diluted	28,221	28,564	29,317	29,470	29,453	29,419	29,502	29,790

(1)	Prior year and quarterly information have been restated to present the results of our Rapidscale product line as a discontinued operation. See Note 8 of these consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rackable Systems, Inc.

Fremont, California

We have audited the accompanying consolidated balance sheets of Rackable Systems, Inc. and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2009 and December 29, 2007, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2009 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 18, 2009

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	January 3, 2009	December 29, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$171,954	$49,897
Short-term investments	—	148,215
Accounts receivable, net of allowance for doubtful accounts of $470 and $434 at January 3, 2009 and December 29, 2007, respectively	27,782	49,957
Inventories	50,051	52,528
Deferred income taxes	—	499
Deferred cost of revenue	10,952	456
Prepaids and other current assets	4,872	19,000

Total current assets	265,611	320,552
PROPERTY AND EQUIPMENT, Net	6,941	8,285
LONG-TERM INVESTMENTS	8,664	—
INTANGIBLE ASSETS, Net	3,487	22,732
OTHER ASSETS	790	889

TOTAL ASSETS	$285,493	$352,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,639	$47,780
Accrued expenses	10,886	16,382
Deferred revenue	16,771	5,190

Total current liabilities	49,296	69,352
DEFERRED INCOME TAXES	812	3,031
DEFERRED RENT AND OTHER LONG-TERM LIABILITIES	1,240	868
DEFERRED REVENUE	2,656	3,089

Total liabilities	54,004	76,340
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 12,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 29,955 and 29,526 shares issued and outstanding at January 3, 2009 and December 29, 2007, respectively	30	29
Additional paid-in capital	450,589	440,725
Accumulated other comprehensive loss	(277)	(11)
Accumulated deficit	(218,853)	(164,625)

Total stockholders’ equity	231,489	276,118

Total liabilities and stockholders’ equity	$285,493	$352,458

See accompanying notes to consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
REVENUE	$247,430	$350,684	$359,569
COST OF REVENUE	217,992	303,440	283,123

GROSS PROFIT	29,438	47,244	76,446

OPERATING EXPENSES
Research and development	14,864	13,802	11,929
Sales and marketing	23,412	32,461	26,681
General and administrative	24,526	35,801	21,630
Impairment of long-lived assets	—	2,820	—
Restructuring charges	685	—	—

Total operating expenses	63,487	84,884	60,240

INCOME (LOSS) FROM OPERATIONS	(34,049)	(37,640)	16,206
OTHER INCOME—Net:	3,138	8,591	8,300

Income (loss) from continuing operations before income tax provision	(30,911)	(29,049)	24,506
Income tax provision from continuing operations	376	12,531	10,589

Net income (loss) from continuing operations	(31,287)	(41,580)	13,917
Discontinued operations (see note 8):
Loss from discontinued operations	(25,896)	(33,941)	(4,662)
Income tax benefit	(2,955)	(5,964)	(2,217)

Net loss from discontinued operations, net of tax	(22,941)	(27,977)	(2,445)

NET INCOME (LOSS)	$(54,228)	$(69,557)	$11,472

NET INCOME (LOSS) PER SHARE
Basic
Continuing operations	(1.06)	(1.45)	0.52
Discontinued operations	(0.77)	(0.97)	(0.09)

Basic net income (loss) per share	$(1.83)	$(2.42)	$0.43

Diluted
Continuing operations	(1.06)	(1.45)	0.49
Discontinued operations	(0.77)	(0.97)	(0.09)

Diluted net income (loss) per share	$(1.83)	$(2.42)	$0.40

SHARES USED IN NET INCOME (LOSS) PER SHARE
Basic	29,583	28,786	26,948

Diluted	29,583	28,786	28,618

See accompanying notes to consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share amounts)

	Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE—December 31, 2005	23,040,449	$23	$231,972	$(1,805)	$1	$(106,926)	$123,265
Net income	—	—	—	—	—	11,472	11,472
Unrealized gain on short-term investments	—	—	—	—	31	—	31
Cumulative translation adjustment	—	—	—	—	(35)	—	(35)

Total comprehensive income							11,468

Issuance of common stock in connection with a follow on public offering net of issuance costs of $736	4,230,850	4	138,448	—	—	—	138,452
Issuance of common stock under employee stock option and employee stock purchase plan, net of taxes	839,486	1	6,447				6,448
Restricted common stock grants	120,000	—	—	—	—	—	—
Income tax benefit relating to stock option exercises	—	—	14,971	—	—	—	14,971
Stock-based compensation in connection with employee stock option plans and other	—	—	21,085	—	—	—	21,085
Reversal of deferred stock-based compensation	—	—	(1,805)	1,805	—	—	—

BALANCE—December 30, 2006	28,230,785	$28	$411,118	$—	$(3)	$(95,454)	$315,689
Cumulative effect relating to adoption of FIN 48	—	—	—	—	—	386	386
BALANCE—December 30, 2006	28,230,785	$28	$411,118	$—	$(3)	$(95,068)	$316,075

Net loss	—	—	—	—	—	(69,557)	(69,557)
Unrealized gain on short-term investments	—	—	—	—	16	—	16
Cumulative translation adjustment	—	—	—	—	(24)	—	(24)

Total comprehensive loss							(69,565)

Issuance of common stock under employee stock option and employee stock purchase plan, net of taxes	1,062,012	1	3,907				3,908
Restricted common stock grants	232,764	—	—	—	—	—	—
Income tax benefit relating to stock option exercises	—	—	1,839	—	—	—	1,839
Stock-based compensation in connection with employee stock option plans and other	—	—	23,861	—	—	—	23,861

BALANCE—December 29, 2007	29,525,561	$29	$440,725	$—	$(11)	$(164,625)	$276,118

Net loss	—	—	—	—		(54,228)	(54,228)
Unrealized loss on short-term investments	—	—	—	—	(442)		(442)
Cumulative translation adjustment	—	—	—	—	176		176

Total comprehensive loss							(54,494)

Issuance of common stock under employee stock option and employee stock purchase plan, net of taxes	225,100	1	146	—	—	—	147
Restricted common stock grants	204,683		—		—	—	—
Stock-based compensation in connection with employee stock option plans and other	—	—	9,718	—	—	—	9,718

BALANCE—January 3, 2009	29,955,344	$30	$450,589	$—	$(277)	$(218,853)	$231,489

See accompanying notes to consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended
	January 3, 2009	December 29, 2007	December 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(54,228)	$(69,557)	$11,472
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,647	7,473	3,566
Loss on disposal of fixed assets	280	73	—
Impairment of fixed assets	—	107	—
Impairment of long-lived assets	17,519	23,872	—
Impairment of cost method investment	350	—	—
Provision for doubtful accounts receivable	36	105	311
Deferred income taxes	(1,503)	14,495	5,351
Excess tax benefit of stock options exercised	—	(1,639)	(14,971)
Write-off of acquired in-process research and development	—	—	2,840
Stock-based compensation expense	9,587	23,235	20,755
Changes in operating assets and liabilities:
Accounts receivable	22,139	54,008	(53,833)
Inventories	168	15,042	(27,197)
Prepaids and other assets	14,128	(5,919)	(8,889)
Other long term assets	837	—	—
Accounts payable and other payables	(26,153)	(13,853)	32,055
Sales tax payable	(2,136)	—	—
Accrued expenses	(3,104)	(2,563)	11,199
Income taxes payable	114	392	(2,932)
Deferred cost of sales	(10,529)	1,910	6,200
Deferred revenue	11,149	(1,106)	(3,511)

Net cash provided by (used in) operating activities	(15,699)	46,075	(17,584)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(26,278)	(584,009)	(547,017)
Proceeds from sales and maturities of marketable securities	165,387	565,836	442,089
Purchases of property and equipment	(1,593)	(4,500)	(3,938)
Terrascale acquisition, net of cash acquired	—	(350)	(31,886)
Expenditures for intangibles	(83)	(9,122)	(152)

Net cash provide by (used in) investing activities	137,433	(32,145)	(140,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon follow on offering—net of issuance costs	—	—	138,452
Excess tax benefit of stock options exercised	—	1,639	14,971
Repurchase of restricted stock	(1,681)	(617)	—
Proceeds from issuance of common stock upon exercise of stock options	536	2,682	4,906
Proceeds from issuance of common stock upon ESPP purchase	1,293	1,843	1,541

Net cash provided by financing activities	148	5,547	159,870

Effect of exchange rate changes on cash and cash equivalents	175	(26)	(35)
NET INCREASE IN CASH AND CASH EQUIVALENTS	122,057	19,451	1,347
CASH AND CASH EQUIVALENTS—Beginning of period	49,897	30,446	29,099

CASH AND CASH EQUIVALENTS—End of period	$171,954	$49,897	$30,446

NON CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (loss) gain on investments	(442)	16	32

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid (refund) for income taxes	178	(68)	6,035

See accompanying notes to consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Rackable Systems, Inc. (“Rackable Systems” or the “Company”) was incorporated in the state of Delaware in December 2002 in connection with the acquisition of substantially all the assets and liabilities of Rackable Systems’ predecessor company referred to herein as Old Rackable. The Company has subsidiaries in Canada, Hong Kong, Ireland and the People’s Republic of China (“PRC”). The Company’s headquarters are located in Fremont, California. The principal business of the Company is the design, manufacture and implementation of highly scalable compute servers and high-capacity storage systems, which are sold to customers such as large internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas, biotechnology and pharmaceuticals.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year. The Company has a 52-week fiscal year ending on the Saturday nearest to December 31, with 13 week quarters ending on the last Saturday of the period. Fiscal 2008 ended on January 3, 2009, fiscal 2007 ended on December 29, 2007 and fiscal 2006 ended on December 30, 2006.

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company balances and transactions have been eliminated.

Foreign Currency Transactions. The Company uses the U.S. dollar as its functional currency for its Ireland, Hong Kong and PRC subsidiaries and therefore translation of its financial statements is not required. Currency transaction gains (losses) are recognized in current operations resulting from re-measuring its financial statements at the reporting date. The Company uses the Canadian dollar as its functional currency for its Canada subsidiary. Assets and liabilities denominated in non-U.S. dollars are re-measured into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expenses are translated at average exchange rates in effect during each period. Translation adjustments are included in stockholders’ equity in the consolidated balance sheet as a component of accumulated other comprehensive income (loss).

Change in Presentation of Financial Statements. In accordance with Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company has accounted for the Rapidscale product line as a discontinued operation. The results of operations of the Rapidscale product line have been reclassified and presented as “discontinued operations, net of tax”, for all periods presented. The cash flows of the Rapidscale product line have not been reported separately within the Company’s Consolidated Statement of Cash Flows.

Use of estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the Company’s combined financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management which include revenue recognition, valuation of intangible assets and goodwill, allowance for sales returns and doubtful accounts, inventory valuation, warranty liabilities, accounting for income taxes and share-based compensation.

Cash and cash equivalents. The Company classifies highly liquid investments with original maturity of 90 days or less as cash equivalents.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were not material for fiscal 2008, 2007 and 2006. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

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

SFAS No.157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 - Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property and Equipment. Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (generally two to seven years). Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our general ledger and the resulting gain or loss is reflected in the consolidated statement of operations.

Maintenance and repairs are charged to expense as incurred and improvements and betterments that enhance the life of the asset are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed.

Restructuring Charges. The Company recognizes restructuring costs resulting from excess manufacturing or administrative facilities that it chooses to close or consolidate, as well as from other exit activities. In connection with the Company’s exit activities, the Company records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges are incurred pursuant to formal plans developed and approved by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. When applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits”. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable. The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring charges or to reduce the amount of liabilities already recorded. At the

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

end of each reporting period, the Company evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed.

Goodwill and intangible assets. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, (“SFAS No. 142”) goodwill is not amortized and is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with the Company’s policy. The Company has chosen the end of its fiscal month of December as the date of its annual impairment test. In accordance with SFAS No. 142, goodwill is evaluated for impairment at the reporting unit level. The Company considers itself a single reporting unit. The Chief Executive Officer (“CEO”), who is the Company’s chief operating decision maker, monitors the sales of various products. Operations are managed and financial performance is evaluated based upon the sales and production of multiple products employing common manufacturing and research and development resources, sales and administrative support, and facilities. The Company believes that any allocation of such shared expenses to various products would be impractical and arbitrary and it currently does not make such allocations internally.

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

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred revenue. Deferred revenue is primarily comprised of extended warranty, revenue deferred for installations yet to be completed, and advanced billing and customer deposits for service, support and maintenance agreements, as well as product revenue for which performance obligations or customer acceptance is required. Deferred revenue is recorded when products or services provided are invoiced prior to the Company’s completion of the related performance obligations or customer acceptance. Deferred revenue is not recognized as revenue until the completion of those performance and acceptance criteria. Extended warranty and service support and VSOE deferrals are recognized ratably over the prerequisite service period.

Deferred costs of revenue. Deferred costs of revenue primarily consist of product costs related to revenue deferred in accordance with the Company’s revenue recognition policy.

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

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is required to assess the realization of its net deferred tax assets and the need for a valuation allowance. This assessment requires that management make judgments and assess the weight of positive and negative evidence in accordance with the requirements of SFAS No. 109 for purposes of concluding whether it is more likely than not that the deferred tax assets will be realized. In 2008 and 2007, the Company concluded that it was more likely than not that the U.S. deferred tax assets in excess of recoverable income taxes and certain deferred tax liabilities would not be realized. Accordingly, a valuation allowance was recorded for the excess deferred tax assets.

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

In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company in the first quarter of fiscal 2007. The cumulative effects of applying FIN 48 was recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

Recently Issued Accounting Standards. In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company expects to adopt SFAS No. 141(R) in the beginning of fiscal year 2009 and is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated results of operations or financial position.

In October 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. The Company has adopted the provisions of FSP 157-3 in its financial statements for the year ended January 3, 2009. The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. BALANCE SHEET

Short-Term and Long-Term Investments

At January 3, 2009 and December 29, 2007, all of the Company’s marketable debt securities were classified as available-for-sale and were carried at fair market value. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par subject to a successful interest rate reset.

Beginning in the first and second quarters of fiscal year 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. Our auction rate securities consist of investments that are backed by pools of student loans ultimately guaranteed by the U.S. Department of Education. We believe that the credit quality of these securities is high based on these guarantees. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within accumulated other comprehensive loss of approximately $0.4 million at January 3, 2009 related to these auction rate securities Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified all of its auction rate securities ($8.7 million, net of unrealized loss), as long-term assets in our condensed consolidated balance sheet, as our ability to liquidate such securities in the next 12 months is uncertain.

The Company utilized the guidance and procedures as provided by SFAS No. 157 in determining the current fair value. The Company also relied on the more recent guidance provided by FSP 157-3 for assessing fair value in inactive markets, such guidance confirms the unchanged measurement objective: to determine the exit price at the balance sheet date for an orderly transaction that is not a forced liquidation or distressed sale. As required, the Company’s measurement included appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.

We determined that this decline and duration represents a temporary impairment based on the FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1/124-1”).

Among the factors used in this determination were the following:

•	The decline in the auction rate securities was not attributable to adverse conditions specifically related to the security or to specific conditions in and industry or geographic area;

•	Management possesses both the intent and the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value;

•	The financial condition of the issuers has not deteriorated; and

•	All scheduled interest payments have been made pursuant to the reset terms and conditions.

Our auction rate securities consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the U.S. Department of Education. We believe that the credit quality of these securities is high based on these guarantees, minimizing nonperformance risk. The Company has the positive intent and ability to hold these securities until their value recovers, and has not sold any at a loss. The Company’s valuation model assumes that a liquidity event will occur within the next 36 months.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unrealized gains (losses) on available-for-sale securities are recorded in accumulated other comprehensive income (loss). Short- and long-term investments consisted of the following (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value
January 3, 2009
Long-term investments-auction rate securities	9,056	—	(392)	8,664

Total investments	$9,056	$—	$(392)	$8,664

December 29, 2007
U.S. notes and bonds	$10,206	$25	$—	$10,231
Federal agency notes	50,437	37	—	50,474
Commercial paper	22,969	—	(13)	22,956
Auction rate securities	64,554	—	—	64,554

Total short-term investments	$148,166	$62	$(13)	$148,215

Accounts Receivable, net

Accounts receivable from Microsoft, Amazon and Getco accounted for 39%, 27% and 11% of total accounts receivable at January 3, 2009, respectively. Accounts receivable from Microsoft and Facebook accounted for 49% and 18% of total accounts receivable at December 29, 2007, respectively.

Revenue from customers representing 10% or more of total revenue was as follows:

	Year ended
	January 3, 2009	December 29, 2007	December 30, 2006
Amazon	35%	16%	*
Microsoft	14%	36%	34%
Yahoo	*	12%	26%

*	less than 10% of total revenue

A summary of the activity in the reserves relating to doubtful accounts receivable and sales returns is as follows (in thousands):

	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for Doubtful Accounts
Year ended December 30, 2006	$17	$355	$(44)	$328
Year ended December 29, 2007	$328	$299	$(193)	$434
Year ended January 3, 2009	$434	$66	$(30)	$470

Sales Return Reserve
Year ended December 30, 2006	$398	$1,040	$(1,301)	$137
Year ended December 29, 2007	$137	$1,284	$(1,091)	$330
Year ended January 3, 2009	$330	$169	$(250)	$249

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories consist of the following (in thousands):

	January 3, 2009	December 29, 2007
Finished goods	$11,438	$5,820
Work in process	771	16,385
Raw materials	37,842	30,323

Total inventories	$50,051	$52,528

Prepaid and other current assets (in thousands)

	January 3, 2009	December 29, 2007
Prepaid taxes	$3,442	$8,845
Other prepaid expenses	1,430	10,155

Total prepaid and other current assets	$4,872	$19,000

Property and Equipment, net

Property and equipment consists of the following (in thousands):

	January 3, 2009	December 29, 2007
Leasehold improvements	$2,160	$1,484
Manufacturing equipment	4,490	3,303
Furniture and fixtures	911	1,127
Computer equipment	7,600	6,858
Construction in progress	78	362
Vehicles	104	118

	15,343	13,252
Less accumulated depreciation	(8,402)	(4,967)

Total property and equipment, net	$6,941	$8,285

Depreciation of property and equipment for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 was, $3.2 million, $3.0 million, and $1.3 million, respectively.

Goodwill

Goodwill consisted of the excess cost related to the acquisition of Old Rackable in December 2002 and Terrascale in September 2006, as follows (in thousands):

As of December 30, 2006	$22,871
Additions	1,001
Impairment	(23,872)

As of December 29, 2007	$—

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the year ended December 29, 2007, the Company recorded an increase to goodwill related to the Terrascale acquisition totaling $1.0 million. In the fourth quarter of 2007, pursuant to the Company’s accounting policy, the Company performed the annual goodwill impairment analysis. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. Due to the decline of our market capitalization in December 2007, primarily as a result of tax attributes based on quoted market prices, the fair value was less than the net book value. If this occurs, the second step of the goodwill impairment analysis is conducted. The second step of the analysis compares the implied fair value of our goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, we recognize an impairment loss equal to that excess amount. The determination of the fair value of the goodwill is determined by valuing all of our other tangible and intangible assets and using a residual approach to determine the fair value of goodwill. As a result of this analysis, the Company concluded that the carrying amounts of goodwill exceeded their implied fair values and recorded an impairment loss of approximately $23.9 million. Of the $23.9 million impairment charge recorded in 2007, $21.1 million relates to the Rapidscale product line and has been presented in the statement of operations as well as in note 8 as part of discontinued operations.

Intangible Assets, net

Intangible assets are recorded at cost, less accumulated amortization. The following tables present details of the Company’s intangible assets as of January 3, 2009 and December 29, 2007, (dollars in thousands):

	Useful Life (Years)	Gross	Accumulated Amortization	Net
As of January 3, 2009
Rackable Systems
Patents	5.00	$4,948	$4,948	$—
Other intangibles	3.00	41	41	—

		4,989	4,989	—

Tradename		$3,487	—	$3,487

As of December 29, 2007
Rackable Systems
Patents	5.00	$4,891	$4,626	$265
Other intangibles	3.00	41	33	8

		4,932	4,659	273

Terrascale Acquisition
Existing technology	7.00	8,256	1,540	6,716
Distributed Parity Engine “DPE”	7.00	13,097	1,404	11,693
Customer relationships	4.00	633	207	426
Maintenance contracts	6.00	35	8	27
Non-compete agreements	2.00	319	209	110

		22,340	3,368	18,972

Tradename		3,487	—	3,487

Total		$30,759	$8,027	$22,732

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, as a part of the acquisition of Old Rackable, the Company also recorded an intangible asset allocated to tradename in the amount of $3.5 million. This intangible asset is not amortizable.

Long-lived intangible assets with determinable economic life are tested for recoverability whenever events or circumstances indicate that their carrying amounts may not be recoverable. We determined that long-lived intangible assets were not impaired at December 29, 2007 and December 30, 2006. For the year ended January 3, 2009, an impairment charge of $17.5 million was recognized and charged to discontinued operations as described in Note 8.

In the year ended January 3, 2009, December 29, 2007 and December 30, 2006 amortization of intangible assets was $2.4 million, $4.4 million and $2.2 million respectively. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset.

Warranty Accrual

The changes in our warranty accrual for the years fiscal years ended 2008, 2007 and 2006 are as follows (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Balance—beginning of period	$2,038	$868	$726
Current period accrual	1,540	3,117	2,088
Warranty expenditures charged to accrual	(789)	(1,947)	(1,946)

Balance—end of period	$2,789	$2,038	$868

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 3, 2009	December 29, 2007
Accrued payroll and related expenses	$3,074	$5,754
Accrued warranty	2,789	2,038
Accrued sales and use tax	1,951	3,828
Accrued commission	660	2,137
Other accrued expenses	2,412	2,625

Total accrued expenses	$10,886	$16,382

During 2007, the Company made payments for sale and use tax of $11.7 million to various states and the State of California, and accrued an additional $2.6 million. The additional accrual was a result of additional information received from customers during the year relating to the tax disposition of their transactions with the Company in the various states and California.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in thousands):

Accumulated Other Comprehensive Loss
Unrealized loss on investments	$(392)
Cumulative translation adjustment	115

January 3, 2009	$(277)

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. RESTRUCTURING CHARGES

The Company incurred restructuring charges of $0.7 million for the year ended January 3, 2009 related to future lease commitments for excess facilities vacated during the quarter ended June 28, 2008. There were no such charges in any other periods. These charges were paid in full in fiscal year 2008.

5. EARNINGS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per common share has been computed by using the weighted average number of shares of common stock outstanding during the period, less the shares subject to repurchase. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year ended
	January 3, 2009	December 29, 2007	December 30, 2006
Numerators:
Income (loss) from continuing operations	$(31,287)	$(41,580)	$13,917
Loss from discontinued operations, net of tax	(22,941)	(27,977)	(2,445)

Net income (loss)	$(54,228)	$(69,557)	$11,472

Denominators:
Weighted-average common shares outstanding	29,582,961	28,785,807	26,987,778
Unvested common shares subject to repurchase	—	—	(39,890)

Weighted-average shares—Basic	29,582,961	28,785,807	26,947,888
Common stock equivalents	—	—	1,670,421

Weighted-average shares—Diluted	29,582,961	28,785,807	28,618,309

Basic net income (loss) per common share from:
Continuing operations	$(1.06)	$(1.45)	$0.52
Discontinued operations	$(0.77)	$(0.97)	$(0.09)
Net income (loss)	$(1.83)	$(2.42)	$0.43

Diluted net income (loss) per common share from:
Continuing operations	$(1.06)	$(1.45)	$0.49
Discontinued operations	$(0.77)	$(0.97)	$(0.09)
Net income (loss)	$(1.83)	$(2.42)	$0.40

For the year ended January 3, 2009, December 29, 2007 and December 30, 2006 the Company had stock options outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these stock options were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. The number of such outstanding stock options consisted of the following:

	Year ended
	January 3, 2009	December 29, 2007	December 30, 2006
Stock options	3,205,373	2,892,480	1,257,796

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. SHARE BASED COMPENSATION

Share-Based Benefit Plans

In 2005, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Non-Employee Directors’ Stock Option Plan and 2005 Employee Stock Purchase Plan (the “2005 ESPP”). The aggregate number of shares of common stock authorized for grant under each plan is 4,592,938, 121,412 and 722,564 shares, respectively. Each plan contains a provision that automatically increases the number of shares of common stock reserved for issuance on January 1 of each year. During the year ended January 3, 2009 the number of stock options authorized for issuance under each Plan was increased by 1,180,516, 16,581 and 282,796, respectively.

Rackable Systems adopted the 2006 New Recruit Equity Incentive Plan (the “2006 Plan”) in January 2006 which allows the Company to grant non-statutory stock awards for up to 1,000,000 shares of common stock. The aggregate number of shares of common stock authorized for grant under the 2006 Plan is 1,971,270. The total shares of common stock reserved for the 2006 Plan was increased by 500,000 shares in August 2006 and by another 500,000 shares in January 2007 with no increase in 2008. Terrascale options were converted into options to purchase 30,419 shares of Rackable common stock at $5.86 per share and were issued from the 2006 Plan, in September 2006. The 2006 Plan provides for the grant of the following stock awards: (i) non-statutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards, and (vi) other stock awards. The exercise price of each non-statutory stock option shall be not less than one hundred percent (100%) of the fair market value of the common stock subject to the option on the date the option is granted. Stock awards expire ten years from the date of grant, or such shorter period specified in the option agreement. The options generally vest at a rate of 25% per year over four years from the date the option is granted. The Company issues new shares of its common stock upon exercise of stock options, issuance of restricted stock awards (“RSA”), restricted stock units (“RSU”) and issuance of shares purchased under its 2005 ESPP. RSAs differ from RSUs in that RSAs result in issuance of common stock with all rights upon grant, with the exception of the ability to sell the common stock. Among those rights, are rights to vote and to receive dividends RSAs are included in shares outstanding at issuance. Common stock to be issued for grants of RSUs are not issued until the RSU vests and do not have rights of voting or to receive dividends.

In connection with the stock options granted to employees under the 2002 Stock Option Plan (the “2002 Plan”), Rackable Systems recorded cumulative deferred share-based compensation which represents the difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes on the grant date. The unamortized balance of $1.8 million at December 30, 2005 was offset against additional paid in capital in the first fiscal quarter of 2006 with the adoption of SFAS No. 123R.

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

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The restricted stock unit awards are subject to vesting in equal quarterly installments through August 15, 2009 (if the grant date of the option being tendered was prior to October 1, 2006) or August 15, 2010 (if the grant date of the option being tendered was after October 1, 2006). The tender offer provided that the option holder could and must submit their election to participate in the tender offer no later than July 10, 2007, and could amend their election up to that date. Furthermore, this tender offer was not available to the Company’s then current directors or named executive officers and the Company could at its sole discretion amend, extend or withdraw the tender offer at any time prior to closing.

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

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Determining Fair Value

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Option Plan Shares
Risk-free interest rate	2.9%	4.6%	4.8%
Volatility	59%	60%	60%
Weighted average expected life (in years)	5.2	5.41	5.61
Weighted average fair value	$5.30	$9.04	$18.78

ESPP shares
Risk-free interest rate	2.2%	4.5%	4.9%
Volatility	50.0%	50.0%	54.0%
Weighted average expected life (in years)	1.25	1.25	1.25
Weighted average fair value	$3.82	$4.97	$11.02

The computation of expected life for the year ended January 3, 2009 is based on an analysis of the relevant industry sector post-vest termination rates and the exercise factors. The expected volatility is based on a combination of the implied and historical volatility for both the Company and its peer group. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s share-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities. As stock-based compensation expense recognized in the consolidated statements of income during the years ended January 3, 2009, December 29, 2007 and December 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.

Stock Based Compensation

The following table summarizes stock-based compensation charges (in thousands):

	Year ended
	January 3, 2009	December 29, 2007	December 30, 2006
Cost of revenue	$1,120	$2,152	$3,583
Research and development	1,811	3,160	4,480
Selling and marketing	1,568	5,040	6,087
General and administrative	4,653	10,731	5,858

Total continuing operations	9,152	21,083	20,008
Discontinued operations	435	2,152	747

Total	$9,587	$23,235	$20,755

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and Restricted Stock Awards Activity

A summary of stock option activity as of January 3, 2009 is as follows:

		Outstanding Options
	Shares Available for Future Grants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
Balance at December 31, 2005	333,211	3,505,978	$7.30
Additional shares authorized for grant	2,688,041	—	—
Options granted (weighted average fair value of $18.78 per share)	(2,638,917)	2,638,917	32.03
Restricted awards granted	(120,000)	—	—
Options exercised	—	(1,191,200)	4.77
Options cancelled	182,224	(182,224)	28.82

Balance at December 30, 2006	444,559	4,771,471	20.78
Additional shares authorized for grant	1,667,395	—	—
Options granted (weighted average fair value of $9.04 per share)	(3,410,081)	3,410,081	15.87
Restricted awards granted	(1,339,993)	—	—
Options exercised	—	(895,178)	3.00
Options cancelled	4,393,894	(4,393,894)	25.63
Restricted awards cancelled	265,925	—	—
Restricted awards forfeited for taxes	53,915	—	—

Balance at December 29, 2007	2,075,614	2,892,480	13.13
Additional shares authorized for grant	1,197,097
Options granted (weighted average fair value of $5.30 per share)	(1,158,873)	1,158,873	9.83
Restricted awards granted	(1,137,600)
Options exercised	—	(75,884)	7.06
Options cancelled	770,096	(770,096)	12.45
Restricted awards cancelled	515,903	—	—
Restricted awards forfeited for taxes	174,225	—	—

Balance at January 3, 2009	2,436,462	3,205,373	$12.24	7.63	$80,127

Vested and expected to vest at January 3,2009		2,752,192	$12.36	7.55	$75,831

Exercisable at January 3, 2009		1,116,793	$12.91	6.8	$65,126

The total intrinsic value of options exercised for the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006 was $0.4 million, $10.1 million and $37.2 million respectively.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 3, 2009, there was $7.4 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.4 years.

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Outstanding Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.71-$ 8.35	386,473		$6.13	129,358	$4.89
$ 8.98-$ 9.68	328,000		$9.39	1,875	$8.98
$ 9.75-$11.40	385,033		$10.68	63,062	$10.51
$11.61-$12.18	334,773		$11.95	155,594	$11.96
$12.20-$12.82	407,180		$12.74	221,347	$12.79
$13.15-$13.15	63,000		$13.15	18,578	$13.15
$13.23-$13.23	700,000		$13.23	291,666	$13.23
$13.44-$14.15	374,373		$13.97	93,846	$14.10
$14.41-$37.91	224,541		$22.61	140,135	$20.81
$48.24-$48.24	2,000		$48.24	1,332	$48.24

$ 0.71-$48.24	3,205,373	7.63	$12.24	1,116,793	$12.91

The following table summarizes the Company’s restricted stock awards (“RSA”) activity for the years ended January 3, 2009, December 29, 2007 and December 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	—	$—
Awarded	120,000	27.36

Balance at December 30, 2006	120,000	27.36
Awarded	343,040	17.03
Released	(69,128)	18.82
Forfeited	(154,378)	25.82

Balance at December 29, 2007	239,534	16.03
Released	(59,531)	15.28
Forfeited	(51,877)	20.03

Balance at January 3, 2009	128,126	$14.75

As of January 3, 2009, there was $2.5 million of total unrecognized compensation cost related to RSA. That cost is expected to be recognized over a weighted average period of 2.25 years.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s restricted stock units (“RSU”) activity for the year ended January 3, 2009:

	Shares	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
Balance at December 29, 2007	801,164
Awarded	1,137,600
Released	(430,953)
Forfeited	(464,026)

Balance at January 3, 2009	1,043,785	1.44	$4,289,956

Vested and expected to vest at January 3, 2009	810,231	1.27	$3,330,050

As of January 3, 2009, there was $9.7 million of total unrecognized compensation cost related to RSU’s. That cost is expected to be recognized over a weighted average period of 2.8 years.

During the fiscal year end January 3, 2009, December 29, 2007 and December 30, 2006, the weighted average grant date fair value per share for restricted stock awards and units was $8.86, $18.22 and $27.36 respectively.

During the fiscal year ended January 3, 2009, 174,225 shares of RSA’s and RSU’s were delivered to the Company in payment of $1.7 million withholding tax obligations arising from the release of RSA’s and RSU’s. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date.

As of January 3, 2009, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP but not yet recognized was approximately $0.3 million. This cost will be amortized on a straight-line basis over periods of up to 1.25 years.

The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP during the twelve months ended January 3, 2009 and December 29, 2007.

	January 3, 2009	December 29, 2007
Shares issued	162,823	166,834

Weighted-average purchase price per share	$7.94	$11.04

The Company has reserved the following shares of authorized but un-issued common stock as of January 3, 2009:

Options available for grant under stock option plans	2,436,462
Employee stock purchase plan	722,564

Shares reserved and available for future grants	3,159,026
Restricted stock units issued and outstanding	1,043,785
Options issued and outstanding under stock option plans	3,205,373

Total	7,408,184

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—Effective September 1, 2003, Rackable Systems established a 401(k) retirement plan covering substantially all employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. The Company can make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $0.2 million and $0.1 million for the year ended January 3, 2009 and December 29, 2007 respectively. There were no contributions for the year ended December 30, 2006.

8. DISCONTINUED OPERATIONS

In October 2008, the Company committed to a formal plan to abandon the Rapidscale product line which was reviewed and approved by management with appropriate authority, and was communicated to the affected employees. The Company will continue to honor service contracts with existing Rapidscale customers but had no other significant continuing involvement in the operations of the Rapidscale product line subsequent to the abandonment.

In accordance with SFAS No. 144, the abandonment of the Rapidscale product line qualifies as a discontinued operation. Accordingly, the results of operations of the Rapidscale product line have been reclassified and included in “discontinued operations, net of tax”, within the Consolidated Statements of Operations for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 respectively.

Results of discontinued operations (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Revenue	$730	$2,471	$807
Cost of revenue	133	743	277

Gross profit	597	1,728	530
Operating expenses
Research and Development	8,436	12,480	4,555
Sales and marketing	60	1,784	371
General and administrative	251	351	263
Impairment of long-lived assets	17,519	21,051	—

Total operating expenses	26,266	35,666	5,189
Loss from discontinued operations	(25,669)	(33,938)	(4,659)
Other expense, net	(227)	(3)	(3)

Loss from discontinued operations before taxes	(25,896)	(33,941)	(4,662)
Benefit from income taxes	(2,955)	(5,964)	(2,217)

Net loss from discontinued operations, net of tax	$(22,941)	$(27,977)	$(2,445)

9. DEFERRED REVENUE AND DEFERRED COST OF GOODS SOLD

At January 3, 2009, the Company had total deferred revenue of $19.4 million; this deferred revenue includes product revenue of $12.2 million. These product deferrals are related to shipments to customers pending acceptance or deferrals related to sales which did not qualify for immediate revenue recognition. The remaining deferred revenue of $7.2 million pertains to revenue from maintenance and extended warranty arrangements that

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are recognized ratably over the contract period and professional support services which had not been completed as of the balance sheet date. Deferred product costs associated with deferred revenue were $11 million at January 3, 2009.

At December 29, 2007, the Company had total deferred revenue of $8.3 million, this deferred revenue includes product revenue of $1.1 million. These product deferrals are related to shipments to customers pending acceptance or deferrals related to sales which did not qualify for immediate revenue recognition. The remaining deferred revenue of $7.2 million pertains to revenue from maintenance and extended warranty arrangements that are recognized ratably over the contract period and professional support services which had not been completed as of the balance sheet date. Deferred product costs associated with deferred revenue were $0.5 million at December 29, 2007.

10. ENTERPRISE AND RELATED GEOGRAPHIC INFORMATION

The Company is managed by its executive officers in Fremont, California. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single reportable segment. Revenue from both domestic and international customers (based on the address of the customer on the invoice) was as follows (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Domestic revenue	$227,141	$330,958	$327,627
International revenue	20,289	19,726	31,942

Total revenue	$247,430	$350,684	$359,569

Sales revenues for high-density compute servers and high-capacity storage systems for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 were as follows (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Compute servers	$210,831	$322,926	$325,537
Storage systems	36,599	27,758	34,032

Total revenue	$247,430	$350,684	$359,569

Over 86% and 90% of the Company’s property, plant and equipment were located in the US for the years ended January 3, 2009 and December 29, 2007 respectively.

11. INCOME TAXES

Income (loss) from continuing operations before income taxes consisted of the following (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Domestic	$(30,522)	$(29,096)	$22,127
Foreign	(389)	47	2,379

Total	$(30,911)	$(29,049)	$24,506

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provisions from continuing operations for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 consisted of the following in (thousands):

	January 3, 2009	December 29, 2007	December 30, 2006
Current:
Federal	$(1,222)	$(2,446)	$15,138
State	(4)	(32)	3,230
Foreign	74	8	94

Total	$(1,152)	$(2,470)	$18,462

Deferred:
Federal	$1,539	$13,167	$(6,978)
State	(11)	1,834	(895)
Foreign	—	—	—

Total	$1,528	$15,001	$(7,873)

Total provision for income taxes from continuing operations	$376	$12,531	$10,589

Current tax provision (benefit) in 2007 and 2006 includes $1.8 million and $15 million respectively, of tax benefits from stock options and other employee incentive plan awards which has been recorded to additional paid-in capital.

The following table provides a reconciliation of statutory income tax rate for the years ended January 3, 2009, December 29, 2007 and December 30, 2006:

	January 3, 2009	December 29, 2007	December 30, 2006
Federal statutory rate provision (benefit)	35%	35%	35%
Stock based compensation	—	(4)%	1%
State tax, net of federal tax benefit	2%	3%	5%
Goodwill impairment	—	(3)%	—
Valuation allowance	(35)%	(77)%	—
Other	(3)%	3%	2%

	(1)%	(43)%	43%

The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the deferred tax assets and liabilities at January 3, 2009 and December 29, 2007, were as follows (in thousands):

	January 3, 2009	December 29, 2007
Deferred tax assets
Inventories	$11,942	$5,522
Accrued expenses and reserves	1,938	3,241
Deferred revenue	1,478	316
Deferred rent	465	346
Stock based compensation	13,041	12,894
Purchase accounting	—	11,136
Intangible assets	13,426	—
Depreciation	575	—
Net operating losses and tax credit carryforwards	7,711	3,260
Other	365	148
Valuation allowance	(50,941)	(31,552)

Total deferred tax assets	—	5,311
Deferred tax liabilities
Intangible assets	(812)	(7,300)
Deferred expenses	—	(184)
Depreciation	—	(140)
Other	—	(2)

Total deferred tax liabilities	(812)	(7,626)

Net deferred tax liabilities	$(812)	$(2,315)

Classified in the Consolidated Balance Sheet as follows (in thousands):

	January 3, 2009	December 29, 2007
Current deferred income taxes	$—	$499
Non-current other assets	—	217
Non-current deferred income taxes	(812)	(3,031)

Net deferred tax assets (liabilities)	$(812)	$(2,315)

The valuation allowance for deferred tax assets increased from $31.6 million in 2007 to $50.9 million in 2008. There was no valuation allowance in 2006. The valuation allowance was recorded in 2008 and 2007 based on management’s judgment that it was more likely than not that deferred tax assets in excess of recoverable income taxes and certain deferred tax liabilities would not be realized. The non-current deferred tax liability relates to deferred taxes for indefinite-lived intangibles.

As of January 3, 2009, the Company has federal, state and foreign tax net operating loss carry forwards and foreign research credit carryovers of $12.6 million, $22.8 million, $4.3 million and $0.5 million, respectively. If not utilized, the federal NOL carryforward will begin to expire in 2028. If not utilized, certain of the state and foreign net operating loss carry forwards start to expire in 2012 and 2009, respectively, and the foreign research credit carry forwards start to expire in 2016. Approximately $0.6 million and $4.9 million of the federal and state

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax net operating loss carry forwards are attributable to excess tax benefits associated with stock option and other equity plans, the benefit of which will be credited to additional paid-in capital when and if realized, respectively.

In June 2006, the FASB issued FIN 48. This interpretation clarifies the accounting and disclosures relating to the uncertainty about whether a tax return position will ultimately be sustained by the tax authorities. The Company adopted this interpretation on December 31, 2006. As of December 29, 2007, there was no unrecognized tax benefits recorded. During 2008, $95,000 of unrecognized tax expenses relating to prior years’ were recorded, and the balance of unrecognized tax benefits at January 3, 2009 was $95,000. The total $95,000 of unrecognized tax benefits would favorably affect the effective income tax rate in any future periods if unrecognized.

The Company classifies interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. As of January 3, 2009, The Company had $7,000 accrued for estimated interest on the Company’s consolidated balance sheet. No penalties have been accrued as of January 3, 2009.

The Company’s U.S. federal returns for 2004 and prior years are no longer subject to examination. The Company’s state returns for years prior to 2003 are no longer subject to examination.

The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 4 to 6 years. Years still open to examination by foreign tax authorities in the Company’s major filing jurisdiction of Canada are 2003 through 2008.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases—In November 2006, the Company signed an operating lease for a 40,316 square foot facility to serve as the Company’s headquarters in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $2.2 million over the lease term. The stated term of the lease is six years and ten months, commencing on March 1, 2007. The Company can extend the lease an additional 3 years. Pursuant to the lease the Company is required to maintain a cash deposit of approximately $40,000 which is included in other assets in the accompanying consolidated balance sheets as of January 3, 2009.

The Company signed a seven-year operating lease, commencing in December 2006, for 117,500 square foot facility which serves as the Company’s manufacturing and warehouse facility in Fremont, California. Lease payments escalate annually and the total future minimum lease payments amount to $5.6 million over the lease term. The stated term of the lease is seven years, but the Company may extend the lease for an additional three years at 95% of the then current market rate. As part of this agreement, the Company is required to maintain a $100,000 cash deposit or an unconditional and irrevocable fully cash-collateralized letter of credit as a form of security. The cash deposit for the lease building is included in other assets in the accompanying consolidated balance sheet as of January 3, 2009.

In addition, the Company has operating leases for office space in New York City and Shanghai, China. The Company signed a five-year operating lease, commencing in September 2008 for a 3,694 square foot facility to serve as a sales and service office in New York City, New York. Lease payments remain flat for three years and escalate thereafter and the total future minimum lease payments amount to $1 million over the lease term. The Company also signed a three year operating lease commencing in February 2008 for a 12,830 square foot facility which serves as the Company’s international engineering office also known as our “Shanghai Technology Center” in Shanghai, China. Lease payments remain flat for the entire term of the lease and total future minimum lease payments amount to $0.4 million.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is the Company’s policy to record rent expense over the term of the lease using a straight-line method, including any rent holiday periods. Leasehold improvements are capitalized and amortized over the shorter of the estimated life of the improvements or the term of the lease.

Future minimum lease payments under operating leases are as follows (in thousands):

Year ending January 2, 2010	1,973
Year ending January 1, 2011	1,956
Year ending December 31, 2011	1,820
Year ending December 29, 2012	1,883
Year ending December 28, 2013	1,924
Thereafter	—

Total	$9,556

Total rent expense for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 was approximately 2.5 million, $2.2 million and $0.8 million respectively.

Purchase Commitments—In connection with supplier agreements, the Company agreed to purchase certain units of inventory and non-inventory through 2009. As of January 3, 2009, there was a remaining commitment of approximately $2.9 million and $4.6 million respectively.

Contingencies—The Company is subject to various legal proceedings and disputes that arise in the normal course of business. The Company does not know whether it will prevail in these matters nor can it assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, the Company believes that it has meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on its business, financial position, or future results of operations. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Effective December 31, 2006, the Company adopted the provisions of FIN 48. As of January 3, 2009, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of state income taxes and interest deductions was $95,000. As of January 3, 2009, the Company has accrued $7,000 of interest associated with its uncertain tax positions. No penalties associated with its uncertain tax positions have been accrued. The Company can not conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.

Indemnification Agreements—The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of January 3, 2009. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of January 3, 2009.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the Company’s short- and long-term investments as of January 3, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

(In thousands)	Level 1	Level 2	Level 3	Assets at fair value
Cash and cash equivalents	$171,954	$—	$—	$171,954
Long-term investments	—	—	8,664	8,664

Total	$171,954	$—	$8,664	$180,618

The Company’s Level 3 assets consist of long-term auction rate securities for which the Company used a discounted cash flow model to value these investments. There were no other financial instruments (asset or liability) requiring disclosure under SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), as of January 3, 2009 and December 29, 2007.

Our cash, short-term trade receivables and payables all have carrying amounts which approximate fair value, and we have neither short-term nor long-term debt.

Historically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. While the Company continues to earn interest on its ARS investments at the contractual rate, these investments are not currently trading and therefore do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At January 3, 2009, the Company’s investment advisors provided a valuation based on Level 3 inputs for the ARS investments. The investment advisors utilized a discounted cash flow approach to arrive at this valuation, which was corroborated by a separate and comparable discounted cash flow analysis prepare by the Company.

The assumptions used in preparing the discounted cash flow model include estimates, based on data available as of January 3, 2009, of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. The Company estimated a holding period of 36 months and a discount rate of 5.0%. The assumptions used in valuing the ARS’s are volatile and subject to change as the underlying sources of these assumptions and market conditions change.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets as of January 3, 2009, (in thousands):

December 29, 2007	$—
Unrealized loss included in other comprehensive loss	(392)
Transfers in to Level 3	9,125
Redemption at par value	(69)

January 3, 2009	$8,664

14. SUBSEQUENT EVENTS

In February 2009, the Board of Directors authorized a share repurchase program of up to $40 million of the Company’s common stock. The duration of the repurchase program is open ended. Under the program, the Company is able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, alternative investment opportunities, and other relevant considerations. The program may be discontinued at any time by the Board of Directors. Shares the Company repurchases will be held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

In January 2009, the company announced a reduction in its workforce of 15%. The costs of restructuring are not expected to be material.

In January, 2009, the Company was sued in the United States District Court, Northern District of California, in a matter captioned Dull v. Rackable, Inc. The complaint includes claims of violations of both (i) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. The allegations relate to the drops in the Company’s share price in early 2007 relating to their earnings reports for 2006 and Q4 2006.

In March 2009, the Company and certain of its present and former directors and officers were sued in the Superior Court of the State of California for Alameda County, in a shareholder derivative lawsuit captioned Milo v. Barton, et al, Case No. R30944-0474. The complaint alleges that the defendants engaged in various acts and omissions that resulted in the drops of the Company’s share price in early 2007, and asserts claims for alleged breaches of defendants’ fiduciary duties, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, disgorgement of unspecified compensation earned by the defendants, and an award of an unspecified amount for plaintiff’s costs and attorneys fees.

These lawsuits are still in their preliminary stages thus the Company is unable to determine the ultimate outcomes at this time. However, the Company believes it has meritorious defenses and intends to vigorously defend against them. No provision has been recorded in the consolidated financial statements for these matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), as of the close of the year ended January 3, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e). Disclosure controls and procedures are controls and procedures designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As discussed in more detail below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are ineffective as of January 3, 2009, due to a material weakness that we identified in internal control over financial reporting, specifically related to inventory valuation.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. In performing the assessment, our management has identified one material weakness in internal control over financial reporting as of January 3, 2009, as follows:

Inventory Valuation

During the year ended January 3, 2009, the Company did not perform certain of its designed controls over the period-end accounting process related to inventory valuation with sufficient precision, as evidenced by misstatements that were detected after management had completed its financial closing and reporting process related to the quarterly financial statements. Although the misstatements were not deemed to be individually material, their occurrence is indicative that the controls related to the inventory accounting process were not operating in an effective manner. Because the Company’s controls over the inventory accounting process had not operated consistently for a sufficient period of time, management has concluded that these internal control deficiencies constitute a material weakness in our internal control over financial reporting because there is a reasonable possibility that a material misstatement of the annual financial statements would not have been prevented or detected on a timely basis.

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of January 3, 2009. The Company’s independent registered public accounting firm has audited our internal control over financial reporting, as stated in their report, which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting in the fourth quarter of fiscal 2008, as described below that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses in Accounting for Income Taxes

During the year ended January 3, 2009, our management completed the corrective actions to remediate the material weakness in accounting for income taxes discussed in our 2007 Form 10-K. During the fourth quarter of fiscal 2008, our management’s testing of controls over accounting for income taxes indicated that the corrective actions put in place to remediate this material weakness have been implemented and are operating effectively. Therefore, we believe the previously reported material weakness related accounting for income taxes has been remediated as of January 3, 2009. In fiscal 2008, we completed the following remedial actions:

•	We hired a senior tax manager, with income tax accounting experience in public accounting and public companies, who oversees all income tax functions;

•	We redesigned our income tax calculation model to improve the data collection process and automate key components of the calculation of income taxes; and

•	We improved the quality and timing of our accounting close process and financial reporting to allow for increased preparation and review time.

Inventory Valuation

We are continuing the remediation efforts highlighted in our 2007 Form 10-K to remediate the material weakness in inventory valuation. These efforts will continue and include the following:

•	We are automating the key components of our calculation for the provision for excess and obsolete inventory and purchase price variances;

•	We are enhancing the training and education of our inventory and cost accounting personnel; and

•	We are improving our review processes for various calculations relating to inventory valuation.

Effectiveness of Controls

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rackable Systems, Inc.

Fremont, California

We have audited the internal control over financial reporting of Rackable Systems, Inc. and subsidiaries (the “Company”) as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•

During the year ended January 3, 2009, certain controls over period-end inventory accounting did not operate with sufficient precision. Misstatements were detected relating to inventory obsolescence and other reserves. Because the Company’s controls over the inventory accounting process had not operated consistently for a sufficient period of time, as of January 3, 2009, there is a reasonable possibility that a material misstatement of the interim and annual financial statements would not have been prevented or detected on a timely basis by the Company’s controls.

This material weaknesses was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 3, 2009, of the Company and this report does not affect our report on such consolidated financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 3, 2009, of the Company and our report dated March 18, 2009 expressed an unqualified opinion on those financial statements.

/S/ DELOITTE & TOUCHE LLP

San Jose, California

March 18, 2009

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the sections entitled “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct and Ethics” and “Information Regarding the Board of Directors and Corporate Governance” contained in our proxy statement for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) provided however, that the information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report under the heading “Executive Officers.”

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” and “Proposal 1—Election of Directors” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from the section entitled “Principal Accountant Fees and Services” in the Proxy Statement.

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
James D. Wheat Chief Financial Officer

Dated: March 18, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Mark J. Barrenechea, James D. Wheat and Maurice Leibenstern, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK J. BARRENECHEA Mark J. Barrenechea	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2009

/s/ JAMES D WHEAT James D. Wheat	Chief Financial Officer (Principal Financial Officer)	March 18, 2009

/s/ JONATHAN J. SKOGLUND Jonathan J. Skoglund	Controller and Principal Accounting Officer (Principal Accounting Officer)	March 18, 2009

/s/ CHARLES M. BOESENBERG Charles M. Boesenberg	Director	March 18, 2009

/s/ GARY A. GRIFFITHS Gary A. Griffiths	Director	March 18, 2009

/s/ MICHAEL W. HAGEE Michael W. Hagee	Director	March 18, 2009

/s/ DOUGLAS R. KING Douglas R. King	Director	March 18, 2009

/s/ HAGI SCHWARTZ Hagi Schwartz	Director	March 18, 2009

/s/ RONALD D. VERDOORN Ronald D. Verdoorn	Director	March 18, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant	S-1	2.1	333-122576	2/4/2005

2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto.	8-K	2.1	000-51333	8/30/2006

3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	000-51333	8/12/2005

3.2	Amended and Restated Bylaws.	8-K	3.2	000-51333	3/7/2008

4.1	Reference is made to Exhibits 3.1, and 3.2.

4.2	Form of Specimen Stock Certificate.	S-1A/2	4.2	333-122576	5/2/2005

10.1	Securities Purchase Agreement by and among the Registrant and the other purchasers set forth therein dated as of December 23, 2002, as amended through April 28, 2005.	S-1	10.1	333-122576	2/4/2005

10.2	Registration Agreement, dated December 23, 2002, by and among the Registrant and certain investors and founders named therein.	S-1	10.2	333-122576	2/4/2005

10.3	Amendment No. 1 to Registration Agreement, dated February 2, 2005, among the Registrant, Rackable Investment LLC and the founders named therein.	S-1	10.3	333-122576	2/4/2005

10.4	Amendment No. 2 to Registration Agreement, dated May 19, 2005, among the Registrant, Rackable Investment LLC and the founders named therein.	S-1A/4	10.44	333-122576	5/27/2005

10.5	Founders Repurchase and Rights Agreement, dated December 23, 2002, by and among Registrant, GNJ, Inc. (f.k.a. Rackable Systems, Inc.), Rackable Investments LLC and the founders named therein.	S-1	10.4	333-122576	2/4/2005

10.6	Amendment No. 1 to the Founders Repurchase and Rights Agreement, dated May 19, 2005, among the Registrant, Rackable Investments LLC and the founders named therein.	S-1A/4	10.43	333-122576	2/4/2005

10.7	Amendment to Registration Agreement and Founder Repurchase and Rights Agreement, dated November 16, 2005, by and among Registrant, Rackable Investment LLC, Parthenon Investors II, L.P. and the founders named therein.	S-1A/1	10.7	333-129573	11/17/2005

10.8*	Form of Indemnity Agreement entered into by Registrant with each of its directors and certain executive officers.	S-1	10.7	333-122576	2/4/2005

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
10.9*	2002 Stock Option Plan and form of related agreements.	S-1	10.8	333-122576	3/30/2005

10.10*	2005 Equity Incentive Plan.	S-1	10.9	333-122576	2/4/2005

10.11*	2005 Non-Employee Directors’ Stock Option Plan.	S-1	10.10	333-122576	2/4/2005

10.12*	2005 Employee Stock Purchase Plan.	S-1	10.11	333-122576	2/4/2005

10.13	Lease Agreement, dated as of November 27, 2001, by and between the Registrant and EOP-Industrial Portfolio, L.L.C.	S-1	10.12	333-122576	2/4/2005

10.14	First Amendment to Lease Agreement, dated as of April 22, 2004, by and between the Registrant and EOP-Industrial Portfolio, L.L.C.	S-1	10.13	333-122576	2/4/2005

10.15	Second Amendment to Lease Agreement dated October 26, 2005, by and between Registrant and RREEF America Reit II Corp. (as successor in interest to EOP-Industrial Portfolio, L.L.C.).	S-1	10.16	333-129573	11/9/2005

10.16*	Employment Agreement, dated as of December 23, 2002, by and between the Registrant and Giovanni Coglitore.	S-1	10.17	333-122576	2/4/2005

10.17*	First Amendment to the Employment Agreement, dated November 16, 2005, by and between Registrant and Giovanni Coglitore.	S-1A/1	10.27	333-129573	11/9/2005

10.18*	Executive Compensation Summary.					X

10.19	Director Compensation Arrangements.	10-K	10.31	000-51333	2/28/2007

10.20	Promissory Note dated December 31, 2004, issued by the Registrant to Giovanni Coglitore.	S-1	10.29	333-122576	2/4/2005

10.21	Stock Repurchase Agreement, dated February 2, 2005, between the Registrant and Giovanni Coglitore.	S-1	10.32	333-122576	2/4/2005

10.22*	Offer letter, dated August 18, 2004, from the Registrant to Hagi Schwartz.	S-1	10.35	333-122576	2/4/2005

10.23*	Offer letter, dated November 4, 2004, from the Registrant to Gary Griffiths.	S-1	10.37	333-122576	2/4/2005

10.24*	Offer letter dated March 18, 2005, from the Registrant to Ronald D. Verdoorn.	S-1A/2	10.42	333-122576	5/2/2005

10.25	Stockholders’ Voting Agreement by and among the Registrant, Rackable Investment LLC, GNJ, Inc., and the founders named therein dated December 23, 2002.	S-1	10.40	333-122576	2/4/2005

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
10.26*	Form of Stock Option Agreement under the 2006 New Recruit Equity Incentive Plan.	8-K	10.2	000-51333	1/30/2006

10.27*	Offer letter dated October 28, 2005 from the Registrant to Madhu Ranganathan.	10-K	10.58	000-51333	2/22/2006

10.28*	2006 Management Bonus Plan.	10-K	10.60	000-51333	2/22/2006

10.29	Amendment to Registration Agreement, dated February 28, 2006, by and between Rackable Systems, Inc., Rackable Investment LLC, Parthenon Investors II, L.P. and the founders named therein.	S-1/A1	10.8	333-131977	3/1/2006

10.30	Net Lease Agreement dated June 26, 2006 by and among Rackable Systems, Inc. and Fremont Landing Investors, LLC.	8-K	10.62	000-51333	8/25/2006

10.31*	Amended and Restated 2006 New Recruit Equity Inventive Plan.

10.32*	Executive Change in Control Benefit Plan and Form of Participation Notices.	8-K	10.1	000-51333	9/5/2006

10.33*	Form of Option Agreement and Grant Notices under the 2005 Equity Incentive Plan.	8-K	10.2	000-51333	9/5/2006

10.34*	Form of Stock Bonus Award Agreement and Grant Notice under the 2005 Equity Incentive Plan.	8-K	10.3	000-51333	9/5/2006

10.35	Loan Agreement, dated September 29, 2006, between Rackable Systems, Inc. and HSBC Bank USA, National Association.	8-K	10.01	000-51333	10/4/2006

10.36	Revolving Note, dated September 29, 2006 executed by the Company in favor of HSBC Bank USA, National Association.	8-K	10.02	000-51333	10/4/2006

10.37*	Form of Stock Option Agreement and Grant Notice with Outside Directors under the 2002 Stock Option Plan.	10-Q	10.10	000-51333	11/14/2006

10.38*	Form of Non-statutory Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan.	10-Q	10.11	000-51333	11/14/2006

10.39*	Separation Letter, executed as of December 7, 2006, by and between the Registrant and Tom Gallivan.	8-K	10.1	000-51333	12/11/2006

10.40*	Retention Agreement, dated January 9, 2007, by and between Rackable Systems, Inc. and Giovanni Coglitore.	8-K	10.1	000-51333	1/11/2007

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
10.41*	Retention Bonus Agreement, dated September 12, 2006, by and between Rackable Systems, Inc. and Giovanni Coglitore.	8-K	10.2	000-51333	1/11/2007

10.42*	First Amendment to Retention Bonus Agreement, dated January 9, 2007, by and between Rackable Systems, Inc. and Giovanni Coglitore.	8-K	10.3	000-51333	1/11/2007

10.43*	Offer Letter, dated August 21, 2006, by and between the Registrant and Charles Boesenberg.	10-K	10.6	000-51333	2/28/2007

10.44*	Offer Letter, dated November 17, 2006, by and between the Registrant and Mark Barrenechea.	10-K	10.61	000-51333	2/28/2007

10.45*	Change in Control Severance Benefit Plan.	8-K	10.1	000-51333	10/6/2006

10.46	Lease, dated November 1, 2006, between Renco Bayside Investors and the Registrant.	8-K	10.10	000-51333	11/6/2006

10.47*	Management Bonus Plan for the Second Half of 2007.	8-K	—	000-51333	9/8/2007

10.48	First Amendment to the Employment Agreement, dated September 19, 2007, by and between Rackable Systems, Inc. and Madhu Ranganathan.	8-K	10.1	000-51333	9/26/2007

10.49	Second Amendment to Employment Agreement, dated June 28, 2007, by and between Rackable Systems, Inc. and Giovanni Coglitore.	10-Q	10.7	000-51333	8/9/2007

10.50	Employment Agreement, dated August 22, 2007, by and between Rackable Systems, Inc. and Maurice Leibenstern	10-Q	10.5	000-51333	11/8/2007

10.51	First Amendment to Employment Agreement, dated September 19, 2007, by and between Rackable Systems, Inc. and Maurice Leibenstern	10-Q	10.6	000-51333	11/8/2007

10.52	Employment Agreement, dated May 24, 2007, between Rackable Systems Inc and Mark J. Barrenechea	8-K	10.1	000-51333	5/30/2007

10.53*	Officer Compensation Changes in First Quarter 2007	8-K	—	000-51333	1/31/2007

10.54*	Compensation arrangements in connection with April 29, 2007 management changes	8-K	—	000-51333	5/1/2007

10.55	Waiver and Amendment to Loan Agreement, dated March 31, 2007, between Rackable Systems, Inc. and HSBC Bank, USA National Association.	10-Q	10.7	000-51333	5/10/2007

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
10.56	Change in Compensation for Gautham Sastri	8-K	—	000-51333	5/1/2007

10.57	Separation Agreement, dated May 15, 2007, by and between Rackable Systems, Inc. and Tom Barton	8-K	10.1	000-51333	5/22/2007

10.58	Separation Agreement dated May 23, 2007, between Rackable Systems Inc and Todd Ford	8-K	10.1	000-51333	5/28/2007

10.59*	Form of 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	8-K	10.1	000-51333	6/8/2007

10.60*	Cash compensation arrangements with the non-employee Directors	10-Q	10.6	000-51333	8/9/2007

10.61*	Compensation Arrangements with Named Executive Officers	8-K		000-51333	2/6/08

10.62*	Compensation Arrangements with Named Executive Officers	8-K		000-51333	3/21/08

10.63*	Compensation Arrangements with Named Executive Officers	8-K		000-51333	4/3/08

10.64*	Compensation Arrangements with Named Executive Officers	8-K		000-51333	4/24/08

10.65*	Offer Letter made by Rackable Systems, Inc. to Jonathan J. Skoglund, dated October 14, 2008	8-K	10.1	0000-51333	11/28/08

10.66*	First Amendment to Employment Agreement, dated December 31, 2008, between Rackable Systems, Inc. and Mark J. Barrenechea	8-K	10.3	000-51333	1/6/09

10.67*	Second Amendment to Employment Agreement, dated November 17, 2008, between Rackable Systems, Inc. and Maurice Leibenstern					X

10.68*	First Amendment to Retention Agreement, dated December 31, 2008, between Rackable Systems, Inc. and Giovanni Coglitore	8-K	10.4	000-51333	1/6/09

10.69*	Employment Agreement, dated March 31, 2008, between Rackable Systems, Inc. and James Wheat					X

10.70*	Amendment #1 to Employment Agreement, dated March 31, 2008, between Rackable Systems, Inc. and James Wheat					X

10.71*	First Amendment to Employment Agreement, dated December 31, 2008, between Rackable Systems, Inc. and James Wheat	8-K	10.2	000-51333	1/6/09

10.72*	Amended and Restated Employment Agreement, dated December 30, 2008, between Rackable Systems, Inc. and Giovanni Coglitore	8-K	10.1	000-51333	1/6/09

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
10.73*		Offer Letter made by Rackable Systems, Inc. to Anthony Carrozza, dated January 24, 2008.					X

10.74	*	First Amendment to Employment Agreement dated December 23, 2008 between Rackable Systems, Inc. and Anthony Carrozza.					X

10.75	*	Third Amendment to Employment Agreement dated December 23, 2008 between Rackable Systems, Inc. and Maurice Leibenstern.					X

10.76	*	Offer Letter made by Rackable Systems, Inc. to David Yoffie, dated July 24, 2007.					X

10.77	*	Employment Agreement Restatement and Amendment #1 dated January 22, 2008 between Rackable Systems, Inc. and David Yoffie.					X

10.78	*	Second Amendment to Employment Agreement dated December 23, 2008 between Rackable Systems, Inc. and David Yoffie.					X

10.79	*	Offer Letter made by Rackable Systems, Inc. to Anthony Gaughan, dated June 19, 2007.					X

10.80	*	Employment Agreement Restatement and Amendment #1 dated January 23, 2008 between Rackable Systems, Inc. and Anthony Gaughan.					X

10.81	*	Separation Agreement, dated November 12, 2008, between Rackable Systems, Inc. and Anthony Gaughan.					X

21.1		Subsidiaries of the Company.					X

23.1		Consent of Independent Registered Public Accounting Firm.					X

24.1		Power of Attorney. (Included on the signature page hereto).

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X

32.1**		Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

*	Indicates a management contract or compensatory plan or arrangement.
**	The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Rackable Systems, Inc. for purposes of Section 18 of the Securities Exchange