Form 10-Q
period 2009-04-04
Rackable Systems, Inc.
filed 2009-05-14
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2009, there were 29,871,682 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	April 4, 2009	January 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$173,846	$171,954
Accounts receivable, net of allowance for doubtful accounts of $469 and $470 at April 4, 2009 and January 3, 2009, respectively	14,974	27,782
Inventories	38,161	50,051
Deferred cost of revenue	5	10,952
Prepaids and other current assets	6,392	4,872

Total current assets	233,378	265,611
Property and equipment, net	6,281	6,941
Long-term investments	7,386	8,664
Intangible assets, net	3,487	3,487
Other assets	672	790

Total assets	$251,204	$285,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,633	$21,639
Accrued expenses	11,582	10,886
Deferred revenue	5,181	16,771

Total current liabilities	29,396	49,296
Deferred income taxes	828	812
Deferred rent and other long-term liabilities	1,221	1,240
Deferred revenue	2,061	2,656

Total liabilities	33,506	54,004
Commitments and contingencies (note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 12,000 shares authorized and none outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 30,116 and 29,872 shares issued and outstanding respectively at April 4, 2009 and 29,955 shares issued and outstanding at January 3, 2009	30	30
Treasury stock at cost (244 shares at April 4, 2009 and none at January 3, 2009)	(1,022)	—
Additional paid-in capital	452,595	450,589
Accumulated other comprehensive loss	(1,655)	(277)
Accumulated deficit	(232,250)	(218,853)

Total stockholders’ equity	217,698	231,489

Total liabilities and stockholders’ equity	$251,204	$285,493

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	April 4, 2009	March 29, 2008
Revenue	$44,358	$67,801
Cost of revenue	41,659	50,220

Gross profit	2,699	17,581

Operating expenses:
Research and development	3,154	3,540
Sales and marketing	4,233	6,410
General and administrative	8,973	6,980

Total operating expenses	16,360	16,930

Income (loss) from operations	(13,661)	651
Total other income, net	102	2,030

Income (loss) from operations before income tax provision	(13,559)	2,681
Income tax provision from continuing operations	35	72

Net income (loss) from continuing operations	(13,594)	2,609
Net income (loss) from discontinued operations, net of tax	197	(3,375)

Net loss	$(13,397)	$(766)

Net income (loss) per share
Basic
Continuing operations	$(0.46)	$0.09
Discontinued operations	0.01	(0.12)

Basic net loss per share	$(0.45)	(0.03)

Diluted
Continuing operations	$(0.46)	$0.09
Discontinued operations	0.01	(0.12)

Diluted net loss per share	$(0.45)	(0.03)

Shares used in net loss per share
Basic	29,787	29,352

Diluted	29,787	29,453

See notes to these condensed consolidated financial statements.

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months ended
	April 4, 2009	March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,397)	$(766)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	814	1,723
Provision for doubtful accounts receivable	—	20
Deferred income taxes	16	(166)
Share-based compensation	1,626	3,457
Changes in operating assets and liabilities:
Accounts receivable	12,808	15,273
Inventories	12,087	13,114
Prepaids and other assets	(520)	6,807
Other long-term assets	91	—
Accounts payable	(9,019)	(25,438)
Sales tax payable	(1,716)	—
Accrued expenses and deferred rent	2,382	(4,656)
Income taxes payable	11	20
Deferred cost of sales	10,974	263
Deferred revenue	(12,185)	(191)

Net cash provided by operating activities	3,972	9,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(25,500)
Proceeds from sales and maturities of marketable securities	16	121,632
Purchases of property and equipment	(164)	(719)
Escrow payment for the acquisition of SGI	(1,000)	—
Expenditures for intangible assets	—	6

Net cash provided by (used in) investing activities	(1,148)	95,419

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of restricted stock	(178)	(285)
Purchase of treasury stock	(1,022)	—
Proceeds from issuance of common stock upon exercise of stock options	7	80
Proceeds from issuance of common stock upon ESPP purchase	376	677

Net cash provided by (used in) financing activities	(817)	472

Effect of exchange rate changes on cash and cash equivalents	(115)	(33)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,892	105,318
CASH AND CASH EQUIVALENTS—Beginning of period	171,954	49,897

CASH AND CASH EQUIVALENTS—End of period	$173,846	$155,215

NON CASH INVESTING AND FINANCING ACTIVITIES:
Fixed asset expenditures in accounts payable	$13	$49

Unrealized loss, net on investments	$(1,286)	$(349)

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid (refunded) for income taxes	$26	$(472)

See notes to these condensed consolidated financial statements

RACKABLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS

Rackable Systems, Inc. (“Rackable Systems”, “we” or the “Company”) was incorporated in the state of Delaware in December 2002 in connection with the acquisition of substantially all the assets and liabilities of Rackable Systems’ predecessor company referred to herein as Old Rackable. The Company has subsidiaries in the United Kingdom, Canada, Hong Kong, Ireland and the People’s Republic of China (“PRC”). The Company’s headquarters are located in Fremont, California. The principal business of the Company is the design, manufacture and implementation of highly scalable compute servers and high-capacity storage systems, which are sold to customers such as large internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas, biotechnology and pharmaceuticals.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements included herein have been prepared on a consistent basis with the January 3, 2009 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. These financial statements also have been prepared in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with the generally accepted accounting principles in the United States of America (“US GAAP”) have been omitted in these interim statements as allowed by such SEC rules and regulations. However, management believes that the disclosures herein are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended January 3, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2009.

Fiscal Year. The Company has a 52-week fiscal year ending on the Saturday nearest to December 31 with 13 week quarters ending on the last Saturday of the period. Fiscal 2009 will end on January 2, 2010. Fiscal 2008 ended on January 3, 2009, comprised of a 53-week fiscal year, with the fourth quarter expanded to 14 weeks. The first quarters of fiscal 2009 and fiscal 2008 ended on April 4, 2009 and March 29, 2008, respectively.

Basis of Consolidation. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Foreign Currency Transactions. The Company uses the U.S. dollar as its functional currency for its foreign operations and therefore translation of its financial statements is not required. Currency transaction gains (losses) are recognized in current operations resulting from translating its financial statements at the reporting date. Assets and liabilities denominated in non-U.S. dollars are re-measured into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expenses are translated at average exchange rates in effect during each period. Translation adjustments are included in stockholders’ equity in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

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

Marketable Securities. The Company accounts for marketable securities in accordance with the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company classifies marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each consolidated balance sheet date. Our marketable securities include U.S Treasury notes, commercial paper, corporate bonds, government securities and auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years.

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and were not material for the three months ended April 4, 2009 and March 29, 2008, respectively. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

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

Inventories. Inventories, consisting primarily of server chassis, hard drives, microprocessors, memory chips, cooling fans and other equipment used in the manufacture of networked servers, are stated at the lower of first-in, first-out cost or market. Cost components include materials, labor and manufacturing overhead costs.

We assess the valuation of our inventory, including demonstration inventory, on a quarterly basis based upon estimates about future demand and actual usage. To the extent that we determine that we are holding excess or obsolete inventory, we write down the value of our inventory to its net realizable value. Such write-downs are reflected in cost of revenue.

In our inventory valuation analysis, we also include inventory that we could be obligated to purchase from our suppliers. To the extent that our committed inventory purchases exceed our forecasted production needs, we accrue the losses on those inventories by taking a charge to cost of revenue and increasing our supplier liability.

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

Restructuring Charges. The Company recognizes restructuring costs resulting from excess manufacturing or administrative facilities that it chooses to close or consolidate, as well as from other exit activities. In connection with the Company’s exit activities, the Company records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges are incurred pursuant to formal plans developed and approved by management and accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. When applicable, employee termination costs are recorded pursuant to SFAS No. 112, “Employer’s Accounting for Postemployment Benefits”. Pursuant to SFAS No. 112, restructuring costs related to employee severance are recorded when probable and estimable. The recognition of restructuring charges requires the Company’s management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property, plant and equipment to be disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring charges or to reduce the amount of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed.

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

Share-based Compensation. The Company accounts for its employee stock purchase and stock incentive plans under the provisions of SFAS No. 123 (revised 2004), Share-Based Compensation, (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the fair value of share-based compensation in net income. The fair values of the Company’s stock options and employee stock purchase plan awards are estimated using the Black-Scholes valuation model. Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with APB No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”), and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). Under APB No. 25, compensation cost was recognized based on the difference, if any, between the fair value of the Company’s common stock on the date of grant and the amount an employee must pay to acquire the stock. Compensation cost was recorded in accordance with FIN 28, using the multiple-option approach. Under SFAS No. 123R, compensation expense for those options prior to the adoption of SFAS No. 123R continue to be expensed on the same basis as they were prior to its adoption, reduced for estimated forfeitures.

Research and Development. Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

Accounting for Income Taxes. The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.

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

Recently Issued Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company expects to adopt SFAS No. 141(R) and is currently evaluating the potential impact, of the adoption of SFAS No. 141(R) on its consolidated results of operations or financial position.

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

In April 2009, the FASB issued FASB Staff Positions (FSPs) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, and FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. These FSPs address concerns about (1) recording impairment charges on investments in debt instruments, (2) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (3) disclosure of fair values of certain financial instruments in interim financial statements. These FSPs are effective for interim and annual periods ending after June 15, 2009. The Company believes that the adoption of these FSPs will not have material impact on the Company’s consolidated results of operations or financial position.

3. BALANCE SHEET

Short-and Long-Term Investments

At January 3, 2009 and April 4, 2009, all of the Company’s marketable debt securities were classified as available-for-sale and were carried at fair market value. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par subject to a successful interest rate reset.

Beginning in the first and second quarters of fiscal year 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. Our auction rate securities consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the U.S. Department of Education. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within accumulated other comprehensive loss of approximately $1.7 million at April 4, 2009 related to these auction rate securities. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified all of its auction rate securities ($7.4 million, net of unrealized loss) as long-term assets in our condensed consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.

The Company utilized the guidance and procedures as provided by SFAS No. 157 in determining the current fair value. The Company also relied on the more recent guidance provided by FSP 157-3 for assessing fair value in inactive markets. Such guidance confirms the unchanged measurement objective: to determine the exit price at the balance sheet date for an orderly transaction that is not a forced liquidation or distressed sale. As required, the Company’s measurement included appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.

We determined that this decline and duration represents a temporary impairment based on the FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1/124-1”).

Among the factors used in this determination were the following:

•	The decline in the auction rate securities was not attributable to adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;

•	Management possesses both the intent and the ability to hold these security for a period of time sufficient to allow for any anticipated recovery in fair value;

•	The underlying financial condition of the issuers has not deteriorated; and

•	All scheduled interest payments have been made pursuant to the reset terms and conditions.

The Company has the positive intent and ability to hold these securities until their value recovers, and has not sold any at a loss. The Company’s valuation model assumes that a liquidity event will occur within the next 36 months.

The unrealized losses on available-for-sale securities are recorded in accumulated other comprehensive loss. Long-term investments consisted of the following (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Aggregate Fair Value
April 4, 2009
Long-term investments-auction rate securities	9,056		(1,670)	7,386

Total investments	$9,056	$—	$(1,670)	$7,386

January 3, 2009
Long-term investments-auction rate securities	9,056	—	(392)	8,664

Total investments	$9,056	$—	$(392)	$8,664

Fair Value Measurements

The financial assets of the Company measured at fair value on a recurring basis are cash and cash equivalents and long-term investments. The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s long-term investments are classified within Level 3 of the fair value hierarchy because they are valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

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

The following table sets forth the Company’s long-term investments as of April 4, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

	Level 1	Level 2	Level 3	Assets at fair value
Cash and cash equivalents	$173,846	$—	$—	$173,846
Long-term investments	—	—	7,386	7,386

Total	$173,846	$—	$7,386	$181,232

The Company’s Level 3 assets consist of long-term auction rate securities, which the Company used a discounted cash flow model to value.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial assets as of
April 4, 2009, (in thousands):

Balance, January 3, 2009	$8,664
Unrealized loss included in other comprehensive loss	(1,278)

Balance, April 4, 2009	$7,386

Accounts Receivable, net

Accounts receivable from Amazon, Microsoft and Getco accounted for 41%, 13% and 14%, respectively, of total accounts receivable at April 4, 2009. Accounts receivable from Microsoft, Amazon and Getco accounted for 39%, 27%, and 11% respectively, of total accounts receivable at January 3, 2009.

Revenue from customers representing 10% or more of total revenue was as follows:

	Three months ended
	April 4, 2009	March 29, 2008
Amazon	34%	25%
Facebook	*	17%
Microsoft	29%	15%
You Tube	*	12%

*	indicates less than 10% for the period.

A summary of the activity in the reserves relating to doubtful accounts receivable and sales returns is as follows (in thousands):

	January 3, 2009	Additions	Reductions	April 4, 2009
Allowance for Doubtful Accounts	$470	$—	$(1)	$469
Sales Return Reserve	$249	$13	$(60)	$202

Inventories

Inventories consist of the following (in thousands):

	April 4, 2009	January 3, 2009
Finished goods	$2,517	$11,438
Work in process	2,521	771
Raw materials	33,123	37,842

Total inventories	$38,161	$50,051

Prepaid and other current assets

Prepaid and other current assets consist of the following (in thousands):

	April 4, 2009	January 3, 2009
Prepaid taxes	$3,361	$3,442
Other prepaid expenses	3,031	1,430

Total prepaid and other current assets	$6,392	$4,872

Property and Equipment, net consist of the following (in thousands):

	April 4, 2009	January 3, 2009
Leasehold improvements	$2,168	$2,160
Manufacturing equipment	4,440	4,490
Furniture and fixtures	911	911
Computer equipment and software	7,655	7,600
Construction in progress	85	78
Vehicles	105	104

	15,364	15,343
Less accumulated depreciation and amortization	(9,083)	(8,402)

Total property and equipment, net	$6,281	$6,941

Depreciation and amortization expense of property and equipment for the three months ended April 4, 2009 and March 29, 2008 was $0.8 million and $0.9 million, respectively.

Intangible Assets, net

In December 2002, as a part of the acquisition of Old Rackable, the Company recorded an intangible asset allocated to tradename in the amount of $3.5 million. This intangible asset is not amortizable.

Long-lived assets with a determinable economic life are tested for recoverability whenever events or circumstances indicate that their carrying amounts may not be recoverable. In the three months ended April 4, 2009 and March 29, 2008, amortization of intangible assets was none and $0.9 million, respectively. Amortization is computed using the straight-line method over the estimated useful life of the intangible asset. The Company expects no further amortization of the acquired intangible assets.

Warranty Accrual

The changes in our warranty accrual for are as follows (in thousands):

	Three months ended
	April 4, 2009	March 29, 2008
Balance—beginning of period	$2,789	$2,038
Current period accrual	363	428
Warranty expenditures charged to accrual	(514)	(105)

Balance—end of period	$2,638	$2,361

Accrued expenses consist of the following (in thousands):

	April 4, 2009	January 3, 2009
Accrued payroll and related expenses	$2,688	$3,074
Accrued warranty	2,638	2,789
Accrued sales and use tax	235	1,951
Accrued commission	378	660
Other accrued expenses	5,643	2,412

Total accrued expenses	$11,582	$10,886

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following (in thousands):

Accumulated Other Comprehensive Loss
January 3, 2009	$(277)
Change in unrealized loss on investments	(1,263)
Change in cumulative translation adjustment	(115)

April 4, 2009	$(1,655)

4. EARNINGS PER SHARE

In accordance with SFAS No.128, Earnings Per Share, basic net loss per common share has been computed by using the weighted average number of shares of common stock outstanding during the period, less the shares subject to repurchase. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three months ended
	April 4, 2009	March 29, 2008
Numerators:
Income (loss) from continuing operations	(13,594)	2,609
Net income (loss) from discontinued operations, net of tax	197	(3,375)

Net loss	$(13,397)	$(766)

Denominators:
Weighted-average shares - Basic	29,787	29,352
Potential dilutive shares	—	100

Weighted-average shares - Diluted	29,787	29,452
Net income (loss) per share
Basic
Continuing operations	(0.46)	0.09
Discontinued operations	0.01	(0.12)

Basic net income (loss) per share	$(0.45)	$(0.03)

Diluted
Continuing operations	(0.46)	0.09
Discontinued operations	0.01	(0.12)

Diluted net income (loss) per share	$(0.45)	$(0.03)

For the three months ended April 4, 2009 and March 29, 2008 the Company had stock options outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these stock options were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. The number of such outstanding stock options were as follows:

	Three months ended
	April 4, 2009	March 29, 2008
Stock options	3,156,238	2,882,150

5. SHARE-BASED COMPENSATION

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

Determining Fair Value

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the following periods:

	Three months ended
	April 4, 2009	March 29, 2008
Option Plan Shares
Risk-free interest rate	1.8%	2.8%
Volatility	63.5%	59.9%
Weighted average expected life (in years)	5.0	5.27
Weighted average fair value	$2.10	$12.83
ESPP shares
Risk-free interest rate	0.7%	2.0%
Volatility	68.0%	52.7%
Weighted average expected life (in years)	1.25	1.25
Weighted average fair value	$1.66	$9.35

The computation of expected life is based on an analysis of the relevant industry sector post-vest termination rates and the exercise factors. The expected volatility is based on a combination of the implied and historical volatility for both the Company and its peer group. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s share-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available term maturities. As stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.

Share-Based Compensation Expense

The following table shows total share-based compensation expense included in the condensed consolidated statement of operations (in thousands):

	Three months ended
	April 4, 2009	March 29, 2008
Cost of revenue	$117	$302
Research and development	294	642
Selling and marketing	369	649
General and administrative	904	1,699

Continuing operations	1,684	3,292
Discontinued operations	(58)	165

Total operations	$1,626	$3,457

As required by SFAS 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options and Restricted Stock Awards Activity

A summary of stock option activity for the three months ended April 4, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
Balance at January 3, 2009	3,205,373	$12.24
Options granted	188,000	3.91
Options exercised	(5,223)	1.34
Options cancelled	(231,912)	12.31

Balance at April 4, 2009	3,156,238	$11.76	8.06	$111,701

Vested and expected to vest at April 4, 2009	2,737,070	$11.97	7.93	$93,371

Exercisable at April 4, 2009	1,290,276	$12.73	7.06	$51,461

The total intrinsic value of options exercised for the three months ended April 4, 2009 and March 29, 2008 was zero and $0.2 million, respectively.

As of April 4, 2009 there was $5.6 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.37 years.

The following table summarizes the Company’s restricted stock awards (“RSA”) activity for the three months ended April 4, 2009.

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 3, 2009	128,126	$14.75
Released	(13,593)	14.95

Balance at April 4, 2009	114,533	$14.72

As of April 4, 2009 there was $2.1 million of total unrecognized compensation cost related to RSA. That cost is expected to be recognized over a weighted average period of 2 years.

The following table summarizes the Company’s restricted stock units (“RSU”) activity for the three months ended April 4, 2009.

	Shares	Aggregate Intrinsic Value
Balance at January 3, 2009	1,043,785	$4,289,956
Released	(100,544)
Forfeited	(98,045)

Balance at April 4, 2009	845,196	$3,473,756

Vested and expected to vest at April 4, 2009	656,303	$2,697,405

As of April 4, 2009 there was $7.7 million of total unrecognized compensation cost related to RSU. That cost is expected to be recognized over a weighted average period of 2.6 years.

During the three months ended April 4, 2009, 45,337 shares of common stock were delivered to the Company in payment of $0.2 million of withholding tax obligations arising from the release of RSA and RSU. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date.

At April 4, 2009, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP not yet recognized was approximately $0.5 million. This cost will be amortized on a straight-line basis over approximately 1.25 years.

The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP during the three months ended April 4, 2009 and March 29, 2008.

	April 4, 2009	March 29, 2008
Shares issued	99,603	85,433

Weighted-average purchase price per share	$3.77	$9.35

6. STOCK REPURCHASE

In February 2009, our Board of Directors authorized a share repurchase program of up to $40 million of our common stock. Under the program, we are able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The program was discontinued in April of 2009. During the quarter ended April 4, 2009, we repurchased and held in treasury 243,695 shares of outstanding common stock for a total of $1.0 million, including expenses. Such repurchases were accounted for at cost and reflected as treasury stock in the accompanying balance sheet.

7. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—Effective September 1, 2003, Rackable Systems established a 401(k) retirement plan covering substantially all employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. The Company can make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $0.05 and $0.1 million for the three months ended April 4, 2009 and March 29, 2008, respectively.

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

In accordance with SFAS No. 144, the abandonment of the Rapidscale product line qualifies as a discontinued operation. Accordingly, the results of operations of the Rapidscale product line have been reclassified and included in “discontinued operations, net of tax”, within the Consolidated Statements of Operations for the three months ended April 4, 2009 and March 29, 2008 respectively.

Results of discontinued operations (in thousands):

	April 4, 2009	March 29, 2008
Revenue	$174	$165
Cost of revenue	70	26

Gross profit	104	139
Operating expenses
Research and Development	4	3,556
Sales and marketing	—	65
General and administrative	15	60

Total operating expenses	19	3,681
Income (loss) from discontinued operations	85	(3,542)
Other income (expense), net	112	—

Income (loss) from discontinued operations before taxes	197	(3,542)
Benefit from income taxes	—	(167)

Net income (loss) from discontinued operations, net of tax	$197	$(3,375)

9. DEFERRED REVENUE AND DEFERRED COST OF GOODS SOLD

At April 4, 2009, the Company had total deferred revenue of $7.2 million, this deferred revenue includes product revenue of $0.4 million. These product deferrals are related to shipments to customers pending acceptance or deferrals related to sales which did not qualify for immediate revenue recognition. The remaining deferred revenue of $6.8 million pertains to revenue from maintenance and extended warranty arrangements that are recognized ratably over the contract period and professional support services which had not been completed as of the balance sheet date. Deferred product costs associated with deferred revenue were not significant at April 4, 2009.

At January 3, 2009, the Company had total deferred revenue of $19.4 million, this deferred revenue included product revenue of $12.2 million. These product deferrals are related to shipments to customers pending acceptance or deferrals related to sales which did not qualify for immediate revenue recognition. The remaining deferred revenue of $7.2 million pertains to revenue from maintenance and extended warranty arrangements that are recognized ratably over the contract period and professional support services which had not been completed as of the balance sheet date. Deferred product costs associated with deferred revenue were $11 million at January 3, 2009.

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

	Three months ended
	April 4, 2009	March 29, 2008
Domestic revenue	$36,376	$62,789
International revenue	7,982	5,012

Total revenue	$44,358	$67,801

Sales revenue by major product line were as follows (in thousands):

	Three months ended
	April 4, 2009	March 29, 2008
Compute servers	$33,204	$55,172
Storage systems	11,154	12,629

Total revenue	$44,358	$67,801

Over 90% of the Company’s property, plant and equipment were located in the United States for the periods ended April 4, 2009 and March 29, 2008.

11. INCOME TAXES

The Company recorded a tax provision of $35,000 for the three months ended April 4, 2009. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months ended April 4, 2009 was due primarily to increases in the valuation allowance for deferred tax assets and income taxes related to foreign operations.

There were no material changes to unrecognized tax benefits determined in accordance with FASB Interpretation No. 48 (“FIN 48) for three months ended April 4, 2009.

The Company recorded a tax expense of $72,000 for the three months ended March 29, 2008. The effective tax rate used to record the tax benefit differed from the combined federal and net state statutory income tax rate for the three months ended March 29, 2008 due primarily to an increase in the valuation allowance for domestic deferred tax assets.

12. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under operating leases are as follows (in thousands):

Nine months ending January 2, 2010	$1,485
Year ending January 1, 2011	1,956
Year ending December 31, 2011	1,820
Year ending December 29, 2012	1,883
Year ending December 28, 2013	1,924
Thereafter	—

Total	$9,068

Total rent expense for the three months ended April 4, 2009 and March 29, 2008 was approximately $0.6 million and $0.7 million, respectively.

Purchase Commitments—In connection with supplier agreements, the Company agreed to purchase certain units of inventory and non-inventory items through 2009. As of April 4, 2009, these remaining commitments were approximately $5.0 million and $3.3 million respectively.

Indemnification Agreements—The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of April 4, 2009. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of April 4, 2009.

13. RESTRUCTURING CHARGES

The Company incurred severance costs of $0.3 million during the quarter ended April 4, 2009 related to a reduction in force which occurred in January 2009. There were no such charges in the quarter ended March 29, 2008. The severance costs were charged to cost of sales, research and development, sales and marketing as well as general and administration expenses and were paid in full during the quarter ended April 4, 2009.

14. SUBSEQUENT EVENTS

On May 8, 2009, the Company acquired the assets and assumed certain liabilities of Silicon Graphics, Inc., for a purchase price of approximately $42.5 million in cash. The transaction was completed on May 8, 2009, subject to certain closing conditions set forth in the agreement. During the quarter ended April 4, 2009, the Company incurred approximately $3.5 million of costs related to this acquisition, which have been included in general and administrative expenses in the accompanying statement of operations.

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

“Rackable Systems,”, “Eco-Logical”,”MicroSlice”, “OmniStor”, “RapidScale”, ”CloudRack”, “Roamer”, “Concentro”, “ICE Cube” and the Rackable Systems logo are trademarks or registered trademarks of Rackable Systems, Inc. All other trademarks or service marks appearing in this report are trademarks or service marks of their respective owners.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended January 3, 2009, contained our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009.

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

We have developed innovative technologies in the areas of chassis and cabinet design, power distribution techniques and hardware-based remote management technology. We offer compute servers using our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. In August 2004, we expanded our product line of compute servers, which we designed to further increase density levels, improve thermal management, and enhance cable management and system serviceability. In September of 2007, we released the newest generation of our modular data center products, known as “ICE Cube,” designed to augment or replace traditional brick-and-mortar data centers of any size and is ideal for data centers facing power and space limitations. We also sell low-cost, high-capacity storage servers, which leverage many of our core compute server technologies, to help enterprises cost-effectively meet their increasing data storage requirements. Our storage servers represented approximately 25.1% and 18.6% of our revenue in the three months ended April 4, 2009 and March 29, 2008 respectively. In addition, we selectively use reseller and OEM relationships to provide additional compute server and storage offerings that our customers may request. Service revenues were approximately 6% and 3.2% of total revenues in the three months ended April 4, 2009 and March 29, 2008, respectively.

We market our systems primarily through our direct sales force predominantly to enterprises within the United States. In the three months ended April 4, 2009 and March 29, 2008, international sales were approximately 18.0% and 7.4% of our revenues respectively. We are in the early stages of developing an international sales and operational presence, focusing initially on Europe and China. We focus our sales and marketing activities on enterprises that typically purchase hundreds of servers and tens or hundreds of terabytes of storage per year. To date, we have sold our products to over 600 customers. In the three months ended April 4, 2009 we added 25 new customers. We have concentrated our marketing efforts on leading Internet companies, as well as customers with high-performance computing requirements in vertical markets such as semiconductor design, enterprise software, federal government, media, financial services, oil and gas exploration, biotechnology and pharmaceuticals.

2009 Business Events and Trends

First Quarter 2009 Business and Financial Highlights

•	We repurchased approximately $1 million of the Company’s shares through the share repurchase program announced in February 2009.

•

The Company’s lower gross margin was primarily attributed the significant revenue mix of our large Internet data center business , reducing high-cost inventories of certain components through aggressive pricing, and increased competitive pressure from various server vendors offering aggressive deals during the quarter.

•

We introduced and delivered evaluation units of CloudRack™ C2, a unified cabinet that combines extreme densities with breakthrough energy efficiency for cluster computing. CloudRack C2 delivers dramatic bottom-line savings by eliminating “stranded power” with innovative Power XE™ technology for maximum power usage, cooling efficiency and staggering server densities.

•

We experienced a significant decrease overall in share based compensation expense due to a declining stock price and employee turnover. Share based compensation expense from both continuing and discontinued operations decreased by approximately $1.9 million from $3.5 million in the three months ended March 29, 2008 to $1.6 million for the three months ended April 4, 2009.

•

Subsequent to the end of the quarter the Company received court approval to acquire substantially all the assets of Silicon Graphics, Inc., “SGI” for $42.5 million in cash, plus the assumption of certain liabilities associated with the acquired assets. The acquisition was completed on May 8, 2009.

Fiscal Periods

We have a 52-week fiscal year ending on the Saturday nearest to December 31, with 13 week quarters ending on the last Saturday of the period. The first quarter of our fiscal year 2009 ended on April 4, 2009. The first quarter of our fiscal year 2008 ended on March 29, 2008. Fiscal year 2008, which had 53 weeks and a fourth quarter of 14 weeks, ended on January 3, 2009.

Critical Accounting Policies

Our critical accounting policies are discussed in our Annual Report on Form 10-K for our fiscal year ended January 3, 2009, and there have been no material changes to these policies during the three months ended April 4, 2009.

Significant Judgments and Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses. These estimates and judgments are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, as well as management’s knowledge about current events and expectation about actions that we may undertake in the future. Actual results could differ materially from those estimates. Our significant judgments and estimates are discussed in our Annual Report on Form 10K for our fiscal year ended January 3, 2009 and there have been no material changes to these policies during the three months ended April 4, 2009.

Results of Operations

The following table sets forth our financial results for the three ended April 4, 2009 and March 29, 2008, as a percentage of revenue.

	Three months ended
	April 4, 2009	March 29, 2008
Revenue	100%	100%
Cost of revenue	93.9	74.1

Gross profit	6.1	25.9
Operating expenses:
Research and development	7.1	5.2
Sales and marketing	9.5	9.5
General and administrative	20.2	10.3

Total operating expenses	36.8	25.0

Income (loss) from operations	-30.7	0.9
Total other income, net	0.2	3.0

Income (loss) from operations before income tax provision	-30.5	3.9
Income tax provision from continuing operations	0.1	0.1

Net income (loss) from continuing operations	-30.6	3.8
Net income (loss) from discontinued operations, net of tax	0.4	-5.0

Net loss	-30.2%	-1.2%

Comparison of the three months ended April 4, 2009 and March 29, 2008

Revenue.

	Three months ended		Change
	April 4, 2009	March 29, 2008
			$	%
	(in thousands, except percentages and units shipped)
Revenue	$44,358	$67,801	$(23,443)	(35)%
Units Shipped	9,610	16,829	(7,219)	(43)%

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

The decline in revenue for the quarter ended April 4, 2009, compared to the quarter ended March 29, 2008, was primarily due to the 43% decrease in units shipped during the quarter. The decline in units shipped reflects the economic downturn which we believe has impacted the timing of our customers’ buying decisions. The average selling price for the quarter increased 14.1% reflecting customer and product configuration mix changes. However, overall, we expect average selling prices for similar products to decline over time as competitive pricing pressure increases, and our products mature in the market and are replaced with new products with increased performance and superior features.

Cost of revenue and gross profit.

	Three months ended
	April 4, 2009	March 29, 2008	$ Change
	(in thousands, except percentages)
Cost of revenue	$41,659	$50,220	$(8,561)
Gross profit	$2,699	$17,581	$(14,882)
Gross margin	6.1%	25.9%	n/a

The Company’s lower gross margin for the three months ended April 4, 2009 as compared to the prior year was primarily attributed to the significant revenue mix of our large internet data center business; reducing high-cost inventories of certain components through aggressive pricing and increased competitive pressure from various server vendors offering aggressive deals during the quarter.

Changes in customer and product mix, pricing actions by our competitors and commodity prices that comprise a significant portion of cost of revenue, significantly impact our gross margin from period to period. In addition, significant shifts in technology and declining shipments and revenues will depress gross profits and gross margin because certain manufacturing costs are fixed or semi-variable in nature and we may not be able to reduce them in proportion to the reductions in our revenues.

Operating expenses

	Three months ended		Change
	April 4, 2009	March 29, 2008
			$	%
	(in thousands, except percentages)
OPERATING EXPENSES:
Research and development	$3,154	$3,540	$(386)	(11)%
Sales and marketing	4,233	6,410	$(2,177)	(34)%
General and administrative	8,973	6,980	$1,993	29%

	$16,360	$16,930	$(570)

Research and development expense.

Research and development expense consists primarily of employee, contractor, and related personnel costs, new component testing and evaluation, test equipment, new product design and testing and other product development activities. The decrease in research and development expenses for the quarter ended April 4, 2009 compared to prior year was primarily due to a decrease in share based compensation expense, lower material usage related to the development of future product lines and a decrease in consulting and professional services. The decrease was partially offset by an higher depreciation expense as a result of the addition of test systems to support engineering activities. We expect research and development expense to remain flat, or slightly increase in absolute dollars, in future periods.

Sales and marketing expense.

Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees and salaries paid to our sales engineers who work with our sales and marketing employees to help determine the components and configuration requirements for new products. We also incur marketing expenses for marketing activities such as trade shows, direct mail and print advertising.

The decrease in sales and marketing expenses for the quarter ended April 4, 2009 compared to the quarter ended March 29, 2008, was primarily due to lower commission and sales expense due to lower revenue, lower compensation and related expenses due to decreased headcount and reduced share-based compensation expense due to the decline in our stock price and employee turnover. The Company also experienced lower compensation expense due to a decrease in headcount from the reduction in force in January as well lower recruiting fees during the quarter.

We expect to redeploy our sales and support organizations to focus on key verticals such as federal, oil and gas, media and entertainment, financial services and geographic markets, as well as the markets presented by the SGI acquisition. We expect sales and marketing expenses to remain flat or slightly increase in absolute dollars in future periods.

General and administrative expense.

General and administrative expense consists primarily of salaries and overhead of our administrative staff as well as legal costs. The increase in general and administrative expense for the quarter ended April 4, 2009 compared to the comparable period in 2008 was primarily due to consulting fees for business advisory services and legal fees related to the SGI acquisition of approximately $3.5 million. The increase was partially offset by reduced share-based compensation costs due to employee turnover and decline in stock price.

We will continue to focus on cost control in fiscal 2009 and expect our general and administrative expenses to increase in future periods as we begin to integrate the operations of SGI and Rackable.

Other income, net.

	Three months ended		Change
	April 4, 2009	March 29, 2008
			$	%
(in thousands, except percentages)
Other income, net:	$102	$2,030	$(1,928)	(95)%

The decrease in other income (expense), net was primarily due to the fact that substantially all of our investment portfolio was invested in U.S Treasury securities as well as money market funds which carried lower rates of return than those securities held in the quarter ended March 29, 2008.

Provision for income taxes

	Three months ended		Change
	April 4, 2009	March 29, 2008
			$	%
(in thousands, except percentages)
Tax provision from continuing operations	$35	$72	$(37)	(51)%

We recorded a tax provision of $35,000 for the three months ended April 4, 2009 that was due primarily to income taxes related to foreign operations. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months ended April 4, 2009 due primarily to increases in the valuation allowance for deferred tax assets.

The income tax provision for the three months ended March 29, 2008 was $72,000 due primarily to an increase in the valuation allowance for domestic deferred tax assets.

Income (Loss) from Discontinued Operations

During fiscal 2008, we classified our Rapidscale product line as a discontinued operation as a result of discontinuing this product line. Our decision was a result of a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms.

We do not believe this discontinued operation will negatively impact our future results of operations. The revenue contribution from this product line was not significant at $0.2 million for both the quarters ended April 4, 2009 and March 29 2008, respectively.

Liquidity and Capital Resources

Liquidity

Historically, we have required capital principally to fund our working capital needs. We anticipate that our cash and cash equivalents as of April 4, 2009 will be sufficient to meet our working capital requirements and technology development projects for at least the next 12 months. We had $173.8 million of cash and cash equivalents at April 4, 2009 versus $172.0 million in cash and cash equivalents at January 3, 2009. At April 4, 2009, we held $7.4 million of long-term investments consisting of various auction rate municipal bonds and variable rate municipal demand notes (“ARS”). The majority of these securities were collateralized by guaranteed student loans, and insured or reinsured by the federal government. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted the markets where our auction rate securities would be offered. For additional information related to our investments in ARS investments see Note 3 in our Consolidated Financial Statements in this Form 10-Q. The adequacy of these resources to meet our liquidity needs beyond the next 12 months will depend on our growth, operating results and capital expenditures required to meet demand for our products. If we fail to reduce cash consumed by operations, or generate additional cash from our operations on a timely basis, we may not have the cash resources required to run our business and we may need to seek additional sources of funds to meet our needs. In the short-term we expect to use $42.5 million for the purchase of SGI and will use additional cash to integrate SGI’s operations. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources.

The following summary table is in thousands:

	Three Months ended
	April 4, 2009	March 29, 2008
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$3,972	$9,460
Net cash provided by (used in) investing activities	(1,148)	95,419
Net cash provided by (used in) financing activities	(817)	472
Effect of exchange rate changes on cash and cash equivalents	(115)	(33)

Net increase in cash and cash equivalents	$1,892	$105,318

Operating Activities

During the quarter ended April 4, 2009, despite a net loss of $13.4 million cash provided by operating activities totaled $4.0 million due to both our non-cash charges and cash provided by working capital. Our net loss included non-cash charges in the form of stock compensation of $1.6 million and depreciation and amortization of long-lived assets of $0.8 million. These non-cash charges totaled $2.4 million. Cash provided by working capital was approximately $14.9 million, primarily in accounts receivable, inventory, accounts payable, and deferred revenue and deferred cost of sales.

Accounts receivable decreased $12.8 million from $27.8 million at January 3, 2009 to $15.0 million at April 4, 2009 reflecting decreased revenue, timing of sales and strong collection efforts. Revenue in the first quarter of 2009 was $44.4 million versus $38.7 million in the fourth quarter of 2008. Inventory decreased $12.1 million primarily due to shipments of finished goods during the period while controlling inventory receipts. Accounts payable decreased $9 million primarily due to our timing of inventory purchases. Deferred revenue and deferred cost of sales decreased $12.2 million and $11 million respectively, reflecting a large order that shipped during the quarter.

Despite a net loss of $0.8 million for the quarter ended March 29, 2008, net cash provided by operating activities was $9.5 million. This increase was partly due primarily to non-cash charges of $5.2 million. Non cash charges included share-based compensation of $3.5 million and depreciation and amortization of $1.7 million. Changes in operating assets and liabilities offset our net loss by $5.2 million, primarily in accounts receivable, inventories, prepaid and other assets and accounts payable.

Accounts receivable decreased $15.3 million, as we continued to have strong collection efforts totaling $89.7 million, combined with lower revenue during the period. The reduction in inventory of $13.1 million was the result of better supply chain management efforts, as well as reduced inventory levels as a result of lower revenue during the period. Reductions in prepaid and other assets contributed an additional $6.8 million, primarily related to lower prepaid taxes, rebates receivable and sales tax receivable during the period. These increases in cash were partially offset by reductions in accounts payable of $25.4 million, due in large part to the lower inventory levels resulting from lower revenue, combined with improved supply chain management.

Investing Activities

During the quarter ended April 4, 2009, net cash used in investing activities was $1.1 million and consisted primarily of purchases of property and equipment as well as a $1 million escrow deposit held for the purchase of SGI. We invest predominantly in high quality, fixed income securities. Our investment portfolio may at any time contain investments in U.S Treasury and U.S government agency securities, taxable and or tax exempt municipal notes, corporate notes and bonds, commercial paper and money market funds.

Cash provided from investing activities was $95.4 million for the three months ended March 29, 2008. Cash provided by investing activities consisted primarily of sales and maturities of our short-term marketable securities of $121.6 million, partially offset by purchases of short-term marketable securities of $25.5 million.

Financing Activities

Cash used in financing activities during the three months ended April 4, 2009 was $0.8 million. Cash used in financing activities included $1.0 million used in the purchase of the Company’s stock under the share repurchase program as well as $0.2 million used in the retirement of restricted stock to cover taxes. This was offset by $0.4 million of cash generated from the employee stock purchase plan.

Cash provided by financing activities during the three months ended March 29, 2008 was $0.5 million. The primary source of the cash provided was proceeds from the employee stock purchase plan and the exercise of employee stock options which was partially offset by the repurchase of restricted stock.

In February 2009, our Board of Directors authorized a share repurchase program of up to $40 million of our common stock. Under the program, we are able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, alternative investment opportunities, and other relevant considerations. The program was discontinued in April of 2009. Shares that we repurchased will be held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

We expect to continue to invest in the business including working capital, capital expenditures and operating expenses which now includes the purchase and integration of SGI. We intend to fund these activities with our cash reserves and cash generated from operations, if any. Increases in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash resources.

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at April 4, 2009, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating leases	$9,068	$1,975	$3,751	$3,342	$—
Purchase obligations	8,269	8,269	—	—	—

Total	$17,337	$10,244	$3,751	$3,342	$—

In connection with agreements with our suppliers, we agreed to purchase certain units of inventory through 2009. As of April 4, 2009, there was a remaining commitment of $8.3 million through the end of 2009.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We do not make material sales or have material purchase obligations outside of the United States and therefore do not generally have significant exposure to foreign currency exchange risks. Our main exposures to foreign currency risks were related to foreign cash accounts, primarily in Euros, Hong Kong dollars and Renminbi, which total $1 million and $0.8 million respectively at April 4, 2009 and January 3, 2009 respectively.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents, and investments in a variety of high quality securities which may include U.S. treasuries and government agencies, corporate debt, money market funds and commercial paper. Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of April 4, 2009, our cash and cash equivalents primarily consisted of U.S Treasury notes and money market funds in the amount of $144.7 million. Due to the short term nature of our investment portfolio, we believe that our exposure to interest rate risk is minimal.

There has been significant deterioration and instability in the financial markets during 2008 and 2009. This period of extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control. Currently, we believe the current credit market difficulties do not have a material impact on our investment portfolio. However, future degradation in credit market conditions could have a material adverse affect on our financial position.

At April 4, 2009, we held $7.4 million of long-term investments, compared to $8.7 million at January 3, 2009 consisting of various auction rate municipal bonds and variable rate municipal demand notes (“ARS”). Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par subject to a successful interest rate reset. In the first and second quarters of fiscal year 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. Our auction rate securities consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the U.S. Department of Education. Based on our discounted cash flow model we recorded a temporary impairment within accumulated other comprehensive loss of approximately $1.6 million at April 4, 2009 related to these auction rate securities. The Company intends and has the ability to hold these securities until the value of such securities recovers. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified all of its auction rate securities ($7.4 million, net of unrealized loss), as long-term investments in our consolidated balance sheet, as our ability to liquidate such securities in the next 12 months is uncertain.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures that are designed to ensure that the information included in reports we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is processed and reported within the appropriate time periods. As discussed in more detail below, our management, including our chief executive officer and chief financial officer, has concluded that these disclosure controls and procedures were ineffective as of April 4, 2009 due to a material weakness that we identified in our internal control over financial reporting, specifically related to inventory valuation.

As reported in our Annual Report on Form 10-K for our fiscal year ended January 3, 2009, our management identified a material weakness in internal control over financial reporting as of January 3, 2009 related to inventory valuation which is discussed below:

Inventory Valuation

During the year ended January 3, 2009, the Company did not perform certain of its designed controls over the period-end accounting process related to inventory valuation with sufficient precision, as evidenced by misstatements that were detected after management had completed its financial closing and reporting process related to the quarterly financial statements. Although the misstatements were not deemed to be individually material, their occurrence is indicative that the controls related to the inventory accounting process were not operating in an effective manner. Because the Company’s controls over the inventory accounting process had not operated consistently for a sufficient period of time, management could not conclude as to the effectiveness of the related controls. Therefore, as of January 3, 2009 and continuing as of April 4, 2009, management has concluded that these internal control deficiencies constitute a material weakness in our internal control over financial reporting because there is a reasonable possibility that a material misstatement of the financial statements would not have been prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

We commenced a number of efforts to remediate the material weakness related to inventory valuation noted above. These efforts will continue throughout 2009 and include the following:

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

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are involved in various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

ITEM 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the 2008 Annual Report on 10-K except as follows:

If we cannot successfully integrate the acquired SGI business or realize any benefits from the acquisition, we may not be able to operate efficiently.

Achieving the benefits of our acquisition of substantially all of SGI’s assets will depend in part on the successful integration in a timely and efficient manner of the technical and business operations of SGI that we acquired and the former employees of SGI and its subsidiaries that are now employed by us or our subsidiaries. As a result of the acquisition, the number of personnel employed by Rackable and its subsidiaries approximately increased from 276 to 1390, and the number of countries in which we conduct operations increased from 3 to 25.

The integration process requires coordination of the personnel of Rackable and those that joined the Rackable organization as a result of the acquisition, involves the integration of systems, applications, policies, procedures, business processes and operations and is a complex, costly and time-consuming process. The difficulties and risks of combining the operations of Rackable and the acquired SGI assets include, among others:

•	failure of our customers and SGI’s former customers to accept new products or to continue as our customers following the acquisition;

•	failure to successfully manage relationships with manufacturers, end-users, distributors and suppliers;

•	failure to successfully relocate and integrate our own manufacturing, research and development and sales operations as well as those acquired in the SGI acquisition;

•	failure to effectively coordinate sales and marketing efforts to communicate our capabilities following the acquisition;

•	failure to successfully develop new products and services on a timely basis that address our market opportunities following the acquisition;

•	failure to compete effectively against companies already serving the broader market opportunities expected to be available to us following the acquisition;

•	retaining key employees;

•	managing a significantly larger operation, both in terms of international scope and number of employees;

•	consolidating corporate and administrative infrastructures;

•	preserving the research and development and other important relationships acquired from SGI;

•	integrating and managing the acquired SGI technology with our existing technology;

•	using our liquid capital and other assets after the acquisition to efficiently develop our business;

•	appropriately managing the liabilities we assumed in connection with the acquisition;

•	failure to successfully consolidate third-party contract manufacturing, streamline our supply chain, and reduce product costs;

•	failure to successfully integrate and harmonize financial reporting and information technology systems; and

•	diverting management’s attention from ongoing business concerns.

We cannot assure you that we will receive any benefits of this acquisition, or that any of the difficulties described above will not adversely affect us. The integration process may be difficult and unpredictable because of possible conflicts and differing opinions on business and technical matters. If we cannot successfully integrate the technical and business operations and personnel that we acquired from SGI, we may not realize the expected benefits of the acquisition.

We expect to incur significant costs integrating into the acquired assets of SGI into our business.

We expects to incur significant costs integrating the technical and business operations and personnel of SGI, which may include costs for employee redeployment, relocation or severance, conversion of information systems, reorganization of facilities, disposition of excess facilities and relocation or disposition of excess equipment. The benefits of the acquisition of the SGI assets may not be sufficient to justify these integration costs.

Integrating the acquired assets of SGI may divert the attention of our management away from its operations.

Our successful integration of the acquired SGI technical and business operations and personnel into our organization may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in harm our business, financial condition and operating results.

As a result of the SGI acquisition we now have extensive international operations, which subjects us to additional business risks.

Following our recent acquisition of substantially all the assets of SGI, a significant portion of our sales are expected to occur in international jurisdictions. We plan to continue to expand our international operations and sales activities. Expansion of international operations involve inherent risks that we may not be able to control, including:

•	supporting multiple languages;

•	recruiting sales and technical support personnel internationally with the skills to design, manufacture, sell and support our products;

•	complying with governmental regulation of encryption technology and regulation of imports and exports, including obtaining required import or export approval for our products;

•	increased complexity and costs of managing international operations;

•	increased exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices that favor local competition;

•	multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;

•	longer sales cycles and manufacturing lead times;

•	difficulties in collecting accounts receivable;

•	reduced or limited protection of intellectual property rights; and

•	more complicated logistics and distribution arrangements.

In addition, international political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. In addition, concerns about other international crises, such as potential pandemics, may have an adverse effect on the world economy and could adversely affect our business operations or the operations of our contract manufacturers and suppliers.

To date, no material amount of our international revenues and cost of revenues have been denominated in foreign currencies. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenues may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2009, our Board of Directors authorized a share repurchase program of up to $40 million of our common stock. Under the program, we are able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The program was discontinued by the Board of Directors in April 2009. Shares we repurchased will be held in treasury for general corporate purposes, including issuances under employee equity incentive plans.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
01/04/09 - 02/03/09	—	—	—	$40,000,000
02/04/09 - 03/03/09	243,695	$4.19	243,695	38,971,853
03/04/09 - 04/04/09	—	—	—	38,971,853

	243,695	$4.19	243,695

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Ex. No.	File No.	Filing Date

2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant	S-1	2.1	333-122576	2/4/2005

2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto	8-K	2.1	000-51333	8/30/2006

2.3	Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	000-51333	8/12/2005

3.2	Amended and Restated Bylaws	8-K	3.2	000-51333	3/7/2008

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of Specimen Stock Certificate	S-1A/2	4.2	333-122576	5/2/2005

10.82	Corporate Bonus Plan	8-K	5.02	000-51333	2/12/2009

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACKABLE SYSTEMS, INC.

By:	/s/ James D. Wheat
James D. Wheat
Chief Financial Officer
(Duly authorized and principal financial officer)

Dated: May 13, 2009

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Ex. No.	File No.	Filing Date

2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant	S-1	2.1	333-122576	2/4/2005

2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto	8-K	2.1	000-51333	8/30/2006

2.3	Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	000-51333	8/12/2005

3.2	Amended and Restated Bylaws	8-K	3.2	000-51333	3/7/2008

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of Specimen Stock Certificate	S-1A/2	4.2	333-122576	5/2/2005

10.82	Corporate Bonus Plan	8-K	5.02	000-51333	2/12/2009

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X