Form 10-QT
period 2009-06-26
Silicon Graphics International Corp
filed 2009-08-10
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 4, 2009 to June 26, 2009

Commission file number: 0-51333

SILICON GRAPHICS INTERNATIONAL CORP.

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

As of August 7, 2009, there were 30,170,557 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 26, 2009	January 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$128,714	$171,954
Current portion of restricted cash and cash equivalents	1,119	—
Accounts receivable, net of allowance for doubtful accounts of $859 and $470 at June 26, 2009 and January 3, 2009, respectively	64,810	27,782
Inventories	117,790	50,051
Deferred cost of revenue	5,505	10,952
Prepaid expenses and other current assets	25,757	4,872

Total current assets	343,695	265,611
Non-current portion of restricted cash and cash equivalents	2,294	107
Long-term investments	7,416	8,664
Property and equipment, net	33,124	6,941
Intangible assets, net	21,521	3,487
Other assets	33,586	683

Total assets	$441,636	$285,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,618	$21,639
Accrued compensation	20,855	3,734
Other current liabilities	31,880	7,152
Current portion of deferred revenue	69,655	16,771

Total current liabilities	175,008	49,296
Non-current portion of deferred revenue	14,635	2,656
Long-term income taxes payable	18,948	102
Other non-current liabilities	14,946	1,950

Total liabilities	223,537	54,004

Commitments and contingencies (note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 12,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 30,171 shares issued and outstanding at June 26, 2009; 29,955 shares issued and outstanding at January 3, 2009	30	30
Additional paid-in capital	453,730	450,589
Treasury stock, at cost (244 shares at June 26, 2009 and none at January 3, 2009)	(1,022)	—
Accumulated other comprehensive loss	(1,575)	(277)
Accumulated deficit	(233,064)	(218,853)

Total stockholders’ equity	218,099	231,489

Total liabilities and stockholders’ equity	$441,636	$285,493

See notes to these condensed consolidated financial statements.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Revenue	$58,419	$75,768	$102,777	$143,569
Cost of revenue	53,341	68,939	95,000	119,159

Gross profit	5,078	6,829	7,777	24,410

Operating expenses:
Research and development	7,575	3,699	10,729	7,239
Sales and marketing	14,003	5,786	18,236	12,196
General and administrative	8,002	6,810	14,013	13,790
Acquisition-related costs	3,108	—	6,070	—
Restructuring expense	1,270	685	1,270	685
Gain from settlement agreement	(5,000)	—	(5,000)	—
Gain on acquisition	(19,831)	—	(19,831)	—

Total operating expenses	9,127	16,980	25,487	33,910

Loss from operations	(4,049)	(10,151)	(17,710)	(9,500)

Total other income:
Interest income, net	58	1,047	176	2,879
Other income (loss)	1,117	(201)	1,101	(3)

Total other income	1,175	846	1,277	2,876

Loss from operations before income tax provision	(2,874)	(9,305)	(16,433)	(6,624)
Income tax provision (benefit) from continuing operations	(2,277)	1,454	(2,242)	1,526

Net loss from continuing operations	(597)	(10,759)	(14,191)	(8,150)

Discontinued operations (see note 11):
Loss from discontinued operations	(217)	(19,945)	(20)	(23,487)
Income tax benefit	—	(2,774)	—	(2,941)

Net loss from discontinued operations, net of tax	(217)	(17,171)	(20)	(20,546)

Net loss	$(814)	$(27,930)	$(14,211)	$(28,696)

Net loss per share, basic and diluted:
Continuing operations	$(0.02)	$(0.37)	$(0.48)	$(0.28)
Discontinued operations	(0.01)	(0.58)	—	(0.70)

Basic and diluted net loss per share	$(0.03)	$(0.95)	$(0.48)	$(0.98)

Shares used in computing basic and diluted net loss per share	29,794	29,419	29,798	29,429

See notes to these condensed consolidated financial statements.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 26, 2009	June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,211)	$(28,696)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,251	3,530
Gain on acquisition	(19,831)	—
Share-based compensation	3,104	7,215
Impairment of long-lived assets	2,520	16,856
Non-cash restructuring expense	1,695	—
Provision for doubtful accounts receivable	389	35
Deferred income taxes	(2,175)	(1,473)
Gain from settlement agreement	(5,000)	—
Loss on disposal of property and equipment	—	63
Changes in operating assets and liabilities:
Accounts receivable	(9,935)	(1,565)
Inventories	2,778	2,342
Deferred cost of revenue	7,268	299
Prepaids expenses and other current assets	(6,896)	5,922
Other assets	(74)	—
Accounts payable	15,554	7,426
Accrued compensation	773	—
Other current liabilities	4,716	(2,797)
Deferred revenue	(11,402)	(446)
Long-term income taxes payable	313	—
Other non-current liabilities	149	—

Net cash (used in) provided by operating activities	(27,014)	8,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(2,364)	(456)
Proceeds from sales and maturities of restricted cash and cash equivalents	674	—
Cash used in acquisition, net of cash acquired	(13,462)	—
Purchases of short-term investments, net	—	(26,253)
Proceeds from sales and maturities of short-term investments	55	158,632
Expenditures for intangible assets	—	(35)

Net cash (used in) provided by investing activities	(15,097)	131,888

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of restricted stock	(376)	(918)
Purchase of treasury stock	(1,022)	—
Proceeds from issuance of common stock upon exercise of stock options	8	528
Proceeds from issuance of common stock upon ESPP purchase	376	677

Net cash (used in) provided by financing activities	(1,014)	287

Effect of exchange rate changes on cash and cash equivalents	(115)	(5)

Net (decrease) increase in cash and cash equivalents	(43,240)	140,881
Cash and cash equivalents—beginning of period	171,954	49,897

Cash and cash equivalents—end of period	$128,714	$190,778

NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquisitions in accounts payable	$(41)	$(121)

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid (refund received) for income taxes	$(386)	$145

See notes to these condensed consolidated financial statements

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS

Silicon Graphics International Corp. (“SGI” or the “Company”) was originally incorporated as Rackable Corporation and later changed to Rackable Systems, Inc. (“Rackable Systems” or “Legacy-Rackable”). Rackable Systems was incorporated in the state of Delaware in December 2002 in connection with the acquisition of substantially all of the assets and liabilities of Rackable Systems’ predecessor company referred to herein as Old Rackable. On May 8, 2009, Rackable Systems completed the acquisition of substantially all of the assets, excluding certain assets unrelated to the ongoing business, and certain liabilities of Silicon Graphics, Inc. (“Legacy SGI”). This acquisition was pursuant to the terms of an Asset Purchase Agreement dated March 31, 2009, as amended on April 30, 2009, which was approved by the United States Bankruptcy Court for the Southern District of New York for Silicon Graphics, Inc. Effective May 18, 2009, Rackable Systems changed its name to Silicon Graphics International Corp.

The Company’s headquarters is located in Fremont, California. Following the acquisition of Legacy SGI, the Company now operates in over twenty-five countries, with primary manufacturing facilities in Chippewa Falls, Wisconsin. The principal business of Legacy Rackable has been and continues to be the design, manufacture and implementation of highly scalable compute servers and high-capacity storage systems, which are sold to customers such as large internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, federal government, entertainment, financial services, oil and gas, biotechnology and pharmaceuticals. With the acquisition of Legacy SGI, the Company is also a leader in high-performance computing and data management. The Legacy SGI acquisition adds a broad line of mid-range to high-end computing servers, data storage and visualization systems, and provides customer support and professional services related to these products. Consequently the Company is now a leading developer of enterprise-class, high performance features for Linux operating systems. Its products are used by the scientific, technical and business communities to solve challenging data intensive computing, data management and visualization problems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. These unaudited condensed consolidated financial statements also have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. The results for the interim periods are not necessarily indicative of results for the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 3, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2009. Management has evaluated subsequent events through August 10, 2009, the date the financial statements were issued.

Fiscal Year. On June 19, 2009, the Company’s Board of Directors approved a change in its fiscal year end from the Saturday closest to December 31st of each year to the last Friday in June of each year. As a result of this change, the Company’s current fiscal year, which began on January 4, 2009, ended on June 26, 2009. Additionally, this change in year end resulted in the quarter ended June 26, 2009 containing 83 days versus a standard 91 day quarter. The transition period report presented in this Form 10-Q pursuant to Rules 13a-10 and 15d-10 of the Securities Exchange Act of 1934 provides the unaudited condensed consolidated statements of operations and statements of cash flows for the three and six months ended June 26, 2009 and June 28, 2008, respectively, and condensed consolidated balance sheets as of June 26, 2009 and January 3, 2009.

Basis of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications. The Company has made the following reclassifications of January 3, 2009, balances to conform to the current period presentation:

•	Reclassified long-term restricted cash and cash equivalents of $0.1 million from other assets to non-current portion of restricted cash and cash equivalents.

•	Reclassified accrued compensation of $3.7 million from accrued expenses to accrued compensation. Additionally, the description of accrued expenses was changed to other current liabilities.

•

Reclassified long-term income taxes payable of $0.1 million from deferred rent and other long-term liabilities to long-term income taxes payable. Additionally, the description of deferred rent and other long-term liabilities was changed to other non-current liabilities.

•	Reclassified deferred income taxes of $0.8 million from deferred income taxes to other non-current liabilities.

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as presented in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management and include revenue recognition, allowance for doubtful accounts and sales returns, inventory valuation, valuation of intangible assets and goodwill, warranty reserve, share-based compensation, restructuring expense, and accounting for income taxes.

Discontinued Operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No.144”), the Company has accounted for the Rapidscale product line as a discontinued operation. The results of operations of the Rapidscale product line have been reclassified and presented as “discontinued operations, net of tax”, for all periods presented. The cash flows of the Rapidscale product line have not been reported separately within the unaudited condensed consolidated statement of cash flows.

Cash and Cash Equivalents. The Company classifies highly liquid investments with remaining contractual maturity at date of purchase of three months or less as cash equivalents.

Investments. The Company classifies its investments as available-for-sale at the time of purchase. The Company’s investments include auction rate securities. Auction rate securities are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years.

Investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), net of income taxes, in the unaudited condensed consolidated balance sheets. Realized gains or losses on the sale of investments are determined using the specific-identification method. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below amortized cost, the financial condition of the issuer and its ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

The Company complies with the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. In February 2008, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-1 Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FAS No. 157-2”), removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. FSP No. 157-2 Effective Date of FASB Statement No. 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also requires that fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS No. 157 did not have a significant impact on financial statements.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Accounts Receivable. Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable have been reduced by an estimated allowance for doubtful accounts, which is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Among other factors, management determines the allowance based on customer specific experience and the aging of the receivables.

Concentration of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and cash equivalents, long-term investments, and accounts receivable. The Company maintains cash and cash equivalents with high credit quality financial institutions. The Company derives a significant portion of its revenue from a large number of individual customers spread globally. The Company also derives revenue from several large customers. If the financial condition or results of operations of any one of the large customers deteriorates substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company generally does not require collateral and maintain reserves for probable credit losses on customer accounts when considered necessary.

Inventories. Inventories, consisting primarily of server chassis, hard drives, microprocessors, memory chips, cooling fans, and other equipment used in the manufacture of Company products, are stated at the lower of first-in, first-out cost or market. Cost components include materials, labor, and manufacturing overhead costs.

The Company assesses the value of inventory, including demonstration inventory, on a quarterly basis based upon estimates about future demand and actual usage. To the extent that the Company determines that it is holding excess or obsolete inventory, it writes down the value of its inventory to its net realizable value. Such write-downs are reflected in cost of revenue.

The inventory valuation analysis includes inventory that the Company is obligated to purchase from its suppliers. To the extent that committed inventory purchases exceed forecasted production needs, the Company accrues the losses on those inventories by taking a charge to cost of revenue and increasing its supplier liability.

The Company maintains long-term inventory of parts to support maintenance arrangements. This inventory is valued based on assumptions about product life cycles, historical usage, current production status, and install base and is periodically tested for impairment. The inventory is included in other long-term assets in the accompanying unaudited condensed consolidated balance sheets.

Deferred Cost of Revenue. Deferred cost of revenue primarily consists of product costs related to revenue deferred in accordance with the Company’s revenue recognition policy.

Property and Equipment. Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (generally two to seven years). Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. When assets are retired or disposed, the cost and related accumulated depreciation and amortization are removed from the general ledger and the resulting gain or loss is reflected in the statement of operations.

Repairs and maintenance are charged to expense as incurred and improvements and betterments that enhance the life of an asset are capitalized.

Intangible Assets. Intangible assets primarily consist of customer relationships and backlog, purchased technology, trademarks and tradenames, and in-process research and development costs, acquired in business combinations. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the economic lives of the respective assets, generally one to seven years.

Equity Investments. The cost method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence, and the related securities do not have a quoted market price.

Impairment of Long-Lived Assets. The Company reviews its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No.144”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value calculated based on the principles in SFAS No. 157.

Warranty Reserve. The warranty period for the Company’s products is generally one to three years. Warranty accrual is based upon historical experience and product life and is affected by actual product failure rates, material usage, and service delivery costs incurred in correcting the product failure. Warranty reserve is included in other current liabilities and cost of revenue.

Deferred Revenue. Deferred revenue is primarily comprised of revenue deferred for installations yet to be completed, and advanced billing and customer deposits for service as well as support and maintenance agreements and product revenue for which performance obligations or customer acceptance is required. Deferred revenue is recorded when products or services provided are invoiced prior to completion of the related performance obligations or customer acceptance and is recognized as revenue upon the completion of those performance and acceptance criteria. Extended warranty, service, support, and maintenance deferrals are recognized ratably over the service period.

Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss as of June 26, 2009 and January 3, 2009 consisted of unrealized losses on investments classified as available-for-sale, unrecognized gains related to defined benefit pension plans, and foreign currency translation losses. The tax effect of unrealized gains (losses) on investments and the foreign currency translation losses has been taken into account, if applicable.

The components of accumulated other comprehensive loss are as follows (in thousands):

Accumulated Other Comprehensive Loss
Balance at January 3, 2009	$(277)
Change in unrealized loss on investments	(1,193)
Unrecognized gain on pension assets	10
Change in cumulative translation adjustment	(115)

Balance at June 26, 2009	$(1,575)

Revenue Recognition. The Company accounts for revenue under the provisions of SEC Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements (“SAB 104”), FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts(“FTB 90-1”), Statement of Position No. 97-2 Software Revenue Recognition (“SOP 97-2”), FASB’s Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables(“EITF No. 00-21”), and EITF No. 01-09 Accounting for Consideration Given by a Vendor to a Customer (Including Reseller of the Vendor’s Products).

The Company enters into revenue arrangements to sell products and services for which the Company is obligated to deliver multiple products and/or services. A typical multiple-element arrangement includes product, consulting services, and maintenance. Under the provisions of SAB 104, the Company recognizes revenue from sales of products when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Nevertheless, due to substantive performance obligations, revenue is recognized when formal customer acceptance is received, unless acceptance is deemed to be perfunctory or not required.

Service revenue includes hardware maintenance and installation. Pursuant to SAB 104, the Company recognizes revenue from the sale of its products prior to completion of these services, as product sales are not dependent on these services to be functional. Under FTB 90-1, revenue from hardware maintenance contracts, which are sold and invoiced separately, is recognized ratably over the contract term, generally one to three years. Installation services are typically requested by new customers who have limited history with the products. Installation and related services are usually performed within a short time after delivery of products.

Where software is integrated with hardware and sold as a hardware appliance the Company provides unspecified software updates and enhancements to the software through service contracts. As a result, the Company accounts for these arrangements in accordance with SOP 97-2 for transactions where software is determined to be more than incidental to the product. Revenue earned on software arrangements involving multiple-elements are allocated to each element based on Vendor Specific Objective Evidence (“VSOE”) of fair value. The undelivered element is generally post contract customer support (“PCS”) for which VSOE of fair value, is determined based on the price charged for the PCS when sold separately. The Company has not established VSOE on its PCS arrangements for certain of its products and therefore revenue from these arrangements is deferred and recognized ratably over the PCS period.

Under EITF No.00-21 multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. In performing the assessment, the Company first applies the separation criteria within FTB 90-1 to separate the deliverables that fall within the scope of FTB 90-1. Multiple-element arrangements are separated into more than one element if all of the following are met:

•	The delivered item(s) has value to the customer on a standalone basis.

•	There is objective and reliable evidence of the fair value of the undelivered item(s).

•

If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially within the Company’s control.

If all of the above criteria are not met, revenue associated with the arrangement is deferred until the entire arrangement has been delivered.

Royalty Revenue. The Company recognizes royalty revenue under fixed fee arrangements in the quarter in which the revenue is earned in accordance with the contractual terms and conditions. Under volume-based technology agreements, where the Company is unable to reliably estimate license volume, revenue is recognized in the quarter in which reports are received from licensees detailing the shipments of products incorporating the Company’s intellectual property components. The reports are generally received on a one-quarter lag basis from when the royalty revenue is earned. Royalty revenue was not material for any of the periods presented.

Engineering Service Revenue. The Company recognizes engineering services revenue when services are rendered, or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist, and collectability is reasonably assured. Engineering service revenue was not material for any periods presented.

Accounting for Taxes Collected from Customers. The Company collects various types of taxes from its customers, assessed by governmental authorities, which are imposed on and concurrent with revenue-producing transactions. Such taxes are recorded on a net basis and are not included in revenue in any of the periods presented.

Research and Development. Costs related to research, design and development of Company products are charged to research and development expense as incurred. Software development costs are required to be capitalized when a product’s technological feasibility has been established through the date the product is available for general release to customers. The Company has not capitalized any software development costs, as technological feasibility is generally not established until a working model is completed, at which time substantially all development is complete.

Share-Based Compensation. The Company accounts for employee stock purchase and stock incentive plans under the provisions of SFAS No. 123R (revised 2004), Share-Based Compensation (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the fair value of share-based compensation in net income. The fair values of stock options and employee stock purchase plan awards are estimated using the Black-Scholes valuation model. Prior to January 1, 2006, the Company accounted for share-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation cost was recognized based on the difference, if any, between the fair value of Company common stock on the date of grant and the amount an employee must pay to acquire the stock. Compensation cost was recorded in accordance with FASB Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an Interpretation of APB Opinion No. 15 and 25, using the multiple-option approach. Under SFAS No. 123R, compensation expense for those options prior to the adoption of SFAS No. 123R continue to be expensed on the same basis as they were prior to its adoption, reduced for estimated forfeitures.

Defined Benefit Pension Plans. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88,106, and 132(R) (“SFAS No. 158”). The Company recognizes the funded status of its defined benefits plans as the difference between fair value of restricted plan assets and the projected benefit obligation.

Restructuring Expense. The Company recognizes restructuring expense resulting from excess manufacturing or administrative facilities that the Company chooses to close or consolidate, reduction in headcount, and from other exit activities. In connection with exit activities, the Company records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges are incurred pursuant to formal plans developed and approved by management and accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No.146”). The recognition of restructuring expense requires management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property and equipment to be disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring charges expense or to reduce the amount of liabilities already recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed.

Foreign Currency Transactions. The Company uses the U.S. dollar as the functional currency for its foreign subsidiaries therefore translation of its foreign subsidiaries financial statements is not required. Assets and liabilities denominated in non-U.S. dollars are re-measured into U.S. dollars at the exchange rates in effect at the reporting dates. Revenue and expenses are translated at average exchange rates in effect during each reporting period. The functional currency of the discontinued operations was the Canadian dollar.

Accounting for Income Taxes. The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for temporary differences between financial reporting basis and tax basis of assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.

The Company is subject to audits and examinations of tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes.

Recently Issued Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company adopted SFAS No. 141R as of January 4, 2009 and has applied its provisions to the May 8, 2009 acquisition of Legacy SGI, as reflected in the unaudited condensed consolidated financial statements and footnotes of this Transition Report on Form 10-Q.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of this standard on January 4, 2009 did not have a material impact on the condensed consolidated results of operations or financial position.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). This FSP amends the guidance for preacquisition contingencies in SFAS No. 141R to be similar to that in the original SFAS No. 141. The FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5 Accounting for Contingencies (“SFAS No. 5”) and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (i.e., same as for SFAS No. 141R). The Company adopted FSP FAS 141R-1 as of January 4, 2009 and have applied its provisions to the May 8, 2009 acquisition of Legacy SGI, as reflected in the unaudited condensed consolidated financial statements and footnotes of this Transition Report on Form 10-Q.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. These FSPs address concerns about (1) recording impairment charges on investments in debt instruments, (2) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (3) disclosure of fair values of certain financial instruments in interim financial statements. These FSPs are effective for interim and annual periods ending after June 15, 2009. The adoption of these FSPs on April 5, 2009, the beginning of the Company’s fiscal quarterly period, did not have a material impact on the unaudited consolidated results of operations or financial position.

SFAS No. 166 and SFAS No. 167 are effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is evaluating the future effect, if any, of these standards on its results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. Generally Accepted Accounting Principles recognized by the FASB for non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 2009. The adoption of this standard in its quarter ending December 2009 is not expected to have a material impact on the consolidated results of operations or financial position.

3. ACQUISITION

On May 8, 2009 (the “Closing Date”), the Company completed the acquisition of substantially all of the assets of Legacy SGI, excluding certain assets unrelated to the ongoing business, including certain of Legacy SGI’s non-U.S. subsidiaries and operations and certain liabilities. The acquisition was consummated pursuant to the terms of an Asset Purchase Agreement (the “Agreement”) dated as of March 31, 2009 and as amended on April 30, 2009 (as amended, the “Agreement”). As Legacy SGI and certain of its affiliates had filed bankruptcy petitions and motions for voluntary Chapter 11 reorganization, the Purchase Agreement was subject to the approval of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On April 30, 2009, the Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court, allowing the Company to complete the acquisition under Section 363 of the U.S. Bankruptcy Code. Under the terms of the Agreement, the Company acquired the net assets for a purchase price of approximately $42.5 million in cash. Legacy SGI sold a broad line of mid-range to high-end computing servers, data storage and visualization systems, and provided customer support and professional services related to these products. Legacy SGI was a leading developer of enterprise-class, high performance features for Linux operating systems. The products of Legacy SGI are used by the scientific, technical and business communities to solve challenging data intensive computing, data management, and visualization problems.

The transaction is accounted for consistent with the provisions of SFAS No. 141R. The Company retained independent appraisers to advise management in the preliminary determination of fair values of various assets and liabilities acquired. The values assigned in these financial statements are preliminary and represent management’s best estimate of fair values as of the Closing Date. The estimated fair value of the acquired net assets of $62.3 million, including assumed liabilities, exceeds the $42.5 million cash consideration paid by the Company resulting in a bargain gain of $19.8 million that is recorded in the unaudited condensed consolidated statement of operations as a gain on acquisition. As required by SFAS No. 141R, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed SFAS No. 141R’s measurement procedures for Closing Date recognition of the fair value of net assets acquired. The review confirmed the calculation of the gain on acquisition, which is consistent with a distressed sale of assets in bankruptcy as well as the depressed market capitalization of Legacy-SGI prior to the acquisition.

The following are the estimated fair value of assets acquired and liabilities assumed as of the Closing Date (in thousands):

Cash and short-term investments	$33,018
Deferred cost of revenue	1,821
Other tangible assets	163,150
Deferred revenue	(76,265)
Deferred income tax liabilities	(1,818)
Other liabilities assumed	(79,275)

Net tangible assets	40,631
Other intangible assets	21,700

Total assets assumed	62,331

Gain on acquisition	19,831

Cash paid	$42,500

The fair values of the major components of other intangibles assets and their estimated useful lives is as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Customer relationships	$6,900	5
Customer backlog	5,100	1
Purchased technology	5,000	4
Trademark/ trade name portfolio	2,600	5
In-process research and development costs	2,100	—

Total	$21,700

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Legacy SGI as if the acquisition had occurred as of the beginning of 2008 (in thousands except per share amounts):

	Pro Forma Combined Three Months Ended		Pro Forma Combined Six Months Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Revenue	$95,416	$169,637	$232,909	$316,516

Net loss from continuing operations	(12,779)	(46,825)	(73,462)	(84,862)
Net loss from discontinued operations, net of tax	(217)	(17,171)	(20)	(20,546)

Net loss	$(12,996)	$(63,996)	$(73,482)	$(105,408)

Net loss per share, basic and diluted:
Continuing operations	$(0.43)	$(1.59)	$(2.47)	$(2.88)
Discontinued operations	(0.01)	(0.59)	—	(0.70)

Basic and diluted net loss per share	$(0.44)	$(2.18)	$(2.47)	$(3.58)

Shares used in computing basic and diluted net loss per share	29,794	29,419	29,798	29,429

The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations of the Company.

The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The pro forma results of operations do not include the potential post-acquisition effects of any restructuring, impairment or integration costs related to the combined operations nor of any revenue opportunities, operating synergies or cost savings anticipated as eventual benefits of the acquisition.

Under SFAS No. 141R, acquisition-related costs (i.e., advisory, legal, valuation, other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were approximately $3.1 million and $6.1 million for the three and six months ended June 26, 2009, respectively.

4. BALANCE SHEET

Restricted Cash and Cash Equivalents

Short-term and long-term restricted cash and cash equivalents consist primarily of cash deposits with banks at June 26, 2009. The cash deposits are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services. The deposits are classified as short-term or long-term depending on the nature of the period of guarantee.

Long-term Investments

Long-term investments consist of auction rate securities (“ARS”). Beginning in February 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. The Company’s ARS consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the U.S. Department of Education. Based on an analysis of impairment factors, the Company recorded temporary impairment within accumulated other comprehensive loss of $1.6 million at June 26, 2009 related to these auction rate securities. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified all of the ARS ($7.4 million, net of unrealized loss) as long-term investments in the unaudited condensed consolidated balance sheet as the Company’s ability to liquidate such securities in the next 12 months is uncertain.

Realized gains or losses on sales of long-term investments were insignificant in all periods presented.

Fair Value of Investments

The Company utilized the guidance and procedures of SFAS No. 157 and FSP No. 157-3 to determine the current fair value of financial instruments. Such guidance confirms the unchanged measurement objective to determine the exit price at the balance sheet date for an orderly transaction that is not a forced liquidation or distressed sale. As required, measurement included appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. The Company determined that this decline and duration represents a temporary impairment based on the FSP FAS 115-1 and FAS 124-1.

Among the factors used in this determination were the following:

•	The decline in the auction rate securities was not attributable to adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;

•	Management possesses both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value;

•	The underlying financial condition of the issuers has not deteriorated; and

•	All scheduled interest payments have been made pursuant to the reset terms and conditions.

The Company has the intent and ability to hold these securities until their value recovers, and have not sold any at a loss. The valuation model assumes that a liquidity event will occur within the next 36 months.

Long-term investments at June 26, 2009 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 26, 2009
Long-term investments-auction rate securities	$9,056	$—	$(1,640)	$7,416

Total investments	$9,056	$—	$(1,640)	$7,416

January 3, 2009
Long-term investments-auction rate securities	$9,056	$—	$(392)	$8,664

Total investments	$9,056	$—	$(392)	$8,664

Fair Value Measurement

The financial assets of the Company measured at fair value on a recurring basis are cash and cash equivalents, restricted and long-term investments. The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s long-term investments are classified within Level 3 of the fair value hierarchy because they are valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table sets forth investments as of June 26, 2009 which are measured at fair value on a recurring basis by level within the fair value hierarchy and are classified based on the lowest level of input that is significant to the fair value measurement, (in thousands):

	Level 1	Level 2	Level 3	Assets at fair value
Cash and cash equivalents	$128,714	$—	$—	$128,714
Current portion of restricted cash and cash equivalents	1,119	—	—	1,119
Non-current restricted cash and cash equivalents	2,294	—	—	2,294
Long-term investments-auction rate securities	—	—	7,416	7,416
Restricted pension plan assets	—	8,152	—	8,152
Investment in SGI, Japan	—	—	5,000	5,000

Total	$132,127	$8,152	$12,416	$152,695

Level 3 assets consist of ARS and investment in SGI, Japan, see Note 13. ARS are valued based on a discounted cash flow model. SGI Japan was acquired as part of the Legacy SGI acquisition and is valued based on a combination of discounted cash flows and market transactions.

The following table provides a summary of changes in the fair value of Level 3 assets as of June 26, 2009, (in thousands):

Balance, January 3, 2009	$8,664
Investment in SGI, Japan acquired in our acquisition of Legacy SGI	5,000
Unrealized loss included in other comprehensive loss	(1,248)

Balance, June 26, 2009	$12,416

Inventories

Inventories consist of the following (in thousands):

	June 26, 2009	January 3, 2009
Raw materials	40,100	37,842
Work in process	21,347	771
Finished goods	$56,343	$11,438

Total inventories	$117,790	$50,051

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 26, 2009	January 3, 2009
Rebates receivable	$7,534	$—
Prepaid income taxes	4,099	3,442
Value-added tax receivable	2,659	—
Deferred income taxes	2,511	—
Other current assets	8,954	1,430

Total prepaid expenses and other current assets	$25,757	$4,872

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 26, 2009	January 3, 2009
Land and building	$11,503	$—
Computer equipment and software	16,855	7,600
Manufacturing equipment	6,741	4,490
Leasehold improvements	5,564	2,160
Furniture and fixtures	1,648	911
Vehicles	104	104
Construction in progress	1,216	78

	43,631	15,343
Less accumulated depreciation and amortization	(10,507)	(8,402)

Total property and equipment, net	$33,124	$6,941

Depreciation and amortization expense for the three months ended June 26, 2009 and June 28, 2008 was $1.5 million and $0.9 million, respectively. Depreciation and amortization expense for the six months ended June 26, 2009 and June 28, 2008 was $2.1 million and $1.8 million, respectively.

Intangible Assets, Net

Intangible assets, net consist of the following (dollars in thousands):

	Weighted Average Useful Life (in Years)
		Gross Carrying Amount				Accumulated Amortization			Net June 26, 2009
		January 3, 2009	Additions	Impairment	June 26, 2009	January 3, 2009	Amortization	June 26, 2009
Customer relationships	5	$—	$6,900	$—	$6,900	$—	$(167)	$(167)	$6,733
Purchased technology	4	—	5,000	—	5,000	—	(135)	(135)	4,865
Customer backlog	1	—	5,100	—	5,100	—	(740)	(740)	4,360
Trademark/ trade name portfolio	5	3,487	2,600	(2,520)	3,567	—	(104)	(104)	3,463
In-process research & development costs	—	—	2,100	—	2,100	—	—	—	2,100

Total		$3,487	$21,700	$(2,520)	$22,667	$—	$(1,146)	$(1,146)	$21,521

Intangible assets are amortized on a straight-line basis over their estimated useful lives.

In December 2002, as a part of the acquisition of Old Rackable, a tradename intangible asset of $3.5 million was recorded. Upon the acquisition of Legacy SGI and the change in name to Silicon Graphics International Corp., it was determined that the capitalized tradename, which was historically classified as an indefinite life asset, has a finite life of five years. Additionally, it was determined that the tradename was impaired, primarily as it will be used for a product line only, and an impairment charge of $2.5 million was recorded during the three and six months ended June 26, 2009 in the unaudited condensed consolidated statement of operations as sales and marketing expense.

Amortization of intangible assets for the three months ended June 26, 2009 and June 28, 2008 was $1.2 million and $0.8 million, respectively. Amortization of intangible assets for the six months ended June 26, 2009 and June 28, 2008 was $1.2 million and $1.8 million, respectively.

As of June 26, 2009 estimated future amortization of finite lived intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2010	$7,640
2011	3,280
2012	3,212
2013	2,813
2014	2,476

$19,421

Other Assets

Other assets consist of the following (in thousands):

	June 26, 2009	January 3, 2009
Long-term inventory	$14,332	$192
Restricted pension plan assets	8,152	—
Investment in SGI Japan	5,000	—
Residual value of leased equipment	1,476	—
Long-term refundable deposits	1,416	—
Lease payments receivable	986	132
Long-term prepaid expenses	910	—
Other assets	1,314	359

Total other assets	$33,586	$683

Warranty Reserve

Activity in the warranty reserve is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Balance - beginning of period	$2,638	$2,361	$2,789	$2,038
Warranty accrual assumed in acquisition of Legacy SGI	6,367	—	6,367	—
Current period accrual	607	2,105	970	2,533
Warranty expenditures charged to accrual	(1,040)	(783)	(1,554)	(888)

Balance - end of period	$8,572	$3,683	$8,572	$3,683

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	June 26, 2009	January 3, 2009
Accrued warranty, current portion	$5,920	$2,789
Accrued sales and use tax payable	3,562	1,951
Income taxes payable	1,256	—
Other	21,142	2,412

Total other current liabilities	$31,880	$7,152

Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 26, 2009	January 3, 2009
Deferred income taxes	$2,966	$812
Accrued warranty, non-current portion	2,652	—
Deferred rent, non-current portion	1,082	1,138
Other	8,246	—

Total other non-current liabilities	$14,946	$1,950

5. STOCK REPURCHASE

In February 2009, the Company’s Board of Directors authorized a share repurchase program of up to $40.0 million of its common stock. Under the program, the Company was able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The program was discontinued in April 2009 and no shares of outstanding common stock were repurchased during the three months ended June 26, 2009. During the three months ended April 4, 2009, the Company repurchased 243,695 shares of outstanding common stock which are being held in treasury at an average price of $4.19 per share, for a total of $1.0 million, including expenses. Such repurchases were accounted for at cost and reflected as treasury stock in the accompanying balance sheet.

6. SHARE-BASED COMPENSATION

Share-Based Benefit Plans

In 2005, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2005 Equity Incentive Plan (“2005 Plan”), 2005 Non-Employee Directors’ Stock Option Plan and 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”).

The Company’s Board of Directors adopted the 2006 New Recruit Equity Incentive Plan (“New Recruit Plan”) in January 2006 which allows the Company to grant non-statutory stock awards to newly hired employees as an inducement to join the Company. No grants may be made under the New Recruit Plan to persons who are continuing employees or directors. The New Recruit Plan provides for the grant of the following stock awards: (i) non-statutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards, and (vi) other stock awards.

Determining Fair Value

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Six Months Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Option Plans Shares
Risk-free interest rate	2.7%	3.1%	1.9%	3.1%
Volatility	62.8%	59.1%	63.7%	62.1%
Weighted average expected life (in years)	6.1	5.2	5.0	5.2
Weighted average fair value	$3.02	$5.80	$2.20	$5.36

ESPP Plan shares
Risk-free interest rate	0.67%	2.0%	0.67%	2.0%
Volatility	68.0%	52.7%	68.0%	52.7%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Weighted average fair value	$1.66	$9.35	$1.66	$9.35

The computation of expected life is based on an analysis of the relevant industry sector post-vest termination rates and exercise factors. The expected volatility is based on a combination of the implied and historical volatility for both the Company and its peer group. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s share-based awards do not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities. As stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. In accordance with SFAS No. 123R, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Share-Based Compensation Expense

Total share-based compensation expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Cost of revenue	$306	$368	$423	$670
Research and development	230	713	524	1,355
Sales and marketing	210	678	579	1,327
General and administrative	785	1,774	1,689	3,473

Continuing operations	1,531	3,533	3,215	6,825
Discontinued operations	(53)	225	(111)	390

Total share-based compensation expense	$1,478	$3,758	$3,104	$7,215

Stock Options and Restricted Stock Awards Activity

Summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
Balance at January 3, 2009	3,205,373	$12.24
Options granted	210,164	4.03
Options exercised	(5,890)	1.36
Options cancelled	(523,487)	10.51

Balance at June 26, 2009	2,886,160	$11.98	7.75	$162,855

Vested and expected to vest at June 26, 2009	2,564,381	$12.16	7.62	$134,512

Exercisable at June 26, 2009	1,379,431	$12.70	6.88	$60,915

The total intrinsic value of options exercised in the six months ended June 26, 2009 and June 28, 2008 was zero and $0.3 million, respectively.

As of June 26, 2009 there was $4.2 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.25 years.

Summary of restricted stock awards (“RSA”) activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at January 3, 2009	128,126	$14.75
Released	(27,186)	14.95

Balance at June 26, 2009	100,940	$14.69

As of June 26, 2009 there was $0.3 million of total unrecognized compensation cost related to RSA. That cost is expected to be recognized over a weighted average period of 1.77 years.

Summary of restricted stock units (“RSU”) activity is as follows:

	Shares	Aggregate Intrinsic Value
Balance at January 3, 2009	1,043,785	$4,289,956
Released	(194,982)
Forfeited	(146,069)

Balance at June 26, 2009	702,734	$3,218,522

Vested and expected to vest at June 26, 2009	549,583	$2,517,090

As of June 26, 2009 there was $2.1 million of total unrecognized compensation cost related to RSU. That cost is expected to be recognized over a weighted average period of 2.4 years.

During the six months ended June 26, 2009, 85,262 shares of common stock were delivered to the Company in payment of $0.4 million of withholding tax obligations arising from the release of RSA and RSU. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date.

At June 26, 2009, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP Plan not yet recognized was approximately $0.3 million. This cost will be amortized on a straight-line basis over approximately 1.25 years.

The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP Plan during the six months ended June 26, 2009 and June 28, 2008:

	June 26, 2009	June 28, 2008
Shares issued	99,603	85,433

Weighted-average purchase price per share	$3.77	$9.35

7. RESTRUCTURING EXPENSES

To effect the desired synergies of the acquisition of Legacy SGI, the Company incurred restructuring expenses to consolidate functions and facilities and resize the workforce. The total June 2009 restructuring expense, was $1.3 million, primarily for cash charges for employee terminations. As of June 26, 2009 total cash charges of $0.8 million have been incurred, of which $1.7 million remain as a restructuring liability. Substantially all costs related to the June 2009 restructuring are expected to be paid over the next twelve months.

The following table provides the roll forward of the restructuring liability (in thousands):

	Employee Termination	Facilities Exit Costs	Total
Balance at January 3, 2009	$—	$—	$—
Liabilities assumed in the acquisition of Legacy SGI	822	345	1,167
Expenses accrued	1,253	17	1,270
Cash payments	(626)	(163)	(789)
Effect of foreign currency translation	47	—	47

Balance at June 26, 2009	$1,496	$199	$1,695

The Company incurred facility restructuring charges of $0.7 million for the three and six months ended June 28, 2008, related to a one-year-early lease termination agreement for the Milmont, California facility, which became excess after relocation of engineering activities to a newly-leased building in Fremont, California. The $0.7 million accrued liability for facility exit costs as of June 28, 2008 was included in other current liabilities and fully paid in the third quarter of fiscal 2008.

8. EARNINGS PER SHARE

Basic net loss per common share is computed by dividing net income by the weighted average number of shares of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive potential common shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same for the year. Potentially dilutive securities outstanding were not included in the computation of diluted net loss per common share because to do so would have been anti-dilutive. The following table sets forth the computation of basic net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Numerators:
Loss from continuing operations	$(597)	$(10,759)	$(14,191)	$(8,150)
Net loss from discontinued operations, net of tax	(217)	(17,171)	(20)	(20,546)

Net loss	$(814)	$(27,930)	$(14,211)	$(28,696)

Denominator:
Shares used in computing basic and diluted net loss per share	29,794	29,419	29,798	29,429

Net loss per share, basic and diluted:
Continuing operations	$(0.02)	$(0.37)	$(0.48)	$(0.28)
Discontinued operations	(0.01)	(0.58)	—	(0.70)

Basic and diluted net loss per share	$(0.03)	$(0.95)	$(0.48)	$(0.98)

The Company has shares of common stock potentially issuable from stock options during each of the periods presented which are excluded from the calculation of diluted net loss per share because of their antidilutive effect. The number of such outstanding stock options was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Potentially dilutive shares from stock option plans	2,886	3,059	2,886	3,059

9. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

In Germany and the United Kingdom the Company provides certain current and former employees pension benefit under defined benefit plans. These defined benefit plans were acquired as part of the acquisition of Legacy SGI in May 2009. No new employees are eligible to join these plans.

The projected benefit obligation (PBO) and the assets of the United Kingdom plan have been transferred to an insurance company and the Company is not responsible for any additional contributions to the plan to fund the benefit payments to the employees. However, the Company continues to pay the annual administrative costs of the plan.

The Company carries the interest and service cost of the plan. Actuarial gains and losses are amortized over the life of the plan. The Company has a life insurance policy with a cash surrender value that has been earmarked by the Company to partly cover the under-funded element of the plan.

The cost of the German plan during for the period ended June 26, 2009 is comprised of the following (in thousands):

Service cost	$20
Interest expense	79
Expected return on plan assets	(13)

Net periodic pension cost	$86

PBO is the actuarial present value of benefits attributable to employee service rendered to date, including, the effects of estimated future salary increases. The actuarial valuation of PBO is based on the following assumptions at June 26, 2009.

Discount rate	6.0%
Return on plan assets	4.1%
Salary increase	2.0%
Pension increase	1.5%

PBO activity is as follows (in thousands):

Pension Benefit Obligation
Balance assumed at May 8, 2009	$6,797
Service cost	20
Interest cost	79
Actuarial gain	(21)
Benefits paid	(21)
Effect of foreign currency translation	383

Obligation at June 26, 2009	$7,237

The cash surrender value of life insurance that has been earmarked by the Company to partly cover the under-funded status of the German plan of $8.2 million is included in other assets. The PBO has been reduced by $2.3 million of plan assets and the net liability is included in accrued compensation and other long-term liabilities.

Defined Contribution Plan

Effective September 1, 2003, the Company established a 401(k) retirement plan covering substantially all employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. The Company can make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $22,000 and $50,000 for the three months ended June 26, 2009 and June 28, 2008, respectively. The Company contributed $72,000 and $118,000 for the six months ended June 26, 2009 and June 28, 2008, respectively.

10. INCOME TAXES

The Company recorded a tax benefit of $2.3 million and $2.2 million for the three and six months ended June 26, 2009. The tax benefit was computed based on the year to date financial statements reflecting the Company’s new fiscal year end of June 26, 2009. The income tax benefit for the three months ended June 26, 2009 includes a tax benefit of $1.8 million resulting from the release of the Company’s previously recorded valuation allowance to offset the deferred tax liabilities recorded in the acquisition of Legacy SGI pursuant to SFAS No. 141R. Additionally, the Company released valuation allowances of $0.8 million for the three months ended June 26, 2009 resulting from changing the classification of the tradename intangible asset from indefinite to definite lived. The effective tax rate used to record the tax benefit differed from the combined federal and net state statutory income tax rate for the three and six months ended June 26, 2009 primarily due to the release of the Company’s valuation allowance and operating losses generated during the period from which the Company does not benefit.

The Company recorded a tax expense of $1.5 million for each of the three and six months ended June 28, 2008. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three and six months ended June 28, 2008 primarily due to an increase in the valuation allowance for domestic deferred tax assets.

As of June 26, 2009, the Company has provided a full valuation allowance against net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

The Company had approximately $8.3 million of gross unrecognized tax benefit as of June 26, 2009 primarily due to the recognition of tax benefits as a result of Legacy SGI’s tax contingency recorded in the acquisition under SFAS No. 141R, of which $8.0 million, when recognized, will impact the effective tax rate. During the six months ended June 26, 2009, the Company recorded a net increase of $11.0 million through business combination for taxes accrued interest and penalties associated with Legacy SGI’s tax unrecognized tax liabilities.

        The Company is subject to taxation in various foreign and state jurisdictions as well as the U.S. The Company’s U.S. federal and state income tax returns are generally not subject to examination by tax authorities for tax years before 2002. With a few exceptions, tax years from 2002 forward remain open to examination by tax authorities in the major foreign jurisdictions in which the Company operates. The Company has open income tax examinations for years 1995 through 2005 in various foreign jurisdictions. The most significant of these tax examinations has resulted in a tax adjustment of approximately $12.0 million (including interest) payable to the Canadian government. The Company has requested refunds of overpaid taxes from the Canadian government (made in April 2005 through a voluntary disclosure) for fiscal years 1996 through 2002. The discussions with the Canadian tax authorities regarding refund for over-paid taxes is still in progress; therefore, it is uncertain as to whether the application for refund and the amount requested will be accepted. The Company’s subsidiaries are also currently under income tax audit in Germany on issues related to transfer pricing for fiscal 2003 through 2005.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some of the issues under review by the Canadian taxing authorities could be resolved in the next 12 months, at this stage of the process it is not practicable to estimate a range of the potential change in the underlying unrecognized tax benefits with respect to these examinations.

The Company has historically considered undistributed earnings of its foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. The Company currently intends to continue to indefinitely reinvest the undistributed earnings of its foreign subsidiaries outside of the United States.

11. DISCONTINUED OPERATIONS

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

In accordance with SFAS No. 144, the abandonment of the Rapidscale product line qualifies as a discontinued operation. Accordingly, the results of operations of the Rapidscale product line have been reclassified and included in “discontinued operations, net of tax”, within the Consolidated Statements of Operations for the three and six months ended June 26, 2009 and June 28, 2008 respectively.

The following summarizes the results of discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Revenue	$133	$195	$307	$360
Cost of revenue	62	36	132	62

Gross profit	71	159	175	298

Operating expenses
Research and development	(52)	3,177	(48)	6,733
Sales and marketing	—	(5)	—	60
General and administrative	17	76	32	136
Impairment of long-lived assets	—	16,856	—	16,856

Total operating expenses	(35)	20,104	(16)	23,785

Income (loss) from discontinued operations	106	(19,945)	191	(23,487)
Other expense	(323)	—	(211)	—

Loss from discontinued operations before taxes	(217)	(19,945)	(20)	(23,487)
Benefit from income taxes	—	(2,774)	—	(2,941)

Net loss from discontinued operations	$(217)	$(17,171)	$(20)	$(20,546)

12. SEGMENT INFORMATION

The Company is managed by its executive officers in Fremont, California. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). Based on the financial information reviewed by the CEO, the Company has determined that it operates in a single reportable segment.

Accounts receivable from Amazon accounted for 30% of accounts receivable, net at June 26, 2009. Accounts receivable from Microsoft, Amazon, and Getco accounted for 39%, 27%, and 11% respectively, of accounts receivable, net at January 3, 2009.

Revenue from customers representing 10% or more of total revenue was as follows:

	Three Months Ended		Six Months Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Amazon	27%	26%	30%	25%
Yahoo	*	25%	*	13%
Microsoft	*	16%	13%	16%
Facebook	*	*	*	10%

*	Less than 10% of total revenue

Revenue from both domestic and international customers (based on the address of the customer on the invoice) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Domestic revenue	$40,549	$74,755	$76,880	$137,543
International revenue	17,870	1,013	25,897	6,026

Total revenue	$58,419	$75,768	$102,777	$143,569

Over 90% of the Company’s property and equipment was located in the United States as of June 26, 2009, and June 28, 2008.

13. RELATED PARTY TRANSACTIONS

The Company owns approximately 10% of the outstanding stock of SGI Japan and the Company’s Chief Executive Officer is a member of SGI Japan’s Board of Directors. The Company records revenue for products sold to SGI Japan when evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured as prescribed by SAB No. 104. Revenue and cost of revenue associated with sales to SGI Japan were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Product revenue	$145	$—	$145	$—

Cost of product revenue	$95	$—	$95	$—

Aggregate amounts receivable from and payable to SGI Japan were immaterial at June 26, 2009.

14. FINANCIAL GUARANTEES

The Company has issued financial guarantees to cover rent on leased facilities and equipment; to government authorities for VAT and other taxes; and to certain other parties to support payments in advance of future delivery on goods and services. The majority of the Company’s financial guarantees have terms of one year or less. The maximum potential obligation under financial guarantees at June 26, 2009 was $3.5 million for which the Company has $3.5 million of assets held as collateral. The full amount of the assets held as collateral was included in short-term and long-term restricted cash and cash equivalents.

15. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year
2010	$6,621
2011	4,683
2012	3,545
2013	2,598
2014	1,157
Thereafter	264

Total	$18,868

Rent expense for the six months ended June 26, 2009 and June 28, 2008 was approximately $2.0 million and $2.7 million, respectively.

Purchase Commitments

In connection with supplier agreements, the Company has agreements to purchase certain units of inventory and non-inventory items through 2010. As of June 26, 2009, these remaining commitments were approximately $6.7 million.

Indemnification Agreements

The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 26, 2009. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of June 26, 2009.

Contingencies

The Company may, from time to time, be involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and it can reasonably estimate the amount of the loss. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

On August 10, 2005, the Legacy SGI’s German subsidiary, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to a Legacy SGI system delivered in the spring of 2003. The Company is seeking full payment for the system of €4.6 million ($6.5 million based on the conversion rate on June 26, 2009). On September 21, 2005, TSI filed a counterclaim contesting Legacy SGI’s claim and alleging damages of €9.0 million ($12.6 million based on the conversion rate on June 26, 2009) plus interest since April 2004, which exceeds the Company’s contractual limit of liability of €2.0 million ($2.8 million based on the conversion rate on June 26, 2009). On December 7, 2005, Legacy SGI responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($5.3 million based on the conversion rate on June 26, 2009) for lost profit relating to maintenance services. The matter is proceeding through the German court system. The Company cannot currently predict the outcome of this dispute.

In fiscal 2005, as a result of anonymous allegations and allegations by an ex-employee, Legacy SGI conducted an internal investigation into whether certain systems were delivered to an entity in China in possible violation of U.S. export laws. Legacy SGI voluntarily shared information with respect to the investigation with the U.S. Department of Commerce. The Company cannot be assured that the Department or other agencies of the U.S. government will not institute any proceedings against it in the future. In addition, from time to time, the Company receives inquiries from regulatory agencies informally requesting information or documentation. There can be no assurance in any given case that such informal review will not lead to further proceedings involving the Company in the future.

On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. The Company is currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.6 million based on the conversion rate on June 26, 2009) plus interest and costs. On February 29, 2008, Legacy SGI filed its reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on June 26, 2009) plus interest and costs. The proceeding has commenced but the next hearing is scheduled for August 22, 2009. The Company cannot currently predict the outcome of this dispute.

In January, 2009, the Company and certain of its former officers were sued in the United States District Court, Northern District of California, in a matter captioned Dull v. Rackable, Inc. The complaint includes claims of violations of both (i) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. The allegations relate to the drops in the Company’s share price in early 2007 relating to their earnings reports for 2006 and Q4 2006. On April 16, 2009, the Court appointed Elroy Whittaker as Lead Plaintiff and the Law Firm of Lionel Glancy as Lead Plaintiff’s Counsel. Lead Plaintiff filed a Consolidated Complaint on June 15, 2009, again asserting claims under Sections 10(b) and 20(a) of the Exchange Act against the Company and certain of the its former officers. On August 13, 2009, the Company and its former officers will file a Motion to Dismiss the Amended Complaint.

In March 2009, the Company and certain of its present and former directors and officers were sued in the Superior Court of the State of California for Alameda County, in a shareholder derivative lawsuit captioned Milo v. Barton, et al, Case No. R30944-0474. The complaint alleges that the defendants engaged in various acts and omissions that resulted in the drops of the Company’s share price in early 2007, and asserts claims for alleged breaches of defendants’ fiduciary duties, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, disgorgement of unspecified compensation earned by the defendants, and an award of an unspecified amount for plaintiff’s costs and attorneys fees. By stipulated order dated April 13, 2009, this action has been stayed pending resolution of the pleadings in the federal class action.

Third parties in the past have asserted, and may in the future assert, intellectual property infringement claims against the Company, and such future claims, if proved, could require the Company to pay substantial damages or to redesign its existing products or pay fees to obtain cross-license agreements. Litigation may be necessary in the future to enforce or defend the Company’s intellectual property rights, to protect the Company’s trade secrets or to determine the validity and scope of its proprietary rights or the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm the Company’s business, operating results and financial condition. Further, many of the Company’s current and potential competitors have the ability to dedicate substantially greater resources to enforcing and defending their intellectual property rights than the Company.

The Company is not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, litigation is subject to inherent uncertainties and costs and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, cash or other settlement, or an injunction prohibiting it from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the Company’s consolidated financial condition, results of operations or cash flows of the period in which the resolution occurs or on future periods

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

Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, the effect that the current economic and credit crises may continue to have on our business, the risk factors set forth in,” Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A—Risk Factors,” and elsewhere in this Form 10-Q and the risks detailed from time to time in Silicon Graphics International Corp.’s future U.S. Securities and Exchange Commission reports. The information included in this Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ materially from the forward-looking statements included herein. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results except as required by law. Accordingly, we caution readers not to place undue reliance on such statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 in this Form 10-Q and with our financial statements and notes thereto for the year ended January 3, 2009, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009 and Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2009.

“Silicon Graphics,” “SGI,” “Eco-Logical,” “RapidScale,” “CloudRack,” “ICE Cube,” “Rackable” and the Silicon Graphics logo are trademarks or registered trademarks of Silicon Graphics International Corp. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

Overview

We are a global leader in large-scale clustered computing and storage, high-performance compute and storage, and data center technologies. We also provide world-wide professional services as it relates to our products and relevant third party products. We are dedicated to solving the IT industry’s most demanding business and technology challenges by delivering clustered computing and storage solutions, high performance computing and storage solutions, Eco-Logical datacenter solutions, software and services. We develop, market, and sell a broad line of low cost, mid-range and high-end computing servers, data storage and visualization systems as well as differentiating software. We sell data center infrastructure products purpose-built for large-scale data center deployments. In addition, we provide global customer support and professional services related to our products. We enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide them greater flexibility and scalability. We are also a leading developer of enterprise class, high-performance features for the Linux operating system that provide our customers with a standard Linux operating environment combined with our differentiated yet un-intrusive Linux extensions that improve performance, simplify system management, and provide a more robust development environment.

We pioneered Eco-Logical data center design with innovative technologies in the areas of chassis and cabinet design, power distribution techniques, cooling techniques, and hardware-based remote management capabilities. We offer compute servers using our half-depth design, enabling back-to-back mounting for higher server density and improved thermal management. Data center products include ICE Cube™ a modular data center which augments or replaces traditional brick-and-mortar facilities, CloudRack™ C2 for breakthrough density and configurability for cluster computing, and MobiRack™ for mobile, all-in-one data center capabilities for field deployments.

Our products and services are used by the scientific, technical, and business communities to solve challenging data-intensive computing, data storage and management and visualization problems. These problems typically require large amounts of computing power and fast and efficient data movement both within the computing system and to and from large-scale data storage installations. Enterprises have also begun to deploy large-scale computing and storage farms by aggregating large numbers of relatively inexpensive, open-standard modular computing and storage systems. Our end users employ our systems to access, analyze, transform, manage, visualize and store very large amounts of data in real time or near real time running low-cost operating systems such as Linux and Windows and, we believe, enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide enterprises with greater flexibility and scalability. The vertical markets we serve include defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, media and entertainment, semiconductor design, manufacturing, financial services, data centers, and business intelligence and data analytics.

Applications for our systems within these vertical markets include simulating global climate changes, accelerating engineering of new automotive designs, supporting homeland security initiatives, real-time fraud detection, streaming media from Internet-video to film, and gaining business intelligence through data-mining. Our services facilitate rapid installation and implementation of our products, optimizing their use, maintaining their availability and educating customers to increase productivity.

From developing custom chips to datacenter solutions, we differentiate by scaling for compute and data intensive workloads of our customers’ most demanding applications. We have over 1,300 employees worldwide and we sell and market our systems, technologies, software, and services to enterprises in over 25 countries through our direct and indirect sales force including OEMs, system integrators and value added resellers. In the six months ended June 26, 2009 and June 28, 2008, international sales were approximately 25.2% and 4.2%, respectively, of our total revenue.

Significant events

Our financial results, during the quarter ended June 26, 2009 were affected by certain significant events that should be considered in comparing the periods presented.

Acquisition of Silicon Graphics, Inc.

On May 8, 2009 we acquired substantially all of the assets, excluding certain assets unrelated to the ongoing business, and certain liabilities of Silicon Graphics, Inc. (an entity in Chapter 11 of the U.S. Bankruptcy code) for approximately $42.5 million in cash.

Change in Corporate Name and Trading Symbol

On May 18, 2009 Rackable Systems, Inc. changed its name to Silicon Graphics International Corp. (SGI) and changed its NASDAQ stock ticker symbol from “RACK” to “SGI.”

Change in fiscal year

On June 19, 2009, the Board of Directors of SGI approved a change in SGI’s fiscal year-end from the Saturday closest to December 31st of each year to the last Friday in June of each year. As a result of this change, SGI’s current fiscal year, which began on January 4, 2009, ended on June 26, 2009. Additionally, this change in year-end resulted in the June 2009 quarter having only 83 days versus 91 days for a full quarter. The change in fiscal year-end was made to facilitate the integration and consolidated reporting of the businesses and other assets acquired from Silicon Graphics, Inc.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates on historical expenses and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Estimating allowances for doubtful accounts and sales returns;

•	Inventory valuation

•	Valuation of intangible assets;

•	Impairment of long-lived assets;

•	Warranty reserve;

•	Share-based compensation;

•	Restructuring expense; and

•	Accounting for income taxes

Revenue Recognition. We account for revenue under the provisions of SEC Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements (“SAB 104”), FASB Technical Bulletin No. 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts(“FTB 90-1”), Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”), FASB’s Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No.00-21”), and EITF No.01-09 Accounting for Consideration Given by a Vendor to a Customer (Including Reseller of the Vendor’s Products).

We enter into revenue arrangements to sell products and services for which we are obligated to deliver multiple products and/or services. A typical multiple-element arrangement includes product, third-party or product and services, consulting services, and maintenance. Under the provisions of SAB 104, we recognize revenue from sales of products when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured. Nevertheless, due to substantive performance obligation, revenue is only recognized when formal customer acceptance is received, unless acceptance is deemed to be perfunctory.

Service revenue includes hardware maintenance and installation. Pursuant to SAB 104, we recognize revenue from the sale of our products prior to completion of these services, as product sales are not dependent on these services to be functional. Under FTB 90-1, revenue from hardware maintenance contracts, which are sold and invoiced separately, is recognized ratably over the contract term, generally one to three years. Installation services are typically requested by new customers who have limited history with the products. Installation and related services are usually performed within a short time after delivery of products.

Where software is integrated with hardware and sold as a hardware appliance we provide unspecified software updates and enhancements to the software through service contracts. As a result, we account for these arrangements in accordance with SOP 97-2 for transactions where software is determined to be more than incidental to the product. Revenue earned on software arrangements involving multiple-elements are allocated to each element based on Vendor Specific Objective Evidence (“VSOE”) of fair value. The undelivered element is generally post contract customer support (“PCS”) for which VSOE of fair value is determined based on the price charged for the PCS when sold separately. We have not established VSOE on our PCS arrangements for certain of our products and therefore revenue from these arrangement is deferred and recognized ratably over the PCS period.

Under EITF No. 00-21 multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. In performing the assessment, we first apply the separation criteria within FTB 90-1 to separate the deliverables that fall within the scope of FTB 90-1. Multiple-element arrangements are separated into more than one element if all of the following are met:

•	The delivered item(s) has value to the customer on a standalone basis.

•	There is objective and reliable evidence of the fair value of the undelivered item(s).

•	If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially within our control.

If all of the above criteria are not met, revenue associated with the arrangement is deferred until the entire arrangement has been delivered.

Royalty Revenue. We recognize royalty revenue under fixed fee arrangements in the quarter in which the revenue is earned in accordance with the contractual terms and conditions. Under volume-based technology agreements, where we are unable to reliably estimate license volume, we recognize revenue in the quarter in which we receive reports from licensees detailing the shipments of products incorporating our intellectual property components. The reports are generally received on a one-quarter lag basis from when the royalty revenues are earned. Royalty revenue was not material for any of the periods presented.

Engineering Service Revenue. We recognize engineering services revenue when services are rendered, or when an identifiable portion of the contract is completed, no significant post-delivery obligations exist, and collectability is reasonably assured. Engineering service revenue was not material for any periods presented.

Allowance for Doubtful Accounts. We provide an allowance for uncollectible accounts receivable as part of our general and administrative expenses based on our assessment of the collectability of specific customer accounts and an analysis of the remaining accounts receivable. We also analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sale transactions before shipment is authorized. In future, if our actual collections differ significantly from our estimates it may result in additional charges to or decreases in our general and administrative expenses.

Inventory Valuation. We value our inventories at the lower of cost or market with cost determined on a first-in, first-out basis. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and long-term inventory, on a periodic basis. We write down obsolete inventory or inventory in excess of our estimated usage to its estimated market value less cost to sell, if less than its cost. Inventory write-downs are included in cost of revenue in our unaudited condensed consolidated statement of operations. Inherent in our estimates of market value in determining inventory valuation are estimates related to future demand and technological obsolescence of our products. Long-term inventory is valued based on assumptions about product life cycles, historical usage, current production status, and installed base and is periodically tested for impairment. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required.

Valuation of Intangible Assets. We periodically evaluate our intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets include customer relationships, purchased technology, customer backlog, trade mark and tradename, in-process research and development. Factors that can trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner we use the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. In-process research and development is evaluated at the completion or abandonment of related development projects.

Intangible assets are assessed for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Cash flow assumptions used in calculating the fair value are based on historical and forecasted revenue, operating costs, and other relevant factors. If our estimate of future operating results changes, or if there are changes to other assumptions, the estimate of the fair value of our intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our unaudited condensed consolidated financial statements.

Impairment of Long-Lived Assets. Carrying values of long-lived assets are assessed for possible impairment in accordance with the requirements of SFAS No. 144. Impairment tests are conducted when we identify events or when we believe that circumstances have changed to indicate that the carrying amount of a long-lived asset may not be recoverable. Such events or changes in circumstances may include the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, or an adverse change in legal factors or in the business climate. Our impairment review to determine if a potential impairment charge is required is based on an undiscounted cash flow analysis. This analysis requires judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume and revenue and expense growth rates. It is possible that our estimates of these assumptions may change in the future resulting in the need to reassess the carrying value of our long-lived assets for impairment.

Warranty Reserve. We provide for estimated cost to warrant our products against defects in materials and workmanship at the time revenue is recognized. We net any cost recoveries from warranties offered to us by our suppliers against the warranty expense. Warranty costs include labor to repair faulty systems and replacement parts for defective items, as well as other costs incidental to warranty repairs. We estimate our warranty obligation based on factors such as product life cycle analysis and historical experience, and our estimate is affected by data such as product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our standard warranty ranges from one to three years. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required which could have a significant impact on our unaudited condensed consolidated financial statements.

Share-Based Compensation. We account for our employee stock purchase and stock incentive plans under the provisions of SFAS No. 123R, which requires the recognition of the fair value of share-based compensation in net income. The fair values of our unvested stock units are calculated based on the fair value of our common stock at the dates of grant, using the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of the our common stock over the expected term and the number of options that will ultimately not vest (i.e. forfeitures). Changes to any of these assumptions can have a significant effect on our reported share-based compensation.

Restructuring Expense. In recent years, we have recorded accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs and the settlements of contractual obligations, including lease terminations resulting from our actions. Accruals associated with employee termination costs are estimated in accordance with SFAS No. 146. Accruals associated with vacated facilities and related asset impairments are estimated in accordance with SFAS No. 5 and SFAS No. 144, respectively. Estimates may be need to be adjusted upon occurrence of future events, which include, but are not limited to, changes in estimated time to sublease, sublease terms and sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of commercial real estate markets, we expect to make future adjustments to these vacated facilities accruals that can have a significant effect on our unaudited condensed consolidated financial statements.

Accounting for Income Taxes. The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is comprised primarily of future tax deductions, is subject to significant judgment as to whether it is more likely than not our deferred tax assets will be realized. In determining whether the realization of these deferred tax assets may be impaired, we evaluate both positive and negative evidence as required in accordance with SFAS No. 109 Accounting for Income Taxes. As of June 26, 2009, we have concluded that it is more likely than not that our U.S. and international deferred tax assets in excess of recoverable income taxes and certain deferred tax liabilities are not probable of realization and we have therefore, recorded a valuation allowance for such excess deferred tax assets.

In 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes and related guidance and as a result, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement with the taxing authorities. We reevaluate these uncertain tax positions on a quarterly basis, based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, new audit activity and lapses in the statutes of limitations on assessment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period that such event occurs and can have a significant effect on our unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth our financial results for the three and six months ended June 26, 2009 and June 28, 2008, as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.3%	91.0%	92.4%	83.0%

Gross profit	8.7%	9.0%	7.6%	17.0%

Operating expenses:
Research and development	13.0%	4.9%	10.5%	5.0%
Sales and marketing	24.0%	7.6%	17.7%	8.5%
General and administrative	13.7%	9.0%	13.6%	9.6%
Restructuring expense and other, net	2.1%	0.9%	1.2%	0.5%
Acquisition related costs	5.3%	0.0%	5.9%	0.0%
Gain from settlement agreement	-8.6%	0.0%	-4.8%	0.0%
Gain on acquisition	-33.9%	0.0%	-19.3%	0.0%

Total operating expenses	15.6%	22.4%	24.8%	23.6%

Loss from operations	-6.9%	-13.4%	-17.2%	-6.6%

Total other income:
Interest income, net	0.1%	1.4%	0.1%	2.0%
Other income	1.9%	-0.3%	1.1%	0.0%

Total other income	2.0%	1.1%	-1.2%	2.0%

Loss from operations before income tax provision	-4.9%	-12.3%	-16%	-4.6%
Income tax provision from continuing operations	-3.9%	1.9%	-2.2%	1.1%

Loss from continuing operations	-1.0%	-14.2%	-13.8%	-5.7%

Loss from discontinued operations	-0.4%	-26.3%	0.0%	-16.4%
Income tax benefit	0.0%	-3.7%	0.0%	-2.0%

Net loss from discontinued operations, net of tax	-0.4%	-22.6%	0.0%	-14.4%

Net loss	-1.4%	-36.8%	-13.8%	-20.1%

Comparison of the three and six months ended June 26, 2009 and June 28, 2008

Financial Highlights

•	Our lower revenue and gross margin was primarily attributed to a decrease in the number of units shipped as well as a decrease in average selling price.

•	We experienced a significant increase in our operating expenses due to the acquisition of Legacy SGI in the three months ended June 26, 2009.

•

We experienced a significant decrease in total share-based compensation expense due to a declining stock price and employee turnover. Total share-based compensation expense decreased by approximately $2.3 million from $3.6 million in the three months ended June 28, 2008 to $1.5 million for the three months ended June 26, 2009. Share based compensation decreased $4.1 million from $7.2 million in the six months ended June 28, 2008 to $3.1 million for the six months ended June 26, 2009.

Revenue

We derive revenue from the sale of products and services directly to end users as well as through resellers and system integrators. Product revenue is derived from the sale of mid-range to high-end computing servers, data storage systems, and visualization systems as well as software. Service revenue is generated from the sale of standard maintenance contracts as well as custom maintenance contracts that are tailored to individual customers’ needs. We recognize service revenue ratably over the service periods. Maintenance contracts are priced as a percentage of the list price of the underlying products to which the service relates. Maintenance contracts are typically between one to three years in length, and we actively pursue renewals of these contracts. We also generate professional services revenue related to implementation of and training on our products.

The following table presents revenue (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 26, 2009	June 28, 2008	Change		June 26, 2009	June 28, 2008	Change
			$	%			$	%
Revenue	$58,419	$75,768	$(17,349)	(23)%	$102,777	$143,569	$(40,792)	(28)%

Revenue decreased $17.3 million or 23% in the three months ended June 26, 2009 from $75.8 million in the three months ended June 28, 2008. The decline was primarily due to a 59% decrease in the number of units shipped from prior year. In addition there was a 10% decrease in the average selling price of the units shipped. The decline reflects the economic downturn which we believe has impacted the timing of our customers’ buying decisions and our average sales price. The decline in revenue was offset by six weeks of revenue from Legacy SGI which contributed $30.7 million of revenue during the quarter.

Revenue decreased $40.8 million or 28 % in the six months ended June 26, 2009 from $143.6 million in the six months ended June 28, 2008. The decline was primarily due to a 53% decrease in the number of units shipped over the prior year period. The decline was offset by a 6% increase in average selling price reflecting customer and product configuration mix changes. The decline was also offset by six weeks of revenue from Legacy SGI which contributed $30.7 million of revenue to our results for the period.

We expect average selling prices for similar products to decline over time as competitive pricing pressure increases, and our products mature in the market and are replaced with new products with increased performance and superior features.

Cost of revenue and gross profit.

Cost of revenue consists of costs associated with direct material, labor, inventory write downs, manufacturing overhead, cost of shipment for products, and share-based compensation. Cost of revenue also includes personnel costs for providing maintenance and professional services. Our manufacturing overhead and professional services personnel costs are fixed or semi-variable and we are not able to reduce them in proportion to the reduction in revenue. Additionally, changes in customer and product mix, pricing actions by our competitors and commodity prices that comprise a significant portion of cost of revenue, significantly impact gross margin from period to period.

The following table presents cost of revenue, gross profit, and gross margin (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 26,	June 28,	Change		June 26,	June 28,	Change
	2009	2008	$	%	2009	2008	$	%
Cost of revenue	$53,341	$68,939	$(15,598)	(23)%	$95,000	$119,159	$(24,159)	(20)%
Gross profit	$5,078	$6,829	$(1,751)	(26)%	7,777	$24,410	$(16,633)	(68)%
Gross margin	8.7%	9.0%			7.6%	17.0%

The decline in cost of revenue is less than the decline in revenue due to the fixed nature of our manufacturing overhead and personnel costs. Additionally, with the acquisition of Legacy SGI we added facilities and personnel that contribute to our cost of revenue.

The decrease in gross margin for the three months ended June 26, 2009 compared to the three months ended June 28, 2008 is primarily attributed to our acquisition of Legacy SGI. In the three months ending June 26, 2009, we experienced a 10% decrease in our average selling price along with a 59% decrease in the number of units shipped. The decrease in units shipped resulted in a $4.1 million decrease in gross margin and a $5.2 million decrease was related to lower gross margin on those shipments. Lower gross margins were also a result of excess and obsolete charges being a higher percentage of revenue in the current quarter over prior year. This was offset by higher margin revenue earned from the Legacy SGI business. Legacy SGI contributed $7.6 million in gross margin in the three month period ending June 26, 2009.

The lower gross margin for the six months ended June 26, 2009 compared to the six months ended June 28, 2008 is primarily attributed to a decrease in average selling price and number of units shipped. In the current year, we experienced a 53% decrease in the number of units shipped which was offset by a 6% increase in average selling price. The decrease in units shipped resulted in $13.0 million decrease in gross margin and an $11.6 million decrease was related to lower gross margin on those shipments. Lower gross margin was also a result of excess and obsolete charges being a higher percentage of revenue in the current quarter over prior year. This was offset by higher margin revenue earned from the Legacy SGI business. Legacy SGI contributed $7.6 million in gross margin in the current quarter.

Operating Expenses

Research and development

Research and development expense consists primarily of personnel and related costs, share-based compensation, contractors, new component testing and evaluation, test equipment, new product design and testing, other product development activities, and facilities and information technology costs. Research and development expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 26,	June 28,	Change		June 26,	June 28,	Change
	2009	2008	$	%	2009	2008	$	%
Research and development	$7,575	$3,699	$3,876	105%	$10,729	$7,239	$3,490	48%

Research and development expenses increased $3.9 million or 105% in the three months ended June 26, 2009 from $3.7 million in the three months ended June 28, 2008. The increase was primarily due to a $3.4 million increase in compensation and related expenses due to an increase in headcount from our acquisition of Legacy SGI. Headcount increased from 63 employees to 275 employees due to the addition of 212 employees as a result of the Legacy SGI acquisition. The increase is also attributable to an increase in our facilities costs of $0.5 million as we now have facilities in several more locations and an increase in depreciation expense of $0.4 million. Materials and supplies usage increased due to our acquisition of Legacy SGI by $0.6 million. These increases were offset by a decrease in our share-based compensation expense of $0.5 million and Legacy SGI research and development reimbursement arrangements with business partners of $0.9 million. The objective of these arrangements is to help fund the development of technologies or products that meet specific operational needs for our business partners and lead to commercialization of new products.

Research and development expenses increased $3.5 million or 48 % in the six months ended June 26, 2009 from $7.2 million in the six months ended June 28, 2008. The increase was primarily due to a $3.4 million increase in compensation and related expenses due to an increase in headcount primarily from our acquisition of Legacy SGI. Headcount increased from 63 employees to 275 employees due to the addition of 212 employees as a result of the Legacy SGI acquisition. The increase is also attributed to an increase in our facilities costs of $0.5 million as we now have facilities in several more locations and an increase in depreciation expense of $0.6 million. Materials and supplies usage increased due to our acquisition of Legacy SGI by $0.4 million. These increases were offset by a decrease in our share-based compensation expense of $0.8 million and Legacy SGI research and development reimbursement arrangements with business partners of $0.9 million. We expect research and development expense to increase in absolute dollars, in future periods as we will have a full quarter of operations of the Legacy SGI acquired business in our results.

Sales and marketing

Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees and salaries paid to our sales engineers who work with our sales and marketing employees to help sell and determine the components and configuration requirements for new products, share-based compensation, amortization of intangible assets, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail, and print advertising. Sales and marketing expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 26,	June 28,	Change		June 26,	June 28,	Change
	2009	2008	$	%	2009	2008	$	%
Sales and marketing	$14,003	$5,786	8,217	142%	$18,236	$12,196	6,040	50%

Sales and marketing expenses increased $8.2 million or 142% in the three months ended June 26, 2009 from $5.8 million in the three months ended June 28, 2008. The increase was primarily due to a $3.8 million increase in compensation and related expenses as a result of an increase in headcount from our acquisition of Legacy SGI. Headcount increased from 52 employees to 308 employees due to the addition of 256 employees as a result of the Legacy SGI acquisition. Upon the acquisition of Legacy SGI and the change in name to Silicon Graphics International Corp. it was determined that the capitalized Rackable trade name has a finite life and that it was impaired, as a result, we recorded an impairment charge of $2.5 million. In addition, we experienced an increase in facilities expense of $0.6 million, information technology costs of $0.5 million, commissions and sales bonuses of $0.4 million, depreciation expense of $0.3 million and amortization of intangibles of $0.3 as a result of our acquisition of Legacy SGI. The increase was offset by a decrease in share-based compensation of $0.5 million and a decrease in use of evaluation systems.

Sales and marketing expenses increased $6.0 million or 50% in the six months ended June 26, 2009 from $12.2 million in the six months ended June 28, 2008. The increase was primarily due to $3.8 million increase in compensation and related expenses due to an increase in headcount from our acquisition of Legacy SGI. Headcount increased from 52 employees to 308 employees due to the addition of 256 employees as a result of the Legacy SGI acquisition. We also recorded an impairment charge of $2.5 million related to the write down of the Rackable trade name. In addition, we experienced an increase in facilities expense of $0.6 million, information technology costs of $0.5 million, depreciation expense of $0.3 million and amortization of intangibles of $0.3 as a result of our acquisition of Legacy SGI. The increase was offset by a decrease in share-based compensation of $0.7 million, decrease of $0.5 million in commissions and bonuses due to a decline in sales, decrease in use of evaluation systems of $0.3 million, and decrease in our recruiting costs of $0.3 million.

We will continue to deploy our sales and support organizations to focus on key verticals such as federal, oil and gas, media and entertainment, financial services and geographic markets, as well as the markets presented by the Legacy SGI acquisition. We expect sales and marketing expenses to increase in future periods as we will have a full quarter of operations of the acquired business in our results.

General and administrative

General and administrative expense consists primarily of personnel costs of our general and administrative staff, directors and officers insurance, legal and professional service costs, depreciation, share-based compensation, and proportionately allocated facilities and information technology costs. General and administrative expense and period-over-period changes are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 26,	June 28,	Change		June 26,	June 28,	Change
	2009	2008	$	%	2009	2008	$	%
General and administrative	$8,002	$6,810	1,192	18%	$14,013	$13,790	223	2%

General and administrative expenses increased $1.2 million or 18% in the three months ended June 26, 2009 from $6.8 million in the three months ended June 28, 2008. The increase was primarily due to a $2.0 million increase in compensation and related expenses due to an increase in headcount from our acquisition of Legacy SGI. Headcount increased from 47 employees to 197 employees due to the addition of 150 employees as a result of the Legacy SGI acquisition. The increase is also due to an increase in a tax settlement expense of $0.5 million. The increase was offset by a decrease in share-based compensation expense of $1.0 million.

General and administrative expenses increased $0.2 million or 2% in the six months ended June 26, 2009 from $13.8 million in the six months ended June 28, 2008. The increase was primarily due to $2.0 million increase in compensation and related expenses due to an increase in headcount from our acquisition of Legacy SGI. Headcount increased from 47 employees to 197 employees due to the addition of 150 employees as a result of the Legacy SGI acquisition. The increase is also due to an increase in a tax settlement expense of $0.4 million. The increase was offset by a decrease in share-based compensation expense of $1.8 million. We will continue to focus on cost control in fiscal 2010 but expect our general and administrative expenses to increase in future periods as we continue to integrate the operations of Legacy SGI. We expect general and administrative expense to increase in absolute dollars, in future periods as we will have a full quarter of operations of the Legacy SGI acquired business in our results.

Restructuring expense

	Three Months Ended				Six Months Ended
	June 26,	June 28,	Change		June 26,	June 28,	Change
	2009	2008	$	%	2009	2008	$	%
Restructuring expense	$1,270	$685	585	85%	$1,270	$685	585	85%

Restructuring expenses consist primarily of severance costs and costs to exit facilities. Restructuring expenses increased $0.6 million or 85% for the three ended June 26, 2009 from $0.7 million in the three months ended June 28, 2008. Restructuring expenses in the current quarter consist of severance costs for employees that were terminated as a result of the Legacy SGI acquisition. We incurred restructuring charges of $0.7 million related to future lease commitments for excess facilities vacated during the quarter in the same period in prior year.

Acquisition-related Costs

Acquisition-related costs for the six months ended June 26, 2009, were $6.1 million related to the acquisition of Legacy SGI consisting primarily of costs related to the due diligence, legal and other professional fees.

Gain from settlement agreement

During the quarter ended June 26, 2009 we reached a settlement with a customer over a dispute on the terms of a statement of work under which this customer agreed to pay us $5.0 million. No such benefit was recorded in any other period presented.

Gain on acquisition

During the quarter ended June 26, 2009 we acquired substantially all of the assets of Legacy SGI. The estimated fair value of the acquired net assets of $62.3 million exceeds the $42.5 million cash consideration paid resulting in a bargain purchase gain of $19.8 million. No such gain was recorded in any other period presented.

Total other income

Total other income increased for the three months ended June 26, 2009 by $0.3 million from $0.8 million in the three months ended June 28, 2008 primarily due to foreign currency gains. Other income decreased for the six months ended June 26, 2009 by $1.6 million from $2.9 million in the six months ended June 28, 2008 due to a decline in interest income offset by an increase in foreign currency gains.

Provision for income taxes

We recorded a tax benefit of $2.3 million and $2.2 million for the three months and six months ended June 26, 2009. The tax benefit was computed based on the year to date financial statements reflecting our new fiscal year end of June 26, 2009. The income tax benefit for the three months ended June 26, 2009 includes a tax benefit of $1.8 million resulting from the release of Legacy Rackable’s valuation allowance to offset the deferred tax liabilities recorded through the business combination of Legacy SGI pursuant to FASB Statement 141R. In addition, Legacy Rackable released valuation allowance in the amount of $0.8 million resulting from changing the classification of indefinite to definite lived intangible assets. The effective tax rate used to record the tax benefit differed from the combined federal and net state statutory income tax rate for the three and six months ended June 26, 2009 due primarily to the release of Legacy Rackable’s valuation allowance and operating losses generated during the current period from which we do not benefit.

As of June 26, 2009, we have provided a full valuation allowance against net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

Net Loss from Discontinued Operations

During fiscal 2008, we classified our Rapidscale product line as a discontinued operation as a result of discontinuing this product line. Our decision was a result of a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms.

We do not believe this discontinued operation will negatively impact our future results of operations. The revenue contribution from this product line was not significant at $0.1 million and $0.3 million for both the quarters ended June 26, 2009 and June 28, 2008.

Liquidity and Capital Resources

Liquidity

        Historically, we have required capital principally to fund our working capital needs. During the three months ended June 26, 2009 we used $42.5 million of cash to acquire substantially all of the assets and certain liabilities of Legacy SGI. We anticipate that our cash and cash equivalents as of June 26, 2009 will be sufficient to meet our working capital requirements and technology development projects for at least the next 12 months. We had $128.7 million of cash and cash equivalents at June 26, 2009 compared to $172.0 million in cash and cash equivalents at January 3, 2009. At June 26, 2009, we had short-term and long-term restricted cash and cash equivalents of $3.4 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services. At June 26, 2009, we held $7.4 million of long-term investments consisting of auction rate securities (“ARS”). The majority of these securities are collateralized by guaranteed student loans, and insured or reinsured by the federal government. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted the markets where our auction rate securities would be offered. For additional information related to our investments in ARS investments see Note 4 in our unaudited condensed consolidated financial statements in this Form 10-Q. The adequacy of these resources to meet our liquidity needs beyond the next 12 months will depend on our growth, operating results and capital expenditures required to meet our business needs. If we fail to reduce cash consumed by operations, or generate additional cash from our operations on a timely basis, we may not have the cash resources required to run our business and we may need to seek additional sources of funds to meet our needs. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources.

The following is a summary of cash activity (in thousands):

	Six Months Ended
	June 26, 2009	June 28, 2008
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$(27,014)	$8,711
Net cash provided by (used in) investing activities	(15,097)	131,888
Net cash provided by (used in) financing activities	(1,014)	287
Effect of exchange rate changes on cash and cash equivalents	(115)	(5)

Net increase in cash and cash equivalents	$(43,240)	$140,881

Operating Activities

During the six months ended June 26, 2009, we used cash of $27.0 million in operating activities. Our net loss includes non-cash credits or charges for a bargain purchase gain on acquisition of $19.8 million, gain on settlement of $5.0 million, depreciation and amortization of $3.3 million, share-based compensation of $3.1 million, and impairment charge of $2.5 million due to the write down of the Legacy Rackable trade name. Cash used for working capital was approximately $3.2 million, primarily due to increases in accounts receivable, prepaid expenses and other current assets, and a decrease in deferred revenue, offset by an increase in accounts payable.

Accounts receivable increased by $10.0 million, net of acquired receivables of $22.5 million, reflecting timing of sales and weaker collection results. Prepaid expenses and other current assets increased $6.9 million due primarily to an increase in other receivables consisting primarily of rebates receivable from vendors. Deferred revenue decreased by $11.4 million, net of acquired deferred revenue of $76.3 million. These uses of cash were offset by an increase in accounts payable of $15.6 million due to an increase in expenses related to the acquisition and integration of Legacy SGI that remain unpaid at June 26, 2009. In addition, there was a decrease in inventories and deferred cost of revenue, net of assets acquired, of $10.2 million. The increase in other current liabilities is primarily due to an increase in sales, use and income taxes payable.

Net cash provided by operating activities during the six months ended June 28, 2008 was $8.7 million, resulting from a net loss of $28.7 million, adjusted for $26.2 million of non-cash charges and $11.2 million net change in assets and liabilities. The non-cash charges included impairment of long-lived assets, depreciation and amortization, and share-based compensation offset by an increase in deferred income tax liability. The change in assets and liabilities included a reduction in inventory due to better supply chain management, a decrease in prepaid and other current assets and an increase in accounts payable, offset by decreases in accounts receivable and other current liabilities.

Investing Activities

During the quarter ended June 26, 2009, net cash used in investing activities was $15.1 million, primarily in the acquisition of substantially all of the assets and certain liabilities of Legacy SGI for which we paid $42.5 million and acquired cash of $29.0 million for a net cash use of $13.5 million. During the period we also purchased property and equipment of $2.4 million. The cash outflows were offset by $0.7 million of proceeds from the sale and maturities of restricted cash and cash equivalents.

Cash provided by investing activities was $131.9 million for the six months ended June 28, 2008. Cash provided by investing activities consisted primarily of sales and maturities of short-term investments of $158.6 million, partially offset by purchases of short-term investments of $26.3 million and in purchase of long-term assets of $0.5 million.

Financing Activities

Cash used in financing activities during the six months ended June 26, 2009 was $1.0 million, primarily for the purchase of the Company’s stock under its share repurchase program. The purchase of restricted stock of $0.4 million was offset by $0.4 million of cash generated from issuance of stock under the employee stock purchase plan.

In February 2009, our Board of Directors authorized a share repurchase program of up to $40 million of our common stock. Under the program, we are able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The program was discontinued in April 2009. Repurchased Shares are being held as treasury stock.

Net cash provided from financing activities during the six months ended June 28, 2008 was $0.3 million. The primary source of cash was proceeds from the employee stock purchase plan and the exercise of employee stock options offset by the repurchase of restricted stock.

We expect to continue to invest in the business including working capital, capital expenditures and operating expenses which now include the integration of Legacy SGI. We intend to fund these activities with our cash reserves and cash generated from operations, if any. Increases in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash resources.

Contractual Obligations and Contingent Liabilities and Commitments

The following are contractual commitments at June 26, 2009, associated with debt obligations, lease obligations, and contractual commitments (in thousands):

	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Operating leases	$18,868	$6,621	$8,228	$3,755	$264
Purchase obligations	6,676	6,676	—	—	—

Total	$25,544	$13,297	$8,228	$3,755	$264

In connection with supplier agreements, we have agreements to purchase certain units of inventory and non-inventory items through 2010. As of June 26, 2009, these remaining commitments were approximately $6.7 million.

In addition to amounts included in the table above, as of June 26, 2009, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $19.0 million. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk for investments associated with interest rate movements, liquidity risks, and credit risks, and foreign exchange market risk associated with currency rate movements on non-U.S. dollar denominated assets and liabilities. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate material losses in these areas.

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents, and investments in a variety of high credit quality, readily liquid securities which may include U.S. treasuries and government agencies, corporate debt, money market funds and commercial paper. Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 26, 2009, our cash and cash equivalents primarily consisted of $128.7 million in cash, U.S. Treasury notes, and money market funds. Due to the short term nature of our investment portfolio, we believe that our exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.

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

At June 26, 2009, we held auction rate securities (“ARS”) with a fair value of $7.4 million compared to $8.7 million at January 3, 2009, with amortized cost of $9.1 million. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par subject to a successful interest rate reset. In the first and second quarters of fiscal year 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. Our auction rate securities consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the U.S. Department of Education. Based on our discounted cash flow model, we have recorded a temporary impairment within accumulated other comprehensive loss of approximately $1.6 million at June 26, 2009 related to the $9.1 million cost of these auction rate securities. We intend and have the ability to hold these securities until the value of such securities recovers. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of these auction rate securities, as long-term investments in our unaudited condensed consolidated balance sheets, as our ability to liquidate such securities in the next 12 months is uncertain.

Foreign Exchange Risk

Prior to the May 8, 2009 acquisition of Legacy SGI, we did not make material sales or have material purchase obligations outside of the United States. Our main exposures to foreign currency risks historically have been related to foreign-currency cash accounts, primarily in Euros, Hong Kong dollars and Chinese Renminbi as of January 3, 2009, which totaled as of such date $1 million. As of June 26, 2009, the foreign currency cash accounts totaled $18 million, primarily in Euros, British pounds and the Canadian dollar.

With the acquisition of Legacy SGI and its multinational operations, there are increased foreign currency risks associated with cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities and are included in total other income in our unaudited condensed consolidated statement of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses, and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency.

At June 26, 2009, we had no foreign currency forward contracts or option contracts.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to determine the impact that market risk exposures may have on the fair values of financial instruments. The financial instruments included in the sensitivity analysis consist of all of our cash and cash equivalents, short and long term investments.

To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. Given the short term nature of our cash, cash equivalents, and short term investments, a sensitivity analysis was not performed as the risk of loss in fair value was deemed immaterial.

For the long term investment in auction rate securities (ARS), the sensitivity of fair value was tested assuming either a 100 basis point increase or 100 basis point decrease in the market-required return, holding the interest income from the auction rate securities constant. A full 1% increase in required return would reduce the long term investments by $0.2 million, or 3%. A full 1% decrease in required return would increase the long term investments by $0.2 million, or 3%.

For foreign currency exchange rate risk, a 10% strengthening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the aggregate fair value of our financial instruments of $1.6 million at June 26, 2009. A 10% weakening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in increase in the aggregate fair value of our financial instruments of $1.8 million at June 26, 2009.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures that are designed to ensure that the information included in reports we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is processed and reported within the appropriate time periods. As discussed in more detail below, our management, including our chief executive officer and chief financial officer, has concluded that these disclosure controls and procedures were ineffective as of June 26, 2009 due to a material weakness that we identified in our internal control over financial reporting, specifically related to inventory valuation.

As reported in our Annual Report on Form 10-K for our fiscal year ended January 3, 2009, our management identified a material weakness in internal control over financial reporting as of January 3, 2009 related to inventory valuation which is discussed below:

Inventory Valuation

During the year ended January 3, 2009, the Company did not perform certain of its designed controls over the period-end accounting process related to inventory valuation with sufficient precision, as evidenced by misstatements that were detected after management had completed its financial closing and reporting process related to the quarterly financial statements. Although the misstatements were not deemed to be individually material, their occurrence is indicative that the controls related to the inventory accounting process were not operating in an effective manner. Because the Company’s controls over the inventory accounting process had not operated consistently for a sufficient period of time, management could not conclude as to the effectiveness of the related controls. Therefore, as of January 3, 2009 and continuing as of June 26, 2009, management has concluded that these internal control deficiencies constitute a material weakness in our internal control over financial reporting because there is a reasonable possibility that a material misstatement of the financial statements would not have been prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

We commenced a number of efforts to remediate the material weakness related to inventory valuation noted above. These efforts will continue throughout fiscal year 2010 and include the following:

•	We are automating the key components of our calculation for the provision for excess and obsolete inventory and purchase price variances;

•	We are enhancing the training and education of our inventory and cost accounting personnel; and

•	We are improving our review processes for various calculations relating to inventory valuation.

In addition, following our acquisition of the Legacy SGI assets and businesses, we are in the process of integrating and harmonizing Legacy SGI financial reporting and information technology systems with our own, including those that pertain to our internal controls over financial reporting. This process is complex, covers operations that are significantly larger and more international in scope that prior to the acquisition. The integration process is ongoing and is expected to place additional stress on our internal controls.

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

We are involved in various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with our hardware and software in relation to the establishment of a facility in Hyderabad. We assumed this claim in connection with our acquisition of Legacy SGI assets, and are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.6 million based on the conversion rate on June 26, 2009) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on June 26, 2009) plus interest and costs. The proceeding has commenced and the next hearing is scheduled for August 22, 2009. We cannot currently predict the outcome of this dispute.

On August 10, 2005, our German subsidiary, which we acquired as part of our acquisition of Legacy SGI assets,, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to an Legacy SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($6.5 million based on the conversion rate on June 26, 2009). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9.0 million ($12.6 million based on the conversion rate on June 26, 2009) plus interest since April 2004, which exceeds our contractual limit of liability of €2.0 million ($2.8 million based on the conversion rate on June 26, 2009). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($5.3 million based on the conversion rate on June 26, 2009) for lost profit relating to maintenance services. The matter is proceeding through the German court system. We cannot currently predict the outcome of this dispute.

In January, 2009, the Company and certain of its former officers were sued in the United States District Court, Northern District of California, in a matter captioned Dull v. Rackable, Inc. The complaint includes claims of violations of both (i) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. The allegations relate to the drops in the Company’s share price in early 2007 relating to their earnings reports for 2006 and Q4 2006. On April 16, 2009, the Court appointed Elroy Whittaker as Lead Plaintiff and the Law Firm of Lionel Glancy as Lead Plaintiff’s Counsel. Lead Plaintiff filed a Consolidated Complaint on June 15, 2009, again asserting claims under Sections 10(b) and 20(a) of the Exchange Act against the Company and certain of the its former officers. On August 13, 2009, the Company and its former officers will file a Motion to Dismiss the Amended Complaint.

In March 2009, the Company and certain of its present and former directors and officers were sued in the Superior Court of the State of California for Alameda County, in a shareholder derivative lawsuit captioned Milo v. Barton, et al, Case No. R30944-0474. The complaint alleges that the defendants engaged in various acts and omissions that resulted in the drops of the Company’s share price in early 2007, and asserts claims for alleged breaches of defendants’ fiduciary duties, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, disgorgement of unspecified compensation earned by the defendants, and an award of an unspecified amount for plaintiff’s costs and attorneys fees. By stipulated order dated April 13, 2009, this action has been stayed pending resolution of the pleadings in the federal class action.

ITEM 1A.	Risk Factors

We have updated the risk factors appearing under the caption “Risks Relating to our Business and Industry” set forth in our Annual Report on Form 10-K for the year ended January 3, 2009. These updated risk factors are set forth below. We have designated with an asterisk (*) those risk factors that have changed substantively from those set forth in our Annual Report on Form 10-K.

Risks Related To Our Business and Industry

If we cannot successfully integrate the Legacy SGI businesses or realize any benefits from the acquisition, our business will be harmed.*

Achieving the benefits of our acquisition of substantially all of Legacy SGI’s assets excluding certain assets unrelated to the ongoing business will depend in part on the successful integration in a timely and efficient manner of the Legacy SGI technical and business operations that we acquired and the former employees of Legacy SGI and its subsidiaries that are now employed by us or our subsidiaries. As a result of the acquisition, the number of personnel employed by us and our subsidiaries has increased from approximately 234 to 1345 as of June 26, 2009 and the number of countries in which we conduct operations has increased from three to twenty-five.

The integration process requires coordination of and with personnel that joined our organization as a result of the acquisition, involves the integration of systems, applications, policies, procedures, business processes and operations and is a complex, costly and time-consuming process. The difficulties and risks of combining our historic operations and the acquired Legacy SGI assets include, among others:

•	failure of our customers and Legacy SGI’s former customers to accept new products or to continue as our customers following the acquisition;

•	failure to successfully manage relationships with manufacturers, end-users, distributors and suppliers;

•	failure to successfully relocate and integrate our own manufacturing, research and development and sales operations as well as those acquired in the acquisition of Legacy SGI assets;

•	failure to effectively coordinate sales and marketing efforts to communicate our capabilities following the acquisition;

•	failure to successfully develop new products and services on a timely basis that address our market opportunities following the acquisition;

•	failure to compete effectively against companies already serving the broader market opportunities expected to be available to us following the acquisition;

•	retaining key employees;

•	managing a significantly larger operation, both in terms of international scope and number of employees;

•	consolidating corporate and administrative infrastructures;

•	preserving the research and development and other important relationships acquired from Legacy SGI;

•	integrating and managing the acquired Legacy SGI technology with our existing technology;

•	using our liquid capital and other assets after the acquisition to efficiently develop our business;

•	appropriately managing the liabilities we assumed in connection with the acquisition;

•	failure to successfully consolidate third-party contract manufacturing, streamline our supply chain, and reduce product costs;

•	failure to successfully integrate and harmonize financial reporting and information technology systems; including internal controls over financial reporting and

•	diverting management’s attention from ongoing business concerns.

We cannot provide assurance that we will receive any benefits of this acquisition, or that any of the difficulties described above will not adversely affect us. The integration process may be difficult and unpredictable because of possible conflicts and differing opinions on business and technical matters. If we cannot successfully integrate the technical and business operations and personnel that we acquired from Legacy SGI, we may not realize the expected benefits of the acquisition.

We expect to incur significant costs integrating the acquired assets of Legacy SGI into our business.*

We expects to incur significant costs integrating the technical and business operations and personnel of Legacy SGI, which may include costs for employee redeployment, relocation or severance, conversion of information systems, reorganization of facilities, disposition of excess facilities and relocation or disposition of excess equipment. The benefits of the acquisition of the Legacy SGI assets may not be sufficient to justify these integration costs.

Integrating the acquired assets of Legacy SGI may divert the attention of our management away from our operations.*

Our successful integration of the acquired Legacy SGI technical and business operations and personnel into our organization may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in harming our business, financial condition and operating results.

As a result of the Legacy SGI acquisition we now have extensive international operations, which subjects us to additional business risks.*

Following our recent acquisition of substantially all the assets of Legacy SGI, a significant portion of our sales are expected to occur in international jurisdictions, including countries outside of Europe, Middle East, and Africa where we have no operating experience. We plan to continue to expand our international operations and sales activities. Expansion of international operations involves inherent risks that we may not be able to control, and risks of which we may not be aware, including:

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

To date, no material amount of our international revenue and cost of revenue have been denominated in foreign currencies. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.

Our international sales may require export licenses and expose us to additional risks.*

Our sales to customers outside the United States are subject to U.S. export regulations. Under these regulations, sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce. Our international sales would be adversely affected if these regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to non-U.S. customers. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations if we were found in violation of these regulations. End users could circumvent end-user documentation requirements that are intended to aid in our compliance with export regulations, potentially causing us to violate these regulations. These violations could result in penalties, including prohibitions on us from exporting our products to one or more countries, and could materially harm our business, including our sales to the U.S. government.

Following our acquisition of the Legacy SGI assets, we rely on sales to U.S. government entities. We have limited experience dealing with the U.S. government as a customer, and a loss of contracts, a failure to obtain new contracts or a reduction of sales under existing contracts with the U.S. government could adversely affect our operating performance.*

Following our acquisition of substantially all of the Legacy SGI’s assets, we expect to derive a significant portion of our revenue directly from U.S. government entities. In addition, many of our scientific and research customers depend on U.S. government funding for their information technology budgets. As a result, a majority of our revenue depends on sales to or funded by the U.S. government. Sales to or funded by the government present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending patterns. Our government business is also highly sensitive to changes in the U.S. government’s national and international priorities and budgeting. Changes in the continuing war on terrorism may affect funding for our programs or result in changes in government programs or spending priorities that may harm our business. In addition, the U.S. government can typically terminate or modify its contracts with us at any time for its convenience. Our U.S. government business is also subject to specific procurement regulations and a variety of other requirements. Failure to comply with these or other applicable regulations and requirements could lead to suspension or debarment from government contracting or subcontracting for a period of time. Any disruption or limitation in our ability to do business with the U.S. government or entities funded by the U.S. government would materially and adversely affect our revenue and operating results.

Prior to our acquisition of the Legacy SGI assets, sales to U.S. Government entities were not a significant part of our business, and we have limited experience in dealing with the U.S. government as a customer. In addition, we have not historically required government security clearances which are necessary in some cases to do business with the U.S. government, and have limited experience in obtaining or maintaining these security clearances for us or our employees. Failure to retain necessary security clearances could negatively impact our business with the U.S. Government.

Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. We expect that our revenue, gross margin, and earnings per share will fluctuate on a quarterly basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	increased competition causing us to sell our products or services at decreasing margins;

•	location and timing requirements for the delivery of our products and services;

•	addition of new customers or loss of existing customers, especially involving our largest customers;

•	gross margin obtained on the sales of products and services, especially to our largest customers;

•	write-off of excess and obsolete inventory;

•	impairment and shortening of the useful life of components from our suppliers;

•	unexpected changes in the price for, and the availability of, components from our suppliers;

•	our ability to enhance our products with new and better designs and functionality;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	actions taken by our competitors, such as new product announcements or introductions or changes in pricing;

•	revenue and gross margin disparity among our lines of server product and storage product lines;

•	market acceptance of our newer products, such as ICE Cube and CloudRack;

•	technology regulatory compliance, certification and intellectual property issues associated with our products;

•	the payment of unexpected legal fees and potential damages or settlements resulting from protecting or defending our intellectual property or other matters;

•	the payment of significant damages or settlements resulting from faulty or malfunctioning products or the provision of services unsatisfactory to our customers;

•	the market down turn and delay in orders of our products;

•	the departure and acquisition of key management and other personnel; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

We are substantially dependent on a concentrated number of customers, specifically Internet companies that purchase in large quantities. If we are unable to maintain or replace our relationships with these customers and/or diversify our customer base, our revenue may fluctuate and our growth may be limited.

Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. In 2007, our three largest customers accounted for 64% of our revenue. In 2008, our three largest customers accounted for 56% of our revenue. During the six months period ended June 26, 2009, our largest customers accounted for 43% of our revenue. Moreover, the proportion of our revenue derived from a limited number of customers may be even higher in future quarters. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenue will be adversely affected. To maintain our relationships with our largest customers, and to continue to win their business, we may from time to time sell products to them at less than optimal gross margins. For example, in the second quarter of 2008 our gross margin was negatively impacted by an order shipped in the quarter to a significant customer priced at unfavorable gross margins with the intent of preserving an existing and significant customer relationship. In addition, customer concentration may expose us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, as of January 3, 2009, 77% of our accounts receivable were owed to us from our three largest customers. As of June 26, 2009, 30% of our accounts receivable was owed to us from one of our largest customers.

In the six months ended June 2008 and 2009, a substantial majority of our revenue was generated from companies that compete in the Internet market. A significant part of our growth has been due to the fact that these companies are doing well and, in many cases, expanding and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenue will be adversely affected. The recent economic downturn, volatile business environment and continued unpredictable and unstable market conditions adversely impact the internet sector and our key customers, negatively affecting our business and outlook.

We face intense competition from the leading enterprise computing companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth or profitability.

The markets for compute server products and storage products are highly competitive. In addition to intensely competitive smaller companies, we face challenges from some of the most established companies in the computer industry, such as Dell Inc, Hewlett-Packard Company (“HP”), International Business Machines Corporation and Sun Microsystems, Inc. in the computer server market. In the storage market, we compete primarily with EMC Corporation, HP, Hitachi Data Systems, Inc, Super Micro Computer, Inc. and NetApp, Inc. These larger competitors have at least the following advantages over us:

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

Our products incorporate or are dependent upon, open standards, commoditized components and materials that we obtain in spot markets, and, as a result, our cost structure and our ability to respond in a timely manner to customer demand are sensitive to volatility of the market prices for these components and materials.

A significant portion of our cost of revenue is directly related to the pricing of commoditized materials and components utilized in the manufacture of our products, such as memory, hard drives, central processing units (“CPUs”), or power supplies. As part of our procurement model, we generally do not enter into long-term supply contracts for these materials and components, but instead, purchase these materials and components in a competitive bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by the availability and price volatility in the marketplace for these components and materials, especially for Dynamic Random Access Memory (“DRAM”), and new versions of hard drives and CPUs that are introduced by our suppliers. In the fourth quarter of 2006, we experienced volatility in DRAM prices that caused us to procure DRAM at prices higher than anticipated, which negatively impacted our overall gross margin for the quarter. In 2008 and 2009, prices of DRAM decreased. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. In addition, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margin. Also, if we try to take advantage of favorable pricing of a particular component by purchasing a large quantity, there is the risk that a shift in our customers’ preferred components may render any stockpiled components of little value to us. For example, we recorded a $16.6 million expense related to the write down for excess and obsolete inventory during fiscal year 2007, contributed in part by customer driven technology platform shift from AMD to Intel, affecting demand for memory, motherboards, CPUs and chassis that we had previously purchased.

In addition, because our procurement model involves our ability to maintain low inventory and to acquire materials and components as needed, and because we do not enter into long-term supply contracts for these materials and components, our ability to effectively and efficiently respond to customer orders may be constrained by the then-current availability or the terms and pricing of these materials and components. Our industry has experienced component shortages and delivery delays in the past, and in the future we may experience shortages or delays of critical components as a result of strong demand in the industry or other factors. As an example, DRAM can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. In the fourth quarter of 2006 we encountered conditions where we were forced to pay higher prices than we anticipated for DRAM and we have encountered conditions where DRAM was in tight supply and we were unable to deliver customer orders on their anticipated delivery dates. As another example, the industry in the past has experienced a shortage of selected Intel chips, which caused some of our motherboard suppliers to reduce or suspend shipments of motherboards using these chips. This impacted our ability to ship selected configurations to some of our customers, and in some cases accelerated a transition to other platforms. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results. In addition, if any of our suppliers, such as Intel or AMD, were to increase the costs to us for components we use, we would either pass these price increases on to our customers, which could cause us to lose business from these customers, or we would need to absorb these price increases, which would cause our margins to decrease, either of which could adversely affect our business and financial results.

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

For example, in connection with our acquisition of Terrascale Technologies, Inc., we expended a great deal of effort and resources, but have been unable to generate revenue, increase gross profit or contribute positive cash flow into our business, sufficient to realize our investment, causing us to exit this product line. This resulted in an impairment charge of $17.5 million during the year ended January 3, 2009. We have shown the results of this product line as discontinued operation in our unaudited condensed consolidated financial statements.

If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders might be diluted and earnings per share might decrease. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as of acquired in-process research and development costs and restructuring charges.

Our business depends on decisions by potential customers to adopt our modular, open standard-based products and to replace their legacy server systems with our products, and they may be reluctant to do so, which would limit our growth.

Our business depends on companies moving away from large proprietary RISC/UNIX servers to standardized servers that utilize commercially available x86 processor architectures and can deploy a variety of operating systems, including Linux and Microsoft Windows. Excluding sales to Microsoft Corporation, we believe that a majority of the server systems that we sold in 2008, 2007 and 2006 ran on the Linux operating system and are subject to the GNU General Public License. While litigation involving the SCO Group’s claim against IBM that Linux is an unauthorized derivative work of the UNIX ® operating system has been stayed due to SCO’s bankruptcy filing, if it ultimately results in a ruling that users of Linux must pay royalties to SCO or others, that could impede broader Linux adoption and could materially harm our ability to sell our products based on the Linux operating system. In addition, Microsoft has publicly claimed that Linux infringes 235 or more of Microsoft’s patents and has entered into transactions with Novell, Inc. and other Linux distributors under which the parties reportedly agree, among other things, not to sue each other’s customers for potential patent infringements related to Linux. It is possible that a party (including Microsoft) could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under the GNU General Public License. In addition, the GNU General Public License is a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation. Any ruling by a court that the Linux operating system or significant portions of it may not be copied, modified or distributed subject only to the minimal restrictions contained in these licenses, that users or distributors of Linux must pay royalties to Microsoft or others or that these licenses are not enforceable could also impede broader Linux adoption and materially harm our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their datacenter systems. The failure of our customers and potential customers to replace their legacy server systems and adopt open standard-based modular technologies could have a material adverse impact on our ability to maintain or generate additional revenue.

We rely primarily on our direct sales force to generate revenue, and may be unable to hire additional qualified sales personnel in a timely manner or retain our existing sales representatives.

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to continue to hire qualified sales personnel if we are to achieve our anticipated revenue growth. The competition for qualified sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past it has taken us up to six months to hire a qualified sales executive and it may take a newly-hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencements of the search to productivity, in excess of one year. In addition, if we are unable to retain our existing sales personnel, or if our sales personal are ineffective, our ability to maintain or grow our current level of revenue will be adversely affected. In addition, a large percentage of our revenue is generated from a small number of customers. If we are unable to retain the sales personnel who are responsible for those customer accounts, our business could be negatively impacted.

We are continuing to develop and execute upon a channel strategy to generate additional sales and revenue, and the failure to successfully expand channel sales might affect our ability to sustain revenue growth and may harm our business and operations.

An increasing portion of our sales strategy is to develop our sales efforts through the use of resellers and other third parties to sell our systems. We may not be successful in building or expanding relationships with these third parties. Further, even if we do develop and expand these relationships, they may conflict with our direct sales efforts in some territories. Ineffective marketing of our products by our resellers or disruptions in our distribution channels could lead to decreased sales or slower than expected growth in revenue and might harm our business and operations.

Our sales cycle requires us to expend a significant amount of resources, and could have an adverse effect on the amount, timing and predictability of future revenue.

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

We expend substantial time, effort and money educating our current and prospective customers as to the value of our products. Even if we are successful in persuading lower-level decision makers within our customers’ organizations of the benefits of our products, senior management might nonetheless elect not to buy our products after months of sales efforts by our employees or resellers. If we were unsuccessful in closing sales after expending significant resources, our revenue and operating expenses will be adversely affected.

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

Our future success depends in large part upon the continued service and enhancement of our executive management team and other key employees, including, for example, Mark Barrenechea, who joined our company as our chief executive officer, at the end of April 2007. Changes in management can be disruptive within a company, which could negatively affect our operations, our culture and our strategic direction. All of our employees are “at will” and their employment can be terminated by us or them at any time. The failure of our management team to seamlessly manage employee transitions, or the loss of services of any of these executives or of one or more other members of our executive management or sales team or other key employees could seriously harm our business. Competition for qualified executives is intense, particularly in Silicon Valley, and if we are unable to continue expanding our management team, or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited or negatively impacted. In addition, in January 2009 we reduced our workforce by approximately 15% as part of our efforts to reduce costs and improve the efficiency and profitability of our business. We also reduced our workforce in connection with our acquisition of Legacy SGI assets in May 2009. These reductions in our workforce may impair our ability to recruit and retain qualified employees. If we need to rehire terminated individuals or hire individuals with similar skills, we may be unable to do so.

If we fail to maintain or expand our relationships with our suppliers, in some cases single-source suppliers, we may not have adequate access to new or key technology necessary for our products, and, as a result, our ability to deliver leading-edge products may be impaired.

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

We historically have depended on our compute server products for the majority of our revenue. If market acceptance of our compute server products does not continue, we may not be able to achieve growth.

Sales of our compute server products accounted for 85% of our revenue during fiscal 2008, 92% of revenue in fiscal 2007 and 91% in fiscal 2006. If our compute server products fail to maintain market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current server product lines, we may not be able to achieve expected financial results. Further, because our customers are engaged in large-scale data center implementations, if customers believe that new generations of our products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenue in accordance with forecasted levels.

We rely on contract manufacturers to manufacture our products, and our failure to successfully manage our relationships with these contract manufacturers could impair our ability to deliver our systems in a manner consistent with required volumes or delivery schedules, which could damage our relationships with our customers and decrease our revenue.

        We rely on a very small number of contract manufacturers to assemble and test a majority of our products. None of these third-party contract manufacturers are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our contract manufacturers has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. If our contract manufacturers are not able to maintain our high standards of quality, are not able to increase capacity as needed, or are forced to shut down a factory, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenue and negatively impact our growth.

Our customers require a high degree of reliability in our products and services, and if we cannot meet their expectations our relationships with our customers could be damaged and demand for our products and services will decline.

Because our customers rely on our products and services for their enterprise or mission critical applications, any failure to provide high quality products and reliable services, whether caused by our own failure or failures by our suppliers or contract manufacturers, could damage our reputation and reduce demand for our products and services. Some of our products, such as our ICE cube line, are particularly complex and carry a higher per unit price. A failure of products in our ICE cube line would therefore potentially be more costly to us, with the risk and potential cost to us increasing proportionately with the number of products we sell products in this line. Most of our customers use our systems for applications that are critical to their organization; as a result system reliability is critical to the success of our products. In addition, delays in our ability to fill product orders as a result of quality control issues, such as an increase in failure rates or the rate of product returns, may negatively impact our relationships with our customers and harm our revenue and growth.

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

Our long-term investments as of June 26, 2009 are comprised of various ARS. ARS are variable-rate debt securities that have a long-term maturity. The interest rate on ARS resets through Dutch auctions that are held at pre-determined intervals, usually every 28 days, providing liquidity by allowing investors to roll over their holdings or obtain immediate liquidity by selling. Recent uncertainty in the credit market has negatively affected these auctions as they have not had sufficient bidders to allow investors to complete a sale. In February 2008, auctions related to the $9.1 million of ARS that we continue to hold failed. Due to the uncertainty of liquidity, we have classified these investments as long-term and have included such investments in long-term investments. As of June 26, 2009 we have recorded an unrealized loss of $1.6 million on these investments, reducing their value to $7.4 million, to other comprehensive income. In the future, failed auctions may affect our ability to liquidate these ARS until a future auction is successful, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. In addition, failed auctions may affect the fair value of our ARS and may result in an impairment charge.

Maintaining and improving our financial controls, particularly in light of recent acquisition of the Legacy SGI business and the requirements of being a public company may strain our resources and divert management’s attention.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In particular, we recently acquired substantially all the assets of Legacy SGI and are in the process of integrating and harmonizing Legacy SGI financial reporting and information technology systems, including internal control over financial reporting, with our own. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to meet the requirements needed to prevent additional material weaknesses. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Select Market.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our financial statements for the year ended January 3, 2009, we determined that we had a material weakness, and therefore determined that our internal control over financial reporting was not effective, and therefore created a reasonable possibility of material misstatements in our financial statements. This material weakness related to our accounting for inventory valuation as more fully explained in Part II “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended January 3, 2009 and has not yet been remediated.

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

Even after corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	collusion of two or more people;

•	inappropriate management override of procedures; and

•	the risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information.

A failure to have effective internal controls and procedures for financial reporting in place could result in a restatement of our financial statements, as it did in our Form 10-Q for the quarterly period ended March 29, 2008, or impact our ability to accurately report financial information on a timely basis, which could adversely affect our stock price.

Risk Related to Owning Our Stock

Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.*

Our stock has been publicly traded for a relatively short period of time, having first begun trading in June 2005. During that time our stock price has fluctuated significantly, from a high of approximately $56.00 per share to a low of approximately $3.42 per share. At times the stock price has changed very quickly. For example, most recently, our stock has dropped from a high of more than $10.97 per share in September 2008 to a low of approximately $3.61 per share in December 2008. During the six months ended June 26, 2009 our stock price has fluctuated from a high of approximately $5.85 to a low of approximately $3.42. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control including:

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 29, 2009 our stockholders approved items (a) and (b). On items (b) the votes “against” and “abstain” are combined and consider as voted against the motion. The results of the election are noted below:

(a) The election of the following individuals as directors of Rackable Systems.

	For	Withheld
Mark J. Barrenechea	24,977,811	790,784
Charles M. Boesenberg	24,011,096	1,757,499
Gary A. Griffiths	23,906,538	1,862,057
Michael W. Hagee	24,862,348	906,247
Douglas R. King	23,901,514	1,867,081
Hagi Schwartz	23,623,597	2,144,998
Ronald D. Verdoorn	24,983,131	785,464

(b) The ratification of the appointment of Deloitte & Touche LLP as independent registered public accounting firm for Rackable Systems for the fiscal year ending January 2, 2010.

For	Against	Abstentions
25,503,431	198,727	65,953

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Ex. No.	File No.	Filing Date
2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant	S-1	2.1	333-122576	2/4/2005

2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto	8-K	2.1	000-51333	8/30/2006

2.3	Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009

2.4	Amendment to Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc., dated as of April 30, 2009.	8-K	21	000-51333	5/5/2009

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	000-51333	8/12/2005

3.2	Amended and Restated Bylaws	8-K	3.2	000-51333	3/7/2008

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Form of Specimen Stock Certificate	S-1A/2	4.2	333-122576	5/2/2005

10.83	Bill of Sale, made as of February 14, 2008 by Silicon Graphics, Inc. and LBI Group, Inc., as Collateral Agent for Certain Secured Parties	8-K	2.1	001-10441	2/15/08

10.84	Offer Letter, made by Rackable Systems, Inc. to Tim Pebworth, dated May 1, 2009	8-k	10.2	000-51333	5/14/09

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silicon Graphics International Corp.

By:	/s/ James D. Wheat
Chief Financial Officer
(Duly authorized and principal financial officer)

Dated: August 10, 2009