Form 10-Q
period 2009-09-25
Silicon Graphics International Corp
filed 2009-11-04
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2009

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

As of November 2, 2009, there were 30,336,997 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 25, 2009	June 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$112,697	$128,714
Current portion of restricted cash and cash equivalents	540	1,119
Accounts receivable, net of allowance for doubtful accounts of $986 and $859 at September 25, 2009 and June 26, 2009, respectively	85,487	64,810
Inventories	126,426	117,790
Deferred cost of revenue	11,190	5,505
Prepaid expenses and other current assets	21,885	25,757

Total current assets	358,225	343,695
Non-current portion of restricted cash and cash equivalents	2,827	2,294
Long-term investments	7,453	7,416
Property and equipment, net	32,295	33,124
Intangible assets, net	20,079	21,521
Other assets	40,736	33,586

Total assets	$461,615	$441,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,162	$52,618
Accrued compensation	19,326	20,855
Other current liabilities	29,986	31,880
Current portion of deferred revenue	93,982	69,655

Total current liabilities	197,456	175,008
Non-current portion of deferred revenue	26,123	14,635
Long-term income taxes payable	20,592	18,948
Other non-current liabilities	15,798	14,946

Total liabilities	259,969	223,537

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 12,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 30,300 shares issued and outstanding at September 25, 2009; 30,171 shares issued and outstanding at June 26, 2009	30	30
Additional paid-in capital	454,856	453,730
Treasury stock, at cost (244 shares at September 25, 2009 and June 26, 2009)	(1,022)	(1,022)
Accumulated other comprehensive loss	(1,532)	(1,575)
Accumulated deficit	(250,686)	(233,064)

Total stockholders’ equity	201,646	218,099

Total liabilities and stockholders’ equity	$461,615	$441,636

See notes to these condensed consolidated financial statements.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 25, 2009	September 27, 2008
Revenue	$100,123	$65,097
Cost of revenue	77,755	54,059

Gross profit	22,368	11,038

Operating expenses:
Research and development	10,059	4,410
Sales and marketing	16,053	6,124
General and administrative	13,811	5,697
Acquisition-related	411	—
Restructuring	503	—

Total operating expenses	40,837	16,231

Loss from operations	(18,469)	(5,193)

Interest and other income, net:
Interest income, net	124	884
Other income (expense), net	605	(194)

Total interest and other income, net	729	690

Loss from continuing operations before income taxes	(17,740)	(4,503)
Income tax provision	62	462

Loss from continuing operations	(17,802)	(4,965)

Discontinued operations (Note 11):
Income (loss) from discontinued operations	180	(1,905)
Income tax benefit	—	(881)

Income (loss) from discontinued operations, net of tax	180	(1,024)

Net loss	$(17,622)	$(5,989)

Net loss per share, basic and diluted:
Continuing operations	$(0.60)	$(0.17)
Discontinued operations	0.01	(0.03)

Basic and diluted net loss per share	$(0.59)	$(0.20)

Shares used in computing basic and diluted net loss per share	29,893	29,502

See notes to these condensed consolidated financial statements.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 25, 2009	September 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,622)	$(5,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,308	1,394
Share-based compensation	1,080	2,676
Impairment of long-lived assets	—	663
Non-cash restructuring expense	262	—
Provision for doubtful accounts receivable	184	24
Deferred income taxes	—	(58)
Loss on disposal of property and equipment	101	—
Changes in operating assets and liabilities:
Accounts receivable	(20,862)	6,566
Inventories	(8,680)	(16,747)
Deferred cost of revenue	(12,594)	(4,020)
Prepaid expenses and other assets	3,589	2,015
Accounts payable	1,202	(10,257)
Accrued compensation	(1,529)	958
Other liabilities	349	(3,855)
Deferred revenue	35,815	5,603

Net cash used in operating activities	(14,397)	(21,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,833)	(601)
Proceeds from sales of property and equipment	27	—
Purchases of restricted cash and cash equivalents	(533)	—
Proceeds from sales of restricted cash and cash equivalents	578	—
Proceeds from sales and maturities of short-term investments	—	4,654
Proceeds from sales and maturities of long-term investments	50	—
Cash paid for intangible assets	—	(31)

Net cash (used in) provided by investing activities	(1,711)	4,022

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted stock retired to cover taxes	(183)	(521)
Proceeds from issuance of common stock upon exercise of stock options	6	8
Proceeds from sales of common stock under ESPP plan	268	616

Net cash provided by financing activities	91	103

Effect of exchange rate changes on cash and cash equivalents	—	(11)

Net decrease in cash and cash equivalents	(16,017)	(16,913)
Cash and cash equivalents—beginning of period	128,714	190,778

Cash and cash equivalents—end of period	$112,697	$173,865

NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$342	$443

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$243	$33

See notes to these condensed consolidated financial statements.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS

Silicon Graphics International Corp. (“SGI” or the “Company”) was originally incorporated as Rackable Corporation and later changed its name to Rackable Systems, Inc. (“Rackable Systems” or “Legacy Rackable”). Rackable Systems was incorporated in the state of Delaware in December 2002 in connection with the acquisition of substantially all of the assets and liabilities of Rackable Systems’ predecessor company referred to herein as Old Rackable. On May 8, 2009, Rackable Systems completed the acquisition of substantially all of the assets, excluding certain assets unrelated to the ongoing business, and assumed certain liabilities of Silicon Graphics, Inc. (“Legacy SGI”) (see Note 3). This acquisition was consummated pursuant to the terms of an Asset Purchase Agreement dated March 31, 2009, as amended on April 30, 2009, which was approved by the United States Bankruptcy Court for the Southern District of New York for Silicon Graphics, Inc. Effective May 18, 2009, Rackable Systems changed its name to Silicon Graphics International Corp.

The Company’s headquarters is located in Fremont, California. Following the acquisition of Legacy SGI, the Company now operates in 25 countries, with its primary manufacturing facilities located in Chippewa Falls, Wisconsin. The principal business of Legacy Rackable has been and continues to be the design, manufacture and implementation of highly scalable compute servers and high-capacity storage systems, which are sold to customers such as large internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, the federal government, entertainment, financial services, oil and gas, biotechnology and pharmaceuticals. Following the acquisition of Legacy SGI, the Company is also a leader in high-performance computing and data management. The Legacy SGI acquisition adds a broad line of mid-range to high-end computing servers, data storage and visualization systems, and provides customer support and professional services related to these products. Consequently, the Company is now a leading developer of enterprise-class, high performance features for Linux operating systems. The Company’s products are used by the scientific, technical and business communities to solve challenging data intensive computing, data management and visualization problems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. These unaudited condensed consolidated financial statements also have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. The results for the interim periods are not necessarily indicative of results for the entire year or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 3, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2009 and the Company’s unaudited financial information and notes thereto for the transition period from January 4, 2009 to June 26, 2009, included in the Company’s transition report on Form 10-Q filed with the SEC on August 10, 2009 (the “Transition Report”). Management has evaluated subsequent events through November 4, 2009, the date these financial statements were issued.

Fiscal Year. The Company has a 52-week fiscal year ending on the last Friday in June with 13 week quarters ending on the last Friday of the respective period. On June 19, 2009, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the Saturday closest to December 31st of each year to the last Friday in June of each year. As a result of this change, the Company’s prior fiscal year, which began on January 4, 2009, ended on June 26, 2009. Accordingly, the Company’s fiscal year 2010 began on June 27, 2009 following a transition period that ended June 26, 2009.

Basis of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as presented in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect the Company’s

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

financial statements materially and involve difficult, subjective or complex judgments by management and include revenue recognition, allowance for doubtful accounts, inventory valuation, valuation of intangible assets, warranty reserve, share-based compensation, restructuring expense, and accounting for income taxes.

Discontinued Operations. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 420-20, Discontinued Operation (“ASC 420-20”), the Company has accounted for the Rapidscale product line as a discontinued operation. The results of operations of the Rapidscale product line have been reclassified and presented as discontinued operations, net of tax, for all periods presented. The cash flows of the Rapidscale product line have not been reported separately within the unaudited condensed consolidated statement of cash flows based upon materiality (see Note 11).

Cash and Cash Equivalents. The Company classifies highly liquid investments with remaining contractual maturity at date of purchase of three months or less as cash equivalents.

Restricted Cash and Cash Equivalents. Short-term and long-term restricted cash and cash equivalents consist primarily of cash deposits with banks. The cash deposits are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services. The deposits are classified as short-term or long-term depending on the nature of the period of guarantee (see Note 14).

Investments. The Company classifies its investments as available-for-sale at the time of purchase. The Company’s investments include auction rate securities (“ARS”). ARS are structured with short-term interest rate reset dates, generally less than ninety days, but with contractual maturities that can be well in excess of ten years.

Investments are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), net of income taxes, in the condensed consolidated balance sheets. Realized gains or losses on the sale of investments are determined using the specific-identification method. The Company evaluates its investments periodically for other-than-temporary impairments by reviewing factors such as the length of time and extent to which fair value has been below amortized cost, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent the carrying value of available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

The Company complies with the provisions of ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. In February 2008, the FASB issued ASC 820-10-15, Application of ASC 820-10 to ASC 840-10 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under ASC 840-10, and removed leasing transactions accounted for under ASC 840-10 and related guidance from the scope of ASC 820-10. ASC 820-10-15, Effective Date of ASC 820-10, deferred the effective date of ASC 820-10 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 also requires that fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of ASC 820-10 did not have a significant impact on financial statements.

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2—Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Concentration of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and cash equivalents, long-term investments, and accounts receivable. The Company maintains cash and cash equivalents with high credit quality financial institutions. The Company derives a significant portion of its revenue from a large number of individual customers spread globally. The Company also derives revenue from several large customers. If the financial condition or results of operations of any one of the large customers deteriorates substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company generally does not require collateral and maintains reserves for probable credit losses on customer accounts when considered necessary.

Inventories. Inventories, consisting primarily of server chassis, hard drives, microprocessors, memory chips, cooling fans, and other equipment used in the manufacture of Company products, are stated at the lower of cost or market. Cost components include materials, labor, and manufacturing overhead costs.

The Company assesses the value of inventory, on a quarterly basis based upon estimates about future demand and actual usage. To the extent that the Company determines that it is holding excess or obsolete inventory, it writes down the value of its inventory to its net realizable value. Such write-downs are reflected in cost of revenue.

The Company maintains a long-term inventory of parts to support maintenance arrangements. This parts inventory is valued based on assumptions about product life cycles, historical usage, current production status and install base, and is periodically tested for impairment. The parts inventory is included in other assets in the unaudited condensed consolidated balance sheets.

Deferred Cost of Revenue. Deferred cost of revenue primarily consists of product costs related to revenue deferred in accordance with the Company’s revenue recognition policy.

Property and Equipment. Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property, equipment and capitalized software are depreciated on a straight-line basis over their estimated useful lives, generally two to 32 years. Leasehold improvements and assets acquired under capital leases are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets, or the lease term. When assets are retired or disposed of, the cost and related accumulated depreciation and amortization are removed from the Company’s accounts and the resulting gain or loss is reflected in the condensed consolidated statements of operations.

Repairs and maintenance are charged to expense as incurred and significant improvements and betterments that substantially enhance the life of an asset are capitalized.

Intangible Assets. Intangible assets consist of customer relationships and backlog, purchased technology, trademarks and trade names, and in-process research and development costs, acquired in business combinations. Intangible assets are carried at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally one to five years, except for the customer backlog intangible asset, which is amortized as acceptance is received for a particular customer order, reflecting the use of the asset.

Equity Investments. The cost-method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence, and the related securities do not have a quoted market price. In accordance with ASC Topic 325, Investments-Other, the Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable.

Impairment or Disposal of Long-Lived Assets. The Company reviews its long-lived assets in accordance with ASC 360-10 Property Plant and Equipment, for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value calculated based on the principles in ASC 820-10.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Warranty Reserve. The warranty period for the Company’s products is generally one to three years. The warranty accrual is based upon historical experience and product life and is affected by actual product failure rates, material usage, and service delivery costs incurred in correcting the product failure. The warranty reserve is included in other current liabilities and non-current liabilities in the condensed consolidated balance sheets.

Deferred Revenue. Deferred revenue is primarily comprised of revenue deferred for installations yet to be completed, advanced billings and customer deposits for service, support and maintenance agreements and product revenue for which performance obligations or customer acceptance is required. Deferred revenue is recorded when products or services provided are invoiced prior to completion of the related performance obligations or customer acceptance and is recognized as revenue upon the completion of those performance and acceptance criteria. Extended warranty, service, support, and maintenance deferrals are recognized ratably over the service period.

Comprehensive Loss. Comprehensive loss for the three months ended September 25, 2009 and September 27, 2008 consists of unrealized gain (loss) on investments classified as available-for-sale, unrecognized loss related to defined benefit pension plans and change in cumulative translation adjustment. The tax effect of unrealized gain (loss) on available-for-sale investments and unrecognized loss on pension assets has been taken into account, if applicable.

Comprehensive loss is as follows (in thousands):

	Three Months ended September 25, 2009	Three Months ended September 27, 2008
Net loss	$(17,622)	$(5,989)
Unrealized gain (loss) on investments	101	(17)
Unrecognized loss on pension assets	(58)	—
Change in cumulative translation adjustment	—	(11)

Total comprehensive loss	$(17,579)	$(6,017)

Revenue Recognition. The Company accounts for revenue under the provisions of ASC 605-10, Revenue Recognition (“ASC 605-10”), ASC 605-20, Separately Priced Extended Warranty and Product Maintenance Contracts (“ASC 605-20”), ASC 985-605 Software Revenue Recognition (“ASC 985-605”), ASC 605-25, Multiple-Element Arrangements (“ASC 605-25”), and ASC 605-50 Customer Payments and Incentives.

The Company enters into revenue arrangements to sell products and services for which the Company is obligated to deliver multiple products and/or services. A typical multiple-element arrangement includes product, third-party product or services, consulting services, and maintenance. Under the provisions of ASC 605-10, the Company recognizes revenue from sales of products when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. In customer arrangements with substantive performance obligations, revenue is recognized when formal customer acceptance is received, unless acceptance is deemed to be perfunctory.

Service revenue includes hardware, maintenance and installation services. Pursuant to ASC 605-10, the Company recognizes revenue from the sale of its products prior to completion of these services, as product sales are not dependent on these services to be functional. Under ASC 605-20, revenue from hardware maintenance contracts, which are expressly priced separately from the hardware, is recognized ratably over the contract term, generally one to three years. Where software is integrated with hardware and sold as a hardware appliance the Company provides unspecified software updates and enhancements to the software through service contracts. As a result, the Company accounts for these arrangements in accordance with ASC 985-605 where software is determined to be more than incidental to the product. Revenue earned on software arrangements involving multiple-elements are allocated to each element based on Vendor Specific Objective Evidence (“VSOE”) of fair value. The undelivered element is generally post contract customer support (“PCS”) for which VSOE of fair value, is determined based on the price charged for the PCS when sold separately. The Company has not established VSOE on its PCS arrangements for certain of its products and therefore revenue from these arrangements is deferred and recognized ratably over the PCS period.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Under ASC 605-25 multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. In performing the assessment, the Company first applies the separation criteria within ASC 605-20 to separate the deliverables that fall within the scope of ASC 605-20. Multiple-element arrangements are separated into more than one element if all of the following are met:

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

Royalty Revenue. The Company recognizes royalty revenue under fixed fee arrangements in the quarter in which the revenue is earned in accordance with the contractual terms and conditions. Under volume-based technology agreements, where the Company is unable to reliably estimate license volume, revenue is recognized in the quarter in which reports are received from licensees detailing the shipments of products incorporating the Company’s intellectual property. The reports are generally received on a one-quarter lag basis from when the royalty revenue is earned. Royalty revenue was not material for any of the periods presented.

Engineering Service Revenue. The Company recognizes engineering services revenue when services are rendered, no significant post-delivery obligations exist, and collectability is reasonably assured. Engineering service revenue was not material for any periods presented.

Accounting for Taxes Collected from Customers. The Company collects various types of taxes from its customers that are assessed by governmental authorities, which are imposed on and concurrent with revenue-producing transactions. Such taxes are recorded on a net basis and are not included in revenue in any of the periods presented.

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

Share-Based Compensation. The Company accounts for employee stock purchase and stock incentive plans under the provisions of ASC 718-10 (revised 2004), Compensation—Stock Compensation (“ASC 718-10”). ASC 718-10 requires the recognition of the fair value of share-based compensation expense in the Company’s condensed statements of operations. The fair values of stock options and employee stock purchase plan awards are estimated using the Black-Scholes option-pricing model. Under ASC 718-10, compensation expense for those options granted prior to the adoption of ASC 718-10 continue to be expensed on the same basis as they were prior to its adoption, reduced for estimated forfeitures.

Defined Benefit Pension Plans. The Company accounts for its defined benefit pension plans in accordance with ASC 715-30, Compensation—Retirement Benefits—Defined Benefit Plans—Pensions. The Company recognizes the funded status of its defined benefits plans as the difference between the fair value of restricted plan assets and the projected benefit obligation.

Restructuring Expense. The Company recognizes restructuring expense resulting from excess manufacturing or administrative facilities that the Company chooses to close, or consolidate, reduction in headcount, and from other exit activities. In connection with exit activities, the Company records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities to be abandoned or subleased, and other exit-related costs. These charges are incurred pursuant to formal plans developed and approved by management and accounted for in accordance with ASC 420-10, Exit or Disposal Cost Obligations (“ASC 420-10”). The recognition of restructuring expense requires management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property and equipment to be disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring expense or to reduce the amount of liabilities previously recorded. At the end of each reporting period,

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the Company evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed.

Foreign Currency Transactions. The financial statements of the Company’s foreign subsidiaries are re-measured in accordance with ASC 830-10, 30 “Foreign Currency Matters”. The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, nonmonetary assets and liabilities are translated at historical rates and, revenue and expenses are translated at average exchange rates in effect during each reporting period. Accordingly, transaction gains and losses are included as a component of interest and other income, net in the Company’s unaudited condensed consolidated statements of operations. In the three months ended September 25, 2009 and September 27, 2008, the Company recognized a gain of $0.6 million and a loss of $0.1 million, respectively.

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

Recently Issued Accounting Pronouncements.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification TM (“Codification”) as the single source of authoritative U.S. Generally Accepted Accounting Principles recognized by the FASB for non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Company adopted ASC 105-10 in the three months ended September 25, 2009, which supersedes all existing non-SEC accounting and reporting standards, and all corresponding changes in the Company’s notes to the unaudited condensed consolidated financial statements reflect the adoption of this standard.

In June 2009, the FASB issued ASC 810-10, Consolidations (“ASC 810-10”). ASC 810-10 provides (a) guidance on identifying variable interest entities and determining whether such entities should be consolidated; (b) general consolidation guidance; and (c) guidance on the consolidation of entities controlled by contract. ASC 810-10 will become effective for the Company beginning June 26, 2010. Early application is not permitted. The Company is evaluating the future effect, if any, of this standard on its results of operations or financial position.

In October 2009, the FASB issued ASC 985-605 that will become effective for the Company beginning June 26, 2010, with earlier adoption permitted. In accordance with this standard, arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of ASC 985-605, and software-enabled products will now be subject to other relevant revenue recognition guidance. The Company believes that the adoption of this new standard will have a material effect on its financial position and results of operations. However, the Company is not able to estimate the effect on its financial position and results of operations.

In October 2009, the FASB issued ASC 605-25 for revenue arrangements with multiple deliverables that are outside the scope of ASC 985-605. In accordance with ASC 985-605, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. This standard includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company believes that the adoption of this new standard will have a material effect on its financial position and results of operations. However, the Company is not able to estimate the effect on its financial position and results of operations.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. ACQUISITION

On May 8, 2009 (the “Closing Date”), the Company completed the acquisition of substantially all of the assets of Legacy SGI, excluding certain assets unrelated to the ongoing business, including certain of Legacy SGI’s non-U.S. subsidiaries and operations and assumed certain liabilities. The acquisition was consummated pursuant to the terms of an Asset Purchase Agreement (the “Agreement”) dated as of March 31, 2009 and as amended on April 30, 2009 (as amended, the “Agreement”). As Legacy SGI and certain of its affiliates had filed bankruptcy petitions and motions for voluntary Chapter 11 reorganization, the Purchase Agreement was subject to the approval of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On April 30, 2009, the Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court, allowing the Company to complete the Acquisition under Section 363 of the U.S. Bankruptcy Code. Under the terms of the Agreement, the Company acquired the net assets for a purchase price of approximately $42.5 million in cash.

The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the preliminary determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in these financial statements are preliminary and represent management’s best estimate of fair values as of the Closing Date. In accordance with ASC 805-30, Goodwill or Gain from Bargain Purchase, Including Consideration Transferred, the estimated fair value of the acquired net assets of $62.3 million, including assumed liabilities, exceeds the $42.5 million cash consideration paid by the Company resulting in a gain of $19.8 million. Accordingly, the Company recorded a gain on acquisition in the unaudited condensed consolidated statement of operations during the three months ended June 26, 2009.

As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for Closing Date recognition of the fair value of net assets acquired. The review confirmed the calculation of the gain on acquisition, which is consistent with a distressed sale of assets in bankruptcy, as well as the depressed market capitalization of Legacy SGI prior to its acquisition.

The following are the estimated fair value of assets acquired and liabilities assumed as of the Closing Date (in thousands):

Cash and short-term investments	$33,018
Deferred cost of revenue	1,821
Other tangible assets	163,150
Deferred revenue	(76,265)
Deferred income tax liabilities	(1,818)
Other liabilities assumed	(79,275)

Net tangible assets	40,631
Intangible assets	21,700

Net assets acquired	62,331

Gain on acquisition	19,831

Cash paid	$42,500

The fair value of the major components of the intangibles assets acquired and their estimated useful lives is as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Customer relationships	$6,900	5
Customer backlog(a)	5,100
Purchased technology	5,000	4
Trademark/ trade name portfolio	2,600	5
In-process research and development costs	2,100

Total	$21,700

(a)	The customer backlog is amortized as acceptance is received for a particular customer order, reflecting the use of the asset.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were $0.4 million in the three months ended September 25, 2009 and $3.1 million and $6.1 million in the three and six months ended June 26, 2009, respectively.

The Company has included the operating results of Legacy SGI in its unaudited condensed consolidated financial statements since the Closing Date.

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Legacy SGI as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share amounts):

Pro Forma Combined Three Months Ended
September 27, 2008
Revenue	$157,856

Loss from continuing operations	39,575
Loss from discontinued operations, net of tax	1,024

Net loss	$40,599

Net loss per share, basic and diluted:
Continuing operations	$1.34
Discontinued operations	0.04

Basic and diluted net loss per share	$1.38

Shares used in computing basic and diluted net loss per share	29,502

The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as being representative of the future consolidated results of operations of the Company. For example, the unaudited pro forma condensed financial information does not take into account revenue and cost of revenue, which is deferred in accordance with ASC 985-605, as it is eliminated in purchase accounting.

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

4. BALANCE SHEET

Long-term Investments

Long-term investments consist of ARS, which are investments with contractual maturities generally between zero and 40 years. Beginning in February 2008, certain ARS failed auction due to sell orders exceeding buy orders. The Company’s ARS consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the U.S. Department of Education. Based on an analysis of impairment factors related to the ARS, the Company has recorded a temporary impairment loss in accumulated other comprehensive loss of $1.5 million at September 25, 2009. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified all of the ARS ($7.5 million, net of unrealized losses) as long-term investments in the unaudited condensed consolidated balance sheets as the Company’s ability to liquidate such securities in the next 12 months is uncertain.

Realized gains or losses on sales of long-term investments were insignificant in all periods presented.

Fair Value of Investments

The Company utilized the guidance and procedures in ASC 820-10 and ASC 820-10-15 to determine the fair value of financial instruments. Such guidance confirms the unchanged measurement objective to determine the exit price at the balance sheet date for an

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

orderly transaction that is not a forced liquidation or distressed sale. As required, measurement included appropriate risk adjustments that market participants would make for nonperformance and liquidity risks. The Company determined that this decline and duration represents a temporary impairment based on the guidance in ASC 320-10-35-18 through 35-34E, Investments—Debt and Equity Securities, Recognition and Measurement, Impairment. ASC 320-10-53-33A through 35-33I provide three conditions for evaluating whether an impairment of a debt security is other than temporary each reporting period:

•

If management intends to sell an impaired debt security, the impairment is considered other than temporary. If the entity does not intend to sell the impaired debt security, it must still assess whether it is more likely than not that it will be required to sell the security.

•

If management determines that it is more likely than not that it will be required to sell the security before recovery of the amortized cost basis of the security, the impairment is considered other than temporary.

•

If management determines that it does not intend to sell an impaired debt security and, that it is not more likely than not that it will be required to sell such a security before recovery of the security's amortized cost basis, the entity must assess whether it expects to recover the entire amortized cost basis of the security.

The Company has the intent and ability to hold these securities until their value recovers, and have not sold any at a loss. The valuation model assumes that a liquidity event will occur within the next 36 months. Long-term investments at September 25, 2009 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 25, 2009
Long-term investments-ARS	$9,000	$87	$(1,634)	$7,453

Total investments	$9,000	$87	$(1,634)	$7,453

June 26, 2009
Long-term investments-ARS	$9,056	$—	$(1,640)	$7,416

Total long-term investments	$9,056	$—	$(1,640)	$7,416

Fair Value Measurement

The financial assets of the Company measured at fair value on a recurring basis are cash and cash equivalents, restricted cash and cash equivalents, and long-term investments. The Company’s cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The Company’s long-term investments are classified within Level 3 of the fair value hierarchy because they are valued using unobservable inputs, due to the fact that observable inputs are not available, or situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table sets forth investments as of September 25, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy and are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Level 1	Level 2	Level 3	Assets at fair value
Cash and cash equivalents	$112,697	$—	$—	$112,697
Current portion of restricted cash and cash equivalents	540	—	—	540
Non-current portion of restricted cash and cash equivalents	2,827	—	—	2,827
Long-term investments-ARS	—	—	7,453	7,453

Total	$116,064	$—	$7,453	$123,517

Level 3 assets consist of ARS, which are valued based on a discounted cash flow model.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table provides a summary of changes in the fair value of Level 3 assets as of September 25, 2009 (in thousands):

Balance, June 26, 2009	$7,416
Redemption at par value	(50)
Unrealized gain included in other comprehensive loss	87

Balance, September 25, 2009	$7,453

Inventories

Inventories consist of the following (in thousands):

	September 25, 2009	June 26, 2009
Finished goods	$72,159	$56,343
Work in process	15,542	21,347
Raw materials	38,725	40,100

Total inventories	$126,426	$117,790

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 25, 2009	June 26, 2009
Non-trade receivable	$1,711	$7,534
Prepaid income taxes	4,985	4,099
Value-added tax receivable	3,604	2,659
Deferred income taxes	2,511	2,511
Other current assets	9,074	8,954

Total prepaid expenses and other current assets	$21,885	$25,757

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 25, 2009	June 26, 2009
Land and building	$11,547	$11,503
Computer equipment and software	18,444	16,855
Manufacturing equipment	5,167	6,741
Leasehold improvements	6,309	5,564
Furniture and fixtures	1,648	1,648
Vehicles	104	104
Construction in progress	1,997	1,216

	45,216	43,631
Less accumulated depreciation and amortization	(12,921)	(10,507)

Total property and equipment, net	$32,295	$33,124

Depreciation and amortization expense for the three months ended September 25, 2009 and September 27, 2008 was $2.9 million and $0.9 million, respectively.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Intangible Assets, Net

	Weighted Average Useful Life (in Years)	Gross Carrying Amount
		Cost	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(546)	$6,354
Purchased technology	4	5,000	(469)	4,531
Customer backlog(a)		5,100	(1,291)	3,809
Trademark/trade name portfolio	5	3,567	(282)	3,285

Subtotal		20,567	(2,588)	17,979
In-process research & development costs not subject to amortization		2,100	—	2,100

Total		$22,667	$(2,588)	$20,079

(a)	The customer backlog intangible asset is amortized as acceptance is received for a particular customer order, reflecting the use of the asset.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In December 2002, as a part of the acquisition of Old Rackable, a trade name intangible asset valued at $3.5 million was recorded. In connection with the acquisition of Legacy SGI and the change in name to Silicon Graphics International Corp., it was determined that the capitalized trade name, which was historically classified as an indefinite life asset, has a finite life of five years. Intangible asset amortization expense for the three months ended September 25, 2009 and September 27, 2008 was $1.4 million and $0.7 million, respectively.

As of September 25, 2009, estimated future amortization expense for intangible assets, subject to amortization, is as follows (in thousands):

Fiscal Year	Amortization Expense
2010 (nine months)	$6,268
2011	3,280
2012	3,212
2013	2,814
2014	2,405

$17,979

Other Assets

Other assets consist of the following (in thousands):

	September 25, 2009	June 26, 2009
Long-term inventory	$14,501	$14,332
Restricted pension plan assets	8,252	8,152
Investment in SGI Japan	5,000	5,000
Non-current deferred cost of revenue	6,910	—
Residual value of leased equipment	1,476	1,476
Long-term refundable deposits	1,627	1,416
Lease payments receivable	834	986
Long-term prepaid expenses	816	910
Other assets	1,320	1,314

Total other assets	$40,736	$33,586

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	September 25, 2009	June 26, 2009
Accrued warranty, current portion	$5,770	$5,920
Accrued sales and use tax payable	6,520	3,562
Income taxes payable	2,233	1,256
Other	15,463	21,142

Total other current liabilities	$29,986	$31,880

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Warranty Reserve

Activity in the warranty reserve is as follows (in thousands):

	Three Months Ended
	September 25, 2009	September 27, 2008
Balance at beginning of period	$8,572	$3,683
Current period accrual	627	(253)
Warranty expenditures charged to reserve	(1,194)	24

Balance at end of period	$8,005	$3,454

Other Non-current Liabilities

Other non-current liabilities consist of the following (in thousands):

	September 25, 2009	June 26, 2009
Deferred income taxes	$2,966	$2,966
Accrued warranty, non-current portion	2,235	2,652
Deferred rent, non-current portion	1,045	1,082
Other	9,552	8,246

Total other non-current liabilities	$15,798	$14,946

5. STOCK REPURCHASE

In February 2009, the Company’s Board of Directors authorized a share repurchase program of up to $40.0 million of its common stock. Under the program, the Company was able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The program was discontinued in April 2009 and no shares of outstanding common stock were repurchased during the three months ended September 25, 2009.

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

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Determining Fair Value The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended
	September 25, 2009	September 27, 2008
Option Plans Shares
Risk-free interest rate	2.6%	3.2%
Volatility	61.8%	56.9%
Weighted average expected life (in years)	4.9	5.2
Weighted average fair value	$2.84	$6.33
ESPP Plan shares
Risk-free interest rate	0.6%	2.2%
Volatility	60.0%	50.0%
Weighted average expected life (in years)	1.25	1.25
Weighted average fair value	$2.03	$9.35

The computation of expected life is based on an analysis of the relevant industry sector post-vest termination rates and exercise factors. The expected volatility is based on a combination of the implied and historical volatility for both the Company and its peer group. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s share-based awards do not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities. As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. In accordance with ASC 718-10, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Share-Based Compensation Expense

Total share-based compensation expense is as follows (in thousands):

	Three Months Ended
	September 25, 2009	September 27, 2008
Cost of revenue	$264	$307
Research and development	191	590
Sales and marketing	(67)	362
General and administrative	798	1,324

Continuing operations	1,186	2,583
Discontinued operations	(106)	93

Total share-based compensation expense	$1,080	$2,676

Stock Options and Restricted Stock Awards Activity

Summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
Balance at June 26, 2009	2,886,160	$11.98
Options granted	1,396,500	5.34
Options exercised	(1,000)	6.00
Options cancelled	(129,810)	9.76

Balance at September 25, 2009	4,151,850	9.82	8.26	$2,645,473

Vested and expected to vest at September 25, 2009	3,456,255	$10.33	8.05	$1,909,914

Exercisable at September 25, 2009	1,505,584	$12.63	6.88	$271,310

Performance-based option grant

On August 11, 2009, the Company’s CEO was granted a non-qualified stock option, with performance-based metrics, to purchase 40,000 shares of the Company’s common stock. The stock option, which has a grant date fair value of approximately $0.1 million, was valued using the Black-Scholes option-pricing model. The stock option has an exercise price of $5.34 per share, a contractual term of ten years and a maximum of 10,000 shares vesting per annum depending on the attainment of performance-based metrics. Compensation expense for this award is recognized when it is determined that it is probable that the performance metrics will be achieved. Compensation expense related to this award was immaterial in the three months ended September 25, 2009.

The total intrinsic value of options exercised in the three months ended September 25, 2009 and September 27, 2008 was immaterial and $0.4 million, respectively.

As of September 25, 2009 there was $6.5 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Summary of restricted stock awards (“RSA”) activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 26, 2009	100,940	$14.69
Awarded	—
Released	(13,594)	14.95
Forfeited	—

Balance at September 25, 2009	87,346	14.65

As of September 25, 2009 there was $1.4 million of total unrecognized compensation cost related to RSA, which is expected to be recognized over a weighted average period of 1.5 years.

Summary of restricted stock units (“RSU”) activity is as follows:

Number of Shares
Balance at June 26, 2009	702,650
Awarded	—
Released	(83,328)
Forfeited	(29,641)

Balance at September 25, 2009	589,681

Vested and expected to vest at September 25, 2009	468,445

As of September 25, 2009, there was $4.7 million of total unrecognized compensation cost related to RSU, which is expected to be recognized over a weighted average period of 2.2 years.

During the three months ended September 25, 2009, 34,485 shares of common stock were delivered to the Company in payment of $0.2 million of withholding tax obligations arising from the release of RSA and RSU. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date.

At September 25, 2009, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP Plan not yet recognized was approximately $0.6 million. This cost will be amortized on a straight-line basis over approximately 1.25 years. The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP Plan during the three months ended September 25, 2009 and September 27, 2008:

	September 25, 2009	September 27, 2008
Shares issued	79,458	77,390

Weighted-average purchase price per share	$3.37	$7.94

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7. RESTRUCTURING ACTIVITY

In the three months ended September 25, 2009, management approved additional restructuring actions, to reduce the Company’s European workforce and vacate facilities. The estimated cost of these actions is $0.8 million. The cost for the three months ended September 25, 2009 related to these actions was $0.3 and $0.2 for severance and vacating facilities, respectively. Of the $0.6 million liability outstanding as of September 25, 2009, $0.4 million and $0.2 million is recorded in other current liabilities and other non-current liabilities, respectively, in the Company’s unaudited condensed consolidated balance sheets.

Activity in the restructuring reserve is as follows (in thousands):

	Employee Termination	Facilities Exit Costs	Total
Balance at June 26, 2009	$1,496	$199	$1,695
Current period accrual	339	164	503
Cash payments	(1,456)	(189)	(1,645)
Foreign exchange loss	42	—	42

Balance at September 25, 2009	$421	$174	$595

8. EARNINGS PER SHARE

Basic and diluted net loss per share is presented in accordance with ASC 260-10, Earnings per Share. Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. For the three months ended September 25, 2009 and September 27, 2008, potentially dilutive shares, which include outstanding common stock options and restricted stock units, were not included in the computation of diluted net loss per common share as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same for each period presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	September 25, 2009	September 27, 2008
Numerators:
Loss from continuing operations	$(17,802)	$(4,965)
Income (loss) from discontinued operations, net of tax	180	(1,024)

Net loss	$(17,622)	$(5,989)

Denominator:
Shares used in computing basic and diluted net income (loss) loss per share	29,893	29,502

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.60)	$(0.17)
Discontinued operations	0.01	(0.03)

Basic and diluted net loss per share	$(0.59)	$(0.20)

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table sets forth potential shares of common stock, which are excluded from the calculation of diluted net loss per share, as the result would be anti-dilutive (in thousands):

	At period end
	September 25, 2009	September 27, 2008
Potentially dilutive securities	4,734	3,219

9. EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

In Germany and the United Kingdom, the Company provides certain current and former employees with pension benefits under defined benefit plans. These defined benefit plans were acquired as part of the acquisition of Legacy SGI in May 2009. No new employees are eligible to join these plans.

The projected benefit obligation (PBO) and the assets of the United Kingdom plan have been transferred to an insurance company and the Company is not responsible for any additional contributions to the plan to fund the benefit payments to the employees. However, the Company continues to pay the annual administrative costs of the plan.

The Company carries the interest and service cost of the German plan. The Company has a life insurance policy with a cash surrender value that has been earmarked by the Company to partly cover the under-funded element of the German plan.

The cost of the German plan for the three months ended September 25, 2009 is comprised of the following (in thousands):

Service cost	$32
Interest expense	143
Expected return on plan assets	24

Net periodic pension cost	$199

The cash surrender value of life insurance policy that has been earmarked by the Company to partly cover the under-funded status of the German plan of $8.3 million, as of September 25, 2009, is included in other assets in the unaudited condensed consolidated balance sheets. The projected benefit obligation of $7.9 million, as of September 25, 2009, is included in accrued compensation and other non-current liabilities in the unaudited condensed consolidated balance sheets.

Defined Contribution Plan

Effective September 1, 2003, the Company established a 401(k) retirement plan covering substantially all U.S. employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. The Company can make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed zero and $45,000 for the three months ended September 25, 2009 and September 27, 2008, respectively.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10. INCOME TAXES

The Company recorded tax expense of $0.1 million for the three months ended September 25, 2009. The tax expense was computed based on the Company’s projected financial results for the fiscal year ending June 26, 2010. Additionally, the income tax expense includes a discrete tax benefit of $0.7 million related to a research and development credit claim for years 2005 and 2006, net of unrecognized tax benefits. It also includes $0.3 million of unrecognized tax benefits and related interest for the quarter. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months ended September 25, 2009 primarily due to the Company’s tax benefit attributable to the utilization of tax attributes in the prior years and operating losses generated during the period from which the Company does not benefit.

The Company recorded tax expense of $0.5 million for the three months ended September 27, 2008. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months ended September 27, 2008 primarily due to increases in the valuation allowances for deferred tax assets.

As of September 25, 2009, the Company has provided a full valuation allowance against net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

The Company had approximately $9.5 million of gross unrecognized tax benefit as of September 25, 2009, primarily due to the recognition of tax benefits as a result of Legacy SGI’s tax contingency recorded in the acquisition, of which $9.0 million, when recognized, will impact the effective tax rate. During the three months ended September 25, 2009, the Company recorded a net increase of $2.1 million in taxes, accrued interest, penalties and foreign currency associated with Legacy SGI’s unrecognized tax benefits and Legacy Rackable’s unrecognized tax benefit related to research and development credits for years 2006 through 2008.

11. DISCONTINUED OPERATIONS

In October 2008, the Company committed to a formal plan to abandon the Rapidscale product line, which was reviewed and approved by management with appropriate authority, and was communicated to the affected employees. The Company will continue to honor service contracts with existing Rapidscale customers, but had no other significant continuing involvement in the operations of the Rapidscale product line subsequent to the abandonment.

In accordance with ASC 420-20, the abandonment of the Rapidscale product line qualifies as a discontinued operation. Accordingly, the results of operations of the Rapidscale product line have been reclassified and included in “discontinued operations, net of tax”, within the unaudited condensed consolidated statements of operations for the three months ended September 25, 2009 and September 27, 2008, respectively.

The following summarizes the results of discontinued operations (in thousands):

	Three Months Ended
	September 25, 2009	September 27, 2008
Revenue	$120	$189
Cost of revenue	37	36

Gross profit	83	153

Operating expenses
Research and development	(105)	1,304
General and administrative	14	82
Impairment of long-lived assets	—	663

Total operating expenses	(91)	2,049

Income (loss) from discontinued operations	174	(1,896)
Other income (expense)	6	(9)

Income (loss) from discontinued operations before taxes	180	(1,905)
Benefit from income taxes	—	(881)

Net income (loss) from discontinued operations	$180	$(1,024)

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

12. SEGMENT INFORMATION

As a result of the acquisition of the Legacy SGI assets, the Company reassessed its segment reporting based on the operating and reporting structure of the combined company, in accordance with the provisions of ASC 280-10, Segment Reporting (“ASC 280-10”). Historically, the Company concluded that it operated in a single reporting segment. In connection with the acquisition of Legacy SGI, the Company changed its operating and reporting structure to operate in two reportable segments, products and services. Commencing with this quarter ended September 25, 2009, the Company has reflected segment information on the new basis. The three month period ended September 27, 2008 has not been restated to reflect the new reportable segments as service revenue was immaterial in that period.

The Company’s reportable segments are determined after assessment of factors such as quantitative thresholds of business components to be included into reportable segments, economic characteristics and, homogeneity of products, which are aligned with the process by which the chief operating decision maker (our Chief Executive Officer) makes operating decisions and evaluates performance. The CODM looks at products and services metrics, which are derived on a contractual basis.

Segment Results

The following table presents revenues and gross margin for the Company’s products and services segments for the three months ended September 25, 2009 (dollars in thousands):

	Products	Services	Total
Revenue	$62,631	$37,492	$100,123
Cost of revenue	57,750	20,005	77,755

Gross profit	$4,881	$17,487	$22,368

Gross margin	7.8%	46.6%	22.3%

Sales and cost of sales is the only discrete financial information we have available for our segments. For this reason, we are not able to provide other financial results or assets by segment (e.g. operating expenses, net income, long-lived assets, etc.).

Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.

The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company’s assets are located primarily in the United States and are not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues.

Customer information

Amazon.com, Inc. accounted for 28% and 59% of the Company’s revenues in the three months ended September 25, 2009 and September 27, 2008, respectively and 17% and 30% of the Company’s trade accounts receivable at September 25, 2009 and June 26, 2009, respectively. In addition, Microsoft Corporation accounted for 11% of the Company’s revenues in the three months ended September 27, 2008. No other single customer accounted for more than 10% of the Company’s revenues for any period presented and at September 25, 2009 and June 26, 2009, no other single customer accounted for more than 10% of the Company’s trade accounts receivable. The Company realizes product revenue from Amazon.com, Inc. and both product and services revenue from Microsoft Corporation.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Geographic Information

Revenue from both domestic and international customers (based on the address of the customer on the invoice) was as follows (in thousands):

	Three Months Ended
	September 25, 2009	September 27, 2008
Domestic revenue	$74,181	$54,406
International revenue	25,942	10,691

Total revenue	$100,123	$65,097

In the three months ended September 27, 2008, revenues from sales to customers in Ireland were 11% of total Company revenue.

Approximately 87% and 90% of the Company’s property and equipment was located in the United States as of September 25, 2009 and June 26, 2009, respectively.

13. RELATED PARTY TRANSACTIONS

The Company owns approximately 10% of the outstanding stock of SGI Japan, which was acquired in the acquisition of Legacy SGI, and the Company’s Chief Executive Officer is a member of SGI Japan’s Board of Directors. The Company records revenue for products sold to SGI Japan when evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured as prescribed by ASC 605-10. Revenues and cost of revenues from sales to SGI Japan are as follows:

Three Months Ended
September 25, 2009
Product revenue	$611

Cost of product revenue	$360

Amounts receivable from and payable to SGI Japan were $0.1 million and zero, respectively, at September 25, 2009.

14. FINANCIAL GUARANTEES

The Company has issued financial guarantees to cover rent on leased facilities and equipment; to government authorities for VAT and other taxes; and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company’s financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at September 25, 2009 was $3.4 million for which the Company has $3.4 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the condensed consolidated balance sheets.

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities and office buildings under operating leases that expire at various dates through March 2017. Certain leases also contain escalation and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized in accordance with ASC 840-20, Operating Leases, using the straight line method over the term of the lease. In addition to the minimum future lease commitments presented below, the leases generally require that the Company pay property taxes, insurance, maintenance and repair costs. Also, under certain leases, the Company is granted an option to early terminate the lease by providing an advance notice and paying an early termination fee. The Company does not intend early termination of the leases and hence the future minimum operating lease commitments disclosed herein consist of the total lease payments through the end of the initial lease terms.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year
2010 (remaining nine months)	$4,212
2011	4,210
2012	3,128
2013	2,179
2014	903
Thereafter	211

Total	$14,843

Rent expense for the three months ended September 25, 2009 and September 27, 2008 was approximately $1.8 million and $1.2 million, respectively.

Purchase Commitments

In connection with supplier agreements, the Company has agreements to purchase certain units of inventory and non-inventory items through 2010. As of September 25, 2009, these remaining non-cancelable commitments were approximately $15.6 million, of which $11.7 million will be paid in the next 12 months.

Indemnification Agreements

The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 25, 2009. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of September 25, 2009.

Contingencies

The Company may, from time to time, be involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. In accordance with ASC 450-10, Contingencies, (“ASC 450-10”), the Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and it can reasonably estimate the amount of the loss. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

On August 10, 2005, the Legacy SGI German subsidiary, Silicon Graphics GmbH, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to a Legacy SGI system delivered in the spring of 2003. The Company is seeking full payment for the system of €4.6 million ($6.8 million based on the conversion rate on September 25, 2009). On September 21, 2005, TSI filed a counterclaim contesting Legacy SGI’s claim and alleging damages of €9.0 million ($13.3 million based on the conversion rate on September 25, 2009), plus interest since April 2004, which exceeds the Company’s contractual limit of liability of €2.0 million ($3.0 million based on the conversion rate on September 25, 2009). On December 7, 2005, Legacy SGI responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($5.6 million based on the conversion rate on September 25, 2009) for lost profit relating to maintenance services. The matter is proceeding through the German court system. The Company cannot currently predict the outcome of this dispute.

In fiscal 2005, as a result of anonymous allegations and allegations by an ex-employee, Legacy SGI conducted an internal investigation into whether certain systems were delivered to an entity in China in possible violation of U.S. export laws. Legacy SGI

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. The Company is currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.6 million based on the conversion rate on September 25, 2009) plus interest and costs. On February 29, 2008, Legacy SGI filed its reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on September 25, 2009) plus interest and costs. The proceeding has commenced but the hearing, scheduled for August 22, 2009, could not take place and the next rescheduled date is awaited from the Arbitor. The Company cannot currently predict the outcome of this dispute.

On January 16, 2009, the Company and certain of its former officers were sued in the United States District Court for the Northern District of California, in a matter captioned In Re Rackable Systems, Inc. Securities Litigation, Case No. C-09-0222-CW. On April 16, 2009, the Court appointed Elroy Whittaker as Lead Plaintiff and the Law Firm of Glancy Binkow & Goldberg LLP as Lead Plaintiff’s Counsel. Lead Plaintiff filed a consolidated amended complaint (the “Amended Complaint”) on June 15, 2009. The Amended Complaint asserts claims for violations of (i) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. The allegations relate to the drops in the Company’s share price in early 2007 relating to its earnings reports for 2006 and the three months ended December 2006. On August 13, 2009, the Company and its former officers filed a Motion to Dismiss the Amended Complaint, which Lead Plaintiff has opposed. The hearing on the Motion to Dismiss is scheduled for November 19, 2009. The Company cannot currently predict the outcome of this dispute.

In March 2009, the Company and certain of its present and former directors and officers were sued in the Superior Court of the State of California for Alameda County, in a shareholder derivative lawsuit captioned Milo v. Barton, et al, Case No. R30944-0474. The complaint alleges that the defendants engaged in various acts and omissions that resulted in the drops of the Company’s share price in early 2007, and asserts claims for alleged breaches of defendants’ fiduciary duties, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, disgorgement of unspecified compensation earned by the defendants, and an award of an unspecified amount for plaintiff’s costs and attorneys fees. By stipulated order dated April 13, 2009, this action has been stayed pending resolution of the pleadings in the federal class action. The Company cannot currently predict the outcome of this dispute.

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

The Company is not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, litigation is subject to inherent uncertainties and costs and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, cash or other settlement, or an injunction prohibiting it from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the Company’s consolidated financial condition, results of operations or cash flows of the period in which the resolution occurs or on future periods

16. SUBSEQUENT EVENTS

On September 30, 2009, the Company entered into an operating lease for additional office space in Eagan, Minnesota. The lease term expires in September 2014 and the minimum lease payments total $2.8 million over the term of the lease.

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

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 in this Form 10-Q and with our financial statements and notes thereto for the year ended January 3, 2009, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2009 and the Transition Report on Form 10-Q (the “Transition Report”) filed with the Securities and Exchange Commission on August 10, 2009.

“Silicon Graphics,” “SGI,” “Eco-Logical,” “RapidScale,” “CloudRack,” “ICE Cube,” “Rackable” and the “Silicon Graphics” logo are trademarks or registered trademarks of Silicon Graphics International Corp. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

Overview

We are a global leader in large-scale clustered computing and storage, high-performance compute and storage, and data center technologies. We also provide world-wide professional services as they relate to our products and relevant third party products. We are dedicated to solving the IT industry’s most demanding business and technology challenges by delivering clustered computing and storage solutions, high performance computing and storage solutions, Eco-Logical datacenter solutions, software and services. We develop, market, and sell a broad line of low cost, mid-range and high-end computing servers, data storage and visualization systems as well as differentiating software. We sell data center infrastructure products purpose-built for large-scale data center deployments. In addition, we provide global customer support and professional services related to our products. We enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide them greater flexibility and scalability. We are also a leading developer of enterprise class, high-performance features for the Linux operating system that provide our customers with a standard Linux operating environment combined with our differentiated yet un-intrusive Linux extensions that improve performance, simplify system management, and provide a more robust development environment.

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

From developing custom chips to datacenter solutions, we differentiate by scaling for compute and data intensive workloads of our customers’ most demanding applications. We have over 1,300 employees worldwide and we sell and market our systems, technologies, software, and services to enterprises in over 25 countries through our direct and indirect sales force including OEMs, system integrators and value added resellers. In the three months ended September 25, 2009 and September 27, 2008, international sales were approximately 25.9% and 16.3%, respectively, of our total revenue.

Significant events

Our financial results, during the three months ended September 25, 2009 were affected by certain significant events that should be considered in comparing the periods presented.

Acquisition of Silicon Graphics, Inc.

On May 8, 2009, we acquired substantially all of the assets, excluding certain assets unrelated to the ongoing business and assumed certain liabilities of Silicon Graphics, Inc. (an entity in Chapter 11 of the U.S. Bankruptcy code) (“Legacy SGI”) for approximately $42.5 million in cash.

Change in Corporate Name and Trading Symbol

On May 18, 2009, we changed our name to Silicon Graphics International Corp. (“SGI”) and changed our NASDAQ stock ticker symbol from “RACK” to “SGI.”

Change in fiscal year

On June 19, 2009, our Board of Directors approved a change in our fiscal year-end from the Saturday closest to December 31st of each year to the last Friday in June of each year. As a result of this change, our prior fiscal year, which began on January 4, 2009, ended on June 26, 2009. Accordingly, our fiscal year 2010 began on June 27, 2009 following a transition period that ended June 26, 2009. The change in fiscal year-end was made to facilitate the integration and consolidated reporting of the businesses and other related assets acquired and liabilities assumed from Legacy SGI.

Critical Accounting Policies and Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. We base our estimates on historical expenses and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates. Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Inventory valuation;

•	Valuation of intangible assets;

•	Impairment of long-lived assets;

•	Warranty reserve;

•	Share-based compensation;

•	Restructuring expense; and

•	Accounting for income taxes

Revenue Recognition. We account for revenue under the provisions of ASC 605-10, Revenue Recognition (“ASC 605-10”), ASC 605-20, Separately Priced Extended Warranty and Product Maintenance Contracts (“ASC 605-20”), ASC 985-605, Software Revenue Recognition (“ASC 985-605”), ASC 605-25, Multiple-Element Arrangements (“ASC 605-25”), and ASC 605-50 Customer Payments and Incentives.

We enter into revenue arrangements to sell products and services for which we are obligated to deliver multiple products and/or services. A typical multiple-element arrangement includes product, third-party product or services, consulting services, and maintenance. Under the provisions of ASC 605-10, we recognize revenue from sales of products when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed and determinable and, collection of the resulting receivable is reasonably assured. Nevertheless, due to substantive performance obligations, revenue is only recognized when formal customer acceptance is received, unless acceptance is deemed to be perfunctory.

Service revenue includes hardware maintenance and installation services. Pursuant to ASC 605-10, we recognize revenue from the sale of our products prior to completion of these services, as product sales are not dependent on these services to be functional. Under ASC 605-20, revenue from hardware maintenance contracts, which are expressly priced separately from the hardware, is recognized ratably over the contract term, generally one to three years. Where software is integrated with hardware and sold as a hardware appliance we provide unspecified software updates and enhancements to the software through service contracts. As a result, we account for these arrangements in accordance with ASC 985-605 where software is determined to be more than incidental to the product. Revenue earned on software arrangements involving multiple-elements are allocated to each element based on Vendor Specific Objective Evidence (“VSOE”) of fair value. The undelivered element is generally post contract customer support (“PCS”) for which VSOE of fair value is determined based on the price charged for the PCS when sold separately. We have not established VSOE on our PCS arrangements for certain of our products and therefore revenue from these arrangements is deferred and recognized ratably over the PCS period.

Under ASC 605-25, multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. In performing the assessment, we first apply the separation criteria within ASC 605-20 to separate the deliverables that fall within the scope of ASC 605-20. Multiple-element arrangements are separated into more than one element if all of the following are met:

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

Allowance for Doubtful Accounts. We provide an allowance for uncollectible accounts receivable as part of our general and administrative expenses based on our assessment of the collectability of specific customer accounts and an analysis of the remaining accounts receivable. We also analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sale transactions before shipment is authorized. In the future, if our actual collections differ significantly from our estimates it may result in additional charges to or decreases in our general and administrative expenses.

Inventory Valuation. We value our inventories at the lower of cost or market with cost determined on a first-in, first-out basis. We assess the valuation of all inventories, including raw materials, work-in-process, finished goods and long-term inventory, on a periodic basis. We write down obsolete inventory or inventory in excess of our estimated usage to its estimated market value less cost to sell, if less than its cost. Inventory write-downs are included in cost of revenue in our consolidated statements of operations. Inherent in our estimates of market value in determining inventory valuation are estimates related to future demand and technological obsolescence of our products. Long-term inventory is valued based on assumptions about product life cycles, historical usage, current production status, and installed base and is periodically tested for impairment. If actual market conditions are less favorable than our projections, additional inventory write-downs may be required.

Valuation of Intangible Assets. We periodically evaluate our intangible assets in accordance with ASC 360-10. Property, Plant and Equipment (“ASC 360-10”), for indicators of impairment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our intangible assets include customer relationships, purchased technology, customer backlog, a trade mark and a trade name and, in-process research and development. Factors that can trigger an impairment review include significant under-performance relative to historical or projected future operating results, significant changes in the manner that we use the acquired assets or the strategy for our overall business, or significant negative industry or economic trends. In-process research and development is evaluated at the completion or abandonment of related development projects.

Intangible assets are assessed for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Cash flow assumptions used in calculating the fair value are based on historical and forecasted revenue, operating costs, and other relevant factors. If our estimate of future operating results changes, or if there are changes to other assumptions, the estimate of the fair value of our intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant negative impact on our unaudited condensed consolidated financial statements.

Impairment of Long-Lived Assets. We assess the carrying values of long-lived assets for possible impairment in accordance with the requirements of ASC 360-10. We conduct impairment tests when we identify events or when we believe that circumstances may have changed to indicate that the carrying amount of a long-lived asset may not be recoverable. Such events or changes in circumstances may include the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, or an adverse change in legal factors or in the business climate. Our impairment review, to determine if a potential impairment charge is required, is based on an undiscounted cash flow analysis. This analysis requires judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume and revenue and expense growth rates. It is possible that our estimates of these assumptions may change in the future, resulting in the need to reassess the carrying value of our long-lived assets for impairment.

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

Share-Based Compensation. We account for our employee stock purchase and stock incentive plans under the provisions of ASC 718-10, which requires the recognition of the fair value of share-based compensation expense in our unaudited condensed statement of operations. The fair values of our unvested stock units are calculated based on the fair value of our common stock at the dates of grant, using the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock over the expected term and the number of options that will ultimately not vest (i.e. forfeitures). Changes to any of these assumptions can have a significant effect on our reported share-based compensation expense.

Restructuring Expense. In recent years, we have recorded accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs and the settlements of contractual obligations, including lease terminations resulting from our actions. Accruals associated with employee termination costs are estimated in accordance with ASC 450-10, Contingencies (“ASC 450-10”) and ASC 420-10, Exit and Disposal Costs (“ASC 420-10”). Accruals associated with vacated facilities and related asset impairments are estimated in accordance with ASC 740-10, Income Taxes Recognition (“ASC 740-10”) and ASC 360-10-05, respectively. Our estimates may need to be adjusted upon the occurrence of future events, which include, but are not limited to, changes in the estimated time to enter into a sublease, the sublease terms and the sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of the commercial real estate markets, we expect to make future adjustments to these vacated facilities accruals that could have a significant effect on our condensed consolidated financial statements.

Accounting for Income Taxes. The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is comprised primarily of future tax deductions, is subject to significant judgment as to whether it is more likely than not our deferred tax assets will be realized. In determining whether the realization of these deferred tax assets may be impaired, we evaluate both positive and negative evidence as required in accordance with ASC 740-10, previously discussed in Statement of Financial Accounting Standards (“SFAS”) SFAS No. 109, Accounting for Income Taxes. As of September 25, 2009, we

have concluded that it is more likely than not that our U.S. and international deferred tax assets, in excess of recoverable income taxes and certain deferred tax liabilities, are not probable of realization. Therefore, we recorded a valuation allowance for such excess deferred tax assets.

In 2007, we adopted the provisions under paragraphs 25-17 and 30-17 of ASC 740-10, Basic Recognition Threshold, previously discussed under FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109, and related guidance and as a result, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the provision. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement with the taxing authorities. We reevaluate these uncertain tax positions on a quarterly basis, based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, new audit activity and lapses in the statutes of limitations on assessment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period that such event occurs and can have a significant effect on our unaudited condensed consolidated financial statements.

Results of Operations

We have included the operating results associated with the acquisition of Legacy SGI assets in our consolidated financial statements only for the periods since the date of the acquisition in May 2009, which has significantly affected our revenues, results of operations and financial position. Accordingly, the results of operations for the three months ended September 25, 2009 presented below is not comparable to the results for the three months ended September 27, 2008.

As a result of the acquisition of Legacy SGI assets, we reassessed our segment reporting based on the operating and reporting structure of the combined company, in accordance with the provisions of ASC 280-10, Segment Reporting (“ASC 280-10”). Historically, we considered ourselves to operate in a single reporting segment. In connection with the acquisition of Legacy SGI assets, we changed our operating and reporting structure to operate in two reportable segments, products and services. Commencing with this quarter ended September 25, 2009, we have reflected segment information on the new basis. The three month period ended September 27, 2008 has not been restated to reflect the new reportable segments as service revenue was immaterial in that period.

The following table sets forth our financial results for the three months ended September 25, 2009 and September 27, 2008, as a percentage of revenue:

	Three Months Ended
	September 25, 2009	September 27, 2008
Revenue	100.0%	100.0%
Cost of revenue	77.7%	83.0%

Gross profit	22.3%	17.0%

Operating expenses:
Research and development	10.1%	6.8%
Sales and marketing	16.1%	9.4%
General and administrative	13.8%	8.8%
Acquisition-related	0.4%	0.0%
Restructuring	0.5%	0.0%

Total operating expenses	40.9%	25.0%

Loss from operations	-18.4%	-8.0%

Interest and other income, net:
Interest income, net	0.1%	1.4%
Other income (expense), net	0.6%	-0.3%

Total interest and other income, net	0.7%	1.1%

Loss from continuing operations before income taxes	-17.7%	-6.9%
Income tax provision	0.1%	0.7%

Loss from continuing operations	-17.8%	-7.6%

Discontinued operations (Note 11):
Income (loss) from discontinued operations	0.2%	-2.9%
Income tax benefit	0.0%	-1.4%

Income (loss) from discontinued operations, net of tax	0.2%	-1.5%

Net loss	-17.6%	-9.1%

Comparison of the three months ended September 25, 2009 and September 27, 2008

Financial Highlights

•

Our higher revenue and gross margin in the three months ended September 25, 2009 was a result of including high performance compute server and storage products and the related service revenue, associated with our acquisition of Legacy SGI. Revenues from data center products decreased primarily due to lower average unit selling prices, partially offset by an increase in the number of units shipped.

•	We experienced a significant increase in our operating expenses due to including the results of operations of the Legacy SGI acquisition in the three months ended September 25, 2009

•

We experienced a significant decrease in total share-based compensation expense due to a declining stock price and employee turnover. Total share-based compensation expense decreased by approximately $1.6 million from $2.7 million in the three months ended September 27, 2008 to $1.1 million for the three months ended September 25, 2009.

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

The following table presents revenue:

	Three Months Ended
	September 25, 2009	September 27, 2008	Change
			$	%
	(in thousands, except percentages)
Revenue	$100,123	$65,097	$35,026	54%

Revenue increased $35.1 million or 54% in the three months ended September 25, 2009 from $65.1 million in the three months ended September 27, 2008. The increase in revenue was due to the addition of revenue from high performance compute server and storage products and the related service revenue associated with our acquisition of Legacy SGI, which contributed $49.6 million of revenue during the three months ended September 25, 2009. This increase in revenue was partially offset by the decrease in revenue from the sale of data center products and services of $14.5 million, which was primarily due to a decrease in the average unit selling prices for the units shipped, partially offset by an increase in the number of units shipped in the three months ended September 25, 2009, as compared with the prior year period. The decline in data center revenue reflects the economic downturn, which we believe has impacted the timing of our customers’ buying decisions and our average sales prices.

We expect average selling prices for similar products to decline over time as competitive pricing pressure increases, and our products mature in the market and are replaced with new products with increased performance and superior features.

Cost of revenue and gross profit

Cost of revenue consists of costs associated with direct material, labor, manufacturing overhead, shipment of products, inventory write downs and share-based compensation. Cost of revenue also includes personnel costs for providing maintenance and professional services. Our manufacturing overhead and professional services personnel costs are fixed or semi-variable and we are not able to reduce them in proportion to the reduction in revenue. Additionally, changes in customer and product mix, pricing actions by our competitors and commodity prices that comprise a significant portion of cost of revenue, significantly impact gross margin from period to period.

The following table presents cost of revenue, gross profit, and gross margin:

	Three Months Ended
	September 25, 2009	September 27, 2008	Change
			$	%
	(in thousands, except percentages)
Cost of revenue	$77,755	$54,059	$23,696	44%
Gross profit	$22,368	$11,038	$11,330	103%
Gross margin	22.3%	17.0%

Our increase in cost of revenue is primarily a result of the increase in revenue. Cost of revenue increased by a lower percentage than revenue due to a mix shift towards a greater percentage of higher margin service offerings. Additionally, with the acquisition of Legacy SGI, we added facilities and personnel that contribute to an increase in our cost of revenue.

Gross profit increased $11.3 million or 103% in the three months ended September 27, 2009 from $11.0 million in the three months ended September 27, 2008. Our increase in gross profit and gross margin was primarily attributable to higher margin high performance compute server and storage product revenue and the related service revenue, which contributed $16.3 million of gross profit in the three months ended September 25, 2009. This increase in gross profit was partially offset by lower margins on data center product and service revenue of $5.0 million, which was primarily due to a decrease in the average unit selling price for the units shipped.

Operating Expenses

Research and development

Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs. Research and development expense and period-over-period changes are as follows:

	Three Months Ended
	September 25, 2009	September 27, 2008	Change
			$	%
	(in thousands, except percentages)
Research and development	$10,059	$4,410	$5,649	128%

Research and development expense increased $5.6 million or 128% in the three months ended September 27, 2009 from $4.4 million in the three months ended September 27, 2008. The increase in research and development costs was primarily due to higher compensation and related expenses of $5.5 million associated with increased headcount, which resulted from our acquisition of Legacy SGI, higher consulting fees of $1.0 million, an increase in facilities costs of $0.8 million and an increase in depreciation expense of $0.6 million as we have more facilities occupied by research and development personnel since the acquisition of Legacy SGI. These increases were partially offset by Legacy SGI research and development reimbursement arrangements of $2.1 million with our business partners, and lower share-based compensation expense of $0.5 million.

Sales and marketing

Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail, and print advertising. Sales and marketing expense and period-over-period changes are as follows:

	Three Months Ended
	September 25, 2009	September 27, 2008	Change
			$	%
	(in thousands, except percentages)
Sales and marketing	$16,053	$6,124	$9,929	162%

Sales and marketing expenses increased $9.9 million or 162% in the three months ended September 25, 2009 from $6.1 million in the three months ended September 27, 2008. The increase in sales and marketing expense was primarily due to higher compensation and related expenses of $7.3 million associated with increased headcount, which resulted from our acquisition of Legacy SGI and higher facilities costs of $1.9 million as we have facilities in more locations following the acquisition of Legacy SGI. We also recorded intangible amortization expense of $0.5 million in the three months ended September 25, 2009 related to intangible assets acquired as part of our acquisition of Legacy SGI. These increases in expense were partially offset by lower share-based compensation expense of $0.4 million. We will continue to deploy our sales and support organizations to focus on key verticals such as federal, oil and gas, media and entertainment, financial services and geographic markets, as well as the markets presented by the Legacy SGI acquisition. We expect sales and marketing expense to increase in absolute dollars in future periods as we grow our business.

General and administrative

General and administrative expense consists primarily of personnel costs, directors and officers insurance, legal and professional service costs, depreciation, share-based compensation, and facilities and information technology costs. General and administrative expense and period-over-period changes are as follows:

	Three Months Ended
	September 25, 2009	September 27, 2008	Change
			$	%
	(in thousands, except percentages)
General and administrative	$13,811	$5,697	$8,114	142%

General and administrative expenses increased $8.1 million or 142% in the three months ended September 25, 2009 from $5.7 million in the three months ended September 27, 2008. The increase in general and administrative expense was primarily due to higher compensation and related expenses of $4.5 million associated with increased headcount, which resulted from our acquisition of Legacy SGI, higher professional fees of $3.3 million and higher depreciation expense of $1.3 million. These increases were partially offset by a decrease in share-based compensation expense of $0.5 million.

Acquisition-related

	Three Months Ended
	September 25, 2009	September 27, 2008	Change
			$	%
	(in thousands)
Acquisition-related	$411	$—	$411	N/A

In the three months ended September 25, 2009, we incurred $0.4 million of expense related to our acquisition of Legacy SGI.

Restructuring

	Three Months Ended
	September 25, 2009	September 27, 2008	Change
			$	%
	(in thousands)
Restructuring	$503	$—	$503	N/A

In the three months ended September 25, 2009, management approved additional restructuring actions, to reduce the Company’s European workforce and vacate facilities. The estimated cost of these actions is $0.8 million. The current period charges recorded in the three months ended September 25, 2009 related to these actions was $0.3 and $0.2 for severance and vacating facilities, respectively. We will incur $0.3 million in additional severance costs in the three months ended December 25, 2009 related to these actions. Of the $0.6 million liability outstanding as of September 25, 2009, $0.4 million and $0.2 million is recorded in other current liabilities and other non-current liabilities, respectively, in our unaudited condensed consolidated balance sheets.

Total interest and other income, net

Total interest and other income, net was flat in the three months ended September 25, 2009 as compared to the three months ended September 27, 2008. Higher foreign currency exchange gains were offset by lower interest income, which resulted from lower cash and cash equivalent balances and lower interest rates.

Provision for income taxes

We recorded tax expense of $0.1 million for the three months ended September 25, 2009. The tax expense was computed based on the Company’s projected financial results for the fiscal year ending June 26, 2010. Additionally, the income tax expense includes a discrete tax benefit of $0.7 million related to a research and development credit claim for years 2005 and 2006, net of unrecognized tax benefits. It also includes $0.3 million of expense related to unrecognized tax benefits and related interest for the quarter. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months ended September 25, 2009 primarily due to our tax benefit attributable to the utilization of tax attributes in the prior years and operating losses generated during the period from which we do not benefit.

The Company recorded tax expense of $0.5 million for the three months ended September 27, 2008. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months ended September 27, 2008 primarily due to increases in the valuation allowances for deferred tax assets.

As of September 25, 2009, we have provided a full valuation allowance against net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

Income (Loss) from discontinued operations

During fiscal 2008, we classified our Rapidscale product line as a discontinued operation as a result of discontinuing this product line. Our decision was a result of a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms.

We do not believe this discontinued operation will have a significant negative impact our future results of operations. The revenue contribution from this product line was not significant at $0.1 million and $0.2 million for the three months ended September 25, 2009 and September 27, 2008, respectively.

Liquidity and Capital Resources

Liquidity

We had $112.7 million of cash and cash equivalents at September 25, 2009 as compared to $128.7 million in cash and cash equivalents at June 26, 2009. Historically, we have required capital principally to fund our working capital needs and during the three months ended June 26, 2009, we used $42.5 million of cash to acquire substantially all of the assets and certain liabilities of Legacy SGI. At September 25, 2009, we had short-term and long-term restricted cash and cash equivalents of $3.4 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services. At September 25, 2009, we held $7.5 million of long-term investments consisting of auction rate securities (“ARS”). The majority of these securities are collateralized by guaranteed student loans, and insured or reinsured by the Department of Education. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted the markets where our auction rate securities would be offered. For additional information related to our investments in ARS investments see Note 4 to our unaudited condensed consolidated financial statements in this Form 10-Q.

The adequacy of these resources to meet our liquidity needs beyond the next 12 months will depend on our growth, operating results and capital expenditures required to meet our business needs. If we fail to reduce cash consumed by operations, or generate additional cash from our operations on a timely basis, we may not have the cash resources required to run our business and we may need to seek additional sources of funds to meet our needs. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. At September 25, 2009, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.

The following is a summary of cash activity (in thousands):

	Three Months Ended
	September 25, 2009	September 27, 2008
Condensed consolidated statements of cash flows data:
Net cash used in operating activities	$(14,397)	$(21,027)
Net cash (used in) provided by investing activities	(1,711)	4,022
Net cash provided by financing activities	91	103
Effect of exchange rate changes on cash and cash equivalents	—	(11)

Net decrease in cash and cash equivalents	$(16,017)	$(16,913)

Operating Activities

Cash used in operating activities of $14.4 million for the three months ended September 25, 2009 reflected our net loss of $17.6 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $4.3 million and share-based compensation of $1.1 million. Cash used for working capital was approximately $2.7 million, which resulted primarily from increases in accounts receivable and inventories, partially offset by an increase in deferred revenue, net of deferred cost of revenue and a decrease in prepaid expenses and other assets.

Accounts receivable increased $20.9 million, reflecting an increase in shipments and the timing of sales. Inventories increased $8.7 million primarily due to an increase in finished goods inventory held at customer locations, pending acceptance, partially offset by lower raw material and work-process inventories. Partially offsetting these uses of cash was an increase in deferred revenue, net deferred cost of revenue of $23.2 million and a decrease of $3.6 million in prepaid expenses and other assets, which was due primarily to a decrease in non-trade receivables.

Cash used in operating activities of $21.0 million for the three months ended September 27, 2008, reflected our net loss of $6.0 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $1.4 million and share-based compensation of $2.7 million. Cash used for working capital was approximately $19.7 million, which resulted primarily from increases in inventories and a decrease in accounts payable, partially offset by a decrease in accounts receivable.

Inventories increased $16.7 million to support the Ice Cube product line and accounts payable decreased $10.3 million, primarily due to the timing of payments. Partially offsetting these uses of cash was a decrease in accounts receivable of $6.6 million, which was primarily due to the timing of sales.

Investing Activities

Cash used in investing activities was $1.7 million in the three months ended September 25, 2009. Cash used in investing activities in the three months ended September 25, 2009 was primarily due to the purchases of property and equipment of $1.8 million.

Cash provided by investing activities was $4.0 million in the three months ended September 27, 2008. Cash provided by investing activities was primarily due to the sales and maturities of short-term investments, partially offset by purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $0.1 million in the three months ended September 25, 2009, which was primarily due to proceeds from the sale of stock under the employee stock purchase plan of $0.3 million, partially offset by the repurchase of restricted stock of $0.2 million.

Cash provided by financing activities was $0.1 million in the three months ended September 27, 2008, which was primarily due to proceeds from the sale of stock under the employee stock purchase plan of $0.6 million, partially offset by restricted stock required to cover taxes of $0.5 million.

We expect to continue to invest in our business, which includes expenditures for working capital, capital expenditures and operating expenses. We intend to fund these activities with our cash reserves and cash generated from operations, if any. Increases in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash resources.

Contractual Obligations and Contingent Liabilities and Commitments

Off-Balance Sheet Arrangements

At September 25, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes to the contractual obligations during the three months ended September 25, 2009, outside of the ordinary course of business, from those disclosed in our transition report on Form 10-QT for the transition period ended June 26, 2009.

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

Investment Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents, and investments in a variety of high credit quality, readily liquid securities which may include U.S. treasuries and government agencies, corporate debt, money market funds and commercial paper. Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of September 25, 2009, our cash and cash equivalents of $112.7 million consisted primarily of cash, money market funds, and U.S. Treasury notes. Due to the short term nature of our investment portfolio, we believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.

There has been significant deterioration and instability in the financial markets since last year. The extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control. We currently believe that the current credit market difficulties do not have a material impact on our investment portfolio. However, future degradation in credit market conditions could have a material adverse affect on our financial position.

At September 25, 2009, we held auction rate securities (“ARS”) with a fair value of $7.5 million and amortized cost of $9.0 million as compared to $7.4 million at June 26, 2009, with amortized cost of $9.1 million. ARS are securities that are structured with short-term interest rate reset dates of generally less than 90 days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to 35 days, investors can sell or continue to hold the securities at par subject to a successful interest rate reset. In the first and second quarters of fiscal year 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. Our ARS consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the Department of Education. Based on our discounted cash flow model, we have recorded a temporary impairment within accumulated other comprehensive loss of approximately $1.5 million at September 25, 2009 related to the $9.0 million cost of these auction rate securities. We currently intend and have the ability to hold these securities until the value of such securities recovers. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of these auction rate securities, as long-term investments in our unaudited condensed consolidated balance sheets, as our ability to liquidate such securities in the next 12 months is uncertain.

Foreign Exchange Risk

Prior to the May 8, 2009 acquisition of Legacy SGI, we did not make material sales or have material purchase obligations outside of the United States. As of September 25, 2009 and June 26, 2009, foreign currency cash accounts totaled $33.2 million and $18.0 million, respectively (primarily in Euros, British pounds and the Canadian dollar).

With the acquisition of Legacy SGI and its multinational operations, we have increased foreign currency risks associated with cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in interest and other income, net in our unaudited condensed consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses, and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency.

At September 25, 2009, we had no foreign currency forward contracts or option contracts.

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

For the long-term investment in ARS, the sensitivity of fair value was tested assuming either a 100 basis point increase or a 100 basis point decrease in the market-required return, holding the interest income from the auction rate securities constant. A full 1% increase in required return would reduce the long term investments by $0.2 million, or 2.8%. A full 1% decrease in required return would increase the long term investments by $0.2 million, or 2.9%.

For foreign currency exchange rate risk, a 10% strengthening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the aggregate fair value of our financial instruments of $3.0 million at September 25, 2009. A 10% weakening of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in increase in the aggregate fair value of our financial instruments of $3.3 million at September 25, 2009.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures that are designed to ensure that the information included in reports we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is processed and reported within the appropriate time periods. As discussed in more detail below, our management, including our chief executive officer and chief financial officer, has concluded that these disclosure controls and procedures were ineffective as of September 25, 2009 due to a material weakness that we identified in our internal control over financial reporting, specifically related to inventory valuation.

As reported in our Annual Report on Form 10-K for our fiscal year ended January 3, 2009, our management identified a material weakness in internal control over financial reporting as of January 3, 2009 related to inventory valuation which is discussed below:

Inventory Valuation

During the year ended January 3, 2009, the Company did not perform certain of its designed controls over the period-end accounting process related to inventory valuation with sufficient precision, as evidenced by misstatements that were detected after management had completed its financial closing and reporting process related to the quarterly financial statements. Although the misstatements were not deemed to be individually material, their occurrence is indicative that the controls related to the inventory accounting process were not operating in an effective manner. Because the Company’s controls over the inventory accounting process had not operated consistently for a sufficient period of time, management could not conclude as to the effectiveness of the related controls. Therefore, as of January 3, 2009 and continuing as of September 25, 2009, management has concluded that these internal control deficiencies constitute a material weakness in our internal control over financial reporting because there is a reasonable possibility that a material misstatement of the financial statements would not have been prevented or detected on a timely basis.

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

We are involved in various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with the Financial Accounting Standards Board’s, Accounting Standards Codification, ASC 450-10, Contingencies, (“ASC 450-10”), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with our hardware and software in relation to the establishment of a facility in Hyderabad. We assumed this claim in connection with our acquisition of Legacy SGI assets, and are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.6 million based on the conversion rate on September 25, 2009) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on September 25, 2009) plus interest and costs. The proceeding has commenced and the next hearing, scheduled for August 22, 2009, could not take place and the next re-scheduled date is awaited from the Arbitor. We cannot currently predict the outcome of this dispute.

On August 10, 2005, our German subsidiary, Silicon Graphics GmbH, which we acquired as part of our acquisition of Legacy SGI assets, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to a Legacy SGI system delivered in the spring of 2003. We are seeking full payment for the system in an amount equal to €4.6 million ($6.8 million based on the conversion rate on September 25, 2009). On September 21, 2005, TSI filed a counterclaim contesting our claim and alleging damages of €9.0 million ($13.3 million based on the conversion rate on September 25, 2009) plus interest since April 2004, which exceeds our contractual limit of liability of €2.0 million ($3.0 million based on the conversion rate on September 25, 2009). On December 7, 2005, we responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($5.6 million based on the conversion rate on September 25, 2009) for lost profit relating to maintenance services. The matter is proceeding through the German court system. We cannot currently predict the outcome of this dispute.

On January 16, 2009, the Company and certain of its former officers were sued in the United States District Court for the Northern District of California, in a matter captioned In Re Rackable Systems, Inc. Securities Litigation, Case No. C-09-0222-CW. On April 16, 2009, the Court appointed Elroy Whittaker as Lead Plaintiff and the Law Firm of Glancy Binkow & Goldberg LLP as Lead Plaintiff’s Counsel. Lead Plaintiff filed a consolidated amended complaint (the “Amended Complaint”) on June 15, 2009. The Amended Complaint asserts claims for violations of (i) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. The allegations relate to the drops in the Company’s share price in early 2007 relating to its earnings reports for 2006 and Q4 2006. On August 13, 2009, the Company and its former officers filed a Motion to Dismiss the Amended Complaint, which Lead Plaintiff has opposed. The hearing on the Motion to Dismiss is scheduled for November 19, 2009. We cannot currently predict the outcome of this dispute.

In March 2009, the Company and certain of its present and former directors and officers were sued in the Superior Court of the State of California for Alameda County, in a shareholder derivative lawsuit captioned Milo v. Barton, et al, Case No. R30944-0474. The complaint alleges that the defendants engaged in various acts and omissions that resulted in the drops of the Company’s share price in early 2007, and asserts claims for alleged breaches of defendants’ fiduciary duties, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, disgorgement of unspecified compensation earned by the defendants, and an award of an unspecified amount for plaintiff’s costs and attorneys fees. By stipulated order dated April 13, 2009, this action has been stayed pending resolution of the pleadings in the federal class action. We cannot currently predict the outcome of this dispute.

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

Risks Related To Our Business and Industry

If we cannot successfully integrate the Legacy SGI businesses or realize any benefits from the acquisition, our business will be harmed.*

Achieving the benefits of our acquisition of substantially all of Legacy SGI’s assets excluding certain assets unrelated to the ongoing business will depend in part on the successful integration in a timely and efficient manner of the Legacy SGI technical and business operations that we acquired and the former employees of Legacy SGI and its subsidiaries that are now employed by us or our subsidiaries. As a result of the acquisition, the number of personnel employed by us and our subsidiaries has increased from approximately 234 to over 1,300 as of September 25, 2009 and the number of countries in which we conduct operations has increased from three to 25.

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

We expect to incur significant costs integrating the acquired assets of Legacy SGI into our business.*

We expect to incur significant costs integrating the technical and business operations and personnel of Legacy SGI, which may include costs for employee redeployment, relocation or severance, conversion of information systems, reorganization of facilities, disposition of excess facilities and relocation or disposition of excess equipment. The benefits of the acquisition of the Legacy SGI assets may not be sufficient to justify these integration costs.

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

We invoice substantially all of our international revenue in foreign currencies and substantially all our operating expenses incurred in our foreign subsidiaries are denominated in foreign currencies. For the three months ended September 25, 2009, our international revenue was $25.9 million and as of September 25, 2009, the balance in our foreign currency cash accounts is $33.2 million. At September 25, 2009, we had no foreign currency forward contracts or option contracts. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.

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

Following our acquisition of the Legacy SGI assets, we rely on sales to U.S. government entities. We have limited experience dealing with the U.S. government as a customer, and a loss of contracts, a failure to obtain new contracts or a reduction of sales under existing contracts with the U.S. government could adversely affect our operating performance.*

Following our acquisition of substantially all of the Legacy SGI’s assets, we expect to derive a significant portion of our revenue directly from U.S. government entities and research institutions funded by the U.S. government. In addition, many of our scientific and research customers depend on U.S. government funding for their information technology budgets. As a result, a majority of our revenue depends on sales to or funded by the U.S. government. Sales to or funded by the government present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending patterns. Our government business is also highly sensitive to changes in the U.S. government’s national and international priorities and budgeting. Changes in the continuing war on terrorism may affect funding for our programs or result in changes in government programs or spending priorities that may harm our business. In addition, the U.S. government can typically terminate or modify its contracts with us at any time for its convenience. Our U.S. government business is also subject to specific procurement regulations and a variety of other requirements. Failure to comply with these or other applicable regulations and requirements could lead to suspension or debarment from government contracting or subcontracting for a period of time. Any disruption or limitation in our ability to do business with the U.S. government or entities funded by the U.S. government would materially and adversely affect our revenue and operating results.

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

We have been substantially dependent on a concentrated number of customers, specifically Internet companies that purchase in large quantities. If we are unable to maintain or replace our relationships with these concentrated customers and/or diversify our customer base, our revenue may fluctuate and our growth may be limited.

Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers because our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. In 2007, our three largest customers accounted for 64% of our revenue. In 2008, our three largest customers accounted for 56% of our revenue. During the three month period ended September 25, 2009, our three largest customers accounted for 37% of our revenue. Moreover, the proportion of our revenue derived from a limited number of customers may be even higher in future quarters. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenue will be adversely affected. To maintain our relationships with our largest customers, and to continue to win their business, we may from time to time sell products to them at less than optimal gross margins. For example, in the second quarter of 2008 our gross margin was negatively impacted by an order shipped in the quarter to a significant customer priced at unfavorable gross margins with the intent of preserving an existing and significant customer relationship. In addition, customer concentration may expose us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, as of January 3, 2009, 77% of our accounts receivable were owed to us from our three largest customers. As of September 25, 2009, 17% of our accounts receivable was owed to us from one of our largest customers.

In the three months ended September 2008 and 2009, a substantial majority of our revenue was generated from companies that compete in the Internet market. A significant part of our growth has been due to the fact that these companies are doing well and, in many cases, expanding and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenue will be adversely affected. The recent economic downturn, volatile business environment and continued unpredictable and unstable market conditions adversely impact the internet sector and our key customers, negatively affecting our business and outlook.

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

Our products have incorporated or have been dependent upon, open standards, commoditized components and materials that we obtain in spot markets, and, as a result, our cost structure and our ability to respond in a timely manner to customer demand are sensitive to volatility of the market prices for these components and materials.

A significant portion of our cost of revenue is directly related to the pricing of commoditized materials and components utilized in the manufacture of our products, such as memory, hard drives, central processing units (“CPUs”), or power supplies. As part of our procurement model, we generally do not enter into long-term supply contracts for these materials and components, but instead, purchase these materials and components in a competitive bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by the availability and price volatility in the marketplace for these components and materials, including new versions of hard drives and CPUs that are introduced by our suppliers. For example, in the fourth quarter of 2006, we experienced volatility in Dynamic Random Access Memory (“DRAM”) prices that caused us to procure DRAM at prices higher than anticipated, which negatively impacted our overall gross margin for the quarter. In 2008 and 2009, prices of DRAM decreased. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. In addition, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into contracts with component suppliers to obtain these components. This could increase our costs and decrease our gross margin. Also, if we try to take advantage of favorable pricing of a particular component by purchasing a large quantity, there is the risk that a shift in our customers’ preferred components may render any stockpiled components of little value to us. For example, we recorded a $16.6 million expense related to the write down for excess and obsolete inventory during fiscal year 2007, contributed in part by customer driven technology platform shift from AMD to Intel, affecting demand for memory, motherboards, CPUs and chassis that we had previously purchased.

In addition, because our procurement model involves our ability to maintain low inventory and to acquire materials and components as needed, and because we do not enter into long-term supply contracts for these materials and components, our ability to effectively and efficiently respond to customer orders may be constrained by the then-current availability or the terms and pricing of these materials and components. Our industry has experienced component shortages and delivery delays in the past, and in the future we may experience shortages or delays of critical components as a result of strong demand in the industry or other factors. As an example, CPUs can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of CPUs are subject to substantial volatility in the spot market. The industry in the past has experienced a shortage of selected Intel chips, which caused some of our motherboard suppliers to reduce or suspend shipments of motherboards using these chips. This impacted our ability to ship selected configurations to some of our customers, and in some cases accelerated a transition to other platforms. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results. As another example, DRAM can also represent a significant portion of our cost of revenue, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. In the fourth quarter of 2006 we encountered conditions where we were forced to pay higher prices than we anticipated for DRAM and we have encountered conditions where DRAM was in tight supply and we were unable to deliver customer orders on their anticipated delivery dates. In addition, if any of our suppliers, such as Intel or AMD, for CPUs and Samsung or Micron for DRAM, were to increase the costs to us for components we use, we would either pass these price increases on to our customers, which could cause us to lose business from these customers, or we would need to absorb these price increases, which would cause our margins to decrease, either of which could adversely affect our business and financial results.

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

We expend substantial time, effort and money educating our current and prospective customers as to the value of our products. Even if we are successful in persuading lower-level decision makers within our customers’ organizations of the benefits of our products, senior management might nonetheless elect not to buy our products after months of sales efforts by our employees or resellers. If we were unsuccessful in closing sales, after expending significant resources, our revenue and operating expenses will be adversely affected.

If we are unable to protect our intellectual property adequately, we may not be able to compete effectively.

Our intellectual property is critical to our success and our ability to compete. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. Unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology despite our efforts to protect our intellectual property. In addition, we license our technology and intellectual property to third parties, including in some cases, our competitors, which could under some circumstances make our patent rights more difficult enforce.

However, litigation is inherently uncertain, and there is no assurance that any litigation we initiate will have a successful outcome. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as the laws of the United States. Any claims or litigation that we have initiated or that we may initiate in the future to protect our proprietary technology could be time consuming and expensive and divert the attention of our technical and management resources whether or not the claims or litigation are decided in our favor. We currently have numerous patents issued in the United States and a number of utility patent applications pending in the United States and other countries. These patents may be limited in value in asserting our intellectual property rights against more established companies in the computer technology sector that have sizeable patent portfolios and greater capital resources. In addition, patents may not be issued from these patent applications, and even if patents are issued, they may not benefit us or give us adequate protection from competing products. For example, issued patents might be circumvented or challenged, and could be declared invalid or unenforceable. Moreover, if other companies develop unpatented proprietary technology similar to ours or competing technologies, our competitive position will be weakened.

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

Our future success depends in large part upon the continued service and enhancement of our executive management team and other key employees, including, for example, Mark Barrenechea, who joined our company as our chief executive officer, at the end of April 2007. Changes in management can be disruptive within a company, which could negatively affect our operations, our culture and our strategic direction. All of our employees are “at will” and their employment can be terminated by us or them at any time. The failure of our management team to seamlessly manage employee transitions, or the loss of services of any of these executives or of one or more other members of our executive management or sales team or other key employees could seriously harm our business. Competition for qualified executives is intense, particularly in Silicon Valley, and if we are unable to continue expanding our management team, or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited or negatively impacted. In addition, in January 2009 we reduced our workforce by approximately 15% as part of our efforts to reduce costs and improve the efficiency and profitability of our business. Also, we commenced the transition of a significant number of new employees in connection with our acquisition of Legacy SGI assets in May 2009. These reductions and transitions in our workforce may impair our ability to recruit and retain qualified employees. If we need to rehire terminated individuals or hire individuals with similar skills, we may be unable to do so.

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

Sales of our compute server products accounted for 85% of our revenue during fiscal 2008, 92% of revenue in fiscal 2007 and 91% in fiscal 2006. Despite our acquisition of Legacy SGI assets, if our compute server products fail to maintain market acceptance, or if we are unsuccessful in developing improved products or products to replace or supplement our current server product lines, we may not be able to achieve expected financial results. Further, because some of our customers are engaged in large-scale data center implementations, if customers believe that new generations of our compute server products will become available in the near future, this perception may cause customers to delay or cancel existing orders, which would affect our ability to generate revenue in accordance with forecasted levels.

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

Our long-term investments as of September 25, 2009 are comprised of various ARS. ARS are variable-rate debt securities that have a long-term maturity. The interest rate on ARS resets through Dutch auctions that are held at pre-determined intervals, usually every 28 days, providing liquidity by allowing investors to roll over their holdings or obtain immediate liquidity by selling. Recent uncertainty in the credit market has negatively affected these auctions as they have not had sufficient bidders to allow investors to complete a sale. In February 2008, auctions related to the $9.0 million of ARS that we continue to hold failed. Due to the uncertainty of liquidity, we have classified these investments as long-term and have included them in long-term investments. As of September 25, 2009 we have recorded an unrealized loss of $1.5 million on these investments in other comprehensive loss, reducing their value to $7.5 million. In the future, failed auctions may affect our ability to liquidate these ARS until a future auction is successful, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. In addition, failed auctions may affect the fair value of our ARS and may result in an impairment charge.

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

Risk Related to Owning Our Stock

Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.* [

Our stock has been publicly traded for a relatively short period of time, having first begun trading in June 2005. During that time our stock price has fluctuated significantly, from a high of approximately $56.00 per share to a low of approximately $3.43 per share. At times the stock price has changed very quickly. For example, most recently, our stock has dropped from a high of more than $9.89 per share in September 2008 to a low of approximately $3.43 per share in March 2009. During the three months ended September 25, 2009, our stock price has fluctuated from a high of approximately $7.00 to a low of approximately $4.33. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control including:

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Filed Herewith
2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant	S-1	2.1	333-122576	2/4/2005

2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto	8-K	2.1	000-51333	8/30/2006

2.3	Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009

2.4	Amendment to Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc., dated as of April 30, 2009.	8-K	21	000-51333	5/5/2009

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	000-51333	8/12/2005

3.2	Amended and Restated Bylaws	8-K	3.2	000-51333	3/7/2008

3.3	Certificate of Ownership and Merger	8-K	3.3	000-51333	5/21/2009

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Form of Specimen Stock Certificate	8-K	4.2	000-51333	5/21/2009

10.85	2010 Corporate Bonus Plan	8-K		000-51333	8/14/09

10.86	Director Compensation Arrangement					X

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS INTERNATIONAL CORP.

By:	/S/ JAMES D. WHEAT
Chief Financial Officer (Duly authorized and principal financial officer)

Dated: November 4, 2009