Form 10-Q
period 2009-12-25
Silicon Graphics International Corp
filed 2010-02-03
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2009

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

As of January 29, 2010, there were 30,397,041 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 25, 2009	June 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$142,798	$128,714
Current portion of restricted cash and cash equivalents	796	1,119
Accounts receivable, net of allowance for doubtful accounts of $695 and $859 at December 25, 2009 and June 26, 2009, respectively	77,152	64,810
Inventories	85,363	117,790
Current portion of deferred cost of revenue	28,333	5,505
Prepaid expenses and other current assets	23,928	25,757

Total current assets	358,370	343,695
Non-current portion of restricted cash and cash equivalents	3,797	2,294
Long-term investments	7,437	7,416
Property and equipment, net	30,174	33,124
Intangible assets, net	17,833	21,521
Non-current portion of deferred cost of revenue	32,916	339
Other assets	35,152	33,247

Total assets	$485,679	$441,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,258	$52,618
Accrued compensation	20,853	20,855
Other current liabilities	32,012	31,880
Current portion of deferred revenue	118,385	69,655

Total current liabilities	202,508	175,008
Non-current portion of deferred revenue	67,280	14,635
Long-term income taxes payable	20,745	18,948
Other non-current liabilities	15,340	14,946

Total liabilities	305,873	223,537

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 12,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 30,375 shares issued and outstanding at December 25, 2009; 30,171 shares issued and outstanding at June 26, 2009	30	30
Additional paid-in capital	456,173	453,730
Treasury stock, at cost (244 shares at December 25, 2009 and June 26, 2009)	(1,022)	(1,022)
Accumulated other comprehensive loss	(1,646)	(1,575)
Accumulated deficit	(273,729)	(233,064)

Total stockholders’ equity	179,806	218,099

Total liabilities and stockholders’ equity	$485,679	$441,636

See notes to these condensed consolidated financial statements.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 25, 2009	January 3, 2009	December 25, 2009	January 3, 2009
Revenue	$94,137	$38,764	$194,260	$103,861
Cost of revenue	75,451	44,774	153,206	98,833

Gross profit (loss)	18,686	(6,010)	41,054	5,028

Operating expenses:
Research and development	13,084	3,215	23,143	7,625
Sales and marketing	18,140	5,092	34,193	11,216
General and administrative	12,975	5,039	26,786	10,736
Acquisition-related	(968)	—	(557)	—
Restructuring	1,715	—	2,218	—

Total operating expenses	44,946	13,346	85,783	29,577

Loss from operations	(26,260)	(19,356)	(44,729)	(24,549)

Interest and other income, net:
Interest income, net	104	343	228	1,227
Other expense, net	(1,519)	(771)	(914)	(965)

Total interest and other expense, net	(1,415)	(428)	(686)	262

Loss from continuing operations before income taxes	(27,675)	(19,784)	(45,415)	(24,287)
Income tax benefit	(4,548)	(1,612)	(4,486)	(1,150)

Loss from continuing operations	(23,127)	(18,172)	(40,929)	(23,137)

Discontinued operations (Note 11):
Income (loss) from discontinued operations	84	(504)	264	(2,409)
Income tax provision (benefit)	—	867	—	(14)

Income (loss) from discontinued operations, net of tax	84	(1,371)	264	(2,395)

Net loss	$(23,043)	$(19,543)	$(40,665)	$(25,532)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.77)	$(0.61)	$(1.37)	$(0.78)
Discontinued operations	—	(0.05)	0.01	(0.08)

Basic and diluted net loss per share	$(0.77)	$(0.66)	$(1.36)	$(0.86)

Shares used in computing basic and diluted net loss per share	29,952	29,790	29,960	29,729

See notes to these condensed consolidated financial statements.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 25, 2009	January 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,665)	$(25,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,729	2,117
Share-based compensation	2,423	2,372
Impairment of long-lived assets	—	663
Impairment of cost method investment	—	350
Provision (recovery) for doubtful accounts receivable	(107)	1
Deferred income taxes	—	(30)
Loss on disposal of property and equipment	273	217
Changes in operating assets and liabilities:
Accounts receivable	(12,235)	23,704
Inventories	32,383	(2,174)
Deferred cost of revenue	(55,405)	(10,828)
Prepaid expenses and other assets	1,687	8,206
Other long term assets	(1,905)	837
Accounts payable	(21,741)	(33,579)
Accrued compensation	(2)	958
Other liabilities	2,323	(3,287)
Deferred revenue	101,375	11,595

Net cash provided by (used in) operating activities	18,133	(24,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,983)	(1,137)
Increase in restricted cash and cash equivalents	(1,180)	(25)
Proceeds from sales and maturities of short-term investments	—	6,755
Proceeds from maturities of long-term investments	50	—
Cash paid for intangible assets	—	(48)

Net cash (used in) provided by investing activities	(4,113)	5,545

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted stock retired to cover taxes	(354)	(763)
Proceeds from issuance of common stock upon exercise of stock options	150	8
Proceeds from sales of common stock under ESPP plan	268	616

Net cash provided by (used in) financing activities	64	(139)

Effect of exchange rate changes on cash and cash equivalents	—	180

Net increase (decrease) in cash and cash equivalents	14,084	(18,824)
Cash and cash equivalents—beginning of period	128,714	190,778

Cash and cash equivalents—end of period	$142,798	$171,954

NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$381	$121

Unrealized loss on investments	$(12)	$(3)

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$875	$33

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

The Company’s headquarters is located in Fremont, California. Following the acquisition of Legacy SGI assets, the Company now operates in 25 countries, with its primary manufacturing facilities located in Chippewa Falls, Wisconsin. The principal business of the Company has been and continues to be the design, manufacture and implementation of highly scalable compute servers and high-capacity storage systems, which are sold to customers such as large internet businesses, and companies in vertical markets such as semiconductor design, enterprise software, the federal government, entertainment, financial services, oil and gas, biotechnology and pharmaceuticals. Following the acquisition of Legacy SGI, the Company is also a leader in high-performance computing and data management. The Legacy SGI acquisition adds a broad line of mid-range to high-end computing servers, data storage and visualization systems, and provides customer support and professional services related to these products. Consequently, the Company is now a leading developer of enterprise-class, high performance features for Linux operating systems. The Company’s products are used by the scientific, technical and business communities to solve challenging data intensive computing, data management and visualization problems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. These unaudited condensed consolidated financial statements also have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. The results for the interim periods are not necessarily indicative of results for the entire year or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended January 3, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2009, and the Company’s unaudited financial information and notes thereto for the transition period from January 4, 2009 to June 26, 2009, included in the Company’s transition report on Form 10-Q filed with the SEC on August 10, 2009 (the “Transition Report”). Management has evaluated subsequent events through February 3, 2010, the date these financial statements were issued.

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

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

The Company maintains a long-term inventory of parts to support maintenance arrangements. This parts inventory is valued based on assumptions about product life cycles, historical usage, current production status and installed base, and is periodically tested for impairment. The parts inventory is included in other assets in the unaudited condensed consolidated balance sheets.

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

Deferred Revenue. Deferred revenue is primarily comprised of revenue deferred for installations yet to be completed, advance billings and customer deposits for service, support and maintenance agreements and product revenue for which performance obligations or customer acceptance is required. Deferred revenue is recorded when products or services provided are invoiced prior to completion of the related performance obligations or customer acceptance and is recognized as revenue upon the completion of those performance and acceptance criteria. Extended warranty, service, support, and maintenance deferrals are recognized ratably over the service period.

Comprehensive Loss. Comprehensive loss for the three and six months ended December 25, 2009 and January 3, 2009 consists of unrealized gain (loss) on investments classified as available-for-sale, unrecognized loss related to defined benefit pension plans and change in cumulative translation adjustment. The tax effect of unrealized gain (loss) on available-for-sale investments and unrecognized loss on pension assets has been taken into account, if applicable.

Comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2009	January 3, 2009	December 25, 2009	January 3, 2009
Net loss	$(23,043)	$(19,543)	$(40,665)	$(25,532)
Unrealized gain (loss) on investments	(113)	14	(12)	(3)
Unrecognized loss on pension assets	—	—	(1)	—
Change in cumulative translation adjustment	—	192	(58)	181

Total comprehensive loss	$(23,156)	$(19,337)	$(40,736)	$(25,354)

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

Service revenue includes hardware, maintenance and installation services. Pursuant to ASC 605-10, the Company recognizes revenue from the sale of its products prior to completion of these services, as product sales are not dependent on these services to be functional. Under ASC 605-20, revenue from hardware maintenance contracts, which are expressly priced separately from the hardware, is recognized ratably over the contract term, generally one to three years. Where software is integrated with hardware and sold as a hardware appliance, the Company provides unspecified software updates and enhancements to the software through service contracts. As a result, the Company accounts for these arrangements in accordance with ASC 985-605 where software is determined to be more than incidental to the product. Revenue earned on software arrangements involving multiple-elements are allocated to each element based on Vendor Specific Objective Evidence (“VSOE”) of fair value. The undelivered element is generally post contract customer support (“PCS”) for which VSOE of fair value is determined based on the price charged for the PCS when sold separately. The Company has not established VSOE on its PCS arrangements for certain of its products and therefore revenue from these arrangements is deferred and recognized ratably over the PCS period.

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

•

If the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially within the Company’s control.

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

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Foreign Currency Transactions. The financial statements of the Company’s foreign subsidiaries are re-measured in accordance with ASC 830-10, 30 “Foreign Currency Matters”. The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, nonmonetary assets and liabilities are translated at historical rates, and revenue and expenses are translated at average exchange rates in effect during each reporting period. Accordingly, transaction gains and losses are included as a component of interest and other income, net in the Company’s unaudited condensed consolidated statements of operations. In the three months ended December 25, 2009 and January 3, 2009, the Company recognized losses of $1.6 million and $0.5 million, respectively. In the six months ended December 25, 2009 and January 3, 2009, the Company recognized losses of $0.9 million and $0.6 million, respectively.

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

In October 2009, the FASB issued ASC 985-605, Software Revenue Recognition (“ASC 985-605”), that will become effective for the Company beginning June 26, 2010, with earlier adoption permitted. In accordance with this standard, arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of ASC 985-605, and software-enabled products will now be subject to other relevant revenue recognition guidance. The Company believes that the adoption of this new standard will have a material effect on its financial position and results of operations. However, the Company is not able to estimate the effect on its financial position and results of operations.

In October 2009, the FASB issued ASC 605-25, Multiple-Element Arrangements (“ASC 605-25”), for revenue arrangements with multiple deliverables that are outside the scope of ASC 985-605. In accordance with ASC 985-605, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. This standard includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company believes that the adoption of this new standard will have a material effect on its financial position and results of operations. However, the Company is not able to estimate the effect on its financial position and results of operations.

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

The following are the estimated fair value of assets acquired and liabilities assumed as of the Closing Date (in thousands):

Cash and short-term investments	$33,018
Deferred cost of revenue	1,821
Other tangible assets	163,150
Deferred revenue	(76,265)
Deferred income tax liabilities	(1,818)
Other liabilities assumed	(79,275)

Net tangible assets	40,631
Intangible assets	21,700

Net assets acquired	62,331

Gain on acquisition	19,831

Cash paid	$42,500

The fair value of the major components of the intangibles assets acquired and their estimated useful lives is as follows (dollars in thousands):

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Customer relationships	$6,900	5
Customer backlog	5,100	(a	)
Purchased technology	5,000	4
Trademark/ trade name portfolio	2,600	5
In-process research and development costs	2,100

Total	$21,700

(a)	The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were immaterial and $0.4 million in the three and six months ended December 25, 2009.

During the three months ended December 25, 2009, the Company received a $1.0 million payment from Legacy SGI related to potential liabilities of Legacy SGI, which pursuant to the Agreement were to be remitted to the Company if not paid to a third party. At the Closing Date, the Company assessed whether it was more likely than not that a contingent asset existed and based on all available information concluded that no asset existed. Accordingly, the Company has recorded the $1.0 million payment as a gain in its statement of operations in the current period.

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

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Legacy SGI as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share amounts):

	Pro Forma Combined Three Months Ended	Pro Forma Combined Six Months Ended
	January 3, 2009	January 3, 2009
Revenue	$121,540	$279,396

Loss from continuing operations	(68,282)	(107,857)
Loss from discontinued operations, net of tax	(1,371)	(2,395)

Net loss	$(69,653)	$(110,252)

Net loss per share, basic and diluted :
Continuing operations	$(2.29)	$(3.63)
Discontinued operations	(0.05)	(0.08)

Basic and diluted net loss per share	$(2.34)	$(3.71)

Shares used in computing basic and diluted net loss per share	29,790	29,729

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

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. BALANCE SHEET

Long-term Investments

Long-term investments consist of ARS, which are investments with contractual maturities generally between zero and 40 years. Beginning in February 2008, certain ARS failed auction due to sell orders exceeding buy orders. The Company’s ARS consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the U.S. Department of Education. Based on an analysis of impairment factors related to the ARS, the Company has recorded a temporary impairment loss in accumulated other comprehensive loss of $1.6 million at December 25, 2009. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified all of the ARS ($7.4 million, net of unrealized losses) as long-term investments in the unaudited condensed consolidated balance sheets as the Company’s ability to liquidate such securities in the next 12 months is uncertain.

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

•

If management determines that it does not intend to sell an impaired debt security and, that it is not more likely than not that it will be required to sell such a security before recovery of the security’s amortized cost basis, the entity must assess whether it expects to recover the entire amortized cost basis of the security.

The Company has the intent and ability to hold these securities until their value recovers, and have not sold any at a loss. The valuation model assumes that a liquidity event will occur within the next 36 months. Long-term investments at December 25, 2009 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
December 25, 2009
Long-term investments-ARS	$9,000	$—	$(1,563)	$7,437

Total investments	$9,000	$—	$(1,563)	$7,437

June 26, 2009
Long-term investments-ARS	$9,056	$—	$(1,640)	$7,416

Total long-term investments	$9,056	$—	$(1,640)	$7,416

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

The following table sets forth investments as of December 25, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy and are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Level 1	Level 2	Level 3	Assets at fair value
Cash and cash equivalents	$142,798	$—	$—	$142,798
Current portion of restricted cash and cash equivalents	796	—	—	796
Non-current portion of restricted cash and cash equivalents	3,797	—	—	3,797
Long-term investments-ARS	—	—	7,437	7,437

Total	$147,391	$—	$7,437	$154,828

Level 3 assets consist of ARS, which are valued based on a discounted cash flow model.

Inventories

Inventories consist of the following (in thousands):

	December 25, 2009	June 26, 2009
Finished goods	$42,456	$56,343
Work in process	12,698	21,347
Raw materials	30,209	40,100

Total inventories	$85,363	$117,790

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 25, 2009	June 26, 2009
Non-trade receivable	$1,197	$7,534
Prepaid income taxes	9,686	4,099
Value-added tax receivable	4,998	2,659
Deferred income taxes	2,511	2,511
Other current assets	5,536	8,954

Total prepaid expenses and other current assets	$23,928	$25,757

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 25, 2009	June 26, 2009
Land and building	$11,812	$11,503
Computer equipment and software	19,366	16,855
Manufacturing equipment	5,829	6,741
Leasehold improvements	7,366	5,564
Furniture and fixtures	1,643	1,648
Vehicles	104	104
Construction in progress	107	1,216

	46,227	43,631
Less accumulated depreciation and amortization	(16,053)	(10,507)

Total property and equipment, net	$30,174	$33,124

Depreciation and amortization expense for the three months ended December 25, 2009 and January 3, 2009 was $3.1 million and $0.7 million, respectively. Depreciation and amortization expense for the six months ended December 25, 2009 and January 3, 2009 was $6.0 million and $1.4 million, respectively.

Intangible Assets, Net

	Weighted Average Useful Life (in Years)
		Gross Carrying Amount
		Cost	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(890)	$6,010
Purchased technology	4	5,000	(766)	4,234
Customer backlog	(a)	5,100	(2,718)	2,382
Trademark/ trade name portfolio	5	3,567	(460)	3,107

Subtotal		20,567	(4,834)	15,733
In-process research & development costs not subject to amortization		2,100	—	2,100

Total		$22,667	$(4,834)	$17,833

(a)	The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset.

In December 2002, as a part of the acquisition of Old Rackable, a trade name intangible asset valued at $3.5 million was recorded. In connection with the acquisition of Legacy SGI and the change in name to Silicon Graphics International Corp., it was determined that the capitalized trade name, which was historically classified as an indefinite life asset, has a finite life of five years.

Intangible assets amortization expense for the three months ended December 25, 2009 and January 3, 2009 was $2.2 million and immaterial, respectively. Intangible assets amortization expense for the six months ended December 25, 2009 and January 3, 2009 was $3.7 million and $0.7 million, respectively.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As of December 25, 2009, estimated future amortization expense for intangible assets, subject to amortization, is as follows (in thousands):

Fiscal Year	Amortization Expense
2010 (six months)	$4,022
2011	3,280
2012	3,212
2013	2,814
2014	2,405

$15,733

Other Assets

Other assets consist of the following (in thousands):

	December 25, 2009	June 26, 2009
Long-term inventory	$16,941	$14,332
Restricted pension plan assets	8,152	8,152
Investment in SGI Japan	5,000	5,000
Residual value of leased equipment	1,087	1,476
Long-term refundable deposits	1,424	1,416
Lease payments receivable	679	986
Long-term prepaid expenses	864	910
Other assets	1,005	975

Total other assets	$35,152	$33,247

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 25, 2009	June 26, 2009
Accrued warranty, current portion	$5,447	$5,920
Accrued sales and use tax payable	9,583	3,562
Income taxes payable	1,287	1,256
Other	15,695	21,142

Total other current liabilities	$32,012	$31,880

Warranty Reserve

Activity in the warranty reserve is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2009	January 3, 2009	December 25, 2009	January 3, 2009
Balance at beginning of period	$8,005	$3,454	$8,572	$3,683
Current period provision (reduction)	255	(880)	882	(1,133)
Warranty expenditures charged to reserve	(908)	215	(2,102)	239

Balance at end of period	$7,352	$2,789	$7,352	$2,789

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Other Non-current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 25, 2009	June 26, 2009
Deferred income taxes	$2,966	$2,966
Accrued warranty, non-current portion	1,905	2,652
Deferred rent, non-current portion	1,007	1,082
Other	9,462	8,246

Total other non-current liabilities	$15,340	$14,946

5. STOCK REPURCHASE

In February 2009, the Company’s Board of Directors authorized a share repurchase program of up to $40.0 million of its common stock. Under the program, the Company was able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The program was discontinued in April 2009 and no shares of outstanding common stock were repurchased during the three and six months ended December 25, 2009.

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

Determining Fair Value

The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Six Months Ended
	December 25, 2009	January 3, 2009	December 25, 2009	January 3, 2009
Option Plans Shares
Risk-free interest rate	2.0%	2.4%	2.6%	2.8%
Volatility	61.2%	63.1%	61.8%	58.7%
Weighted average expected life (in years)	5.0	5.1	5.0	5.1
Weighted average fair value	$3.35	$3.90	$2.88	$5.21

ESPP Plan shares
Risk-free interest rate	0.6%	2.2%	0.6%	2.2%
Volatility	60.0%	50.0%	60.0%	50.0%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Weighted average fair value	$2.03	$9.35	$2.03	$9.35

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The computation of expected life is based on an analysis of the relevant industry sector post-vest termination rates and exercise factors. In the three and six months ended December 25, 2009, expected volatility is based on the implied and historical volatility for the Company. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s share-based awards do not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities. As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. In accordance with ASC 718-10, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Share-Based Compensation Expense

Total share-based compensation expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2009	January 3, 2009	December 25, 2009	January 3, 2009
Cost of revenue	$146	$143	$410	$450
Research and development	194	(134)	385	456
Sales and marketing	188	(121)	121	241
General and administrative	815	(144)	1,613	1,180

Continuing operations	1,343	(256)	2,529	2,327
Discontinued operations	—	(48)	(106)	45

Total share-based compensation expense	$1,343	$(304)	$2,423	$2,372

Stock Options and Restricted Stock Awards Activity

Summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
Balance at June 26, 2009	2,886,160	$11.98
Options granted	1,436,500	5.37
Options exercised	(38,187)	3.92
Options cancelled	(255,399)	9.86

Balance at December 25, 2009	4,029,074	9.83	8.1	$3,252,439

Vested and expected to vest at December 25, 2009	3,438,756	$10.31	7.9	$2,426,643

Exercisable at December 25, 2009	1,670,991	$12.41	6.9	$401,322

Performance-based option grant

On August 11, 2009, the Company’s CEO was granted a non-qualified stock option, with performance-based metrics, to purchase 40,000 shares of the Company’s common stock. The stock option, which has a grant date fair value of approximately $0.1 million, was valued using the Black-Scholes option-pricing model. The stock option has an exercise price of $5.34 per share, a contractual term of ten years and a maximum of 10,000 shares vesting per annum depending on the attainment of performance-based metrics. Compensation expense for this award is recognized when it is determined that it is probable that the performance metrics will be achieved. Compensation expense related to this award was immaterial in the three and six months ended December 25, 2009.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The total intrinsic value of options exercised in the six months ended December 25, 2009 and January 3, 2009 was $0.1 million and immaterial, respectively.

As of December 25, 2009, there was $4.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

Summary of restricted stock awards (“RSA”) activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 26, 2009	100,940	$14.69
Awarded	—
Released	(27,189)	14.95
Forfeited	—

Balance at December 25, 2009	73,751	14.60

As of December 25, 2009, there was $1.2 million of total unrecognized compensation cost related to RSA, which is expected to be recognized over a weighted average period of 1.3 years.

Summary of restricted stock units (“RSU”) activity is as follows:

Number of Shares
Balance at June 26, 2009	702,650
Awarded	—
Released	(149,816)
Forfeited	(46,682)

Balance at December 25, 2009	506,152

Vested and expected to vest at December 25, 2009	413,111

As of December 25, 2009, there was $4.1 million of total unrecognized compensation cost related to RSU, which is expected to be recognized over a weighted average period of 2.0 years.

During the six months ended December 25, 2009, 62,699 shares of common stock were delivered to the Company in payment of $0.4 million of withholding tax obligations arising from the release of RSA and RSU. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date.

At December 25, 2009, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP Plan not yet recognized was approximately $0.4 million. This cost will be amortized on a straight-line basis over approximately 1.25 years. The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP Plan during the three months ended December 25, 2009 and January 3, 2009:

	December 25, 2009	January 3, 2009
Shares issued	79,548	77,390

Weighted-average purchase price per share	$3.37	$7.94

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7. RESTRUCTURING ACTIVITY

In the six months ended December 25, 2009, management approved restructuring actions to reduce the Company’s European workforce and vacate facilities. The expense for the six months ended December 25, 2009 related to these actions was $1.9 million for severance and $0.3 million for vacating facilities.

During the six months ended December 25, 2009, the Company made $2.9 million in payments related to all restructuring actions, including $2.6 million for severance and $0.3 million for vacated facilities, primarily rent. The restructuring liability balance of $1.0 million outstanding as of December 25, 2009 includes $0.8 million recorded in other current liabilities and $0.2 million recorded in other non-current liabilities in the Company’s unaudited condensed consolidated balance sheets.

Activity in the restructuring reserve is as follows (in thousands):

	Employee Terminations	Facilities Exit Costs	Total
Balance at June 26, 2009	$1,496	$199	$1,695
Costs incurred	339	164	503
Cash payments	(1,414)	(189)	(1,603)

Balance at September 25, 2009	$421	$174	$595

Costs incurred	1,612	103	1,715
Cash payments	(1,223)	(112)	(1,335)

Balance at December 25, 2009	$810	$165	$975

8. EARNINGS PER SHARE

Basic and diluted net loss per share is presented in accordance with ASC 260-10, Earnings per Share. Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. For the three and six months ended December 25, 2009 and January 3, 2009, potentially dilutive shares, which include outstanding common stock options and restricted stock units, were not included in the computation of diluted net loss per common share as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same for each period presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	December 25, 2009	January 3, 2009	December 25, 2009	January 3, 2009
Numerators:
Loss from continuing operations	$(23,127)	$(18,172)	$(40,929)	$(23,137)
Income (loss) from discontinued operations, net of tax	84	(1,371)	264	(2,395)

Net loss	$(23,043)	$(19,543)	$(40,665)	$(25,532)

Denominator:
Shares used in computing basic and diluted net loss per share	29,952	29,790	29,960	29,729

Net loss per share, basic and diluted:
Continuing operations	$(0.77)	$(0.61)	$(1.37)	$(0.78)
Discontinued operations	—	(0.05)	0.01	(0.08)

Basic and diluted net loss per share	$(0.77)	$(0.66)	$(1.36)	$(0.86)

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table sets forth potential shares of common stock, which are excluded from the calculation of diluted net loss per share, as the result would be anti-dilutive (in thousands):

	At period end
	December 25, 2009	January 3, 2009
Potentially dilutive securities	4,491	3,205

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

The cost of the German plan for the three and six months ended December 25, 2009 is comprised of the following (in thousands):

	Three Months Ended December 25, 2009	Six Months Ended December 25, 2009

Service cost	$34	$66
Interest expense	149	292
Expected return on plan assets	(25)	(51)

Net periodic pension cost	$158	$307

The cash surrender value of the life insurance policy that has been earmarked by the Company to partly cover the under-funded status of the German plan of $8.4 million, as of December 25, 2009, is included in other assets in the unaudited condensed consolidated balance sheets. The projected benefit obligation of $7.7 million, as of December 25, 2009, is included in accrued compensation and other non-current liabilities in the unaudited condensed consolidated balance sheets.

Defined Contribution Plan

Effective September 1, 2003, the Company established a 401(k) retirement plan covering substantially all U.S. employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. The Company can make annual contributions to the plan at the discretion of the Board of Directors. There was no contribution for the six months ended December 25, 2009. The Company contributed $86,000 for the six months ended January 3, 2009.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10. INCOME TAXES

The Company recorded a tax benefit of $4.5 million for the three and six months ended December 25, 2009. The tax expense was computed based on the Company’s projected financial results for the fiscal year ending June 25, 2010. Additionally, the income tax benefit includes a discrete tax benefit of $4.9 million resulting from the November 6, 2009 enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the Act). The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to three to five years from two years. Additional amounts recorded include a discrete tax benefit of $0.3 million related to a research and development credit claim for fiscal 2006, net of unrecognized tax benefits, and tax expense of $0.3 million for unrecognized tax benefits and related interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three and six months ended December 25, 2009 primarily due to the tax benefit attributable to the utilization of tax attributes in the prior years and operating losses generated during the period from which the Company does not benefit.

The Company recorded tax benefits of $1.6 million and $1.2 million for the three and six months ended January 3, 2009, respectively. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three and six months ended January 3, 2009 primarily due to decreases in the valuation allowances for deferred tax assets related to the net operating loss carry back to fiscal 2006.

As of December 25, 2009, the Company has provided a full valuation allowance against net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

The Company had approximately $9.1 million of gross unrecognized tax benefit as of December 25, 2009, primarily due to the recognition of tax benefits as a result of Legacy SGI’s tax contingency recorded in the acquisition, of which $9.0 million, when recognized, will impact the effective tax rate. During the six months ended December 25, 2009, the Company recorded a net increase of $2.2 million in taxes, accrued interest, penalties and foreign currency associated with unrecognized tax benefits.

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

In accordance with ASC 420-20, the abandonment of the Rapidscale product line qualifies as a discontinued operation. Accordingly, the results of operations of the Rapidscale product line were reclassified and included in “discontinued operations, net of tax”, within the unaudited condensed consolidated statements of operations for the three months and six months ended December 25, 2009 and the three and six months January 3, 2009, respectively.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following summarizes the results of discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2009	January 3, 2009	December 25, 2009	January 3, 2009
Revenue	$85	$181	$205	$370
Cost of revenue	14	35	51	71

Gross profit	71	146	154	299

Operating expenses:
Research and development	—	399	(105)	1,703
Sales and marketing	(14)	—	(14)	—
General and administrative	1	33	15	115
Impairment of long-lived assets	—	—	—	663

Total operating expenses	(13)	432	(104)	2,481

Income (loss) from discontinued operations	84	(286)	258	(2,182)
Total other income (expense), net	—	(218)	6	(227)

Income (loss) from discontinued operations before taxes	84	(504)	264	(2,409)
Income tax provision (benefit)	—	867	—	(14)

Net income (loss) from discontinued operations	$84	$(1,371)	$264	$(2,395)

12. SEGMENT INFORMATION

As a result of the acquisition of the Legacy SGI assets, the Company reassessed its segment reporting based on the operating and reporting structure of the combined company, in accordance with the provisions of ASC 280-10, Segment Reporting (“ASC 280-10”). Historically, the Company concluded that it operated in a single reporting segment. In connection with the acquisition of Legacy SGI, the Company changed its operating and reporting structure to operate in two reportable segments, products and services. Commencing with the quarter ended September 25, 2009, the Company has reflected segment information on the new basis. The three and six month periods ended January 3, 2009 have not been restated to reflect the new reportable segments as service revenue was immaterial in that period.

The Company’s reportable segments are determined after assessment of factors such as quantitative thresholds of business components to be included into reportable segments, economic characteristics, and homogeneity of products, which are aligned with the process by which the chief operating decision maker (“CODM”) (our Chief Executive Officer) makes operating decisions and evaluates performance. The CODM looks at products and services metrics, which are derived on a contractual basis.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Segment Results

The following table presents revenues and gross margin for the Company’s products and services segments for the three and months ended December 25, 2009 (dollars in thousands):

	Three Months Ended December 25, 2009	Six Months Ended December 25, 2009
Revenue:
Products	$57,067	$119,698
Services	37,070	74,562

Total	94,137	194,260

Cost of revenue:
Products	53,238	110,988
Services	22,213	42,218

Total	75,451	153,206

Gross profit:
Products	3,829	8,710
Services	14,857	32,344

Total	$18,686	$41,054

Gross margin:
Products	6.7%	7.3%
Services	40.1%	43.4%

Total	19.8%	21.1%

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

Customer information

For the three and six months ended December 25, 2009, Amazon accounted for approximately 19% and 15% of our revenues, respectively. For the three months ended January 3, 2009, Amazon and Microsoft accounted for approximately 28% and 11% of our revenues, respectively. For the six months ended January 3, 2009, Amazon and Microsoft accounted for approximately 48% and 11% of our revenues, respectively. No other single customer accounted for more than 10% of our revenues for any period presented.

Geographic Information

Revenue from both domestic and international customers (based on the address of the customer on the invoice) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2009	January 3, 2009	December 25, 2009	January 3, 2009
Domestic revenue	$68,816	$34,882	$142,997	$89,288
International revenue	25,321	3,882	51,263	14,573

Total revenue	$94,137	$38,764	$194,260	$103,861

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In the three and six months ended January 3, 2009, revenues from sales to customers in Ireland were 7% and 10% of total Company revenue.

Approximately 91% and 90% of the Company’s property and equipment was located in the United States as of December 25, 2009 and June 26, 2009, respectively.

13. RELATED PARTY TRANSACTIONS

The Company owns approximately 10% of the outstanding stock of SGI Japan, which was acquired in the acquisition of Legacy SGI, and the Company’s Chief Executive Officer is a member of SGI Japan’s Board of Directors. We account for this investment under the cost method of accounting in accordance with ASC 325-20, Cost Method Investments. The Company records revenue for products sold to SGI Japan when evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured as prescribed by ASC 605-10. Revenues and cost of revenues from sales to SGI Japan are as follows (in thousands):

	Three Months Ended December 25, 2009	Six Months Ended December 25, 2009
Product revenue	$5,759	$6,370

Cost of product revenue	$3,563	$3,923

Amounts receivable from and payable to SGI Japan were $5.1 million and zero, respectively, at December 25, 2009.

14. FINANCIAL GUARANTEES

The Company has issued financial guarantees to cover inventory purchases and rent on leased facilities and equipment; to government authorities for VAT and other taxes; and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company’s financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at December 25, 2009 was $5.1 million for which the Company has $4.6 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the condensed consolidated balance sheets.

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

Future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year
2010 (remaining six months)	$3,134
2011	5,451
2012	4,244
2013	3,353
2014	1,737
Thereafter	349

Total	$18,268

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Rent expense for the three months ended December 25, 2009 and January 3, 2009 was approximately $1.5 million and $0.7 million, respectively. Rent expense for the six months ended December 25, 2009 and January 3, 2009 was approximately $3.3 million and $1.2 million, respectively.

Purchase Commitments

In connection with supplier agreements, the Company has agreements to purchase certain units of inventory and non-inventory items through 2010. As of December 25, 2009, these remaining non-cancelable commitments were approximately $22.9 million, of which $19.2 million will be paid in the next 12 months.

Indemnification Agreements

The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 25, 2009. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of December 25, 2009.

Contingencies

The Company may, from time to time, be involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. In accordance with ASC 450-10, Contingencies, (“ASC 450-10”), the Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and it can reasonably estimate the amount of the loss. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

On August 10, 2005, the Legacy SGI German subsidiary, Silicon Graphics GmbH, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to a Legacy SGI system delivered in the spring of 2003. The Company is seeking full payment for the system of €4.6 million ($6.6 million based on the conversion rate on December 25, 2009). On September 21, 2005, TSI filed a counterclaim contesting Legacy SGI’s claim and alleging damages of €9.0 million ($13.1 million based on the conversion rate on December 25, 2009), plus interest since April 2004, which exceeds the Company’s contractual limit of liability of €2.0 million ($2.9 million based on the conversion rate on December 25, 2009). On December 7, 2005, Legacy SGI responded to TSI’s counterclaim and filed a motion seeking an additional €3.8 million ($5.5 million based on the conversion rate on December 25, 2009) for lost profit relating to maintenance services. The matter is proceeding through the German court system. The Company cannot currently predict the outcome of this dispute.

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

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. The Company is currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.7 million based on the conversion rate on December 25, 2009) plus interest and costs. On February 29, 2008, Legacy SGI filed its reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on December 25, 2009) plus interest and costs. The proceeding has commenced but the hearing, scheduled for August 22, 2009, could not take place and the next rescheduled date is awaited from the Arbitor. The Company cannot currently predict the outcome of this dispute.

On January 16, 2009, the Company and certain of its former officers were sued in the United States District Court for the Northern District of California, in a matter captioned In Re Rackable Systems, Inc. Securities Litigation, Case No. C-09-0222-CW. On April 16, 2009, the Court appointed Elroy Whittaker as Lead Plaintiff and the Law Firm of Glancy Binkow & Goldberg LLP as Lead Plaintiff’s Counsel. Lead Plaintiff filed a consolidated amended complaint (the “Amended Complaint”) on June 15, 2009. The Amended Complaint asserts claims for violations of (i) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. The allegations relate to the drops in the Company’s share price in early 2007 relating to its earnings reports for 2006 and Q4 2006. On August 13, 2009, the Company and its former officers filed a Motion to Dismiss the Amended Complaint (the “Motion to Dismiss”), which Lead Plaintiff opposed. On January 13, 2010, the Court entered an order granting the Motion to Dismiss, which dismissed the Amended Complaint with leave to amend. Pursuant to the Court’s scheduling order, Lead Plaintiff has until February 3, 2010 to file a second amended complaint. The Company cannot currently predict the outcome of this dispute.

On March 10, 2009, the Company and certain of its present and former directors and officers were sued in the Superior Court of the State of California for Alameda County, in a shareholder derivative lawsuit captioned Milo v. Barton, et al, Case No. R30944-0474. The complaint alleges that the defendants engaged in various acts and omissions that resulted in the drops of the Company’s share price in early 2007, and asserts claims for alleged breaches of defendants’ fiduciary duties, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, disgorgement of unspecified compensation earned by the defendants, and an award of an unspecified amount for plaintiff’s costs and attorneys fees. By stipulated order dated April 13, 2009, this action has been stayed pending resolution of the pleadings in the federal class action. The Company cannot currently predict the outcome of this dispute.

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

Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, the effect that the current economic and credit crises may continue to have on our business, the risk factors set forth in,” Part I, Item 2 —“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A—Risk Factors,” and elsewhere in this Form 10-Q and the risks detailed from time to time in Silicon Graphics International Corp.’s future U.S. Securities and Exchange Commission reports. The information included in this Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ materially from the forward-looking statements included herein. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results except as required by law. Accordingly, we caution readers not to place undue reliance on such statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

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

“Silicon Graphics,” “SGI,” “Eco-Logical,” “RapidScale,” “CloudRack,” “ICE Cube,” “MobiRack,” “Rackable” and the “Silicon Graphics” logo are trademarks or registered trademarks of Silicon Graphics International Corp. or its subsidiaries in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

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

From developing custom chips to datacenter solutions, we differentiate by scaling for compute and data intensive workloads of our customers’ most demanding applications. We have over 1,300 employees worldwide and we sell and market our systems, technologies, software, and services to enterprises in over 25 countries through our direct and indirect sales force including original equipment manufacturers, system integrators and value added resellers. In the six months ended December 25, 2009 and January 3, 2009, international sales were approximately 26.4% and 14.0%, respectively, of our total revenue.

Significant events

Our financial results during the three and six months ended December 25, 2009 were affected by certain significant events that should be considered in comparing the periods presented.

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

Under ASC 605-25, multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. In performing the assessment, we first apply the separation criteria within ASC 605-20 to separate the deliverables that fall within the scope of ASC 605-20. Multiple-element arrangements are separated into more than one element if all of the following are met:

•	The delivered item(s) has value to the customer on a standalone basis.

•	There is objective and reliable evidence of the fair value of the undelivered item(s).

•	If the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially within our control.

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

Accounting for Income Taxes. The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is comprised primarily of future tax deductions, is subject to significant judgment as to whether it is more likely than not our deferred tax assets will be realized. In determining whether the realization of these deferred tax assets may be impaired, we evaluate both positive and negative evidence as required in accordance with ASC 740-10, previously discussed in Statement of Financial Accounting Standards (“SFAS”) SFAS No. 109, Accounting for Income Taxes. As of December 25, 2009, we have concluded that it is more likely than not that our U.S. and international deferred tax assets, in excess of recoverable income taxes and certain deferred tax liabilities, are not probable of realization. Therefore, we recorded a valuation allowance for such excess deferred tax assets.

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

Results of Operations

We have included the operating results associated with the acquisition of Legacy SGI assets in our consolidated financial statements only for the periods since the date of the acquisition in May 2009, which has significantly affected our revenues, results of operations and financial position. Accordingly, the results of operations for the three and six months ended December 25, 2009 presented below are not comparable to the results for the three and six months ended January 3, 2009.

As a result of the acquisition of Legacy SGI assets, we reassessed our segment reporting based on the operating and reporting structure of the combined company, in accordance with the provisions of ASC 280-10, Segment Reporting (“ASC 280-10”). Historically, we considered ourselves to operate in a single reporting segment. In connection with the acquisition of Legacy SGI assets, we changed our operating and reporting structure to operate in two reportable segments, products and services. Commencing with the quarter ended September 26, 2009, we have reflected segment information on the new basis. The three and six month periods ended January 3, 2009 have not been restated to reflect the new reportable segments as service revenue was immaterial in those periods. The following table sets forth our financial results for the three and six months ended December 25, 2009 and January 3, 2009, as a percentage of revenue:

	Three Months Ended		Six Months Ended
	December 25, 2009	January 3, 2009	December 25, 2009	January 3, 2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	80.2%	115.5%	78.9%	95.2%

Gross profit (loss)	19.8%	-15.5%	21.1%	4.8%

Operating expenses:
Research and development	13.9%	8.3%	11.9%	7.3%
Sales and marketing	19.3%	13.1%	17.6%	10.8%
General and administrative	13.8%	13.0%	13.8%	10.3%
Acquisition-related	-1.0%	0.0%	-0.3%	0.0%
Restructuring	1.8%	0.0%	1.1%	0.0%

Total operating expenses	47.8%	34.4%	44.1%	28.4%

Loss from operations	-28.0%	-49.9%	-23.0%	-23.6%

Interest and other income, net:
Interest income, net	0.1%	0.9%	0.1%	1.2%
Other expense, net	-1.6%	-2.0%	-0.5%	-0.9%

Total interest and other expense, net	-1.5%	-1.1%	-0.4%	0.3%

Loss from continuing operations before income taxes	-29.5%	-51.0%	-23.4%	-23.3%
Income tax benefit	-4.8%	-4.2%	-2.3%	-1.1%

Loss from continuing operations	-24.7%	-46.8%	-21.1%	-22.2%

Discontinued operations (Note 11):
Income (loss) from discontinued operations	0.1%	-1.3%	0.1%	-2.3%
Income tax provision (benefit)	0.0%	2.2%	0.0%	0.0%

Income (loss) from discontinued operations, net of tax	0.1%	-3.5%	0.1%	-2.3%

Net loss	-24.6%	-50.3%	-21.0%	-24.5%

Comparison of the three and six months ended December 25, 2009 and January 3, 2009

Financial Highlights

•

Our higher revenue and gross margin in the three and six months ended December 25, 2009 was a result of including high performance compute server and storage products and the related service revenue associated with our acquisition of Legacy SGI.

•	We experienced a significant increase in our operating expenses due to including the results of operations of the Legacy SGI acquisition in the three and six months ended December 25, 2009.

Revenue

We derive revenue from the sale of products and services directly to end users as well as through resellers and system integrators. Product revenue is derived from the sale of mid-range to high-end computing servers, data storage systems, and visualization systems as well as software. Service revenue is generated from the sale of standard maintenance contracts as well as custom maintenance contracts that are tailored to individual customer’s needs. We recognize service revenue ratably over the service periods. Maintenance contracts are typically between one to three years in length, and we actively pursue renewals of these contracts. We also generate professional services revenue related to implementation of and training on our products.

The following table presents revenue:

	Three Months Ended				Six Months Ended
	December 25, 2009	January 3, 2009	Change		December 25, 2009	January 3, 2009	Change
			$	%			$	%
(in thousands, except percentages)
Revenue	$94,137	$38,764	$55,373	143%	$194,260	$103,861	$90,399	87%

Revenue increased $55.4 million or 143% to $94.1 million in the three months ended December 25, 2009 from $38.8 million in the three months ended January 3, 2009. The increase in revenue was primarily due to the addition of revenue from high performance compute server and storage products and related service revenue associated with our acquisition of Legacy SGI, which contributed $54.0 million of revenue during the three months ended December 25, 2009. Revenue from the sale of data center products and services of $40.1 million increased $1.3 million or 3% in the three months ended December 25, 2009 as compared with the prior year period.

Revenue increased $90.4 million or 87% to $194.3 million in the six months ended December 25, 2009 from $103.9 million in the six months ended January 3, 2009. The increase in revenue was primarily due to the addition of revenue from high performance compute server and storage products and related service revenue associated with our acquisition of Legacy SGI, which contributed $103.6 million of revenue during the six months ended December 25, 2009. Revenue from the sale of data center products and services of $90.7 million decreased $13.2 million or 13% in the six months ended December 25, 2009 as compared with the prior year period. The decline in data center revenue reflects the economic downturn, which we believe has impacted the timing of our customers’ buying decisions and our average sales prices. We expect average selling prices for data center products to decline over time as competitive pricing pressure increases, and our products mature in the market and are replaced with new products with increased performance and superior features.

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

The following table presents cost of revenue, gross profit, and gross margin:

	Three Months Ended				Six Months Ended
	December 25, 2009	January 3, 2009	Change		December 25, 2009	January 3, 2009	Change
			$	%			$	%
	(in thousands, except percentages)
Cost of revenue	$75,451	$44,774	$30,677	69%	$153,206	$98,833	$54,373	55%
Gross profit	$18,686	$(6,010)	$24,696	N/A	41,054	$5,028	$36,026	717%
Gross margin	19.8%	(15.5)%			21.1%	4.8%

The increase in our cost of revenue is primarily a result of the increase in revenue. Additionally, with the acquisition of Legacy SGI, we added facilities and personnel that contribute to an increase in our cost of revenue. Cost of revenue increased by a lower percentage than revenue due to a shift in mix towards a greater percentage of higher margin service offerings and high performance compute server and storage products.

Gross profit increased $24.7 million to $18.7 million in the three months ended December 25, 2009 from a negative margin of $6.0 million in the three months ended January 3, 2009. The increase in gross profit and gross margin was primarily attributable to higher margin high performance compute server and storage product revenue and related service revenue associated with our acquisition of Legacy SGI, which contributed $13.8 million of gross profit in the three months ended December 25, 2009. Gross profit from the sale of data center products and services increased $10.9 million to $4.9 million in the three months ended December 25, 2009 from a negative margin of $6.0 million in the three months ended January 3, 2009. The increase in gross margin for data center products and services is primarily attributable to a decrease in excess and obsolete inventory charges as a percentage of revenue in the three months ended December 25, 2009 as compared with the prior year period.

Gross profit increased $36.0 million or 717% to $41.1 million in the six months ended December 27, 2009 from $5.0 million in the three months ended January 3, 2009. Our increase in gross profit and gross margin was primarily attributable to higher margin high performance compute server and storage product revenue and related service revenue associated with our acquisition of Legacy SGI, which contributed $30.1 million of gross profit in the six months ended December 25, 2009. Gross profit from the sale of data center products and services increased $6.0 million or 120% to $11.0 million in the six months ended December 25, 2009 from $5.0 million in the six months ended January 3, 2009.

Operating Expenses

Research and development

Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs. Research and development expense and period-over-period changes are as follows:

	Three Months Ended				Six Months Ended
	December 25, 2009	January 3, 2009	Change		December 25, 2009	January 3, 2009	Change
			$	%			$	%
(in thousands, except percentages)
Research and development	$13,084	$3,215	$9,869	307%	$23,143	$7,625	$15,518	204%

Research and development expense increased $9.9 million or 307% to $13.1 million in the three months ended December 25, 2009 from $3.2 million in the three months ended January 3, 2009. The increase in research and development costs was primarily due to higher compensation and related expenses of $5.2 million associated with increased headcount, which resulted from our acquisition of Legacy SGI, an increase in materials and supplies of $1.6 million, higher consulting fees of $1.2 million, an increase in facilities costs of $0.7 million, and an increase in depreciation expense of $0.7 million.

Research and development expense increased $15.5 million or 204% to $23.1 million in the six months ended December 25, 2009 from $7.6 million in the six months ended January 3, 2009. The increase in research and development costs was primarily due to higher compensation and related expenses of $10.7 million associated with increased headcount, which resulted from our acquisition of Legacy SGI, higher consulting fees of $2.2 million, an increase in materials and supplies of $1.8 million, an increase in facilities costs of $1.4 million, and an increase in depreciation expense of $1.3 million. These increases were partially offset by Legacy SGI research and development reimbursement arrangements of $2.1 million with our business partners.

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

	Three Months Ended				Six Months Ended
	December 25,	January 3,	Change		December 25,	January 3,	Change
	2009	2009	$	%	2009	2009	$	%
	(in thousands, except percentages)
Sales and marketing	$18,140	$5,092	$13,048	256%	$34,193	$11,216	22,977	205%

Sales and marketing expenses increased $13.0 million or 256% to $18.1 million in the three months ended December 25, 2009 from $5.1 million in the three months ended January 3, 2009. The increase in sales and marketing expense was primarily due to higher compensation and related expenses of $8.3 million associated with increased headcount, which resulted from our acquisition of Legacy SGI, and higher facilities costs of $1.9 million as we have facilities in more locations following the acquisition of Legacy SGI. We also recorded intangible assets amortization expense of $2.0 million in the three months ended December 25, 2009 related to intangible assets acquired as part of our acquisition of Legacy SGI.

Sales and marketing expenses increased $23.0 million or 205% to $34.2 million in the six months ended December 25, 2009 from $11.2 million in the six months ended January 3, 2009. The increase in sales and marketing expense was primarily due to higher compensation and related expenses of $15.6 million associated with increased headcount, which resulted from our acquisition of Legacy SGI, and higher facilities costs of $3.8 million as we have facilities in more locations following the acquisition of Legacy SGI. We also recorded intangible assets amortization expense of $3.0 million in the six months ended December 25, 2009 related to intangible assets acquired as part of our acquisition of Legacy SGI.

We will continue to deploy our sales and support organizations to focus on key vertical markets such as federal, oil and gas, media and entertainment, financial services and geographic markets, as well as the markets presented by the Legacy SGI acquisition.

General and administrative

General and administrative expense consists primarily of personnel costs, directors and officers insurance, legal and professional service costs, depreciation, share-based compensation, and facilities and information technology costs. General and administrative expense and period-over-period changes are as follows:

	Three Months Ended				Six Months Ended
	December 25, 2009	January 3, 2009	Change		December 25, 2009	January 3, 2009	Change
			$	%			$	%
(in thousands, except percentages)
General and administrative	$12,975	$5,039	$7,936	157%	$26,786	$10,736	16,050	149%

General and administrative expenses increased $7.9 million or 157% to $13.0 million in the three months ended December 25, 2009 from $5.0 million in the three months ended January 3, 2009. The increase in general and administrative expense was primarily due to higher compensation and related expenses of $3.5 million associated with increased headcount, which resulted from our acquisition of Legacy SGI, higher professional fees of $2.7 million, and higher facilities costs of $1.2 million.

General and administrative expenses increased $16.0 million or 149% to $26.8 million in the six months ended December 25, 2009 from $10.7 million in the six months ended January 3, 2009. The increase in general and administrative expense was primarily due to higher compensation and related expenses of $8.0 million associated with increased headcount, which resulted from our acquisition of Legacy SGI, higher professional fees of $5.6 million, and higher facilities costs of $2.3 million.

Acquisition-related

	Three Months Ended				Six Months Ended
	December 25, 2009	January 3, 2009	Change		December 25,	January 3,	Change
			$	%	2009	2009	$	%
	(in thousands)
Acquisition-related	$(968)	$—	$(968)	N/A	$(557)	$—	(557)	N/A

In the three and six months ended December 25, 2009, we recorded a net gain of $1.0 million and $0.6 million, respectively, related to our acquisition of Legacy SGI. During the three months ended December 25, 2009, we received a $1.0 million payment from Legacy SGI related to potential liabilities of Legacy SGI, which pursuant to the Agreement were to be remitted to the Company if not paid to a third party. At the Closing Date, we assessed whether it was more likely than not that a contingent asset existed and based on all available information concluded that no asset existed. Accordingly, we have recorded the $1.0 million payment as a gain in our statement of operations in the current period.

Restructuring

	Three Months Ended				Six Months Ended
	December 25, 2009	January 3, 2009	Change		December 25,	January 3,	Change
			$	%	2009	2009	$	%
	(in thousands)
Restructuring	$1,715	$—	$1,715	N/A	$2,218	$—	2,218	N/A

In the six months ended December 25, 2009, management approved restructuring actions to reduce the Company’s European workforce and vacate facilities. The expense for the six months ended December 25, 2009 related to these actions was $1.9 million for severance and $0.3 for vacating facilities. As a result of the restructuring actions undertaken, the Company anticipates cash outflows of $1.0 million, primarily during the next twelve months.

Total interest and other income, net

Interest and other income, net was a net expense of $1.4 million and $0.7 million in the three and six months ended December 25, 2009, respectively, primarily due to foreign exchange losses attributable to the strengthening of the U.S. dollar.

Interest and other income, net was a net expense of $0.4 million in the three months ended January 3, 2009, primarily due to foreign exchange losses, partially offset by interest income earned on our investment portfolio. Interest and other income, net was $0.3 million in the six months ended January 3, 2009, primarily due to interest income, partially offset by foreign exchange losses.

Provision for income taxes

We recorded a net tax benefit of $4.5 million for the three and six months ended December 25, 2009. Tax expense was computed based on our projected financial results for the fiscal year ending June 25, 2010. Additionally, the net income tax benefit includes a discrete tax benefit of $4.9 million resulting from the November 6, 2009 enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the Act). The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to three to five years from two years. Additional amounts recorded include a discrete tax benefit of $0.3 million related to a research and development credit claim for fiscal 2006, net of unrecognized tax benefits, and tax expense of $0.3 million for unrecognized tax benefits and related interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three and six months ended December 25, 2009 primarily due to the tax benefit attributable to the utilization of tax attributes in the prior years and operating losses generated during the period from which we do not benefit.

We recorded tax benefits of $1.6 million and $1.2 million for the three and six months ended January 3, 2009, respectively. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three and six months ended January 3, 2009 primarily due to decreases in the valuation allowances for deferred tax assets related to the net operating loss carry back to fiscal 2006.

As of December 25, 2009, we have provided a full valuation allowance against net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

Income (Loss) from discontinued operations

During fiscal 2008, we classified our Rapidscale product line as a discontinued operation as a result of discontinuing this product line. Our decision was a result of a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms.

We do not believe this discontinued operation will have a significant negative impact on our future results of operations. The revenue contribution from this product line was not significant for the three and six months ended December 25, 2009. The revenue contribution from this product line was $0.2 million and $0.4 million for the three and six months ended January 3, 2009.

Liquidity and Capital Resources

Liquidity

We had $142.8 million of cash and cash equivalents at December 25, 2009 as compared to $128.7 million in cash and cash equivalents at June 26, 2009. Historically, we have required capital principally to fund our working capital needs and, during the three months ended June 26, 2009, we used $42.5 million of cash to acquire substantially all of the assets and certain liabilities of Legacy SGI. At December 25, 2009, we had short-term and long-term restricted cash and cash equivalents of $4.6 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services. At December 25, 2009, we held $7.4 million of long-term investments consisting of auction rate securities (“ARS”). The majority of these securities are collateralized by guaranteed student loans and insured or reinsured by the Department of Education. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted the markets where our auction rate securities would be offered. For additional information related to our investments in ARS investments see Note 4 to our unaudited condensed consolidated financial statements in this Form 10-Q.

The adequacy of these resources to meet our liquidity needs beyond the next 12 months will depend on our growth, operating results and capital expenditures required to meet our business needs. If we fail to generate cash from operations, or generate additional cash from our operations on a timely basis, we may not have the cash resources required to run our business and we may need to seek additional sources of funds to meet our needs. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. At December 25, 2009, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.

The following is a summary of cash activity (in thousands):

	Six Months Ended
	December 25, 2009	January 3, 2009
Condensed consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$18,133	$(24,410)
Net cash (used in) provided by investing activities	(4,113)	5,545
Net cash provided by (used in) financing activities	64	(139)
Effect of exchange rate changes on cash and cash equivalents	—	180

Net increase (decrease) in cash and cash equivalents	14,084	(18,824)
Cash and cash equivalents - beginning of period	128,714	190,778

Cash and cash equivalents - end of period	$142,798	$171,954

Operating Activities

Cash provided by operating activities of $18.1 million for the six months ended December 25, 2009 reflected cash provided by changes in working capital of $46.5 million, offset by our net loss of $40.7 million, net of adjustments for non-cash expenses. The primary working capital sources of cash were an increase in deferred revenue and a decrease in inventories. The primary working capital uses of cash were increases in deferred cost of revenue and accounts receivable and a decrease in accounts payable. Non-cash expenses consisted primarily of depreciation and amortization of $9.7 million and share-based compensation of $2.4 million.

Deferred revenue increased $101.4 million, primarily due to the timing of revenue recognition on sales transactions associated with sales accounted for under ASC 985-605. Inventory decreased $32.4 million. These sources of cash were offset by an increase in deferred cost of revenue of $55.4 million related to the increase in deferred revenue. Additionally, accounts receivable increased $12.2 million, reflecting an increase in shipments and the timing of sales. Accounts payable decreased $21.7 million, primarily due to the timing of payments.

Cash used in operating activities of $24.4 million for the six months ended January 3, 2009, reflected our net loss of $25.5 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $2.1 million and share-based compensation of $2.4 million. Cash used for working capital was approximately $4.6 million, which resulted primarily from a decrease in accounts payable and an increase in deferred cost of revenue, partially offset by a decrease in accounts receivable and an increase in deferred revenue.

Investing Activities

Cash used in investing activities was $4.1 million in the six months ended December 25, 2009, primarily due to the purchases of property and equipment of $3.0 million.

Cash provided by investing activities was $5.5 million in the six months ended January 3, 2009, primarily due to the sales and maturities of short-term investments, partially offset by purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $0.1 million in the six months ended December 25, 2009, primarily due to proceeds from the sale of stock under the employee stock purchase plan and stock options of $0.4 million, partially offset by the restricted stock retired to cover taxes of $0.3 million.

Cash used in financing activities was $0.1 million in the six months ended January 3, 2009, primarily due to restricted stock retired to cover taxes of $0.7 million, partially offset by proceeds from the sale of stock under the employee stock purchase plan of $0.6 million.

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

Contractual Obligations and Contingent Liabilities and Commitments

Off-Balance Sheet Arrangements

At December 25, 2009, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes to the contractual obligations during the three and six months ended December 25, 2009, outside of the ordinary course of business, from those disclosed in our quarterly report on Form 10-Q for the period ended September 25, 2009.

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

Investment Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents, and investments in a variety of high credit quality, readily liquid securities which may include U.S. treasuries and government agencies, corporate debt, money market funds and commercial paper. Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 25, 2009, our cash and cash equivalents of $142.8 million consisted primarily of cash, money market funds, and U.S. Treasury notes. Due to the short term nature of our investment portfolio, we believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.

There has been significant deterioration and instability in the financial markets since 2008. The extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control. We currently believe that the current credit market difficulties do not have a material impact on our investment portfolio. However, future degradation in credit market conditions could have a material adverse affect on our financial position.

At December 25, 2009, we held auction rate securities (“ARS”) with a fair value of $7.4 million and amortized cost of $9.0 million as compared to $7.4 million and amortized cost of $9.1 million at June 26, 2009. ARS are securities that are structured with short-term interest rate reset dates of generally less than 90 days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to 35 days, investors can sell or continue to hold the securities at par subject to a successful interest rate reset. In the first and second quarters of fiscal year 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. Our ARS consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the Department of Education. Based on our discounted cash flow model, we have recorded a temporary impairment within accumulated other comprehensive loss of approximately $1.6 million at December 25, 2009 related to the $9.0 million cost of these auction rate securities. We currently intend and have the ability to hold these securities until the value of such securities recovers. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of these auction rate securities as long-term investments in our unaudited condensed consolidated balance sheets, as our ability to liquidate such securities in the next 12 months is uncertain.

Foreign Exchange Risk

Prior to the May 8, 2009 acquisition of Legacy SGI, we did not make material sales or have material purchase obligations outside of the United States. As of December 25, 2009 and June 26, 2009, foreign currency cash accounts totaled $27.8 million and $18.0 million, respectively (primarily in Euros, Canadian dollars, and British pounds).

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

At December 25, 2009, we had no foreign currency forward contracts or option contracts.

Sensitivity Analysis

For purposes of specific risk analysis, we use a sensitivity analysis to determine the impact that market risk exposures may have on the fair values of financial instruments. The financial instruments included in the sensitivity analysis consist of all of our cash and cash equivalents, short and long term investments.

To perform the sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. Given the short term nature of our cash, cash equivalents, and short term investments, a sensitivity analysis was not performed as the risk of loss in fair value was deemed immaterial.

For the long-term investment in ARS, the sensitivity of fair value was tested assuming either a 100 basis point increase or a 100 basis point decrease in the market-required return, holding the interest income from the auction rate securities constant. A full 1% increase in required return would reduce the long term investments by $0.2 million, or 2.9%. A full 1% decrease in required return would increase the long term investments by $0.2 million, or 3.0%.

For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $2.8 million change in the value of our financial instruments.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures that are designed to ensure that the information included in reports we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is processed and reported within the appropriate time periods. As discussed in more detail below, our management, including our chief executive officer and chief financial officer, has concluded that these disclosure controls and procedures were ineffective as of December 25, 2009 due to a material weakness that we identified in our internal control over financial reporting, specifically related to inventory valuation.

As reported in our Annual Report on Form 10-K for our fiscal year ended January 3, 2009, our management identified a material weakness in internal control over financial reporting as of January 3, 2009 related to inventory valuation which is discussed below:

Inventory Valuation

During the year ended January 3, 2009, the Company did not perform certain of its designed controls over the period-end accounting process related to inventory valuation with sufficient precision, as evidenced by misstatements that were detected after management had completed its financial closing and reporting process related to the quarterly financial statements. Although the misstatements were not deemed to be individually material, their occurrence is indicative that the controls related to the inventory accounting process were not operating in an effective manner. Because the Company’s controls over the inventory accounting process had not operated consistently for a sufficient period of time, management could not conclude as to the effectiveness of the related controls. Therefore, as of January 3, 2009 and continuing as of December 25, 2009, management has concluded that these internal control deficiencies constitute a material weakness in our internal control over financial reporting because there is a reasonable possibility that a material misstatement of the financial statements would not have been prevented or detected on a timely basis.

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

In addition, following our acquisition of the Legacy SGI assets and businesses, we are in the process of integrating and harmonizing Legacy SGI financial reporting and information technology systems with our own, including those that pertain to our internal controls over financial reporting. This process is complex, covers operations that are significantly larger and more international in scope than prior to the acquisition. The integration process is ongoing and is expected to place additional stress on our internal controls.

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

Please refer to the section titled “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended September 25, 2009, which the information provided below updates and supplements.

On January 16, 2009, the Company and certain of its former officers were sued in the United States District Court for the Northern District of California, in a matter captioned In Re Rackable Systems, Inc. Securities Litigation, Case No. C-09-0222-CW. On April 16, 2009, the Court appointed Elroy Whittaker as Lead Plaintiff and the Law Firm of Glancy Binkow & Goldberg LLP as Lead Plaintiff’s Counsel. Lead Plaintiff filed a consolidated amended complaint (the “Amended Complaint”) on June 15, 2009. The Amended Complaint asserts claims for violations of (i) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. The allegations relate to the drops in the Company’s share price in early 2007 relating to its earnings reports for 2006 and Q4 2006. On August 13, 2009, the Company and its former officers filed a Motion to Dismiss the Amended Complaint (the “Motion to Dismiss”), which Lead Plaintiff opposed. On January 13, 2010, the Court entered an order granting the Motion to Dismiss, which dismissed the Amended Complaint with leave to amend. Pursuant to the Court’s scheduling order, Lead Plaintiff has until February 3, 2010 to file a second amended complaint. We cannot currently predict the outcome of this dispute.

On December 3, 2009, the Company initiated an arbitration proceeding captioned Silicon Graphics Intl. Corp., f/k/a Rackable Systems, Inc. v. Thomas Weisel Partners Group, Inc., et al., FINRA Arb. No. 09-06849, against its former investment advisor Thomas Weisel Partners LLC (“TWP”), as well as TWP’s parent company Thomas Wiesel Partners Group, Inc., to remedy TWP’s alleged mismanagement and wrongful advice pertaining to Rackable Systems’ investments in allegedly unsuitable and illiquid investments called “auction rate securities” (“ARS”). Due to market conditions, the ARS at issue are still held by the Company, as described elsewhere herein. The Company filed its arbitration claim with the Financial Industry Regulatory Authority (“FINRA”), and asserts various causes of action including breach of fiduciary duty, unsuitability, and breach of contract. The Company seeks remedies including rescission; restitution; disgorgement; and compensatory, consequential, and punitive damages, and requests a damages award in excess of $9 million, exclusive of punitive damages and other potential relief. TWP’s Answer is due to be filed by February 4, 2010. We cannot currently predict the outcome of this dispute.

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

Risks Related To Our Business and Industry

If we cannot successfully integrate the Legacy SGI businesses or realize any benefits from the acquisition, our business will be harmed.*

Achieving the benefits of our acquisition of substantially all of Legacy SGI’s assets excluding certain assets unrelated to the ongoing business will depend in part on the successful integration in a timely and efficient manner of the Legacy SGI technical and business operations that we acquired and the former employees of Legacy SGI and its subsidiaries that are now employed by us or our subsidiaries. As a result of the acquisition, the number of personnel employed by us and our subsidiaries has increased from approximately 234 to over 1,300 as of December 25, 2009 and the number of countries in which we conduct operations has increased from three to 25.

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

As a result of the Legacy SGI acquisition we now have extensive international operations, which subjects us to additional business risks.*

Following our recent acquisition of substantially all the assets of Legacy SGI, a significant portion of our sales occur and are expected to occur in international jurisdictions, including countries outside of Europe, Middle East, and Africa where we have no operating experience. International operations involve inherent risks that we may not be able to control, and risks of which we may not be aware, including:

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

We invoice substantially all of our international revenue in foreign currencies and substantially all our operating expenses incurred in our foreign subsidiaries are denominated in foreign currencies. For the three and six months ended December 25, 2009, our international revenue was $25.3 million and $51.3 million, respectively, and as of December 25, 2009, the balance in our foreign currency cash accounts is $27.8 million. At December 25, 2009, we had no foreign currency forward contracts or option contracts. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.

Our international sales may require export licenses and expose us to additional risks. *

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

We have been substantially dependent on a concentrated number of customers, including Internet companies that purchase in large quantities. If we are unable to maintain or replace our relationships with concentrated customers and/or diversify our customer base, our revenue may fluctuate and our growth may be limited.

Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from this type of customer. For example, our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. In 2007, our three largest customers accounted for 64% of our revenue. In 2008, our three largest customers accounted for 56% of our revenue. During the three and six months ended December 25, 2009, our largest customer accounted for 19% and 15% of our revenue, respectively. Moreover, the proportion of our revenue derived from a limited number of customers may be even higher in future quarters. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenue will be adversely affected. To maintain our relationships with our largest customers, and to continue to win their business, we may from time to time sell products to them at less than optimal gross margins. For example, in the second quarter of 2008 our gross margin was negatively impacted by an order shipped in the quarter to a significant customer priced at unfavorable gross margins with the intent of preserving an existing and significant customer relationship. In addition, customer concentration may expose us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, as of January 3, 2009, 77% of our accounts receivable were owed to us from our three largest customers. As of December 25, 2009, 18% of our accounts receivable was owed to us from our largest customer.

In the three months and six months ended December 2008 and 2009, a substantial majority of our revenue was generated from companies that compete in the Internet market. A significant part of our growth has been due to the fact that these companies are doing well and, in many cases, expanding and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenue will be adversely affected. The current economic downturn, volatile business environment and continued unpredictable and unstable market conditions adversely impact the internet sector and our key customers, negatively affecting our business and outlook.

We face intense competition from the leading enterprise computing companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth or profitability.

The markets for compute server products and storage products are highly competitive. In addition to intensely competitive smaller companies, we face challenges from some of the most established companies in the computer industry, such as Dell Inc., Hewlett-Packard Company (“HP”), International Business Machines Corporation and Sun Microsystems, Inc. in the computer server market. In the storage market, we compete primarily with EMC Corporation, HP, Hitachi Data Systems, Inc, Super Micro Computer, Inc. and NetApp, Inc. These larger competitors have at least the following advantages over us:

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

In addition, because our procurement model involves our ability to maintain low inventory and to acquire materials and components as needed, and because we do not enter into long-term supply contracts for these materials and components, our ability to effectively and efficiently respond to customer orders may be constrained by the then-current availability or the terms and pricing of these materials and components. Our industry has experienced component shortages and delivery delays in the past, and in the future we may experience shortages or delays of critical components as a result of strong demand in the industry or other factors. As an example, CPUs can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of CPUs are subject to substantial volatility in the spot market. The industry in the past has experienced a shortage of selected Intel chips, which caused some of our motherboard suppliers to reduce or suspend shipments of motherboards using these chips. This impacted our ability to ship selected configurations to some of our customers, and in some cases accelerated a transition to other platforms. If shortages or delays arise, the prices of these components may increase or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand, which could adversely affect our business and financial results. As another example, DRAM can also represent a significant portion of our cost of revenue, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. In the fourth quarter of 2006 we encountered conditions where we were forced to pay higher prices than we anticipated for DRAM and we have encountered conditions where DRAM was in tight supply and we were unable to deliver customer orders on their anticipated delivery dates. In addition, if any of our suppliers, such as Intel or AMD for CPUs, were to increase the costs to us for components we use, we would either pass these price increases on to our customers, which could cause us to lose business from these customers, or we would need to absorb these price increases, which would cause our margins to decrease, either of which could adversely affect our business and financial results.

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

If we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders might be diluted and earnings per share might decrease. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as acquired in-process research and development costs and restructuring charges.

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

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to continue to hire qualified sales personnel if we are to achieve our anticipated revenue growth. The competition for qualified sales personnel in our industry, and particularly in Silicon Valley, is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past it has taken us up to six months to hire a qualified sales executive and it may take a newly-hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencements of the search to productivity, in excess of one year. In addition, if we are unable to retain our existing sales personnel, or if our sales personal are ineffective, our ability to maintain or grow our current level of revenue will be adversely affected. In addition, a large percentage of our revenue has been historically generated from a small number of customers. If we are unable to retain the sales personnel who are responsible for those customer accounts, our business could be negatively impacted.

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

We rely on a very small number of contract manufacturers to assemble and test a majority of our products. None of these third party contract manufacturers are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Moreover, none of our contract manufacturers has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. If our contract manufacturers are not able to maintain our high standards of quality, are not able to increase capacity as needed, or are forced to shut down a factory, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenue and negatively impact our growth.

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

Our general business strategy may be adversely affected by the current economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We believe we are well positioned with significant capital resources to meet our current working capital and capital expenditure requirements. However, a prolonged or profound economic downturn may result in adverse changes to demand for our products, or our customers’ ability to pay for our products, which would harm our operating results. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and could require us to change our business plans.

Uncertainty in the credit market may negatively affect the value of auction rate securities owned by us and our ability to liquidate these securities.

Our long-term investments as of December 25, 2009 are comprised of various ARS. ARS are variable-rate debt securities that have a long-term maturity. The interest rate on ARS resets through Dutch auctions that are held at pre-determined intervals, usually every 28 days, providing liquidity by allowing investors to roll over their holdings or obtain immediate liquidity by selling. Recent uncertainty in the credit market has negatively affected these auctions as they have not had sufficient bidders to allow investors to complete a sale. In February 2008, auctions related to the $9.0 million of ARS that we continue to hold failed. Due to the uncertainty of liquidity, we have classified these investments as long-term and have included them in long-term investments. As of December 25, 2009 we have recorded an unrealized loss of $1.6 million on these investments in other comprehensive loss, reducing their value to $7.4 million. In the future, failed auctions may affect our ability to liquidate these ARS until a future auction is successful, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. In addition, failed auctions may affect the fair value of our ARS and may result in an impairment charge.

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

Risk Related to Owning Our Stock

Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.*

Our stock has been publicly traded for a relatively short period of time, having first begun trading in June 2005. During that time our stock price has fluctuated significantly, from a high of approximately $56.00 per share to a low of approximately $3.43 per share. At times the stock price has changed very quickly. For example, most recently, our stock has dropped from a high of more than $9.89 per share in September 2008 to a low of approximately $3.43 per share in March 2009. During the three months ended December 25, 2009, our stock price has fluctuated from a high of approximately $7.28 to a low of approximately $5.77. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control including:

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

In addition, the stock markets, and in particular the NASDAQ Stock Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. We are currently involved in securities litigation, and could become involved in additional securities litigation in the future, either of which could have substantial costs and divert resources and the attention of management from our business. For additional information regarding our securities litigation, please see the section of this report titled “Legal Proceedings.”

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

On October 20, 2009, the Compensation Committee of our Board of Directors determined the first quarter fiscal 2010 cash bonuses for our then named executive officers in the amounts as set forth in the table below:

Name of Officer	Title	Bonus Awarded First Quarter Fiscal 2010
Mark J. Barrenechea	Chief Executive Officer	$65,625
Jim Wheat	Chief Financial Officer	$20,250
Giovanni Coglitore	Senior Vice President, Chief Products Officer	$18,750
Maurice Leibenstern	Senior Vice President, General Counsel and Corporate Secretary	$19,688

ITEM 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Filed Herewith

2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant	S-1	2.1	333-122576	2/4/2005

2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto	8-K	2.1	000-51333	8/30/2006

2.3	Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009

2.4	Amendment to Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc., dated as of April 30, 2009.	8-K	2.1	000-51333	5/5/2009

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	000-51333	8/12/2005

3.2	Amended and Restated Bylaws	8-K	3.2	000-51333	3/7/2008

3.3	Certificate of Ownership and Merger	8-K	3.3	000-51333	5/21/2009

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Form of Specimen Stock Certificate	8-K	4.2	000-51333	5/21/2009

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS INTERNATIONAL CORP.

By:	/s/ JAMES D. WHEAT
Chief Financial Officer (Duly authorized and principal financial officer)

Dated: February 3, 2010