Form 10-Q
period 2010-03-26
Silicon Graphics International Corp
filed 2010-05-05
CIK 1316625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2010

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

As of April 30, 2010, there were 30,674,095 shares outstanding of the Registrant’s Common Stock, $0.001 par value per share.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 26, 2010	June 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$143,248	$128,714
Current portion of restricted cash and cash equivalents	601	1,119
Accounts receivable, net of allowance for doubtful accounts of $1,224 and $859 at March 26, 2010 and June 26, 2009, respectively	81,843	64,810
Inventories	76,215	117,790
Current portion of deferred cost of revenue	33,912	5,505
Prepaid expenses and other current assets	25,426	25,757

Total current assets	361,245	343,695
Non-current portion of restricted cash and cash equivalents	3,594	2,294
Long-term investments	7,391	7,416
Property and equipment, net	30,045	33,124
Intangible assets, net	17,985	21,521
Non-current portion of deferred cost of revenue	44,490	339
Other assets	33,520	33,247

Total assets	$498,270	$441,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,943	$52,618
Accrued compensation	18,643	20,855
Other current liabilities	31,890	31,880
Current portion of deferred revenue	129,251	69,655

Total current liabilities	219,727	175,008
Non-current portion of deferred revenue	79,737	14,635
Long-term income taxes payable	21,714	18,948
Other non-current liabilities	15,214	14,946

Total liabilities	336,392	223,537

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value; 12,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value; 120,000 shares authorized; 30,674 shares issued and outstanding at March 26, 2009; 30,171 shares issued and outstanding at June 26, 2009	30	30
Additional paid-in capital	458,266	453,730
Treasury stock, at cost (244 shares at March 26, 2010 and June 26, 2009)	(1,022)	(1,022)
Accumulated other comprehensive loss	(1,486)	(1,575)
Accumulated deficit	(293,910)	(233,064)

Total stockholders’ equity	161,878	218,099

Total liabilities and stockholders’ equity	$498,270	$441,636

See notes to these condensed consolidated financial statements.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 26, 2010	April 4, 2009	March 26, 2010	April 4, 2009
Revenue	$107,820	$44,358	$302,080	$148,219
Cost of revenue	78,900	41,659	232,106	140,492

Gross profit	28,920	2,699	69,974	7,727

Operating expenses:
Research and development	14,730	3,154	37,873	10,779
Sales and marketing	16,731	4,233	50,924	15,449
General and administrative	13,270	6,011	40,056	16,747
Acquisition-related	—	2,962	(557)	2,962
Restructuring	1,434	—	3,652	—

Total operating expenses	46,165	16,360	131,948	45,937

Loss from operations	(17,245)	(13,661)	(61,974)	(38,210)

Interest and other income (expense), net:
Interest income, net	105	118	332	1,345
Other expense, net	(2,566)	(16)	(3,480)	(981)

Total interest and other income (expense), net	(2,461)	102	(3,148)	364

Loss from continuing operations before income taxes	(19,706)	(13,559)	(65,122)	(37,846)
Income tax provision (benefit)	556	35	(3,930)	(1,115)

Loss from continuing operations	(20,262)	(13,594)	(61,192)	(36,731)

Discontinued operations (Note 11):
Income (loss) from discontinued operations	82	197	346	(2,212)
Income tax benefit	—	—	—	(14)

Income (loss) from discontinued operations, net of tax	82	197	346	(2,198)

Net loss	$(20,180)	$(13,397)	$(60,846)	$(38,929)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.67)	$(0.46)	$(2.04)	$(1.24)
Discontinued operations	—	0.01	0.01	(0.07)

Basic and diluted net loss per share	$(0.67)	$(0.45)	$(2.03)	$(1.31)

Shares used in computing basic and diluted net loss per share	30,097	29,787	30,041	29,748

See notes to these condensed consolidated financial statements.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 26, 2010	April 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,846)	$(38,929)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,725	2,931
Share-based compensation	3,584	3,998
Impairment of long-lived assets	—	663
Impairment of cost method investment	—	350
Provision for doubtful accounts receivable	430	1
Deferred income taxes	(87)	(14)
Loss on disposal of property and equipment	395	217
Changes in operating assets and liabilities:
Accounts receivable	(17,463)	36,512
Inventories	41,981	9,913
Deferred cost of revenue	(72,558)	146
Prepaid expenses and other assets	220	7,686
Other long term assets	(273)	928
Accounts payable	(12,932)	(42,598)
Accrued compensation	(2,212)	290
Other liabilities	2,703	(1,942)
Deferred revenue	124,698	(590)

Net cash provided by (used in) operating activities	21,365	(20,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,287)	(1,301)
Increase in restricted cash and cash equivalents	(782)	(25)
Proceeds from sales and maturities of short-term investments	—	6,771
Proceeds from maturities of long-term investments	225	—
Cash used in acquisition	(1,983)	—
Escrow payment for the acquisiton of Legacy SGI	—	(1,000)
Cash paid for intangible assets	—	(48)

Net cash (used in) provided by investing activities	(7,827)	4,397

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted stock retired to cover taxes	(766)	(941)
Proceeds from issuance of common stock upon exercise of stock options	860	15
Purchase of treasury stock	—	(1,022)
Proceeds from sales of common stock under ESPP plan	902	992

Net cash provided by (used in) financing activities	996	(956)

Effect of exchange rate changes on cash and cash equivalents	—	65

Net increase (decrease) in cash and cash equivalents	14,534	(16,932)
Cash and cash equivalents—beginning of period	128,714	190,778

Cash and cash equivalents—end of period	$143,248	$173,846

NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$257	$13

Unrealized gain (loss) on investments	$90	$(1,286)

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,293	$59

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

Equity Investments. The cost-method is used to account for equity investments in companies in which the Company holds less than a 20 percent voting interest, does not exercise significant influence, and the related securities do not have a quoted market price. In accordance with ASC Topic 325, Investments-Other, the Company monitors these investments for impairment and recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is determined to be other-than-temporary.

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

Comprehensive Loss. Comprehensive loss for the three and nine months ended March 26, 2010 and April 4, 2009 consists of unrealized gain (loss) on investments classified as available-for-sale, unrecognized loss related to defined benefit pension plans and change in cumulative translation adjustment. The tax effect of unrealized gain (loss) on available-for-sale investments and unrecognized loss on pension assets has been taken into account, if applicable.

Comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2010	April 4, 2009	March 26, 2010	April 4, 2009
Net loss	$(20,180)	$(13,397)	$(60,846)	$(38,929)
Unrealized gain (loss) on investments	102	(1,263)	90	(1,266)
Unrecognized loss on pension assets	58	—	(1)	—
Change in cumulative translation adjustment	—	(115)	—	66

Total comprehensive loss	$(20,020)	$(14,775)	$(60,757)	$(40,129)

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

Service revenue includes hardware, maintenance and installation services. Pursuant to ASC 605-10, the Company recognizes revenue from the sale of its products prior to completion of these services, as product sales are not dependent on these services to be functional. Under ASC 605-20, revenue from hardware maintenance contracts, which are expressly priced separately from the hardware, is recognized ratably over the contract term, generally one to three years. Where software is integrated with hardware and sold as a hardware appliance, the Company provides unspecified software updates and enhancements to the software through service contracts. As a result, the Company accounts for these arrangements in accordance with ASC 985-605 where software is determined to be more than incidental to the product. Revenue earned on software arrangements involving multiple-elements are allocated to each element based on Vendor Specific Objective Evidence (“VSOE”) of fair value. The undelivered element is generally post contract customer support (“PCS”) for which VSOE of fair value is determined based on the price charged for the PCS when sold separately. The Company has not established VSOE of fair value on its PCS arrangements for certain of its products and therefore revenue from these arrangements is deferred and recognized ratably over the PCS period.

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

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Foreign Currency Transactions. The financial statements of the Company’s foreign subsidiaries are re-measured in accordance with ASC 830-10, 30 “Foreign Currency Matters”. The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, nonmonetary assets and liabilities are translated at historical rates, and revenue and expenses are translated at average exchange rates in effect during each reporting period. Accordingly, transaction gains and losses are included as a component of interest and other income, net in the Company’s unaudited condensed consolidated statements of operations. In the three months ended March 26, 2010 and April 4, 2009, the Company recognized losses of $2.6 million and $0.1 million respectively. In the nine months ended March 26, 2010 and April 4, 2009, the Company recognized losses of $3.5 million and $0.7 million, respectively.

Accounting for Income Taxes. The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for temporary differences between financial reporting basis and tax basis of assets and liabilities and operating loss and tax credit carry forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities and operating loss and tax credit carry forwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carry forwards are expected to be recovered or settled.

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

In October 2009, the FASB issued ASC 985-605, Software Revenue Recognition (“ASC 985-605”), that will become effective for the Company beginning June 26, 2010, with earlier adoption permitted. In accordance with this standard, arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of ASC 985-605, and software-enabled products will now be subject to other relevant revenue recognition guidance. The Company believes that the adoption of this new standard will have a material effect on its financial position and results of operations. However, the Company is assessing the impact of this standard and accordingly is not able to estimate the effect on its financial position and results of operations.

In October 2009, the FASB issued ASC 605-25, Multiple-Element Arrangements (“ASC 605-25”), for revenue arrangements with multiple deliverables that are outside the scope of ASC 985-605. In accordance with ASC 985-605, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. This standard includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company believes that the adoption of this new standard will have a material effect on its financial position and results of operations. However, the Company is assessing the impact of this standard and accordingly is not able to estimate the effect on its financial position and results of operations.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. ACQUISITION

Acquisition of Silicon Graphics, Inc.

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

As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, the Company conducted a review to reassess whether it identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for Closing Date recognition of the fair value of net assets acquired. The review confirmed the calculation of the gain on acquisition, which is consistent with a distressed sale of assets in bankruptcy, as well as the depressed market capitalization of Legacy SGI prior to its acquisition.

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

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which the costs are incurred. Acquisition-related costs were immaterial and $0.4 million in the three and nine months ended March 26, 2010.

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

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Legacy SGI as if the acquisition had occurred as of the beginning of the period presented (in thousands except per share amounts):

	Pro Forma Combined Three Months Ended	Pro Forma Combined Nine Months Ended
	April 4, 2009	April 4, 2009
Revenue	$137,493	$416,889

Loss from continuing operations	(60,683)	(168,540)
Loss from discontinued operations, net of tax	197	(2,198)

Net loss	$(60,486)	$(170,738)

Net loss per share, basic and diluted:
Continuing operations	$(2.04)	$(5.67)
Discontinued operations	0.01	(0.07)

Basic and diluted net loss per share	$(2.03)	$(5.74)

Shares used in computing basic and diluted net loss per share	29,787	29,748

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

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Acquisition of Copan Systems, Inc.

On February 23, 2010, the Company completed the acquisition of substantially all the assets of Copan Systems, Inc. (“Copan”) and assumed certain liabilties. The purchase price of $2.0 million was allocated to Copan’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair market values as of the acquisition date. The purchase price allocation resulted in purchased net tangible assets of $1.0 million, consisting primarily of inventories and fixed assets, and purchased identifiable intangible assets of $1.0 million.

The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the determination of the fair value of the various assets acquired and liabilities assumed. As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, the Company conducted a review to reassess whether it identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for recognition of the fair value of net assets acquired.

The fair value of the intangible assets acquired and their estimated useful lives are as follows (dollars in thousands):

	Fair Value	Useful Life (in Years)
Purchased technology	$300	2
Patents and core technology	200	2
Trademark/ trade name portfolio	100	2
In-process research and development costs	400

Total	$1,000

The financial results of this acquisition are not considered significant for purposes of pro forma financial disclosures.

4. BALANCE SHEET

Long-term Investments

Long-term investments consist of ARS, which are investments with contractual maturities generally between zero and 40 years. Beginning in February 2008, certain ARS failed auction due to sell orders exceeding buy orders. The Company’s ARS consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the U.S. Department of Education. Based on an analysis of impairment factors related to the ARS, the Company has recorded a temporary impairment loss in accumulated other comprehensive loss of $1.4 million at March 26, 2010. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified all of the ARS ($7.4 million, net of unrealized losses) as long-term investments in the unaudited condensed consolidated balance sheets as the Company’s ability to liquidate such securities in the next 12 months is uncertain.

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

The Company has the intent and ability to hold these securities until their value recovers, and have not sold any at a loss. The valuation model assumes that a liquidity event will occur within the next 36 months. Long-term investments at March 26, 2010 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
March 26, 2010
Long-term investments-ARS	$8,825	$—	$(1,434)	$7,391

Total investments	$8,825	$—	$(1,434)	$7,391

June 26, 2009
Long-term investments-ARS	$9,056	$—	$(1,640)	$7,416

Total long-term investments	$9,056	$—	$(1,640)	$7,416

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

The following table sets forth investments as of March 26, 2010, which are measured at fair value on a recurring basis by level within the fair value hierarchy and are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Level 1	Level 2	Level 3	Assets at fair value
Cash and cash equivalents	$143,248	$—	$—	$143,248
Current portion of restricted cash and cash equivalents	601	—	—	601
Non-current portion of restricted cash and cash equivalents	3,594	—	—	3,594
Long-term investments-ARS	—	—	7,391	7,391

Total	$147,443	$—	$7,391	$154,834

Level 3 assets consist of ARS, which are valued based on a discounted cash flow model.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 26, 2010 were as follows:

Long-term investments ARS
Balance at December 25, 2009	$7,437
Total unrealized gains included in other comprehensive income	129
Purchases, sales, and settlements, net	(175)

Balance at March 26, 2010	$7,391

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended March 26, 2010 were as follows:

Long-term investments ARS
Balance at June 26, 2009	$7,416
Total unrealized gains included in other comprehensive income	200
Purchases, sales, and settlements, net	(225)

Balance at March 26, 2010	$7,391

ASC 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. The fair values of cash and cash equivalents, accounts receivable and accounts payable approximated their carrying values because of the short-term nature of these instruments. The fair value of investment in SGI Japan is valued based on a combination of discounted cash flows and market transactions. As of March 26, 2010 and June 26, 2009, the fair value of investment in SGI Japan was $5.0 million.

Inventories

Inventories consist of the following (in thousands):

	March 26, 2010	June 26, 2009
Finished goods	$35,111	$56,343
Work in process	11,023	21,347
Raw materials	30,081	40,100

Total inventories	$76,215	$117,790

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 26, 2010	June 26, 2009
Non-trade receivable	$3,155	$7,534
Prepaid income taxes	6,561	4,099
Value-added tax receivable	7,288	2,659
Deferred income taxes	2,511	2,511
Other current assets	5,911	8,954

Total prepaid expenses and other current assets	$25,426	$25,757

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 26, 2010	June 26, 2009
Land and building	$11,812	$11,503
Computer equipment and software	20,963	16,855
Manufacturing equipment	6,649	6,741
Leasehold improvements	7,392	5,564
Furniture and fixtures	1,663	1,648
Vehicles	104	104
Construction in progress	489	1,216

	49,072	43,631
Less accumulated depreciation and amortization	(19,027)	(10,507)

Total property and equipment, net	$30,045	$33,124

Depreciation and amortization expense for the three months ended March 26, 2010 and April 4, 2009 was $3.1 million and $0.8 million, respectively. Depreciation and amortization expense for the nine months ended March 26, 2010 and April 4, 2009 were $9.2 million and $2.2 million, respectively.

Intangible Assets, Net

	Weighted Average Useful Life (in Years)
		Gross Carrying Amount
		Cost	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(1,235)	$5,665
Purchased technology	4	5,300	(1,075)	4,225
Patents	2	200	(8)	192
Customer backlog	(a)	5,100	(2,721)	2,379
Trademark/trade name portfolio	5	3,667	(643)	3,024

Subtotal		21,167	(5,682)	15,485
In-process research & development costs not subject to amortization		2,500	—	2,500

Total		$23,667	$(5,682)	$17,985

(a)	The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset.

In December 2002, as a part of the acquisition of Old Rackable, a trade name intangible asset valued at $3.5 million was recorded. In connection with the acquisition of Legacy SGI and the change in name to Silicon Graphics International Corp., it was determined that the capitalized trade name, which was historically classified as an indefinite life asset, has a finite life of five years.

Intangible assets amortization expense for the three months ended March 26, 2010 and April 4, 2009 was $0.8 million and immaterial, respectively. Intangible assets amortization expense for the nine months ended March 26, 2010 and April 4, 2009 was $4.5 million and $0.7 million, respectively.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

As of March 26, 2010, estimated future amortization expense for intangible assets, subject to amortization, is as follows (in thousands):

Fiscal Year	Amortization Expense
2010 (remaining three months)	$2,236
2011	4,684
2012	3,403
2013	2,813
2014	2,349

$15,485

Other Assets

Other assets consist of the following (in thousands):

	March 26, 2010	June 26, 2009
Long-term inventory	$16,106	$14,332
Restricted pension plan assets	7,636	8,152
Investment in SGI Japan	5,000	5,000
Residual value of leased equipment	1,087	1,476
Long-term refundable deposits	1,419	1,416
Lease payments receivable	522	986
Long-term prepaid expenses	800	910
Other assets	950	975

Total other assets	$33,520	$33,247

Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	March 26, 2010	June 26, 2009
Accrued value-added tax payable	$10,134	$3,061
Accrued warranty, current portion	3,744	5,920
Accrued sales and use tax payable	2,322	501
Income taxes payable	1,066	1,256
Other	14,624	21,142

Total other current liabilities	$31,890	$31,880

Warranty Reserve

Activity in the warranty reserve is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2010	April 4, 2009	March 26, 2010	April 4, 2009
Balance at beginning of period	$7,352	$2,789	$8,572	$3,683
Current period accrual	363	363	1,245	(770)
Warranty expenditures charged to reserve	(1,832)	(514)	(3,934)	(275)

Balance at end of period	$5,883	$2,638	$5,883	$2,638

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Other Non-current Liabilities

Other non-current liabilities consist of the following (in thousands):

	March 26, 2010	June 26, 2009
Deferred income taxes	$2,966	$2,966
Accrued warranty, non-current portion	2,139	2,652
Deferred rent, non-current portion	1,045	1,082
Other	9,064	8,246

Total other non-current liabilities	$15,214	$14,946

5. STOCK REPURCHASE

In February 2009, the Company’s Board of Directors authorized a share repurchase program of up to $40.0 million of its common stock. Under the program, the Company was able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. During the quarter ended April 4, 2009, the Company repurchased and held in treasury 243,695 shares of outstanding common stock for a total of $1.0 million including expenses. Such repurchases were accounted for at cost and reflected as treasury stock in the accompanying balance sheet. The program was discontinued in April 2009 and no shares of outstanding common stock were repurchased during the three and nine months ended March 26, 2010

6. SHARE-BASED COMPENSATION

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

Determining Fair Value

The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Nine Months Ended
	March 26, 2010	April 4, 2009	March 26, 2010	April 4, 2009
Option Plans Shares
Risk-free interest rate	2.3%	1.8%	2.6%	2.5%
Volatility	59.8%	63.5%	61.7%	60.2%
Weighted average expected life (in years)	5.0	5.0	5.0	5.1
Weighted average fair value	$4.89	$2.10	$2.99	$4.27

ESPP Plan shares
Risk-free interest rate	0.4%	0.7%	0.6%	1.4%
Volatility	55.0%	68.0%	58.0%	60.0%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Weighted average fair value	$3.59	$1.66	$2.55	$2.91

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The computation of expected life is based on an analysis of the relevant industry sector post-vest termination rates and exercise factors. In the three and nine months ended March 26, 2010, expected volatility is based on the implied and historical volatility for the Company. In the three and nine months ended April 4, 2009, expected volatility is based on a combination of the implied and historical volatility for both the company and its peer group. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s share-based awards do not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities. The expected term of the options represent the estimated period of time until exercise and is based on our historical experience adjusted for the exercise patterns of a group of similar entities in our industry, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The expected term for the ESPP is based on the term of the purchase period. The Company has not paid and does not expect to pay dividends. As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. In accordance with ASC 718-10, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Share-Based Compensation Expense

Total share-based compensation expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2010	April 4, 2009	March 26, 2010	April 4, 2009
Cost of revenue	$155	$117	$565	$567
Research and development	169	294	554	750
Sales and marketing	143	369	264	610
General and administrative	694	904	2,307	2,084

Continuing operations	1,161	1,684	3,690	4,011
Discontinued operations	—	(58)	(106)	(13)

Total share-based compensation expense	$1,161	$1,626	$3,584	$3,998

Stock Options and Restricted Stock Awards Activity

Summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
Balance at June 26, 2009	2,886,160	$11.98
Options granted	1,521,500	5.59
Options exercised	(145,749)	5.90
Options cancelled	(471,460)	9.68

Balance at March 26, 2010	3,790,451	$9.94	7.8	$8,827,713

Vested and expected to vest at March 26, 2010	3,297,024	$10.38	7.7	$6,817,289

Exercisable at March 26, 2010	1,732,152	$12.41	6.7	$1,602,140

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Performance-based option grant

On August 11, 2009, the Company’s CEO was granted a non-qualified stock option, with performance-based metrics, to purchase 40,000 shares of the Company’s common stock. The stock option, which has a grant date fair value of approximately $0.1 million, was valued using the Black-Scholes option-pricing model. The stock option has an exercise price of $5.34 per share, a contractual term of ten years and a maximum of 10,000 shares vesting per annum depending on the attainment of performance-based metrics. Compensation expense for this award is recognized when it is determined that it is probable that the performance metrics will be achieved. Compensation expense related to this award was immaterial in the three and nine months ended March 26, 2010.

The total intrinsic value of options exercised in the nine months ended March 26, 2010 and April 4, 2009 was $0.5 million and $0.1 million, respectively.

As of March 26, 2010, there was $3.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

Summary of restricted stock awards (“RSA”) activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 26, 2009	100,940	$14.69
Released	(40,782)	14.95

Balance at March 26, 2010	60,158	$14.52

As of March 26, 2010, there was $0.9 million of total unrecognized compensation cost related to RSA, which is expected to be recognized over a weighted average period of 1.0 years.

Summary of restricted stock units (“RSU”) activity is as follows:

Number of Shares
Balance at June 26, 2009	702,650
Awarded	—
Released	(210,447)
Forfeited	(92,058)

Balance at March 26, 2010	400,145

Vested and expected to vest at March 26, 2010	333,511

As of March 26, 2010, there was $3.3 million of total unrecognized compensation cost related to RSU, which is expected to be recognized over a weighted average period of 1.8 years.

During the nine months ended March 26, 2010 and April 4, 2009, 91,737 and 134,601 of shares of common stock were delivered to the Company in payment of $0.6 million and $0.9 million of withholding tax obligations arising from the release of RSA and RSU. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date.

At March 26, 2010, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP Plan not yet recognized was approximately $0.8 million. This cost will be amortized on a straight-line basis over approximately 2 years. The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP Plan during the nine months ended March 26, 2010 and April 4, 2009:

	March 26, 2010	April 4, 2009
Shares issued	238,889	176,993

Weighted-average purchase price per share	$3.78	$5.59

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7. RESTRUCTURING ACTIVITY

In the nine months ended March 26, 2010, management approved restructuring actions to reduce the Company’s European and U.S workforce and vacate certain facilities in Europe. The expense for the nine months ended March 26, 2010 related to these actions was $3.3 million for severance and $0.3 million for vacating facilities.

During the nine months ended March 26, 2010, the Company made $4.2 million in payments related to all restructuring actions, including $3.8 million for severance and $0.4 million for vacated facilities, primarily rent. The restructuring liability balance of $1.1 million outstanding as of March 26, 2010 includes $0.9 million recorded in other current liabilities and $0.2 million recorded in other non-current liabilities in the Company’s unaudited condensed consolidated balance sheets.

Activity in the restructuring reserve is as follows (in thousands):

	Employee Terminations	Facilities Exit Costs	Total
Balance at June 26, 2009	$1,496	$199	$1,695
Costs incurred	339	164	503
Cash payments	(1,414)	(189)	(1,603)

Balance at September 25, 2009	$421	$174	$595

Costs incurred	1,612	103	1,715
Cash payments	(1,223)	(112)	(1,335)

Balance at December 25, 2009	$810	$165	$975

Costs incurred	1,378	64	1,442
Cash payments	(1,205)	(67)	(1,272)

Balance at March 26, 2010	$983	$162	$1,145

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

8. EARNINGS PER SHARE

Basic and diluted net loss per share is presented in accordance with ASC 260-10, Earnings per Share. Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. For the three and nine months ended March 26, 2010 and April 4, 2009, potentially dilutive shares, which include outstanding common stock options and restricted stock units, were not included in the computation of diluted net loss per common share as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same for each period presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	March 26, 2010	April 4, 2009	March 26, 2010	April 4, 2009
Numerators:
Loss from continuing operations	$(20,262)	$(13,594)	$(61,192)	$(36,731)
Income (loss) from discontinued operations, net of tax	82	197	346	(2,198)

Net loss	$(20,180)	$(13,397)	$(60,846)	$(38,929)

Denominator:
Shares used in computing basic and diluted net loss per share	30,097	29,787	30,041	29,748

Net loss per share, basic and diluted:
Continuing operations	$(0.67)	$(0.46)	$(2.04)	$(1.24)
Discontinued operations	—	0.01	0.01	(0.07)

Basic and diluted net loss per share	$(0.67)	$(0.45)	$(2.03)	$(1.31)

The following table sets forth potential shares of common stock, which are excluded from the calculation of diluted net loss per share, as the result would be anti-dilutive (in thousands):

	At period end
	March 26, 2010	April 4, 2009
Potentially dilutive securities	4,190	3,156

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

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The cost of the German plan for the three and nine months ended March 26, 2010 is comprised of the following (in thousands):

	Three Months Ended	Nine Months Ended
	March 26, 2010	March 26, 2010
Service cost	$32	$98
Interest expense	141	433
Expected return on plan assets	(24)	(75)

Net periodic pension cost	$149	$456

The cash surrender value of the life insurance policy that has been earmarked by the Company to partly cover the under-funded status of the German plan of $7.9 million, as of March 26, 2010, is included in other assets in the unaudited condensed consolidated balance sheets. The projected benefit obligation of $7.2 million, as of March 26, 2010, is included in accrued compensation and other non-current liabilities in the unaudited condensed consolidated balance sheets.

Defined Contribution Plan

Effective September 1, 2003, the Company established a 401(k) retirement plan covering substantially all U.S. employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. The Company can make annual contributions to the plan at the discretion of the Board of Directors. There was no contribution for the nine months ended March 26, 2010. The Company contributed $0.1 million for the nine months ended April 4, 2009.

10. INCOME TAXES

The Company recorded a tax expense of $0.6 million and tax benefit of $3.9 million for the three and nine months ended March 26, 2010. The tax expense was computed based on the Company’s projected financial results for the fiscal year ending June 25, 2010. Additionally, the income tax expense includes a discrete tax benefit of $4.9 million resulting from the November 6, 2009 enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the Act). The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to three to five years from two years. Additional amounts recorded include a discrete tax benefit of $0.3 million related to a research and development credit claim for fiscal 2006, net of unrecognized tax benefits, and tax expense of $0.6 million for unrecognized tax benefits and related interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 26, 2010 primarily due to the tax benefit attributable to the utilization of tax attributes in the prior years and operating losses generated during the period from which the Company does not benefit.

The Company recorded a tax expense of $0.1 million and a tax benefit of $1.1 million for the three and nine months ended April 4, 2009, respectively. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three and nine months ended April 4, 2009 primarily due to decreases in the valuation allowances for deferred tax assets related to the net operating loss carry back to fiscal 2006.

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

The Company had approximately $9.3 million of gross unrecognized tax benefit as of March 26, 2010, primarily due to the recognition of tax benefits as a result of Legacy SGI’s tax contingency recorded in the acquisition, of which $8.8 million, when recognized, will impact the effective tax rate. During the nine months ended March 26, 2010, the Company recorded a net increase of $2.8 million in taxes, accrued interest, penalties and foreign currency associated with unrecognized tax benefits.

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

In accordance with ASC 420-20, the abandonment of the Rapidscale product line qualifies as a discontinued operation. Accordingly, the results of operations of the Rapidscale product line were reclassified and included in “discontinued operations, net of tax”, within the unaudited condensed consolidated statements of operations for the three months and nine months ended March 26, 2010 and the three and nine months April 4, 2009, respectively.

The following summarizes the results of discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2010	April 4, 2009	March 26, 2010	April 4, 2009
Revenue	$85	$174	$290	$544
Cost of revenue	9	70	60	141

Gross profit	76	104	230	403

Operating expenses:
Research and development	—	4	(105)	1,707
Sales and marketing	—	—	(14)	—
General and administrative	(6)	15	9	130
Impairment of long-lived assets	—	—	—	663

Total operating expenses	(6)	19	(110)	2,500

Income (loss) from discontinued operations	82	85	340	(2,097)
Other income (expense), net	—	112	6	(115)

Income (loss) from discontinued operations before taxes	82	197	346	(2,212)
Income tax provision (benefit)	—	—	—	(14)

Net income (loss) from discontinued operations	$82	$197	$346	$(2,198)

12. SEGMENT INFORMATION

As a result of the acquisition of the Legacy SGI assets, the Company reassessed its segment reporting based on the operating and reporting structure of the combined company, in accordance with the provisions of ASC 280-10, Segment Reporting (“ASC 280-10”). Historically, the Company concluded that it operated in a single operating segment. In connection with the acquisition of Legacy SGI, the Company changed its operating and reporting structure to operate in two operating segments, products and services. Commencing with the quarter ended September 25, 2009, the Company has reflected segment information on the new basis. The three and nine month periods ended April 4, 2009 have not been restated to reflect the new operating segments as service revenue was immaterial in those periods.

The Company’s operating segments are determined after assessment of factors such as quantitative thresholds of business components to be included into reportable segments, economic characteristics, and homogeneity of products, which are aligned with the process by which the chief operating decision maker (“CODM”) (our Chief Executive Officer) makes operating decisions and evaluates performance. The CODM looks at products and services metrics, which are derived on a contractual basis.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Segment Results

The following table presents revenues and gross margin for the Company’s products and services segments for the three and nine months ended March 26, 2010 (dollars in thousands):

	Three Months Ended	Nine Months Ended
	March 26, 2010	March 26, 2010
Revenue:
Products	$69,652	$189,350
Services	38,168	112,730

Total	107,820	302,080

Cost of revenue:
Products	57,576	168,564
Services	21,324	63,542

Total	78,900	232,106

Gross profit:
Products	12,076	20,786
Services	16,844	49,188

Total	$28,920	$69,974

Gross margin:
Products	17.3%	11.0%
Services	44.1%	43.6%

Total	26.8%	23.2%

Sales and cost of sales is the only discrete financial information we have available for our operating segments. For this reason, we are not able to provide other financial results or assets by operating segment (e.g. operating expenses, net income, long-lived assets, etc.).

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

Customer information

For the three and nine months ended March 26, 2010, Amazon accounted for approximately 19% and 22% of the Company’s revenues, respectively. For the three months ended April 4, 2009, Amazon and Microsoft accounted for approximately 34% and 29% of the Company’s revenues, respectively. For the nine months ended April 4, 2009, Amazon and Microsoft accounted for approximately 43% and 17% of the Company’s revenues, respectively. No other single customer accounted for more than 10% of the Company’s revenues for any period presented.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Geographic Information

Revenue from both domestic and international customers (based on the address of the customer on the invoice) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2010	April 4, 2009	March 26, 2010	April 4, 2009
Domestic revenue	$83,735	$36,376	$236,232	$125,664
International revenue	24,085	7,982	65,848	22,555

Total revenue	$107,820	$44,358	$302,080	$148,219

Approximately 92% and 90% of the Company’s property and equipment was located in the United States as of March 26, 2010 and June 26, 2009, respectively.

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

	Three Months Ended	Nine Months Ended
	March 26, 2010	March 26, 2010
Product revenue	$1,222	$7,592

Cost of product revenue	$758	$4,681

Amounts receivable from and payable to SGI Japan were $0.8 million and zero, respectively, at March 26, 2010.

14. FINANCIAL GUARANTEES

The Company has issued financial guarantees to cover inventory purchases and rent on leased facilities and equipment; to government authorities for VAT and other taxes; and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company’s financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at March 26, 2010 was $4.6 million for which the Company has $4.2 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the condensed consolidated balance sheets.

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

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year
2010 (remaining three months)	$2,053
2011	6,817
2012	5,218
2013	4,011
2014	2,064
Thereafter	456

Total	$20,619

Rent expense for the three months ended March 26, 2010 and April 4, 2009 was approximately $1.6 million and $0.6 million, respectively. Rent expense for the nine months ended March 26, 2010 and April 4, 2009 was approximately $4.9 million and $1.8 million, respectively.

Purchase Commitments

In connection with supplier agreements, the Company has agreements to purchase certain units of inventory and non-inventory items through 2010. As of March 26, 2010, these remaining non-cancelable commitments were approximately $15.5 million, of which $13.1 million will be paid in the next 12 months.

Indemnification Agreements

The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 26, 2010. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be de minimus; accordingly, no liability has been recorded with respect to such indemnifications as of March 26, 2010.

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

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. The Company is currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.7 million based on the conversion rate on March 26, 2010) plus interest and costs. On February 29, 2008, Legacy SGI filed its reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on March 26, 2010) plus interest and costs. The proceeding has commenced and the arbitration proceedings were then held on February 28,. The matter has now been posted to June 12-13, 2010. We cannot currently predict the outcome of this dispute.

On January 16, 2009, the Company and certain of its former officers were sued in the United States District Court for the Northern District of California, in a matter captioned In Re Rackable Systems, Inc. Securities Litigation, Case No. C-09-0222-CW. On April 16, 2009, the Court appointed Elroy Whittaker as Lead Plaintiff and the Law Firm of Glancy Binkow & Goldberg LLP as Lead Plaintiff’s Counsel. Lead Plaintiff filed a consolidated amended complaint (the “Amended Complaint”) on June 15, 2009. The Amended Complaint asserts claims for violations of (i) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. The allegations relate to the drops in the Company’s share price in early 2007 relating to its earnings reports for 2006 and Q4 2006. On August 13, 2009, the Company and its former officers filed a Motion to Dismiss the Amended Complaint (the “Motion to Dismiss”), which Lead Plaintiff opposed. On January 13, 2010, the Court entered an order granting the Motion to Dismiss, which dismissed the Amended Complaint with leave to amend. On February 3, 2010, Lead Plaintiff filed a second amended complaint asserting the same claims as the amended complaint. On April 2, 2010, Lead Plaintiff filed a stipulated proposed order requesting leave to file a supplemental second amended complaint, which substituted new Lead Plaintiffs into the action but otherwise did not change the allegations of the second amended complaint. On April 5, 2010, the Court granted the stipulated order and entered the supplemental second amended complaint. On April 9, 2010, the Company and its former officers filed a Motion to Dismiss the Supplemental Second Amended Complaint. The hearing on the Motion to Dismiss the Supplemental Second Amended Complaint is scheduled for June 3, 2010. The Company cannot currently predict the outcome of this dispute.

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

The Company is not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, litigation is subject to inherent uncertainties and costs and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, cash or other settlement, or an injunction prohibiting it from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the Company’s consolidated financial condition, results of operations or cash flows of the period in which the resolution occurs or on future periods.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

16. SUBSEQUENT EVENT

On August 9, 2005, the Legacy SGI German subsidiary, Silicon Graphics GmbH, filed a lawsuit with the District Court of Munich I (Landericht München I), a Regional Court in Germany, against Media Broadcast GmbH (formerly T-Systems International GmbH), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to a Legacy SGI system delivered in the spring of 2003. On April 16, 2010, the Company settled its dispute with Media Broadcast GmbH. Under the settlement agreement, Media Broadcast GmbH will pay the Company €1.9 million ($2.5 million based on conversion rate on March 26, 2010) plus value-added tax. The Company expects to receive the settlement amount from Media Broadcast GmbH in May 2010. The Company will record a benefit from this transaction in the quarter ending June 25, 2010 of approximately $2.5 million as a result of this settlement.

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

Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, the effect that the current economic and credit crises may continue to have on our business, the risk factors set forth in,” Part I, Item 2 —”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item 1A—Risk Factors,” and elsewhere in this Form 10-Q and the risks detailed from time to time in our future U.S. Securities and Exchange Commission reports. The information included in this Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ materially from the forward-looking statements included herein. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results except as required by law. Accordingly, we caution readers not to place undue reliance on such statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

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

“Silicon Graphics,” “SGI,” “Eco-Logical,” “RapidScale,” “CloudRack,” “ICE Cube,” “MobiRack,” “Rackable,” “Altix” and the “Silicon Graphics” logo are trademarks or registered trademarks of Silicon Graphics International Corp. or its subsidiaries in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

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

From developing custom chips to datacenter solutions, we differentiate by scaling for compute and data intensive workloads of our customers’ most demanding applications. We have over 1,300 employees worldwide and we sell and market our systems, technologies, software, and services to enterprises in 25 countries through our direct and indirect sales force including original equipment manufacturers, system integrators and value added resellers. In the nine months ended March 26, 2010 and April 4, 2009, international sales were approximately 22% and 15%, respectively, of our total revenue.

Significant events

Our financial results during the three and nine months ended March 26, 2010 were affected by certain significant events that should be considered in comparing the periods presented.

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

Service revenue includes hardware maintenance and installation services. Pursuant to ASC 605-10, we recognize revenue from the sale of our products prior to completion of these services, as product sales are not dependent on these services to be functional. Under ASC 605-20, revenue from hardware maintenance contracts, which are expressly priced separately from the hardware, is recognized ratably over the contract term, generally one to three years. Where software is integrated with hardware and sold as a hardware appliance we provide unspecified software updates and enhancements to the software through service contracts. As a result, we account for these arrangements in accordance with ASC 985-605 where software is determined to be more than incidental to the product. Revenue earned on software arrangements involving multiple-elements are allocated to each element based on Vendor Specific Objective Evidence (“VSOE”) of fair value. The undelivered element is generally post contract customer support (“PCS”) for which VSOE of fair value is determined based on the price charged for the PCS when sold separately. We have not established VSOE of fair value on our PCS arrangements for certain of our products and therefore revenue from these arrangements is deferred and recognized ratably over the PCS period.

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

Results of Operations

We have included the operating results associated with the acquisition of Legacy SGI assets in our consolidated financial statements only for the periods since the date of the acquisition in May 2009, which has significantly affected our revenues, results of operations and financial position. Accordingly, the results of operations for the three and nine months ended March 26, 2010 presented below are not comparable to the results for the three and nine months ended April 4, 2009.

As a result of the acquisition of Legacy SGI assets, we reassessed our segment reporting based on the operating and reporting structure of the combined company, in accordance with the provisions of ASC 280-10, Segment Reporting (“ASC 280-10”). Historically, we considered ourselves to operate in a single operating segment. In connection with the acquisition of Legacy SGI assets, we changed our operating and reporting structure to operate in two operating segments, products and services. Commencing with the quarter ended September 26, 2009, we have reflected segment information on the new basis. The three and nine month periods ended April 4, 2009 have not been restated to reflect the new operating segments as service revenue was immaterial in those periods. The following table sets forth our financial results for the three and nine months ended March 26, 2010 and April 4, 2009, as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	March 26, 2010	April 4, 2009	March 26, 2010	April 4, 2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	73.2%	93.9%	76.8%	94.8%

Gross profit	26.8%	6.1%	23.2%	5.2%

Operating expenses:
Research and development	13.7%	7.1%	12.5%	7.3%
Sales and marketing	15.5%	9.5%	16.9%	10.4%
General and administrative	12.3%	13.6%	13.3%	11.3%
Acquisition-related	0.0%	6.7%	-0.2%	2.0%
Restructuring	1.3%	0.0%	1.2%	0.0%

Total operating expenses	42.8%	36.9%	43.7%	31.0%

Loss from operations	-16.0%	-30.8%	-20.5%	-25.8%

Interest and other income (expense), net:
Interest income, net	0.1%	0.3%	0.1%	0.9%
Other expense, net	-2.4%	0.0%	-1.2%	-0.7%

Total interest and other income (expense), net	-2.3%	0.3%	-1.1%	0.2%

Loss from continuing operations before income taxes	-18.3%	-30.5%	-21.6%	-25.6%
Income tax provision (benefit)	0.5%	0.1%	-1.3%	-0.8%

Loss from continuing operations	-18.8%	-30.6%	-20.3%	-24.8%

Discontinued operations (Note 11):
Income (loss) from discontinued operations	0.1%	0.4%	0.1%	-1.5%
Income tax benefit	0.0%	0.0%	0.0%	0.0%

Income (loss) from discontinued operations, net of tax	0.1%	0.4%	0.1%	-1.5%

Net loss	-18.7%	-30.2%	-20.1%	-26.3%

Comparison of the three and nine months ended March 26, 2010 and April 4, 2009

Financial Highlights

•

Our higher revenue and gross margin in the three and nine months ended March 26, 2010 was a result of including high performance compute server and storage products which are typically sold at higher margins and the related service revenue associated with our acquisition of Legacy SGI.

•	We experienced a significant increase in our operating expenses due to including the results of operations of the Legacy SGI acquisition in the three and nine months ended March 26, 2010.

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

The following table presents revenue:

	Three Months Ended				Nine Months Ended
	March 26,	April 4,	Change		March 26,	April 4,	Change
	2010	2009	$	%	2010	2009	$	%
	(in thousands, except percentages)
Product revenue	$69,652	$44,358	$25,294	57%	$189,350	$148,219	$41,131	28%
Service revenue	38,168	—	38,168	100%	112,730	—	112,730	100%

Total revenue	$107,820	$44,358	$63,462	143%	$302,080	$148,219	$153,861	104%

Revenue increased $63.5 million or 143% to $107.8 million in the three months ended March 26, 2010 from $44.4 million in the three months ended April 4, 2009. The increase in revenue was primarily due to the addition of product revenue from high performance compute server and storage products and related service revenue associated with our acquisition of Legacy SGI, which contributed $60.6 million of revenue during the three months ended March 26, 2010. Product revenue from the sale of data center products and services of $47.2 million increased $2.9 million or 6.5% in the three months ended March 26, 2010 as compared with the prior year period.

Revenue increased $153.9 million or 104% to $302.1 million in the nine months ended March 26, 2010 from $148.2 million in the nine months ended April 4, 2009. The increase in revenue was primarily due to the addition of product revenue from high performance compute server and storage products and related service revenue associated with our acquisition of Legacy SGI, which contributed $168.8 million of revenue during the nine months ended March 26, 2010. Product revenue from the sale of data center products and services of $133.3 million decreased $14.9 million or 10.1% in the nine months ended March 26, 2010 as compared with the prior year period. The decline in data center revenue reflects the economic downturn, which we believe has impacted the timing of our customers’ buying decisions and our average sales prices. We expect average selling prices for data center products to decline over time as competitive pricing pressure increases, and our products mature in the market and are replaced with new products with increased performance and superior features.

Cost of revenue and gross profit

Cost of revenue consists of costs associated with direct material, labor, manufacturing overhead, shipment of products, inventory write downs and share-based compensation. Cost of revenue also includes personnel costs for providing maintenance and professional services. Our manufacturing overhead and professional services personnel costs are fixed or semi-variable. Additionally, changes in customer and product mix, pricing actions by our competitors and commodity prices that comprise a significant portion of cost of revenue, significantly impact gross margin from period to period.

The following table presents cost of revenue, gross profit, and gross margin:

	Three Months Ended				Nine Months Ended
	March 26, 2010	April 4, 2009	Change		March 26, 2010	April 4, 2009	Change
			$	%			$	%
	(in thousands, except percentages)
Cost of product revenue	$57,576	$41,659	$15,917	38%	$168,564	$140,492	$28,072	20%
Cost of service revenue	21,324	—	21,324	100%	63,542	—	63,542	100%

Total cost of revenue	$78,900	$41,659	$37,241	89%	$232,106	$140,492	$91,614	65%

Product gross profit	$12,076	$2,699	$9,377	347%	$20,786	$7,727	$13,059	169%
Service gross profit	16,844	—	16,844	100%	49,188	—	49,188	100%

Total gross profit	$28,920	$2,699	$26,221	972%	$69,974	$7,727	$62,247	806%

Product gross margin	17.3%	6.1%			11.0%	5.2%
Service gross margin	44.1%	N/A			43.6%	N/A
Total gross margin	26.8%	6.1%			23.2%	5.2%

The increase in our cost of revenue is primarily a result of the increase in revenue. Additionally, with the acquisition of Legacy SGI, we added facilities and personnel that contribute to an increase in our cost of revenue. Cost of revenue increased by a lower percentage than revenue due to a shift in mix towards a greater percentage of higher margin service offerings and high performance compute server and storage products associated with our acquisition of Legacy SGI.

Gross profit increased $26.2 million to $28.9 million in the three months ended March 26, 2010 from $2.7 million in the three months ended April 4, 2009. The increase in gross profit and gross margin was primarily attributable to higher margin high performance compute server and storage product revenue and related service revenue associated with our acquisition of Legacy SGI, which contributed $21.6 million of gross profit in the three months ended March 26, 2010. Gross profit from the sale of data center products and services increased $4.6 million to $7.3 million in the three months ended March 26, 2010 from $2.7 million in the three months ended April 4, 2009.

Gross profit increased $62.2 million or 806% to $70.0 million in the nine months ended March 26, 2010 from $7.7 million in the nine months ended April 4, 2009. Our increase in gross profit and gross margin was primarily attributable to higher margin high performance compute server and storage product revenue and related service revenue associated with our acquisition of Legacy SGI, which contributed $57.2 million of gross profit in the nine months ended March 26, 2010. Gross profit from the sale of data center products and services increased $5.0 million or 65% to $12.7 million in the nine months ended March 26, 2010 from $7.7 million in the nine months ended April 4, 2009.

Operating Expenses

Research and development

Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs. Research and development expense and period-over-period changes are as follows:

	Three Months Ended				Nine Months Ended
	March 26, 2010	April 4, 2009	Change		March 26, 2010	April 4, 2009	Change
			$	%			$	%
(in thousands, except percentages)
Research and development	$14,730	$3,154	$11,576	367%	$37,873	$10,779	$27,094	251%

Research and development expense increased $11.6 million or 367% to $14.7 million in the three months ended March 26, 2010 from $3.2 million in the three months ended April 4, 2009. The increase in research and development costs was primarily due to higher compensation and related expenses of $5.9 million associated with increased headcount, which resulted from our acquisition of Legacy SGI, an increase in materials and supplies of $2.7 million, higher consulting fees of $1.2 million, an increase in facilities costs of $0.9 million, and an increase in depreciation expense of $0.7 million.

Research and development expense increased $27.1 million or 251% to $37.9 million in the nine months ended March 26, 2010 from $10.8 million in the nine months ended April 4, 2009. The increase in research and development costs was primarily due to higher compensation and related expenses of $16.6 million associated with increased headcount, which resulted from our acquisition of Legacy SGI, higher consulting fees of $2.0 million, an increase in materials and supplies of $4.9 million, an increase in facilities costs of $2.3 million, an increase in depreciation expense of $2.0 million and an increase of $0.7 million of share based compensation expense. These increases were partially offset by Legacy SGI research and development reimbursement arrangements of $2.1 million with our business partners.

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

	Three Months Ended				Nine Months Ended
	March 26, 2010	April 4, 2009	Change		March 26, 2010	April 4, 2009	Change
			$	%			$	%
(in thousands, except percentages)
Sales and marketing	$16,731	$4,233	$12,498	295%	$50,924	$15,449	$35,475	230%

Sales and marketing expenses increased $12.5 million or 295% to $16.7 million in the three months ended March 26, 2010 from $4.2 million in the three months ended April 4, 2009. The increase in sales and marketing expense was primarily due to higher compensation and related expenses of $7.3 million associated with increased headcount, which resulted from our acquisition of Legacy SGI, as well as higher commission and sales bonus of $2.1million, higher travel and related expenses of $0.5 million, higher facilities costs of $2.0 million as we have facilities in more locations following the acquisition of Legacy SGI. We also recorded intangible assets amortization expense of $0.5 million in the three months ended March 26, 2010 related to intangible assets acquired as part of our acquisition of Legacy SGI.

Sales and marketing expenses increased $35.5 million or 230% to $50.9 million in the nine months ended March 26, 2010 from $15.4 million in the nine months ended April 4, 2009. The increase in sales and marketing expense was primarily due to higher compensation and related expenses of $20.2 million associated with increased headcount as well as higher commission and sales bonus of $4.8 million, which resulted from our acquisition of Legacy SGI, and higher facilities costs of $5.8 million as we have facilities in more locations following the acquisition of Legacy SGI. We also recorded intangible assets amortization expense of $3.5 million in the nine months ended March 26, 2010 related to intangible assets acquired as part of our acquisition of Legacy SGI.

We will continue to deploy our sales and support organizations to focus on key vertical markets such as federal, oil and gas, media and entertainment, financial services and geographic markets, as well as the markets presented by the Legacy SGI acquisition.

General and administrative

General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, share-based compensation, and facilities and information technology costs. General and administrative expense and period-over-period changes are as follows:

	Three Months Ended				Nine Months Ended
	March 26, 2010	April 4, 2009	Change		March 26, 2010	April 4, 2009	Change
			$	%			$	%
(in thousands, except percentages)
General and administrative	$13,270	$6,011	$7,259	121%	$40,056	$16,747	$23,309	139%

General and administrative expenses increased $7.3 million or 121% to $13.3 million in the three months ended March 26, 2010 from $6.0 million in the three months ended April 4, 2009. The increase in general and administrative expense was primarily due to higher compensation and related expenses of $4.1 million associated with increased headcount, which resulted from our acquisition of Legacy SGI, higher professional fees of $1.9 million, and higher facilities costs of $1.3 million.

General and administrative expenses increased $23.3 million or 139% to $40.1 million in the nine months ended March 26, 2010 from $16.7 million in the nine months ended April 4, 2009. The increase in general and administrative expense was primarily due to higher compensation and related expenses of $12.0 million associated with increased headcount, which resulted from our acquisition of Legacy SGI, higher professional fees of $7.5 million, and higher facilities costs of $3.6 million.

Acquisition-related

	Three Months Ended				Nine Months Ended
	March 26, 2010	April 4, 2009	Change		March 26, 2010	April 4, 2009	Change
			$	%			$	%
(in thousands, except percentages)
Acquisition-related	$—	$2,962	$(2,962)	N/A	$(557)	$2,962	$(3,519)	N/A

In the three and nine months ended March 26, 2010, we recorded a net gain of zero and $0.6 million, respectively, related to our acquisition of Legacy SGI. During the three months ended December 25, 2009, we received a $1.0 million payment from Legacy SGI related to potential liabilities of Legacy SGI, which pursuant to the Agreement were to be remitted to the Company if not paid to a third party. At the Closing Date, we assessed whether it was more likely than not that a contingent asset existed and based on all available information concluded that no asset existed. Accordingly, we have recorded the $1.0 million payment as a gain in our statement of operations in the nine month period results. This was partially offset by $0.4 million in expenses related to the acquisition of legacy SGI. The $3.0 million in acquisition related charges for the three and nine months ended April 4, 2009 relate to professional fees incurred related to the purchase of Legacy SGI.

Restructuring

	Three Months Ended				Nine Months Ended
	March 26, 2010	April 4, 2009	Change		March 26, 2010	April 4, 2009	Change
			$	%			$	%
(in thousands, except percentages)
Restructuring	$1,434	$—	$1,434	100%	$3,652	$—	$3,652	100%

In the three and nine months ended March 26, 2010, management approved restructuring actions to reduce the Company’s European and US workforces and vacate certain facilities in Europe. The expense for the three and nine months ended March 26, 2010 related to these actions was $1.4 million and $3.7 million, respectively. As a result of the restructuring actions undertaken, the Company anticipates cash outflows of $1.1 million, primarily during the next twelve months.

Total interest and other income, net

Interest and other income, net was a net expense of $2.5 million and $3.1 million in the three and nine months ended March 26, 2010, respectively, primarily due to foreign exchange losses attributable to the strengthening of the U.S. dollar.

Interest and other income, net was $0.1 million in the three months ended April 4, 2009, primarily due to foreign exchange losses, partially offset by interest income earned on our investment portfolio. Interest and other income, net was $0.4 million in the nine months ended April 4, 2009, primarily due to interest income, partially offset by foreign exchange losses.

Provision for income taxes

We recorded a net tax expense of $0.6 million and a net tax benefit of $3.9 million for the three and nine months ended March 26, 2010. Tax expense was computed based on our projected financial results for the fiscal year ending June 25, 2010. Additionally, the net income tax benefit includes a discrete tax benefit of $4.9 million resulting from the November 6, 2009 enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the Act). The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to three to five years from two years. Additional amounts recorded include a discrete tax benefit of $0.3 million related to a research and development credit claim for fiscal 2006, net of unrecognized tax benefits, and tax expense of $0.6 million for unrecognized tax benefits and related interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 26, 2010 primarily due to the tax benefit attributable to the utilization of tax attributes in the prior years and operating losses generated during the period from which we do not benefit.

We recorded a tax provision of $0.1 million and $1.1 million for the three and nine months ended April 4, 2009, respectively. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three and nine months ended April 4, 2009 primarily due to decreases in the valuation allowances for deferred tax assets related to the net operating loss carry back to fiscal 2006.

As of March 26, 2010, we have provided a full valuation allowance against net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management’s assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

Income (Loss) from discontinued operations

During fiscal 2008, we classified our Rapidscale product line as a discontinued operation as a result of discontinuing this product line. Our decision was a result of a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms.

We do not believe this discontinued operation will have a significant negative impact on our future results of operations. The revenue contribution from this product line was not significant for the three and nine months ended March 26, 2010. The revenue contribution from this product line was $0.2 million and $0.5 million for the three and nine months ended April 4, 2009.

Liquidity and Capital Resources

Liquidity

We had $143.2 million of cash and cash equivalents at March 26, 2010 as compared to $128.7 million in cash and cash equivalents at June 26, 2009. Historically, we have required capital principally to fund our working capital needs and, during the three months ended June 26, 2009, we used $42.5 million of cash to acquire substantially all of the assets and certain liabilities of Legacy SGI. At March 26, 2010, we had short-term and long-term restricted cash and cash equivalents of $4.2 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services. At March 26, 2010, we held $7.4 million of long-term investments consisting of auction rate securities (“ARS”). The majority of these securities are collateralized by guaranteed student loans and insured or reinsured by the Department of Education. The credit markets continue to experience significant uncertainty, and some of this uncertainty has impacted the markets where our auction rate securities would be offered. For additional information related to our investments in ARS investments see Note 4 to our unaudited condensed consolidated financial statements in this Form 10-Q.

The adequacy of these resources to meet our liquidity needs beyond the next 12 months will depend on our growth, operating results and capital expenditures required to meet our business needs. If we fail to generate cash from operations, or generate additional cash from our operations on a timely basis, we may not have the cash resources required to run our business and we may need to seek additional sources of funds to meet our needs. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources. At March 26, 2010, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.

The following is a summary of cash activity (in thousands):

	Nine Months Ended
	March 26, 2010	April 4, 2009
Condensed consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$21,365	$(20,438)
Net cash (used in) provided by investing activities	(7,827)	4,397
Net cash provided by (used in) financing activities	996	(956)
Effect of exchange rate changes on cash and cash equivalents	—	65

Net increase (decrease) in cash and cash equivalents	14,534	(16,932)
Cash and cash equivalents - beginning of period	128,714	190,778

Cash and cash equivalents - end of period	$143,248	$173,846

Operating Activities

Cash provided by operating activities of $21.4 million for the nine months ended March 26, 2010 reflected cash provided by changes in working capital of $64.2 million, offset by our net loss of $60.8 million, net of adjustments for non-cash expenses. The primary working capital sources of cash were an increase in deferred revenue and a decrease in inventories. The primary working capital uses of cash were increases in deferred cost of revenue and accounts receivable and a decrease in accounts payable. Non-cash expenses consisted primarily of depreciation and amortization of $13.7 million and share-based compensation of $3.6 million.

Deferred revenue increased $124.7 million, primarily due to the timing of revenue recognition on sales transactions associated with sales accounted for under ASC 985-605. Inventory decreased $42.0 million. These sources of cash were offset by an increase in deferred cost of revenue of $72.6 million related to the increase in deferred revenue. Additionally, accounts receivable increased $17.5 million, reflecting an increase in shipments and the timing of sales. Accounts payable decreased $12.9 million, primarily due to the timing of payments.

Cash used in operating activities of $20.4 million for the nine months ended April 4, 2009, reflected our net loss of $38.9 million, offset by adjustments for non-cash expenses consisting primarily of depreciation and amortization of $2.9 million and share-based compensation of $4.0 million. Cash used for working capital was approximately $10.3 million, which resulted primarily from a decrease in accounts payable and an increase in deferred cost of revenue, partially offset by a decrease in accounts receivable and an increase in deferred revenue.

Investing Activities

Cash used in investing activities was $7.8 million in the nine months ended March 26, 2010, primarily due to the purchases of property and equipment of $5.3 million and the acquisition of Copan Systems, Inc. of $2.0 million.

Cash provided by investing activities was $4.4 million in the nine months ended April 4, 2009, primarily due to the sales and maturities of short-term investments of $6.8 million, partially offset by purchases of property and equipment of $1.3 million and escrow payment for the acquisition of Legacy SGI of $1.0 million.

Financing Activities

Cash provided by financing activities was $1.0 million in the nine months ended March 26, 2010, primarily due to proceeds from the sale of stock under the employee stock purchase plan and stock options of $1.8 million, partially offset by the restricted stock retired to cover taxes of $0.8 million.

Cash used in financing activities was $1.0 million in the nine months ended April 4, 2009, primarily due to restricted stock retired to cover taxes of $1.0 million and purchase of treasury stock of $1.0 million, partially offset by proceeds from the sale of stock under the employee stock purchase plan of $1.0 million.

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

Contractual Obligations and Contingent Liabilities and Commitments

Off-Balance Sheet Arrangements

At March 26, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes to the contractual obligations during the three and nine months ended March 26, 2010, outside of the ordinary course of business, from those disclosed in our quarterly report on Form 10-Q for the period ended December 25, 2009.

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

Investment Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents, and investments in a variety of high credit quality, readily liquid securities which may include U.S. treasuries and government agencies, corporate debt, money market funds and commercial paper. Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of March 26, 2010, our cash and cash equivalents of $143.2 million consisted primarily of cash, money market funds, and U.S. Treasury notes. Due to the short term nature of our investment portfolio, we believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.

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

At March 26, 2010, we held auction rate securities (“ARS”) with a fair value of $7.4 million and amortized cost of $8.8 million as compared to $7.4 million and amortized cost of $9.1 million at June 26, 2009. ARS are securities that are structured with short-term interest rate reset dates of generally less than 90 days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to 35 days, investors can sell or continue to hold the securities at par subject to a successful interest rate reset. In the first and second quarters of calendar year 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. Our ARS consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the Department of Education. Based on our discounted cash flow model, we have recorded a temporary impairment within accumulated other comprehensive loss of approximately $1.4 million at March 26, 2010 related to the $8.8 million cost of these auction rate securities. We currently intend and have the ability to hold these securities until the value of such securities recovers. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, we have classified all of these auction rate securities as long-term investments in our unaudited condensed consolidated balance sheets, as our ability to liquidate such securities in the next 12 months is uncertain.

Foreign Exchange Risk

Prior to the May 8, 2009 acquisition of Legacy SGI, we did not make material sales or have material purchase obligations outside of the United States. As of March 26, 2010 and June 26, 2009, foreign currency cash accounts totaled $23.7 million and $18.0 million, respectively (primarily in Euros, British pound and Canadian dollars.).

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

At March 26, 2010, we had no foreign currency forward contracts or option contracts.

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

For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $2.4 million change in the value of our financial instruments.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures that are designed to ensure that the information included in reports we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is processed and reported within the appropriate time periods. As discussed in more detail below, our management, including our chief executive officer and chief financial officer, has concluded that these disclosure controls and procedures were ineffective as of March 26, 2010 due to a material weakness that we identified in our internal control over financial reporting, specifically related to inventory valuation.

As reported in our Annual Report on Form 10-K for our fiscal year ended January 3, 2009, our management identified a material weakness in internal control over financial reporting as of January 3, 2009 related to inventory valuation which is discussed below:

Inventory Valuation

During the year ended January 3, 2009, the Company did not perform certain of its designed controls over the period-end accounting process related to inventory valuation with sufficient precision, as evidenced by misstatements that were detected after management had completed its financial closing and reporting process related to the quarterly financial statements. Although the misstatements were not deemed to be individually material, their occurrence is indicative that the controls related to the inventory accounting process were not operating in an effective manner. Because the Company’s controls over the inventory accounting process had not operated consistently for a sufficient period of time, management could not conclude as to the effectiveness of the related controls. Therefore, as of January 3, 2009 and continuing as of March 26, 2010, management has concluded that these internal control deficiencies constitute a material weakness in our internal control over financial reporting because there is a reasonable possibility that a material misstatement of the financial statements would not have been prevented or detected on a timely basis.

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

We are involved in various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, and other matters. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with the Financial Accounting Standards Board’s, Accounting Standards Codification, ASC 450-10, Contingencies, (“ASC 450-10” ), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Please refer to the section titled “Legal Proceedings” in our Annual Report on Form 10-K for the year ended January 3, 2009, as updated by our subsequent Quarterly Reports on Form 10-Q, which the information provided below updates and supplements.

On August 9, 2005, our German subsidiary, Silicon Graphics GmbH, which we acquired as part of our acquisition of Legacy SGI assets, filed a lawsuit with the District Court of Munich I (Landgericht München I), a Regional Court in Germany, against Media Broadcast GmbH (formerly T-Systems International GmbH), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to a Legacy SGI system delivered in the spring of 2003. We sought full payment for the system in an amount equal to €4.6 million ($6.1 million based on the conversion rate on March 26, 2010). On September 21, 2005, Media Broadcast filed a counterclaim contesting our claim and alleging damages of €9.1 million ($12.1 million based on the conversion rate on March 26, 2010) plus interest since April 2004, which exceeds our contractual limit of liability of €2.0 million ($2.7 million based on the conversion rate on March, 26, 2010). On December 12, 2005, we responded to Media Broadcast’s counterclaim and filed a motion seeking an additional €3.8 million ($5.1 million based on the conversion rate on March 26, 2010) mainly for lost profit relating to maintenance services. On April 16, 2010, the parties have agreed to a final and unconditional settlement of the matter during a court directed settlement hearing whereby Media Broadcast will pay us €1.9 million ($2.5 million based on the conversion rate on March 26, 2010) plus value-added tax.

On May 1, 2007, SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with our hardware and software in relation to the establishment of a facility in Hyderabad. We assumed this claim in connection with our acquisition of Legacy SGI assets, and are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.7 million based on the conversion rate on March 26, 2010) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on March 26, 2010) plus interest and costs. The proceeding has commenced and the arbitration proceedings were then held on February 28, 2010. The matter has now been posted to June 12-13, 2010 for cross -examination of SGI’s witnesses. We cannot currently predict the outcome of this dispute.

On January 16, 2009, the Company and certain of its former officers were sued in the United States District Court for the Northern District of California, in a matter captioned In Re Rackable Systems, Inc. Securities Litigation, Case No. C-09-0222-CW. On April 16, 2009, the Court appointed Elroy Whittaker as Lead Plaintiff and the Law Firm of Glancy Binkow & Goldberg LLP as Lead Plaintiff’s Counsel. Lead Plaintiff filed a consolidated amended complaint (the “Amended Complaint”) on June 15, 2009. The Amended Complaint asserts claims for violations of (i) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. The allegations relate to the drops in the Company’s share price in early 2007 relating to its earnings reports for 2006 and Q4 2006. On August 13, 2009, the Company and its former officers filed a Motion to Dismiss the Amended Complaint (the “Motion to Dismiss”), which Lead Plaintiff opposed. On January 13, 2010, the Court entered an order granting the Motion to Dismiss, which dismissed the Amended Complaint with leave to amend. On February 3, 2010, Lead Plaintiff filed a second amended complaint asserting the same claims as the amended complaint. On April 2, 2010, Lead Plaintiff filed a stipulated proposed order requesting leave to file a supplemental second amended complaint, which substituted new Lead Plaintiffs into the action but otherwise did not change the allegations of the second amended complaint. On April 5, 2010, the Court granted the stipulated order and entered the supplemental second amended complaint. On April 9, 2010, the Company and its former officers filed a Motion to Dismiss the Supplemental Second Amended Complaint. The hearing on the Motion to Dismiss the Supplemental Second Amended Complaint is scheduled for June 3, 2010. We cannot currently predict the outcome of this dispute.

On December 3, 2009, the Company initiated an arbitration proceeding captioned Silicon Graphics Intl. Corp., f/k/a Rackable Systems, Inc. v. Thomas Weisel Partners Group, Inc., et al. , FINRA Arb. No. 09-06849, against its former investment advisor Thomas Weisel Partners LLC (“TWP”), as well as TWP’s parent company Thomas Wiesel Partners Group, Inc., to remedy TWP’s alleged mismanagement and wrongful advice pertaining to Rackable Systems’ investments in allegedly unsuitable and illiquid investments called “auction rate securities” (“ARS”). Due to market conditions, the ARS at issue are still held by the Company, as described elsewhere herein. The Company filed its arbitration claim with the Financial Industry Regulatory Authority (“FINRA”), and asserts various causes of action including breach of fiduciary duty, unsuitability, and breach of contract. The Company seeks remedies including rescission; restitution; disgorgement; and compensatory, consequential, and punitive damages, and requests a damages award in excess of $9 million, exclusive of punitive damages and other potential relief. TWP filed its Answer on February 4, 2010, the parties have commenced the discovery process, and an initial Pre-hearing Conference currently is set for May 10, 2010. No date has yet been set for an arbitration hearing on the merits of the case. We cannot currently predict the outcome of this dispute.

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

Risks Related To Our Business and Industry

If we cannot successfully integrate the Legacy SGI businesses or realize any benefits from the acquisition, our business will be harmed.*

Achieving the benefits of our acquisition of substantially all of Legacy SGI’s assets excluding certain assets unrelated to the ongoing business will depend in part on the successful integration in a timely and efficient manner of the Legacy SGI technical and business operations that we acquired and the former employees of Legacy SGI and its subsidiaries that are now employed by us or our subsidiaries. As a result of the acquisition, the number of personnel employed by us and our subsidiaries has increased from approximately 234 to over 1,300 as of March 26, 2010 and the number of countries in which we conduct operations has increased from three to 25.

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

We cannot provide assurance that we will receive any benefits of these acquisitions, or that any of the difficulties described above will not adversely affect us. The integration process may be difficult and unpredictable because of possible conflicts and differing opinions on business and technical matters. If we cannot successfully integrate the technical and business operations and personnel that we acquired from Legacy SGI, we may not realize the expected benefits of the acquisitions.

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

We invoice substantially all of our international revenue in foreign currencies and substantially all our operating expenses incurred in our foreign subsidiaries are denominated in foreign currencies. For the three and nine months ended March 26, 2010, our international revenue was $24.1 million and $65.8 million, respectively, and as of March 26, 2010, the balance in our foreign currency cash accounts is $23.7 million. At March 26, 2010, we had no foreign currency forward contracts or option contracts. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.

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

Following our acquisition of the Legacy SGI assets, we rely on sales to U.S. government entities. We have limited experience dealing with the U.S. government as a customer, and a loss of contracts, a failure to obtain new contracts or a reduction of sales under existing contracts with the U.S. government could adversely affect our operating performance.*

Following our acquisition of substantially all of the Legacy SGI’s assets, we expect to derive a significant portion of our revenue directly from U.S. government entities and research institutions funded by the U.S. government. In addition, many of our scientific and research customers depend on U.S. government funding for their information technology budgets. As a result, a significant portion of our revenue depends on sales to or funded by the U.S. government. Sales to or funded by the government present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending patterns. Our government business is also highly sensitive to changes in the U.S. government’s national and international priorities and budgeting. Changes in the continuing war on terrorism may affect funding for our programs or result in changes in government programs or spending priorities that may harm our business. In addition, the U.S. government can typically terminate or modify its contracts with us at any time for its convenience. Our U.S. government business is also subject to specific procurement regulations and a variety of other requirements. Failure to comply with these or other applicable regulations and requirements could lead to suspension or debarment from government contracting or subcontracting for a period of time. Any disruption or limitation in our ability to do business with the U.S. government or entities funded by the U.S. government would materially and adversely affect our revenue and operating results.

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

Our quarterly operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. We expect that our revenue, gross margin, and earnings per share will fluctuate on a quarterly basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our quarterly operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	increased competition causing us to sell our products or services at decreasing margins;

•	location and timing requirements for the delivery of our products and services;

•	addition of new customers or loss of existing customers, especially involving our largest customers;

•	gross margin obtained on the sales of products and services, especially to our largest customers;

•	write-off of excess and obsolete inventory;

•	impairment and shortening of the useful life of components from our suppliers;

•	unexpected changes in the price for, and the availability of, components from our suppliers;

•	our ability to enhance our products with new and better designs and functionality;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	actions taken by our competitors, such as new product announcements or introductions or changes in pricing;

•	revenue and gross margin disparity among our lines of server product and storage product lines;

•	market acceptance of our newer products, such as ICE Cube and CloudRack, or our future products, such as Altix UV;

•	technology regulatory compliance, certification and intellectual property issues associated with our products;

•	the payment of unexpected legal fees and potential damages or settlements resulting from protecting or defending our intellectual property or other matters;

•	the payment of significant damages or settlements resulting from faulty or malfunctioning products or the provision of services unsatisfactory to our customers;

•	the market down turn and delay in orders of our products;

•	the departure and acquisition of key management and other personnel; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

We have been substantially dependent on a concentrated number of customers, including Internet companies that purchase in large quantities. If we are unable to maintain or replace our relationships with concentrated customers and/or diversify our customer base, our revenue may fluctuate and our growth may be limited.

Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from this type of customer. For example, our revenue has largely been generated in connection with these customers’ decisions to deploy large-scale server and storage farms and their capacity requirements may become fulfilled. In 2007, our three largest customers accounted for 64% of our revenue. In 2008, our three largest customers accounted for 56% of our revenue. During the three and nine months ended March 26, 2010, our largest customer accounted for 19% and 22% of our revenue, respectively. Moreover, the proportion of our revenue derived from a limited number of customers may be even higher in future quarters. If we cannot maintain or replace the customers that purchase large amounts of our products, or if they do not purchase products at the levels or at the times that we anticipate, our ability to maintain or grow our revenue will be adversely affected. To maintain our relationships with our largest customers, and to continue to win their business, we may from time to time sell products to them at less than optimal gross margins. For example, in the second quarter of 2008 our gross margin was negatively impacted by an order shipped in the quarter to a significant customer priced at unfavorable gross margins with the intent of preserving an existing and significant customer relationship. In addition, customer concentration may expose us to credit risk, as a large portion of our accounts receivable may be from a small number of customers. For example, as of January 3, 2009, 77% of our accounts receivable were owed to us from our three largest customers. As of March 26, 2010, 13% of our accounts receivable was owed to us from our largest customer.

In the three months and nine months ended March 2008 and 2009, a substantial majority of our revenue was generated from companies that compete in the Internet market. A significant part of our growth has been due to the fact that these companies are doing well and, in many cases, expanding and, as a result, have been purchasing large quantities of products from us. If economic factors change for these Internet companies, as they have before, our ability to maintain or grow our revenue will be adversely affected. The current economic downturn, volatile business environment and continued unpredictable and unstable market conditions adversely impact the internet sector and our key customers, negatively affecting our business and outlook.

We face intense competition from the leading enterprise computing companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth or profitability.

The markets for compute server products and storage products are highly competitive. In addition to intensely competitive smaller companies, we face challenges from some of the most established companies in the computer industry, such as Dell Inc., Hewlett-Packard Company (“HP”), International Business Machines Corporation and Oracle Corporation in the computer server market. In the storage market, we compete primarily with EMC Corporation, HP, Hitachi Data Systems, Inc, and NetApp, Inc. These larger competitors have at least the following advantages over us:

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

For example, in connection with our acquisition of Terrascale Technologies, Inc., we expended a great deal of effort and resources, but were unable to generate revenue, increase gross profit or contribute positive cash flow into our business, sufficient to realize our investment, causing us to exit this product line. This resulted in an impairment charge of $17.5 million during the year ended January 3, 2009. We have shown the results of this product line as discontinued operation in our unaudited condensed consolidated financial statements.

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

To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to continue to hire qualified sales personnel, both in the United States and abroad, if we are to achieve our business objectives. The competition for qualified sales personnel in our industry is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past it has taken us up to six months to hire a qualified sales executive and it may take a newly-hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencements of the search to productivity, in excess of one year. In addition, if we are unable to retain our existing sales personnel, or if our sales personal are ineffective, our ability to maintain or grow our current level of revenue will be adversely affected. In addition, a large percentage of our revenue has been historically generated from a small number of customers. If we are unable to retain the sales personnel who are responsible for those customer accounts, our business could be negatively impacted.

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

Our future success depends in large part upon the continued service and enhancement of our executive management team and other key employees, including, for example, Mark Barrenechea, who joined our company as our chief executive officer, at the end of April 2007. Changes in management can be disruptive within a company, which could negatively affect our operations, our culture and our strategic direction. Our employees may terminate their employment with us at any time. Our U.S. employees are “at will,” while outside of the U.S., notice or severance may be required if we wish to terminate an employee. The failure of our management team to seamlessly manage employee transitions, or the loss of services of any of these executives or of one or more other members of our executive management or sales team or other key employees could seriously harm our business. Competition for qualified executives is intense, particularly in Silicon Valley, and if we are unable to continue expanding our management team, or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited or negatively impacted. In addition, in January 2009 we reduced our workforce by approximately 15% as part of our efforts to reduce costs and improve the efficiency and profitability of our business. Also, we commenced the transition of a significant number of new employees in connection with our acquisition of Legacy SGI assets in May 2009. These reductions and transitions in our workforce may impair our ability to recruit and retain qualified employees. If we need to rehire terminated individuals or hire individuals with similar skills, we may be unable to do so.

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

Our long-term investments as of March 26, 2010 are comprised of various ARS. ARS are variable-rate debt securities that have a long-term maturity. The interest rate on ARS resets through Dutch auctions that are held at pre-determined intervals, usually every 28 days, providing liquidity by allowing investors to roll over their holdings or obtain immediate liquidity by selling. Recent uncertainty in the credit market has negatively affected these auctions as they have not had sufficient bidders to allow investors to complete a sale. In February 2008, auctions of ARS that we continue to hold failed. Due to the uncertainty of liquidity, we have classified these investments as long-term and have included them in long-term investments. As of March 26, 2010 we have recorded an unrealized loss of $1.4 million on these investments in other comprehensive loss, reducing their value to $7.4 million. In the future, failed auctions may affect our ability to liquidate these ARS until a future auction is successful, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. In addition, failed auctions may affect the fair value of our ARS and may result in an impairment charge.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In particular, we acquired substantially all the assets of Legacy SGI and are in the process of integrating and harmonizing Legacy SGI financial reporting and information technology systems, including internal control over financial reporting, with our own. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to meet the requirements needed to prevent additional material weaknesses. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Select Market.

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

Risk Related to Owning Our Stock

Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.*

Our stock has been publicly traded for a relatively short period of time, having first begun trading in June 2005. During that time our stock price has fluctuated significantly, from a high of approximately $56.00 per share to a low of approximately $3.43 per share. At times the stock price has changed very quickly. For example, most recently, our stock has dropped from a high of more than $9.89 per share in September 2008 to a low of approximately $3.43 per share in March 2009. During the three months ended March 26, 2010, our stock price has fluctuated from a high of approximately $12.62 to a low of approximately $7.01. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control including:

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

ITEM 6.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Ex. No.	File No.	Filing Date	Filed Herewith

2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant	S-1	2.1	333-122576	2/4/2005

2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto	8-K	2.1	000-51333	8/30/2006

2.3	Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009

2.4	Amendment to Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc., dated as of April 30, 2009.	8-K	2.1	000-51333	5/5/2009

2.5	Secured Creditor Asset Purchase Agreement dated as of February 23, 2010, by and between Silicon Valley Bank and Silicon Graphics International Corp.	8-K	2.5	000-51333	3/1/2010

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	000-51333	8/12/2005

3.2	Amended and Restated Bylaws	8-K	3.2	000-51333	3/7/2008

3.3	Certificate of Ownership and Merger	8-K	3.3	000-51333	5/21/2009

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Form of Specimen Stock Certificate	8-K	4.2	000-51333	5/21/2009

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)					X

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS INTERNATIONAL CORP.

By:	/s/ JAMES D. WHEAT
Chief Financial Officer (Duly authorized and principal financial officer)

Dated: May 5, 2010