Form 10-Q
period 2010-09-24
Silicon Graphics International Corp
filed 2010-11-03
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2010
Or
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
(510) 933-8300
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of October 27, 2010, there were 30,564,488 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited).

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 24, 2010	September 25, 2009

Revenue
Product	$62,357	$—
Service	33,719	—
Combined product and service	16,818	100,123
Total revenue (Note 3):	112,894	100,123
Cost of revenue
Product	49,182	—
Service	19,179	—
Combined product and service	13,536	77,755
Total cost of revenue	81,897	77,755
Gross profit	30,997	22,368
Operating expenses:
Research and development	13,753	11,345
Sales and marketing	14,938	14,767
General and administrative	12,754	13,811
Restructuring	635	503
Acquisition-related	—	411
Total operating expenses	42,080	40,837
Loss from operations	(11,083)	(18,469)
Total other income:
Interest income, net	130	124
Other income, net	415	605
Total other income	545	729
Loss from continuing operations before income taxes	(10,538)	(17,740)
Income tax provision from continuing operations	649	62
Net loss from continuing operations	(11,187)	(17,802)
Discontinued operations (Note 19):
Income from discontinued operations, net of tax	—	180
Net loss	$(11,187)	$(17,622)
Net income (loss) per share, basic and diluted:
Continuing operations	$(0.37)	$(0.60)
Discontinued operations	—	0.01
Basic and diluted net loss per share	$(0.37)	$(0.59)

Shares used in computing basic and diluted net loss per share	30,536	29,893
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 24, 2010	June 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$88,207	$129,343
Current portion of restricted cash and cash equivalents	167	830
Accounts receivable, net of allowance for doubtful accounts of $2,091 and $1,646 as of September 24, 2010 and June 25, 2010, respectively	96,320	79,464
Inventories	105,358	89,929
Deferred cost of revenue	57,262	45,255
Prepaid expenses and other current assets	15,625	15,967
Total current assets	362,939	360,788
Non-current portion of restricted cash and cash equivalents	3,102	3,102
Long-term investments	7,386	7,475
Property and equipment, net	26,470	28,172
Intangible assets, net	15,203	16,223
Non-current portion of deferred cost of revenue	51,580	49,109
Other assets	32,659	32,343
Total assets	$499,339	$497,212
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,974	$49,204
Accrued compensation	18,660	21,885
Other current liabilities	26,653	27,608
Current portion of deferred revenue	152,846	137,596
Total current liabilities	246,133	236,293
Non-current portion of deferred revenue	92,471	91,989
Long-term income taxes payable	22,333	21,715
Other non-current liabilities	12,550	12,286
Total liabilities	373,487	362,283
Commitments and contingencies (Note 23)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 30,984 shares and 30,709 shares issued at September 24, 2010 and June 25, 2010, respectively	31	31
Additional paid-in capital	461,434	459,339
Treasury stock, at cost (420 shares and 244 shares at September 24, 2010 and June 25, 2010, respectively)	(2,362)	(1,022)
Accumulated other comprehensive loss	(548)	(1,903)
Accumulated deficit	(332,703)	(321,516)
Total stockholders' equity	125,852	134,929
Total liabilities and stockholders' equity	$499,339	$497,212

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	September 24, 2010	September 25, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,187)	$(17,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,078	4,308
Share-based compensation	1,192	1,080
Realized loss on investments	1,214	—
Provision for doubtful accounts receivable	365	184
Loss on disposal of property and equipment	42	101
Deferred income taxes	(91)	—
Non-cash restructuring expense	—	262
Changes in operating assets and liabilities:
Accounts receivable	(17,221)	(20,862)
Inventories	(15,442)	(8,680)
Deferred cost of revenue	(14,478)	(12,594)
Prepaid expenses and other assets	172	3,589
Accounts payable	(1,404)	1,202
Accrued compensation	(3,225)	(1,529)
Other liabilities	(600)	349
Deferred revenue	15,732	35,815
Net cash used in operating activities	(40,853)	(14,397)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,224)	(1,833)
Proceeds from sales of property and equipment	—	27
Decrease in restricted cash and cash equivalents	663	45
Proceeds from maturities of long-term investments	175	50
Net cash used in investing activities	(386)	(1,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of restricted stock	(154)	(183)
Purchase of treasury stock	(813)	—
Proceeds from issuance of common stock upon exercise of stock options	89	6
Proceeds from issuance of common stock under ESPP plan	981	268
Net cash provided by financing activities	103	91
Net decrease in cash and cash equivalents	(41,136)	(16,017)
Cash and cash equivalents-beginning of period	129,343	128,714
Cash and cash equivalents-end of period	$88,207	$112,697
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$174	$342
Payment due to broker for unsettled repurchase of common stock	$527	$—

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes paid (refunded)	$(169)	$243

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS
Silicon Graphics International Corp. (“SGI” or the “Company”) was originally incorporated as Rackable Corporation which later changed its name to Rackable Systems, Inc. (“Rackable Systems” or “Legacy Rackable”) prior to changing its name to SGI. Rackable Systems was incorporated in the state of Delaware in December 2002. On May 8, 2009, Rackable Systems completed the acquisition of substantially all of the assets, excluding certain assets unrelated to the ongoing business, and assumed certain liabilities of Silicon Graphics, Inc. (“Legacy SGI”). This acquisition was consummated pursuant to the terms of an Asset Purchase Agreement dated March 31, 2009, as amended on April 30, 2009, which was approved by the United States Bankruptcy Court for the Southern District of New York for Silicon Graphics, Inc. Effective May 18, 2009, Rackable Systems changed its name to Silicon Graphics International Corp.
The Company's headquarters is located in Fremont, California. The Company operates in 26 countries, with its primary manufacturing facilities located in Chippewa Falls, Wisconsin. The principal business of the Company is the design, manufacture and implementation of highly scalable compute servers, high-capacity storage systems and high-end computing and data management systems. In addition to the broad line of mid-range to high-end computing servers, data storage and data center technologies, the Company provides customer support and professional services related to these products. The Company's products are used by the scientific, technical and business communities to solve challenging data intensive computing, data management and visualization problems. The vertical markets the Company serves include defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, media and entertainment, semiconductor design, manufacturing, financial services, data centers, and business intelligence and data analytics.

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. These unaudited condensed consolidated financial statements also have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. The results for the interim periods are not necessarily indicative of results for the entire year or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 25, 2010, which are included in the Company's Annual Report on Form 10-K filed with the SEC on September 8, 2010.
Reclassifications. The Company reclassified certain costs that were previously reported as sales and marketing expense to research and development expense to conform to the Company's internal reporting structure. Accordingly, $1.3 million of costs reported for the three months ended September 25, 2009 have been reclassified from sales and marketing expense to research and development expense to conform to the current period's presentation. The reclassification did not impact the Company's previously reported net revenues, gross profit, operating income, net income or earnings per share.
Fiscal Year. The Company has a 52-week fiscal year ending on the last Friday in June with 13-week quarters ending on the last Friday of the respective period. Fiscal 2011 will end on June 24, 2011. Fiscal 2009 comprised of 52-weeks and ended on June 25, 2010. The first quarter of fiscal 2011 and fiscal 2010 ended on September 24, 2010 and September 25, 2009, respectively; and each period was comprised of 91 days.
Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Estimates and Assumptions. The preparation of unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as presented in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company's critical accounting policies are those that affect the Company's financial statements materially and involve difficult, subjective or complex judgments by management and include revenue recognition, share-based compensation, restructuring reserve, allowance for doubtful accounts, inventory valuation, impairment of long-lived assets, fair value measurements and impairments, warranty reserve, and accounting for income taxes.
Discontinued Operations. In October 2008, the Company committed to a formal plan to abandon the RapidScale product line (“RapidScale”). The Company has accounted for the RapidScale product line as a discontinued operation. The results of operations of the RapidScale product line have been reclassified and presented as discontinued operations, net of tax, for fiscal 2010. The cash flows of the RapidScale product line have not been reported separately within the unaudited condensed consolidated statement of cash flows based upon materiality (see Note 19). The results of operations of the RapidScale product line for fiscal 2011 are not material.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Policy Changes.
There have been no significant changes in the Company's significant accounting policies for the three months ended September 24, 2010 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 25, 2010, except for the changes in revenue recognition as a result of new accounting standards as described below.
Revenue Recognition.
The Company enters into sales contracts to deliver multiple products and/or services. A typical multiple-element arrangement includes product, customer support services and professional services. The Company also sells software products as part of certain multiple-element arrangements. In addition to selling multiple-element arrangements, the Company also sells certain products and services on a stand-alone basis.
Product revenue. The Company recognizes revenue from sales of products, primarily hardware, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. In customer arrangements where a formal acceptance of products or services is required by the customer, revenue is recognized upon meeting such acceptance criteria.
Service revenue. Service revenue includes customer support services, primarily hardware maintenance services, and professional services, which include consulting services and integration services of third-party products. Revenue from extended service contracts, that is not subject to deferral under the Company's revenue recognition policy applicable to sales contracts entered into prior to fiscal year 2011 discussed below and are expressly priced separately from the hardware, is recognized ratably over the contract term, generally one to three years. Professional services are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are performed.
Multiple-element arrangements. The Company's multiple-element arrangements include products, customer support services and/or professional services. Certain multiple-element arrangements include software products integrated with the hardware (“Hardware Appliance”) and the Company provides unspecified software updates and enhancements to the software through its service contracts. For arrangements which do not include Hardware Appliances and where services are included, the Company recognizes revenue from the sale of products prior to the completion of services as product sales are not dependent on services to be functional.
In October 2009, the Financial Accounting Standards Board ("FASB") amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. ASU 2009-13 amends the accounting for multiple-element

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE"), and the best estimate of selling price ("BESP"). If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used.
Effective June 26, 2010, the Company adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating after June 25, 2010. The adoption of ASU 2009-13 and ASU 2009-14 was material to the Company's financial results, increasing revenues and gross profit by $12.3 million and $5.4 million, respectively, for the quarter ended September 24, 2010. The impact was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements which include hardware appliances or arrangements where the undelivered element is post contract customer support ("PCS") for which the Company was unable to establish VSOE of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement. The Company expects the adoption of ASU 2009-13 and ASU 2009-14 to be material to future periods; however, the Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.
For fiscal year 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services, and or professional services, the Company allocates revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is more-than-incidental, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue, as amended.
The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.
The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. The delivered item constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in the Company's control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price.
The Company has not consistently established VSOE of fair value of any of its products or services. In addition, the Company has not established TPE as there are no similar or interchangeable competitor products or services in standalone sales to similarly situated customers. Therefore, revenue from these multiple-element arrangements are allocated based on the BESP. The objective of BESP is to determine the price at which the Company would transact a sale if a product or service were sold on a stand-alone basis. The Company determines BESP for product or service by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific market factors, competitive positioning, competitor actions, profit objectives and pricing practices. The determination of BESP is a formal process within the Company that includes review and approval by the Company's management. In addition, the Company regularly reviews VSOE and TPE for its products and services, in addition to BESP.
For fiscal year 2010 and sales contracts entered into prior to fiscal year 2011, pursuant to the previous guidance for multiple-element arrangements, the Company recognized revenue from the sale of products prior to the completion of services as the services were not essential to the functionality of the products. Certain multiple-element arrangements include software products integrated with the Hardware Appliance and the Company provided unspecified software updates and enhancements to the software through its service contracts. For arrangements which include hardware appliances or arrangements where the undelivered element is PCS, the Company had not established VSOE of fair value of the element. Therefore, revenue and

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

related cost of revenue from these arrangements was deferred and recognized ratably over the PCS period as combined product and service revenue in the unaudited condensed statements of operations.
Recently Issued Accounting Standards.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires new disclosures about significant transfers in and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements with respect to Level 3 measurements. ASU 2010-16 also clarifies existing fair value disclosures about valuation techniques and inputs used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for the Company during the three months period ended September 24, 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective for the Company beginning June 25, 2011 (fiscal year 2012). As the provisions of ASU 2010-06 relate to disclosure requirements only, the revised guidance did not have a material impact on our financial statements during the three months period ended September 24, 2010.

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
The Company's assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company consider an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and view an inactive market as one in which there are a few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, the Company or the counterparty's non-performance risk is considered in determining the fair values of liabilities and assets, respectively.
Long-term Investments
Long-term investments consist of auction rate securities ("ARS"), which are investments with contractual maturities generally between zero and 50 years. The Company's ARS consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the U.S. Department of Education. Beginning in February 2008, certain ARS failed auction due to sell orders exceeding buy orders. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified the ARS of $7.4 million as long-term investments in the accompanying unaudited condensed consolidated balance sheets as the Company's ability to liquidate such securities in the next 12 months is uncertain.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Long-term investments consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
September 24, 2010
Auction rate securities	$7,386	$—	$—	$7,386
June 25, 2010
Auction rate securities	$8,775	$—	$(1,300)	$7,475
As of September 24, 2010, the ARS portfolio has a face value of $8.6 million. During the three months ended September 24, 2010, the Company has entered into an 'offer to sell' with a secondary market broker for all of its ARS securities. As such, the Company determined that an other-than-temporary impairment has occurred with respect to its entire ARS portfolio. The Company has recognized the total unrealized loss of $1.2 million as realized loss in the unaudited condensed statements of operations during the three months ended September 24, 2010.
As of June 25, 2010, the Company recorded a temporary impairment loss within accumulated other comprehensive loss of $1.3 million. The unrealized losses on the investments in ARS were caused by market declines as a result of the recent disruption in the credit markets. Because the decline in market value was attributable to changes in market conditions and not credit quality, and the Company did not intend to sell nor likely be required to sell these investments prior to the recovery of the entire amortized cost basis, the Company did not consider the investments in ARS to be other-than temporarily impaired at June 25, 2010.
Fair Value of Financial Instruments
The following table sets forth the financial instruments measured at fair value on a recurring basis as of September 24, 2010 (in thousands):

	Level 1	Level 2	Level 3	Assets at fair value
September 24, 2010
Cash equivalents
Money market funds	$1,900	$—	$—	$1,900
U.S. treasury bills	15,572	—	—	15,572
Long-term investments
Auction rate securities	—	—	7,386	7,386
Total	$17,472	$—	$7,386	$24,858
The Company's money market funds and U.S. treasury bills are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices of the identical underlying securities in active markets.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended September 24, 2010.
The Company's ARS are classified within Level 3 of the fair value hierarchy as the fair value of ARS is estimated using an income (discounted cash flow) approach that incorporates both observable and unobservable inputs to discount the expected future cash flows. The material factors used in preparing the discounted cash flow model are 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. The Company derives the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value have been primarily due to changes in the estimated rate of return. Changes in these estimates or in the market conditions for these investments are likely in the future based upon the current market conditions for these investments and may affect the fair value of these investments.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended September 24, 2010 were as follows (in thousands):

ARS
Balance at June 25, 2010	$7,475
Redemption at par value	(175)
Total realized losses included in net income	86
Balance at September 24, 2010	$7,386
The Company may also be required to measure certain assets or liabilities at fair value on a nonrecurring basis. The fair values of accounts receivable, accounts payable, and accrued liabilities approximates their carrying values because of the short-term nature of these instruments. The investment in SGI Japan Ltd. ("SGI Japan") is accounted for under the cost method and fair value of the investment is measured using comparison to companies in Japan, and analysis of the financial condition of SGI Japan. As of September 24, 2010 and June 25, 2010, the fair value of the investment in SGI Japan was $5.0 million.

5. INVENTORIES
Inventories consist of the following (in thousands):

	September 24, 2010	June 25, 2010
Finished goods	$47,592	$37,525
Work in process	15,095	13,875
Raw materials	42,671	38,529
Total inventories	$105,358	$89,929

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	September 24, 2010	June 25, 2010
Non-trade accounts receivable	$3,125	$4,794
Prepaid taxes	1,334	2,128
Value-added tax receivable	6,970	5,272
Deferred income taxes	463	463
Other prepaid and current assets	3,733	3,310
Total prepaid expenses and other current assets	$15,625	$15,967

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (dollars in thousands):

	Estimated Useful Life	September 24, 2010	June 25, 2010
Land	N/A	$799	$799
Building	30-32	11,228	11,062
Computer equipment and software	2-6	18,880	17,830
Manufacturing equipment	2-7	5,448	5,451
Leasehold improvements	2-7	7,709	7,501
Furniture and fixtures	2-7	1,515	1,532
Vehicles	5	104	104
Construction in progress	N/A	286	428
		45,969	44,707
Less accumulated depreciation and amortization		(19,499)	(16,535)
Total property and equipment, net		$26,470	$28,172
Depreciation and amortization expense for the three months ended September 24, 2010 and September 25, 2009 was $3.1 million and $2.9 million, respectively.

8. INTANGIBLE ASSETS, NET
The following table details the Company's intangible asset balance by major asset class (dollars in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	September 24, 2010
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(1,955)	$4,945
Purchased technology	5	7,800	(1,894)	5,906
Customer backlog	(a)	5,100	(3,517)	1,583
Trademark/trade name portfolio	5	3,667	(1,040)	2,627
Patents & other	2	200	(58)	142
Total		$23,667	$(8,464)	$15,203

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 25, 2010
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(1,610)	$5,290
Purchased technology	4	5,300	(1,434)	3,866
Customer backlog	(a)	5,100	(3,517)	1,583
Trademark/trade name portfolio	5	3,667	(849)	2,818
Patents & other	2	200	(34)	166
Subtotal		21,167	(7,444)	13,723
In-process research & development costs not subject to amortization	(b)	2,500	—	2,500
Total		$23,667	$(7,444)	$16,223

(a)	The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

(b)
In-process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. During the three months ended September 24, 2010, the Company completed the associated research and development efforts and transferred the in-process research and development costs to purchased technology category.

Intangible assets amortization expense was $1.0 million and $1.4 million in the three months ended September 24, 2010 and September 25, 2009, respectively.
As of September 24, 2010, the expected amortization expense for all intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2011	$4,643
2012	3,902
2013	3,113
2014	2,645
2015 and thereafter	900
Total amortization	$15,203

9. OTHER ASSETS
Other assets consist of the following (in thousands):

	September 24, 2010	June 25, 2010
Long-term service inventory	$15,812	$16,135
Restricted pension plan assets	7,566	6,945
Investment in SGI Japan	5,000	5,000
Residual value of leased equipment	763	763
Long-term refundable deposits	1,259	1,154
Other assets	2,259	2,346
Total other assets	$32,659	$32,343

10. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	September 24, 2010	June 25, 2010
Accrued warranty, current portion	$2,379	$2,859
Accrued sales and use tax payable	8,104	8,083
Income taxes payable	1,243	1,214
Accrued restructuring	707	1,311
Accrued professional services fees	1,188	1,874
Royalty reserve	638	927
Other	12,394	11,340
Total other current liabilities	$26,653	$27,608

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	September 24, 2010	June 25, 2010
Pension liability	$7,700	$7,012
Deferred income taxes	342	342
Accrued warranty, non-current portion	1,140	1,527
Deferred rent, non-current portion	922	981
Other	2,446	2,424
Total other non-current liabilities	$12,550	$12,286

12. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, is as follows (in thousands):

	Three months ended
	September 24, 2010	June 25, 2010
Balance at beginning of period	$4,386	$8,572
Current period accrual	422	1,548
Warranty expenditures charged to accrual	(921)	(4,021)
Changes in accrual for pre-existing warranties	(368)	(1,713)
Balance at end of period	$3,519	$4,386

13. RESTRUCTURING ACTIVITY
On July 27, 2009, management approved restructuring actions to reduce the Company's European workforce and vacate certain facilities in Europe. The total amount expected to be incurred in connection with the restructuring activity is $9.0 million. The expense related to these actions for the three months ended September 24, 2010 was $0.5 million for employee severance and $0.1 million for vacating facilities. The Company expects employee severance to be substantially paid during the remainder of fiscal year 2011 and the Company expects to substantially fulfill the remaining contractual obligations related to the facilities exit costs by fiscal year 2012. As of September 24, 2010, the total cost incurred in connection with the restructuring was $8.3 million. Restructuring activity for the three months ended September 24, 2010 is as follows (in thousands):

	Employee Terminations	Facilities Exit Costs	Total
Balance at June 25, 2010	$1,268	$337	$1,605
Costs incurred	560	75	635
Cash payments	(1,179)	(67)	(1,246)
Balance at September 24, 2010	$649	$345	$994
The restructuring liability balance of $1.0 million as of September 24, 2010 includes $0.7 million recorded in other current liabilities and $0.3 million recorded in other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

14. SHARE-BASED COMPENSATION
Share-Based Benefit Plans
In 2005, the Company's Board of Directors adopted and its stockholders approved the Company's 2005 Equity Incentive Plan (“2005 Plan”), 2005 Non-Employee Directors' Stock Option Plan and 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”). In January 2006, the Company's Board of Directors adopted the 2006 New Recruit Equity Incentive Plan (“New Recruit Plan”), which allows the Company to grant non-statutory stock awards for up to 1,000,000 shares of common stock to newly hired employees as an inducement to join the Company. No grants may be made under the New Recruit Plan to persons who are continuing employees or directors.
Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended
	September 24, 2010	September 25, 2009
Option Plans Shares
Risk-free interest rate	1.5%	2.6%
Volatility	54.3%	61.8%
Weighted average expected life (in years)	4.76	4.90
Weighted average fair value	$3.03	$2.84
ESPP Plan shares
Risk-free interest rate	0.3%	0.6%
Volatility	51.0%	60.0%
Weighted average expected life (in years)	1.25	1.25
Weighted average fair value	$2.32	$2.03
The computation of expected life is based on an analysis of the relevant industry sector post-vest termination rates and exercise factors. In the three months ended September 24, 2010, expected volatility is based on the implied and historical volatility for the Company. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company's share-based awards do not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities. As share-based compensation expense recognized in the accompanying unaudited condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.
Share-Based Compensation Expense
Total share-based compensation expense is as follows (in thousands):

	Three months ended
	September 24, 2010	September 25, 2009
Cost of revenue	$178	$264
Research and development	162	191
Sales and marketing	209	(67)
General and administrative	643	798
Continuing operations	1,192	1,186
Discontinued operations	—	(106)
Total share-based compensation expense	$1,192	$1,080

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Stock Options and Restricted Stock Awards Activity
Summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
Balance at June 25, 2010	3,752,920	$9.85
Options granted	30,000	6.54
Options exercised	(22,903)	3.91
Options cancelled	(198,119)	7.72
Balance at September 24, 2010	3,561,898	$9.98	7.53	$3,423,935
Vested and expected to vest at September 24, 2010	3,218,510	$10.33	7.40	$2,810,566
Exercisable at September 24, 2010	1,964,438	$11.99	6.77	$959,495
The total intrinsic value of options exercised in the three months ended September 24, 2010 and September 25, 2009 were immaterial.
As of September 24, 2010, there was $2.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.31 years.
The following table summarizes the Company's restricted stock awards (“RSA”) activity for the three months ended September 24, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 25, 2010	41,252	$13.91
Released	(11,719)	$14.37
Balance at September 24, 2010	29,533	$13.73
As of September 24, 2010, there was $0.4 million of total unrecognized compensation cost related to RSA, which is expected to be recognized over a weighted average period of approximately 7 months.
The following table summarizes the Company's restricted stock units (“RSU”) activity for the three months ended September 24, 2010.

Number of Shares
Balance at June 25, 2010	314,348
Awarded	558,043
Released	(52,952)
Forfeited	(918)
Balance at September 24, 2010	818,521
Vested and expected to vest at September 24, 2010	603,276
As of September 24, 2010, there was $4.6 million of total unrecognized compensation cost related to RSU, which is expected to be recognized over a weighted average period of 3.2 years.
During the three months ended September 24, 2010, 22,875 shares of common stock were delivered to the Company in payment of $0.2 million of withholding tax obligations arising from the release of RSA and RSU. The withholding tax obligations were based upon the fair market value of the Company's common stock on the vesting date.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

At September 24, 2010, the total compensation cost related to options to purchase the Company's common stock under the 2005 ESPP Plan not yet recognized was approximately $0.8million. This cost will be amortized on a straight-line basis over approximately 1.9 years. The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP Plan during the three months ended September 24, 2010 and September 25, 2009.

	September 24, 2010	September 25, 2009
Shares issued	221,823	79,458
Weighted-average purchase price per share	$4.42	$3.37

15. STOCKHOLDERS' EQUITY
In February 2009, the Company's Board of Directors authorized a share repurchase program of up to $40.0 million of its common stock. Under the program, the Company was able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and other relevant considerations. The shares the Company repurchases will be held in treasury for general corporate purposes, including issuance under employee equity incentive plans. The program was suspended in April 2009, and on August 31, 2010, the Company's Board of Directors authorized the Company to resume its stock repurchase program. The program may be discontinued at any time by the Board of Directors.
During the three months ended September 24, 2010, the Company repurchased and held in treasury 176,000 shares of outstanding common stock for a total of $1.3 million. Such repurchases were accounted for at cost and reflected as treasury stock in the accompanying unaudited condensed balance sheets. No shares of outstanding common stock were repurchased during the three months ended September 25, 2009.
As of September 24, 2010, the Company held in treasury 419,695 shares for a total of $2.4 million. The Company has $37.6 million in remaining authorization for the stock repurchase program as of September 24, 2010.
Accumulated Other Comprehensive Loss
The following table summarized the components of accumulated other comprehensive loss as of September 24, 2010 and June 25, 2010 (in thousands):

	September 24, 2010	June 25, 2010
Net unrealized losses on investments	$—	$(1,355)
Losses on pension assets	(548)	(548)
Accumulated other comprehensive loss	$(548)	$(1,903)

16. EARNINGS PER SHARE
Basic and diluted net loss per common share is computed by dividing unaudited consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing unaudited consolidated net income by the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. For the three months ended September 24, 2010 and September 25, 2009, potentially dilutive shares, which include outstanding common stock options and restricted stock units, were not included in the computation of diluted net loss per common share as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same for each period presented.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 24, 2010 and September 25, 2009 (in thousands, except per share amount):

	Three Months Ended
	September 24, 2010	September 25, 2009
Numerators:
Loss from continuing operations, net of tax	$(11,187)	$(17,802)
Income from discontinued operations, net of tax	—	180
Net loss	$(11,187)	$(17,622)

Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	30,536	29,893

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.37)	$(0.60)
Discontinued operations	—	0.01
Basic and diluted net loss per share	$(0.37)	$(0.59)
The following table sets forth potential shares of common stock, which are excluded from the calculation of diluted net loss per share, as the result would be anti-dilutive (in thousands):

	September 24, 2010	September 25, 2009
Potentially dilutive securities	4,380	4,734

17. EMPLOYEE BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its international employees in the United Kingdom and Germany. No new employees are eligible to join these plans. Pension benefits associated with these plans generally are based on each participant's years of service, compensation, and age at retirement or termination. The Company funds the pension plans in amounts sufficient to meet the minimum requirements of the local laws and regulations. Additional funding may be provided as deemed appropriate.
The projected benefit obligation ("PBO") and the assets of the United Kingdom plan have been transferred to an insurance company and the Company is not responsible for any additional contributions to the plan to fund the benefit payments to the employees. However, the Company continues to pay the annual administrative costs of the plan.
German Plan
The German plan is managed by an insurance company and the insurance company makes investment decisions with the guidelines set by the German regulation. The plan assets are invested as part of the insurance company's general fund and the Company does not have control over the target allocation or visibility of the investment strategies of these investments.
The Company has life insurance policies with cash surrender values that have been earmarked by the Company to partly cover the underfunded status of the plan of $8.0 million and $8.3 million as of September 25, 2009, respectively. The cash surrender value of the life insurance plan balance is $7.9 million, of which $0.3 million is included in other current assets and $7.6 million is included in other assets in the accompanying unaudited condensed consolidated balance sheets.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

The net periodic benefit cost of the German plan was comprised of the following components during the three months ended September 24, 2010 and September 25, 2009 (in thousands):

	September 24, 2010	September 25, 2009
Net periodic benefit cost
Service cost	$28	$32
Interest expense	124	143
Expected return on plan assets	(21)	24
Net periodic benefit cost	$131	$199
The Company does not expect to make any contributions to the German plan during the next fiscal year as contributions are not required by funding regulations or laws and the cash surrender value of the life insurance plan earmarked by the Company substantially covers the under-funded status of the German plan.
Defined Contribution Plan
Effective September 1, 2003, the Company established a 401(k) retirement plan covering substantially all employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. The Company can make annual contributions to the plan at the discretion of the Board of Directors. There were no contributions for the three months ended September 24, 2010 and September 25, 2009, respectively.

18. INCOME TAXES
The Company recorded a tax expense of $0.6 million for the three months ended September 24, 2010. The tax expense was computed based on the Company's fiscal year ending June 24, 2011 projected financial results and amounts related to unrecognized tax benefits and interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months ended September 24, 2010 primarily due to operating losses generated during the period from which the Company does not benefit and release of valuation allowance of certain foreign entities with operating income.
The Company recorded a tax expense of $0.1 million for the three months ended September 25, 2009. The income tax expense included a discrete tax benefit of $0.7 million related to a research and development credit claim for fiscal 2005 and 2006, net of unrecognized tax benefits. It also included $0.3 million of unrecognized tax benefits and related interest for the quarter. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months ended September 25, 2009 primarily due to the Company's tax benefit attributable to the utilization of tax attributes in the prior years and operating losses generated during the period from which the Company does not benefit.
As of September 24, 2010, the Company has provided a partial valuation allowance against the majority of our net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $9.5 million of gross unrecognized tax benefit as of September 24, 2010, primarily due to the recognition of tax benefits as a result of Legacy SGI's tax contingency recorded in the acquisition, of which $8.8 million, when recognized, will impact the effective tax rate. During the three months ended September 24, 2010, the Company recorded a net increase of $0.6 million in taxes, accrued interest, penalties and foreign currency associated with unrecognized tax benefits.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

19. DISCONTINUED OPERATIONS
In October 2008, the Company committed to a formal plan to abandon the RapidScaleTM product line, which was reviewed and approved by management with appropriate authority, and was communicated to the affected employees. The Company continues to honor service contracts with existing RapidScale customers, but had no other significant continuing involvement in the operations of the RapidScale product line subsequent to the abandonment.
The results of operations of the RapidScale product line were reclassified and included in discontinued operations, net of tax, within the accompanying unaudited condensed consolidated statements of operations for the three months ended September 25, 2009. Results of operations of the RapidScale product line for the three months ended September 24, 2010 was immaterial and were not reclassified.
The following summarizes the results of discontinued operations (in thousands):

Three months ended
September 25, 2009
Revenue	$120
Cost of revenue	37
Gross profit	83
Operating expenses:
Research and development	(105)
General and administrative	14
Total operating expenses	(91)
Income from discontinued operations	174
Total other income	6
Income from discontinued operations	$180

20. SEGMENT INFORMATION
The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the availability of separate financial information. The Company's business is organized as two operating segments, products and services. Due to their similar economic characteristics, production processes, and distribution methods, the Company groups the product lines as the product operating segment and service offerings as the service operating segment. The Company's CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by product and service for purposes of allocating resources and evaluating financial performance. The products and services metrics are derived on a contractual basis.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Segment Results
The following table presents revenues, cost of revenues and gross margin for the Company's products and services segments for the three months ended September 24, 2010 and September 25, 2009 (dollars in thousands):

	Three months ended
	September 24, 2010	September 25, 2009
Revenue
Products	$76,803	$62,631
Services	36,091	37,492
Total	$112,894	$100,123
Cost of revenue
Products	$61,460	$57,750
Services	20,437	20,005
Total	$81,897	$77,755
Gross profit
Products	$15,343	$4,881
Services	15,654	17,487
Total	$30,997	$22,368
Gross margin:
Products	20.0%	7.8%
Services	43.4%	46.6%
Total	27.5%	22.3%
Revenue and cost of revenue is the only discrete financial information the Company has available for its segments. For this reason, the Company is not able to provide other financial results or assets by segment.
Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.
The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company's assets are located primarily in the United States and are not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues.
Customer information
For the three months ended September 24, 2010, Amazon and the U.S. government each accounted for approximately 14% of the Company's revenues, respectively. For the three months ended September 25, 2009, Amazon accounted for approximately 28% of the Company's revenue. No other customers accounted for more than 10% of the Company's revenue for the three months ended September 24, 2010 and September 25, 2009.
At September 24, 2010, Amazon and U.S. government accounted for approximately 14% and 22% of the Company's accounts receivable, respectively. No other single customer accounted for more than 10% of the Company's trade accounts receivable at September 24, 2010 and June 25, 2010.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Geographic Information
Revenue from both domestic and international customers (based on the address of the customer on the invoice) was as follows (in thousands):

	Three months ended
	September 24, 2010	September 25, 2009
Domestic revenue	$81,134	$74,181
International revenue	31,760	25,942
Total revenue	$112,894	$100,123
No individual foreign country's revenue was material for disclosure purposes.
Approximately 95% and 87% of the Company's property and equipment, net was located in the United States as of September 24, 2010 and September 25, 2009, respectively.

21. RELATED PARTY TRANSACTIONS
The Company owns approximately 10% of the outstanding stock of SGI Japan, which was acquired in the acquisition of Legacy SGI, and the Company's Chief Executive Officer is a member of SGI Japan's Board of Directors. The investment in SGI Japan of $5.0 million is accounted for under the cost method and is included in other assets in the accompanying unaudited condensed consolidated balance sheets. Product revenues and cost of product revenues from sales to SGI Japan are as follows (in thousands):

	Three months ended
	September 24, 2010	September 25, 2009
Product revenue	$4,017	$611
Cost of product revenue	$2,410	$360
Amounts receivable from and payable to SGI Japan were as follows (in thousands):

	September 24, 2010	June 25, 2010
Amounts receivable from SGI Japan	$3,603	$8,845
Amounts payable to SGI Japan	$226	$127

22. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at September 24, 2010 was $3.8 million for which the Company has $3.3 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

23. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its facilities and office buildings under operating leases that expire at various dates through March 2017. Certain leases also contain escalation and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized using the straight line method over the term of the lease. In addition to the minimum future lease commitments presented below, the leases generally require that the Company pay property taxes, insurance, maintenance and repair costs. Also, under certain leases, the Company is granted an option to terminate the lease early by providing an advance notice and paying an early termination fee. The Company does not intend early termination of the leases and hence the future minimum operating lease commitments disclosed herein consist of the total lease payments through the end of the initial lease terms.
Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Fiscal Year
2011 (remaining nine months)	$4,921
2012	5,722
2013	4,826
2014	2,659
2015	904
2016 and thereafter	517
Total	$19,549
Rent expense for the three months ended September 24, 2010 and September 25, 2009 was $1.3 million and $1.8 million, respectively.
Purchase Commitments
In connection with supplier agreements, the Company has agreements to purchase certain units of inventory and non-inventory items through 2012. As of September 24, 2010, these remaining non-cancelable commitments were $13.5 million of which $11.7 million will be paid in fiscal year 2011.
Future non-cancelable purchase commitments are as follows (in thousands):

Fiscal Year
2011 (remaining nine months)	$11,695
2012	1,821
Total	$13,516
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 24, 2010. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of September 24, 2010.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

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
On August 10, 2005, the Legacy SGI German subsidiary, Silicon Graphics GmbH, filed a lawsuit with the LG Munich, a Higher Regional Court in Germany, against T-Systems International GmbH (“TSI”), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to a Legacy SGI system delivered in the spring of 2003. The Company is seeking full payment for the system of €4.6 million ($6.1 million based on the conversion rate on September 24, 2010). On September 21, 2005, TSI filed a counterclaim contesting Legacy SGI's claim and alleging damages of €9.0 million ($12.0 million based on the conversion rate on September 24, 2010), plus interest since April 2004, which exceeds the Company's contractual limit of liability of €2.0 million ($2.7 million based on the conversion rate on September 24, 2010). On December 7, 2005, Legacy SGI responded to TSI's counterclaim and filed a motion seeking an additional €3.8 million ($5.1 million based on the conversion rate on September 24, 2010) for lost profit relating to maintenance services. On August 9, 2005, the Legacy SGI German subsidiary, Silicon Graphics GmbH, filed a lawsuit with the District Court of Munich I (Landericht München I), a Regional Court in Germany, against Media Broadcast GmbH (formerly T-Systems International GmbH), a systems integrator, relating to a dispute regarding whether acceptance criteria were met with regard to a Legacy SGI system delivered in the spring of 2003. On April 16, 2010, the Company settled its dispute with Media Broadcast GmbH. Under the settlement agreement, Media Broadcast GmbH paid the Company €1.9 million (approximately $2.5 million based on the conversion rate on September 24, 2010) plus value-added tax on May 7, 2010.
In fiscal 2005, as a result of anonymous allegations and allegations by an ex-employee, Legacy SGI conducted an internal investigation into whether certain systems were delivered to an entity in China in possible violation of U.S. export laws. Legacy SGI voluntarily shared information with respect to the investigation with the U.S. Department of Commerce. The Company cannot be assured that the U.S. Department of Commerce or other agencies of the U.S. government will not institute any proceedings against it in the future. In addition, from time to time, the Company receives inquiries from regulatory agencies informally requesting information or documentation. There can be no assurance in any given case that such informal review will not lead to further proceedings involving the Company in the future.
On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. The Company assumed this claim in connection with its acquisition of Legacy SGI assets, and is currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.7 million based on the conversion rate on September 24, 2010) plus interest and costs. On February 29, 2008, the Company filed its reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on September 24, 2010) plus interest and costs. The proceeding has commenced but the hearing, scheduled for June 2010 could not take place and the next rescheduled hearing date is awaited from the Arbitor. The Company cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
On January 16, 2009, the Company and certain of its former officers were sued in the United States District Court for the Northern District of California, in a matter captioned In Re Rackable Systems, Inc. Securities Litigation, Case No. C-09-0222-CW. On April 16, 2009, the Court appointed Elroy Whittaker as Lead Plaintiff and the Law Firm of Glancy Binkow & Goldberg LLP as Lead Plaintiff's Counsel. Lead Plaintiff filed a consolidated amended complaint (the “Amended Complaint”) on June 15, 2009. The Amended Complaint asserts claims for violations of (i) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. The allegations relate to the drops in the Company's share price in early 2007 relating to its earnings reports for 2006 and Q4 2006. On August 13, 2009, the Company and its former officers filed a Motion to Dismiss the Amended Complaint (the “Motion to Dismiss”), which Lead Plaintiff opposed. On January 13, 2010, the Court entered an order granting the Motion to Dismiss, which dismissed the Amended Complaint with leave to amend. On February 3, 2010, Lead Plaintiff filed a second amended complaint asserting the same claims as the amended complaint. On April 2, 2010, Lead Plaintiff filed a stipulated proposed order requesting leave to file a supplemental second amended complaint, which substituted new Lead Plaintiffs into the action but otherwise did not change the allegations of the second amended complaint. On April 5, 2010, the Court granted the stipulated order and entered the supplemental second

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

amended complaint. On April 9, 2010, the Company and its former officers filed a Motion to Dismiss the Supplemental Second Amended Complaint. The Court granted the Motion to Dismiss and entered judgment dismissing the action with prejudice on August 31, 2010. Because Lead Plaintiffs did not appeal the dismissal, the Court's judgment is now final and the action is terminated.
On March 10, 2009, the Company and certain of its present and former directors and officers were sued in the Superior Court of the State of California for Alameda County, in a shareholder derivative lawsuit captioned Milo v. Barton, et al, Case No. R30944-0474. The complaint alleges that the defendants engaged in various acts and omissions that resulted in the drops of our share price in early 2007, and asserts claims for alleged breaches of defendants' fiduciary duties, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, disgorgement of unspecified compensation earned by the defendants, and an award of an unspecified amount for plaintiff's costs and attorney's fees. By stipulated order dated April 13, 2009, this action was stayed pending resolution of the pleadings in the federal class action. Because the federal class action was dismissed with prejudice, Plaintiff was required to notify defendants whether Plaintiff will file an amended complaint or proceed with the existing complaint November 1, 2010, but has done neither. Defendants will then be required to move to dismiss or otherwise respond to the complaint or amended complaint, as applicable, within 40 days after an amended complaint is filed or notice is given that Plaintiff will not amend. The Company cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
On December 3, 2009, the Company initiated an arbitration proceeding captioned Silicon Graphics Intl. Corp., f/k/a Rackable Systems, Inc. v. Thomas Weisel Partners Group, Inc., et al., FINRA Arb. No. 09-06849, against its former investment advisor Thomas Weisel Partners LLC (“TWP”), as well as TWP's parent company Thomas Wiesel Partners Group, Inc., to remedy TWP's alleged mismanagement and wrongful advice pertaining to the Company's investments in allegedly unsuitable and illiquid investments called “auction rate securities” (“ARS”). Due to market conditions, the ARS at issue are still held by the Company, as described elsewhere herein. The Company filed its arbitration claim with the Financial Industry Regulatory Authority (“FINRA”), and asserts various causes of action including breach of fiduciary duty, unsuitability, and breach of contract. The Company is seeking remedies including rescission; restitution; disgorgement; and compensatory, consequential, and punitive damages, and requests a damages award in excess of $9.0 million, exclusive of punitive damages and other potential relief. TWP filed its Answer on February 4, 2010. The parties have commenced discovery and the arbitration is currently scheduled to commence in February 2011. The Company cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
Third parties in the past have asserted, and may in the future assert, intellectual property infringement claims against the Company, and such future claims, if proved, could require the Company to pay substantial damages or to redesign its existing products or pay fees to obtain cross-license agreements. Litigation may be necessary in the future to enforce or defend the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of its proprietary rights or the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm the Company's business, operating results and financial condition. Further, many of the Company's current and potential competitors have the ability to dedicate substantially greater resources to enforcing and defending their intellectual property rights than the Company.
The Company is not aware of any pending disputes, including those disputes and settlements described above, that would be likely to have a material adverse effect on its consolidated financial condition, results of operations or liquidity. However, litigation is subject to inherent uncertainties and costs and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, cash or other settlement, or an injunction prohibiting it from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows of the period in which the resolution occurs or on future periods.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Form 10-Q other than statements of historical fact, are forward-looking statements. Investors can identify these and other forward-looking statements by the use of words such as “estimate,” “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other similar expressions. Forward-looking statements also include the assumptions underlying or relating to such statements.
Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, the effect that the current economic and credit crises may continue to have on our business, the risk factors set forth in, Part I, Item 2 -”Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A- "Risk Factors,” and elsewhere in this Form 10-Q and the risks detailed from time to time in our future U.S. Securities and Exchange Commission reports. The information included in this Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ materially from the forward-looking statements included herein. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results except as required by law. Accordingly, we caution readers not to place undue reliance on such statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.
The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 in this Form 10-Q and with our financial statements and notes thereto for the year ended June 25, 2010, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 8, 2010.
“Silicon Graphics,” “SGI,” “Eco-Logical,” “RapidScale,” “CloudRack,” “ICE Cube,” “COPAN,” “Rackable,” “Altix,” and the “Silicon Graphics” logo are trademarks or registered trademarks of Silicon Graphics International Corp. or its subsidiaries in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.
Overview
We are a global leader in large-scale clustered computing and storage, high-performance compute and storage, and data center technologies integrated with a choice of software, customer support services and professional services. We are dedicated to solving the information technology ("IT") industry's most demanding business and technology challenges by delivering clustered computing and storage solutions, high performance computing and storage solutions, Eco-Logical™ data center solutions, software and services. We develop, market, and sell a broad line of low cost, mid-range and high-end computing servers and data storage products as well as differentiating software. We sell data center infrastructure products purpose-built for large-scale data center deployments. In addition, we provide global customer support and professional services related to our products. We are also a leading developer of enterprise class, high-performance features for the Linux operating system that provide our customers with a standard Linux operating environment combined with our differentiated yet un-intrusive Linux capabilities that are designed to improve performance, simplify system management, and provide a more robust development environment.
Our products and services are used by the scientific, technical, and business communities to solve challenging data-intensive computing, data storage and management problems. These problems typically require large amounts of computing power and fast and efficient data movement both within the computing system and to and from large-scale data storage installations. Enterprises have also begun to deploy large-scale computing and storage installations by aggregating large numbers of relatively inexpensive, open-standard modular computing and storage systems. Our end-users employ our systems to access, analyze, transform, manage, visualize and store very large amounts of data in real time or near real time. By running low-cost operating systems such as Linux® and Microsoft® Windows®, we enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide enterprises with greater flexibility and scalability. The vertical markets we serve include defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, media and entertainment, semiconductor design, manufacturing, financial services, data centers, and business intelligence and data analytics.
We are positioning ourselves to grow market share and stake a leadership position in the technical computing market. We continue to deploy our sales and support organizations to focus on the vertical markets we serve. We believe technical computing is relevant across the vertical markets we serve and offers us opportunities for continued industry diversification and to compete internationally.

In fiscal year 2011, our strategy and operations are focused on growing our revenue, improving our gross margins, and controlling our operating expenses. Our results for the first quarter of fiscal year 2011 are consistent with our fiscal year 2011 strategy. In the first quarter of fiscal year 2011, we increased our gross margin by 520 basis points from 22% in the first quarter of fiscal year 2010 to 27%. Our operating expenses remain flat in the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010, taking into account a non-recurring research and development reimbursement from our business partner received in the first quarter of fiscal year 2010. We believe we are on track to continue to execute according to our fiscal year 2011 strategy.
In fiscal year 2011, we adopted new accounting standards for revenue recognition. Under these new accounting standards, we are recognizing, and not deferring, more product revenue prospectively beginning with the first quarter of fiscal year 2011. Our total revenue and gross margin for the first quarter of fiscal year 2011 was $112.9 million and 27%, respectively. Under the previous accounting standards for revenue recognition, our total revenue and gross margin would have been $100.6 million and 25%, respectively, for the first quarter of fiscal year 2011.
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

Results of Operations
Summarized below is the result of our operations for the three months ended September 24, 2010 compared to the three months ended September 25, 2009.
Comparison of the three months ended September 24, 2010 and September 25, 2009
Financial Highlights

•	We increased our gross margin by 520 basis points from 22% in the first quarter of fiscal year 2010 to 27% in the first quarter of fiscal year 2011.

•
Revenue increased $12.8 million or 13% to $112.9 million in the three months ended September 24, 2010 from $100.1 million in the three months ended September 25, 2009. Our higher revenue was a result of the adoption of new accounting standards for revenue recognition which results in us recognizing more revenue upon shipment or acceptance. The adoption of these new accounting standards for revenue recognition resulted in $12.3 million and $6.9 million incremental increase in revenue and cost of revenue, respectively. Our gross profit increased $5.4 million as a result of the adoption of the new accountings standards.

•	Our headcount decreased slightly from 1,332 employees as of September 25, 2009 to 1,305 employees as of September 24, 2010.

Revenue, cost of revenue, gross profit and gross margin
The following table presents revenue, cost of revenue, gross profit, and gross margin for the three months ended September 24, 2010 and September 25, 2009:

	Three months ended		Change
	At September 24, 2010	September 25, 2009	$	%
	(in thousands, except percentages)
Product revenue	$62,357	$—	$62,357	n/a
Service revenue	33,719	—	33,719	n/a
Combined product and service revenue	16,818	100,123	(83,305)	(83)%
Total revenue	$112,894	$100,123	$12,771	13%

Cost of product revenue	$49,182	$—	$49,182	n/a
Cost of service revenue	19,179	—	19,179	n/a
Combined product and service cost of revenue	13,536	77,755	(64,219)	(83)%
Total cost of revenue	$81,897	$77,755	$4,142	5%

Product gross profit	$13,175	$—	$13,175	n/a
Service gross profit	14,540	—	14,540	n/a
Combined product and service gross profit	3,282	22,368	(19,086)	(85)%
Total gross profit	$30,997	$22,368	$8,629	39%

Product gross margin	21%	—%
Service gross margin	43%	—%
Combined product and service gross margin	20%	22%
Overall gross margin	27%	22%
Revenue. We derive revenue from the sale of products and services directly to end-users as well as through resellers and system integrators. Product revenue is derived from the sale of mid-range to high-end computing servers and data storage systems as well as software. We enter into sales contracts to deliver multiple products and/or services. In accordance with our revenue recognition policy, certain sales contracts are deferred and recognized over the service period. Service revenue is generated from the sale of standard maintenance contracts as well as custom maintenance contracts that are tailored to individual customer's needs. We recognize service revenue ratably over the service periods. Maintenance contracts are typically between one to three years in length and we actively pursue renewals of these contracts. We also generate professional services revenue related to implementation of and training on our products.
Our products are highly configurable for customer requirements. Price changes, unit volumes, customer mix and product configuration can impact our revenues, cost of revenues and gross profit.
Revenue increased $12.8 million or 13% to $112.9 million in the three months ended September 24, 2010 from $100.1 million in the three months ended September 25, 2009. During the three months ended September 24, 2010, we adopted new accounting standards for revenue recognition. Under these new accounting standards, we generally recognize more revenue upon shipment or acceptance. Of the $12.8 million increase in revenue, $12.3 million is attributable to the adoption of the new accounting standards for revenue recognition. During the first quarter of fiscal year 2011, our product mix shifted to higher margin high performance compute server and storage products, driven by the introduction of our new Altix® UV and COPANTM products. Consistent with the shift in product mix, our Amazon customer concentration moved from 28% of total revenue during the first quarter of fiscal year 2010 to 14% during the first quarter of fiscal year 2011, while our sales to the U.S. government increased to 14% of total revenue in first quarter of fiscal year 2011. Our international sales grew slightly to 28% of our total revenue in the first quarter of fiscal year 2011 compared to 26% in the comparable year ago period. While it is not possible for us to quantify changes in pricing, because of the introduction of new products, improved product performance and increased data storage capacity, we believe these factors help mitigate competitive pricing pressures.
Cost of revenue and gross profit. Cost of revenue consists of costs associated with direct material, labor, manufacturing overhead, shipment of products, inventory write downs and share-based compensation. Cost of revenue also includes personnel costs for providing maintenance and professional services. Our manufacturing overhead and professional services personnel costs are fixed or semi-variable. Our gross margins are impacted by changes in customer and product mix, pricing actions by our competitors and commodity prices that comprise a significant portion of cost of revenue from period to period. Further when certain sales contracts are deferred in accordance with our revenue recognition policy, the related cost of revenue is deferred and recognized over the service period.
Our cost of revenues and gross profit are impacted by price changes, product configuration, revenue mix and product material costs. Our service cost of revenues and gross margin are impacted by timing of support service initiations and renewals, and incremental investments in our customer support infrastructure.
Our headcount in the manufacturing and services organization decreased by 30 employees from 608 employees at September 25, 2009 to 578 employees at September 24, 2010. Cost of revenue increased by a lower percentage than revenue due to a shift in mix towards a greater percentage of higher margin high performance compute server and storage products.
Gross profit increased $8.6 million or 38% to $31.0 million in the three months ended September 24, 2010 from $22.4 million in the three months ended September 25, 2009. Gross margin percentage increased to 27% in the three months ended September 24, 2010 from 22% in the three months ended September 25, 2009. Our gross profit and gross margin percentage increased due to a change in mix shift to higher margin high performance compute server and storage products, including the ramp of our new Altix UV and COPAN products. We maintained gross margins across the rest of our product offerings, including our services organization and data center related products. In addition, the adoption of the new accounting standards for revenue recognition increased cost of revenue and gross profit by $6.9 million and $5.4 million, respectively. Approximately 2% increase in our gross margin percentage is attributable to the adoption of the new accounting standards for revenue recognition. Historically, our high performance compute server and storage products were deferred and amortized under the previous revenue recognition standards. With the adoption of the new accounting standards, we are able to immediately recognize higher revenue on these products and benefit from higher margins on these arrangements.
Operating Expenses
Operating expenses for the three months ended September 24, 2010 and September 25, 2009 were as follows:

	Three months ended		Change
	At September 24, 2010	September 25, 2009	$	%
	(in thousands, except percentages)
Research and development	$13,753	$11,345	$2,408	21%
Sales and marketing	$14,938	$14,767	$171	1%
General and administrative	$12,754	$13,811	$(1,057)	(8)%
Restructuring	$635	$503	$132	26%
Acquisition-related	$—	$411	$(411)	(100)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense increased $2.4 million or 21% to $13.8 million in the three months ended September 24, 2010 from $11.3 million in the three months ended September 25, 2009. Increase in research and development expense is primarily due to $1.8 million decrease in research and development reimbursements from our business partners. During the three months ended September 24, 2010, we received $0.2 million of research and development reimbursements compared to $2.0 million research and development reimbursements during the three months ended September 25, 2009. In addition, third-party research and development services increased by $1.0 million in the three months ended September 24, 2010 compared to the three months ended September 25, 2009 due to higher third-party expenses incurred for development of our new products. Furthermore, compensation and related expenses also increased by $0.3 million primarily due to increase in headcount by 16 employees from 268 employees as of September 25, 2009 to 284 employees as of September 24, 2010. This increase in R&D was partially offset by decrease in expense relating to materials and supplies of $0.6 million primarily due to decrease in purchases of tooling and test equipment used for research and development activities.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and print advertising.

Sales and marketing expense increased $0.2 million or 1% to $14.9 million in the three months ended September 24, 2010 from $14.7 million in the three months ended September 25, 2009. The increase in sales and marketing expense was primarily due to increase in travel expenses of $0.5 million. Share-based compensation expense also increased by $0.3 million in the three months ended September 24, 2010 compared to the three months ended September 25, 2009. This increase in sales and marketing expenses was offset by a decrease in compensation and related expense of $0.1 million due to reduction in headcount by 21 employees from 269 employees as of September 25, 2009 to 248 employees as of September 24, 2010, offset by higher commission costs due to increase in revenue. Intangible amortization also decreased by $0.5 million in the three months ended September 24, 2010 compared to the three months ended September 25, 2009.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, share-based compensation, and facilities and information technology costs.
General and administrative expense decreased $1.1 million or 8% to $12.8 million in the three months ended September 24, 2010 from $13.8 million in the three months ended September 25, 2009. The decrease in general and administrative expense was primarily due to decrease in third-party consulting services of $0.4 million. During the three months ended September 25, 2009, we incurred additional outside consulting costs related to the acquisition of Legacy SGI. Our audit and tax related expenses decreased by $0.3 million during the three months ended September 24,2010. Headcount increased by 8 employees from 187 employees to 195 employees in the three months ended September 24, 2010 compared to the three months ended September 25, 2009. Despite the increase in headcount, compensation and related expenses decreased by $0.2 million due to decrease in temporary labor and employee related benefits of $0.4 million, partially offset by increase in salary of $0.2 million. In addition, property insurance decreased by $0.3 million. These decreases in general and administrative expenses were partially offset by an increase in bad debt expense of $0.2 million.
Restructuring. On July 27, 2009, management approved restructuring actions to reduce our European workforce and vacate certain facilities. The restructuring expense for the three months ended September 24, 2010 related to these actions was $0.6 million compared to $0.5 million in restructuring expenses for the three months ended September 25, 2009. As a result of the restructuring actions undertaken, we anticipate future cash outflow of $1.0 million, primarily during fiscal year 2011.
Acquisition-related. In the three months ended September 25, 2009, we incurred $0.4 million of expense related to our acquisition of Legacy SGI. There were no acquisition-related expenses in the three months ended September 24, 2010.
Total other income
Total other income for the three months ended September 24, 2010 and September 25, 2009 was as follows:

	Three months ended		Change
	September 24, 2010	September 25, 2009	$	%
	(in thousands, except percentages)
Interest income, net	$130	$124	$6	5%
Other income, net	$415	$605	$(190)	(31)%
Interest income, net. Interest income, net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds, U.S. treasury bills, and auction rate securities ("ARS"). Increase in interest income, net was immaterial in the three months ended September 24, 2010 compared to September 25, 2009. The increase was primarily due to higher interest rates in our ARS, offset by lower interest-bearing investment account balances in the three months ended September 24, 2010 as compared to the three months ended September 25, 2009.
Other income, net. Other income, net in the three months ended September 24, 2010 decreased by $0.2 million compared to the three months ended September 25, 2009. Other income, net in the three months ended September 24, 2010 consists of foreign exchange gain of $1.6 million, offset by a realized loss on our investments in auction rate securities of $1.2 million. Other income, net in the three months ended September 25, 2009 consists of foreign exchange gain of $0.6 million. In the three months ended September 24, 2010, we experienced a favorable exchange rate effect resulting from the strengthening of the Euro against the U.S. dollar.

Income tax provision from continuing operations
Income tax provision from continuing operations for the three months ended September 24, 2010 and September 25, 2009 were as follows:

	Three months ended		Change
	September 24, 2010	September 25, 2009	$	%
	(in thousands, except percentages)
Income tax provision from continuing operations	$649	$62	$587	947%
We recorded a tax expense of $0.6 million for the three months ended September 24, 2010. The tax expense included $0.4 million of unrecognized tax benefits and related interest for the quarter. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the year ended September 24, 2010 primarily due to operating losses generated during the period from which the Company does not benefit and release of valuation allowance on certain foreign entities with operating income.
We recorded a tax expense of $0.1 million for the three months ended September 25, 2009. The tax expense included a discrete tax benefit of $0.7 million related to a research and development credit claim for fiscal years 2005 and 2006, net of unrecognized tax benefits. It also includes $0.3 million of unrecognized tax benefits and related interest for the quarter. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months ended September 25, 2009 primarily due to the Company’s tax benefit attributable to the utilization of tax attributes in the prior years and operating losses generated during the period from which the Company does not benefit.
As of September 24, 2010, we have provided a partial valuation allowance against the majority of our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. As of September 24, 2010, we have determined that it is more likely than not that certain foreign deferred tax assets will be realized and as a result, we released the valuation allowance related to the deferred tax assets of certain foreign subsidiaries. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
As of September 25, 2009, we had provided a full valuation allowance against net deferred tax assets.
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, for the three months ended September 24, 2010 and September 25, 2009 were as follows:

	Three months ended		Change
	September 24, 2010	September 25, 2009	$	%
	(in thousands, except percentages)
Income from discontinued operations, net of tax	$—	$180	$(180)	(100)%
During the year ended January 3, 2009, we classified our RapidScaleTM product line as a discontinued operation as a result of discontinuing this product line. Our decision was a result of a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms.
The revenue contribution from this product line was immaterial for the three months ended September 24, 2010 and $0.2 million for the three months ended September 25, 2009.

Liquidity and Capital Resources
We had $88.2 million of cash and cash equivalents at September 24, 2010 and $129.3 million at June 25, 2010. Historically, we have required capital principally to fund our working capital needs. It is our investment policy to invest in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At September 24, 2010, we had short-term and long-term restricted cash and cash equivalents of $3.3 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services.
At September 24, 2010, we held $7.4 million of long-term investments consisting of various ARS. Substantially all of the ARS are collateralized by guaranteed student loans, and insured or reinsured by the federal government. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted the markets where our ARS would be offered. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, our investments in ARS are not currently available to meet liquidity needs. For additional information related to our investments in ARS investments, see Note 4 to our unaudited condensed consolidated financial statements in this Form 10-Q.
On August 31, 2010, our Board of Directors authorized us to resume our stock repurchase program previously authorized by the Board of Directors in February 2009. Under the program, we are authorized to repurchase up to $40.0 million of our common stock and the duration of the program is open ended. During the three months ended September 24, 2010, we repurchased 176,000 shares of our common stock totaling $1.3 million. As of September 24, 2010, we have $37.6 million in remaining authorization for the stock repurchase program. We do not expect the stock repurchase to have an adverse effect on our future liquidity or capital resources as the program may be discontinued or suspended at any time by the Board of Directors.
The adequacy of these resources to meet our liquidity needs beyond the next twelve months will depend on our growth, operating results and capital expenditures required to meet our business needs. If we fail to generate cash from operations, or generate additional cash from our operations on a timely basis, we may not have the cash resources required to run our business and we may need to seek additional sources of funds to meet our needs. Cash flows from our discontinued operations have been included in our unaudited consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources.
At September 24, 2010, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.
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
The following is a summary of cash activity (in thousands):

	Three months ended
	September 24, 2010	September 25, 2009
Unaudited consolidated statements of cash flows data:
Net cash used in operating activities	$(40,853)	$(14,397)
Net cash used in investing activities	(386)	(1,711)
Net cash provided by financing activities	103	91
Net decrease in cash and cash equivalents	$(41,136)	$(16,017)
Operating Activities
Cash used in operating activities was $40.9 million for the three months ended September 24, 2010. Our net loss was

$11.2 million for the three months ended September 24, 2010. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $4.1 million, share-based compensation expense of $1.2 million, realized loss on investments of $1.2 million, and provisions for doubtful accounts receivable of $0.4 million. Net change in operating assets and liabilities was $36.5 million. The primary operating activity source of cash was an increase in deferred revenue. The primary operating activities uses of cash were increases in inventory, deferred cost of revenue and accounts receivable and a decrease in accounts payable, and accrued compensation.
For the three months ended September 24, 2010, deferred revenue and deferred cost of revenue increased $15.7 million and $14.5 million, respectively, primarily due to the timing of revenue recognition on sales transactions which were required to be deferred in accordance with our revenue recognition policy. Inventory increased $15.4 million due to timing of inventory purchases and shipments to customers. Additionally, accounts receivable increased $17.2 million, reflecting an increase in shipments and the timing of sales near the end of the quarter. Accounts payable decreased $1.4 million, primarily due to the timing of payments. Accrued compensation decreased $3.2 million primarily due to timing of compensation and related payments. We accrued for two weeks of compensation and related payments at June 25, 2010, compared to one week of compensation and related payments at September 24, 2010.
Cash used in operating activities was $14.4 million for the three months ended September 25, 2009. Our net loss was $17.6 million for the three months ended September 25, 2009. Non-cash items included in net loss consisted primarily of depreciation and amortization of $4.3 million and share-based compensation of $1.1 million. Net change in operating assets and liabilities was approximately $2.7 million, which resulted primarily from increases in accounts receivable and inventories, partially offset by an increase in deferred revenue, net of deferred cost of revenue and a decrease in prepaid expenses and other assets. Accounts receivable increased $20.9 million, reflecting an increase in shipments and the timing of sales. Inventories increased $8.7 million primarily due to an increase in finished goods inventory held at customer locations, pending acceptance, partially offset by lower raw material and work-process inventories. Partially offsetting these uses of cash was an increase in deferred revenue, net of deferred cost of revenue of $23.2 million and a decrease of $3.6 million in prepaid expenses and other assets, which was due primarily to a decrease in non-trade receivables.
Investing Activities
Cash used in investing activities was $0.4 million in the three months ended September 24, 2010, primarily due to the purchases of property and equipment of $1.2 million. This cash outflow was partially offset by an increase in restricted cash and cash equivalents of $0.7 million and proceeds from maturities of long-term investments of $0.2 million.
Cash used in investing activities was $1.7 million in the three months ended September 25, 2009. Cash used in investing activities in the three months ended September 25, 2009 was primarily due to the purchases of property and equipment of $1.8 million. This cash outflow was partially offset by proceeds from maturities of long-term investments of $0.1 million.
Financing Activities
Cash provided by financing activities was $0.1 million in the three months ended September 24, 2010, primarily due to proceeds from the issuance of stock under the employee stock purchase plan and stock options of $1.1 million, partially offset by repurchases of restricted stock of $0.2 million and purchase of treasury stock of $0.8 million.
Cash provided by financing activities was $0.1 million in the three months ended September 25, 2009, which was primarily due to proceeds from the issuance of stock under the employee stock purchase plan of $0.3 million, partially offset by the repurchases of restricted stock of $0.2 million.
In February 2009, our Board of Directors authorized a share repurchase program of up to $40.0 million of our common stock. Under the program, we are able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. During the three months ended September 24, 2010, we repurchased 176,000 shares of outstanding common stock for a total of $1.3 million, $0.8 million of which was paid in cash and $0.5 million was recorded as other liabilities due to timing of payments. There were no repurchases in the three months ended September 25, 2009.
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
Contractual Obligations and Commitments

The following are contractual obligations and commitments at September 24, 2010, associated with lease obligations and contractual commitments (in thousands):

Fiscal Year	Operating leases	Purchase obligations	Total
2011 (remaining nine months)	$4,921	$11,695	$16,616
2012	5,722	1,821	7,543
2013	4,826	—	4,826
2014	2,659	—	2,659
2015	904	—	904
2016 and thereafter	517	—	517
Total	$19,549	$13,516	$33,065
As of September 24, 2010, the net recorded tax liability for uncertain tax positions was $22.3 million, including interest and penalty. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.
Operating Leases
As of September 24, 2010, we had total outstanding commitments on non-cancelable operating leases of $19.5 million, $12.8 million of which relate to our domestic leases. These leases are generally for terms of five to seven years and generally provide renewal options for terms of three to five additional years. A significant portion of our domestic leases will expire on 2013. Our domestic leases include our headquarters in Fremont, CA.
We have total outstanding commitments of $6.8 million in our non-cancelable international operating leases. Of this total amount, $5.1 million relate to our operating lease in the Europe, Middle East, and Africa (“EMEA”) region and $1.6 million relates to our facilities in the Asia Pacific (“APAC”) region. Our major facility leases in the EMEA region are generally for terms of four to nine years, and generally do not provide renewal options. Our major facility leases in the APAC region, except for Melbourne, Australia, are generally for terms of three to five years, and generally do not provide renewal options. We can renew our Melbourne, Australia lease for one additional period of five years.
Purchase Obligations
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through 2012. As of September 24, 2010, there was a remaining commitment of approximately $13.5 million, of which $11.7 million will be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Off Balance Sheet Arrangements
We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at September 24, 2010 was $3.8 million for which we have $3.3 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 24, 2010. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of September 24, 2010.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. We periodically evaluate our material estimates and judgments based on the terms of underlying agreements, the expected course of development, historical experience and other factors that we believe are reasonable under the circumstances. However, actual future results may vary from our estimates.
We believe that the accounting policies discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 25, 2010 are significantly affected by critical accounting estimates and that they are both highly important to the portrayal of our financial condition and results and require difficult management judgments and assumptions about matters that are inherently uncertain. Certain of these significant accounting policies are considered to be critical accounting policies.
Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Share-based compensation;

•	Restructuring expense;

•	Allowance for doubtful accounts;

•	Inventory valuation;

•	Impairment of long-lived assets;

•	Fair value measurements and impairments;

•	Warranty reserve; and

•	Accounting for income taxes;

There have been no significant changes in the Company's significant accounting policies for the three months ended September 24, 2010 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 25, 2010, except for the changes in revenue recognition as a result of new accounting standards as described below.
Revenue Recognition.
We enter into sales contracts to deliver multiple products and/or services. A typical multiple-element arrangement includes product, customer support services and professional services. We also sell software products as part of certain multiple-element arrangements. In addition to selling multiple-element arrangements, we also sell certain products and services on a stand-alone basis.
Product revenue. We recognize revenue from sales of products, primarily hardware, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. In customer arrangements where a formal acceptance of products or services is required by the customer, revenue is recognized upon meeting such acceptance criteria.
Service revenue. Service revenue includes customer support services, primarily hardware maintenance services, and professional services, which include consulting services and integration services of third-party products. Revenue from extended service contracts, that is not subject to deferral under our revenue recognition policy applicable to sales contracts entered into prior to fiscal year 2011 discussed below and are expressly priced separately from the hardware, is recognized ratably over the contract term, generally one to three years. Professional services are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are performed.
Multiple-element arrangements. Our multiple-element arrangements include products, customer support services and/or professional services. Certain multiple-element arrangements include software products integrated with the hardware (“Hardware Appliance”) and we provide unspecified software updates and enhancements to the software through its service contracts. For arrangements which do not include Hardware Appliances and where services are included, we recognize revenue from the sale of products prior to the completion of services as product sales are not dependent on services to be functional.
In October 2009, the Financial Accounting Standards Board ("FASB") amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. ASU 2009-13 amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE"), and the best estimate of selling price ("BESP"). If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used.
Effective June 26, 2010, we adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating after June 25, 2010. The adoption of ASU 2009-13 and ASU 2009-14 was material to our financial results, increasing revenues and gross profit by $12.3 million and $5.4 million, respectively, for the quarter ended September 24, 2010. The impact was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements which include hardware appliances or arrangements where the undelivered element is post contract customer support ("PCS") for which we were unable to establish VSOE of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement. We expect the adoption of ASU 2009-13 and ASU 2009-14 to be material to future periods; however, we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.
For fiscal year 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services, and or professional services, we allocate revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is more-than-incidental, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue, as amended.
We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.
We evaluate each deliverable in an arrangement to determine whether they represent separate units of accounting. The delivered item constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combined unit as a single unit. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price.
We have not consistently established VSOE of fair value of any of its products or services. In addition, we have not established TPE as there are no similar or interchangeable competitor products or services in standalone sales to similarly situated customers. Therefore, revenue from these multiple-element arrangements are allocated based on the BESP. The objective of BESP is to determine the price at which we would transact a sale if a product or service were sold on a stand-alone basis. We determine BESP for product or service by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific market factors, competitive positioning, competitor actions, profit objectives and pricing practices. The determination of BESP is a formal process that includes review and approval by our management. In addition, we regularly reviews VSOE and TPE for our products and services, in addition to BESP.
For fiscal year 2010 and sales contracts entered into prior to fiscal year 2011, pursuant to the previous guidance for multiple-element arrangements, we recognized revenue from the sale of products prior to the completion of services as the services were not essential to the functionality of the products. Certain multiple-element arrangements include software products integrated with the Hardware Appliance and we provided unspecified software updates and enhancements to the software through its service contracts. For arrangements which include hardware appliances or arrangements where the undelivered element is PCS, we have not established VSOE of fair value of the element. Therefore, revenue and related cost of revenue from these arrangements was deferred and recognized ratably over the PCS period as combined product and service revenue in the unaudited condensed statements of operations.

Recent Accounting Pronouncements
See Note 3 to our unaudited condensed consolidated financial statements in this Form 10-Q for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects on our results of operations, financial condition, and cash flows.

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
Investment Risk
The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents, and investments in high credit quality, readily liquid securities, primarily U.S. treasuries and money market funds. Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of September 24, 2010, our cash and cash equivalents of $88.2 million consisted primarily of cash, money market funds, and U.S. treasury bills. Due to the short term nature of our investment portfolio, we believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
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
At September 24, 2010, we held ARS with a fair value of $7.4 million. ARS are securities that are structured with short-term interest rate reset dates of generally less than 90 days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to 35 days, investors can sell or continue to hold the securities at par subject to a successful interest rate reset. In the first and second quarters of fiscal year 2008, certain ARS failed auction due to sell orders exceeding buy orders. Our ARS consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the Department of Education. During the three months ended September 24, 2010, the Company has entered into an 'offer to sell' with a secondary market broker for all of its ARS securities. As such, the Company determined that an other-than-temporary impairment has occurred with respect to its entire ARS portfolio. The Company has recognized the total unrealized loss of $1.2 million as realized loss during the three months ended September 24, 2010.
Foreign Exchange Risk

As of September 24, 2010 and June 25, 2010, foreign currency cash accounts totaled $27.1 million and $28.6 million, respectively (primarily in Euros, Canadian dollars, Australian dollars and British pounds).
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net in our unaudited consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses, and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency.
At September 24, 2010, we had no foreign currency forward contracts or option contracts.
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
For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $2.7 million change in the value of our financial instruments.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures that are designed to ensure that the information included in reports we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is processed and reported within the appropriate time periods. Our management, including our chief executive officer and chief financial officer, has concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 24, 2010 to ensure the information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended September 24, 2010, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.
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
On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. We assumed this claim in connection with our acquisition of Legacy SGI assets, and are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.7 million based on the conversion rate on September 24, 2010) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on September 24, 2010) plus interest and costs. The proceeding has commenced but the hearing, scheduled for June 2010, could not take place and the next rescheduled hearing date is awaited from the Arbitor. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
On January 16, 2009, we and certain of our former officers were sued in the United States District Court for the Northern District of California, in a matter captioned In Re Rackable Systems, Inc. Securities Litigation, Case No. C-09-0222-CW. On April 16, 2009, the Court appointed Elroy Whittaker as Lead Plaintiff and the Law Firm of Glancy Binkow & Goldberg LLP as Lead Plaintiff's Counsel. Lead Plaintiff filed a consolidated amended complaint (the “Amended Complaint”) on June 15, 2009. The Amended Complaint asserts claims for violations of (i) Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and (ii) Section 20(a) of the Exchange Act. The allegations relate to the drops in our share price in early 2007 relating to its earnings reports for 2006 and Q4 2006. On August 13, 2009, we and our former officers filed a Motion to Dismiss the Amended Complaint (the “Motion to Dismiss”), which Lead Plaintiff opposed. On January 13, 2010, the Court entered an order granting the Motion to Dismiss, which dismissed the Amended Complaint with leave to amend. On February 3, 2010, Lead Plaintiff filed a second amended complaint asserting the same claims as the amended complaint. On April 2, 2010, Lead Plaintiff filed a stipulated proposed order requesting leave to file a supplemental second amended complaint, which substituted new Lead Plaintiffs into the action but otherwise did not change the allegations of the second amended complaint. On April 5, 2010, the Court granted the stipulated order and entered the supplemental second amended complaint. On April 9, 2010, we and our former officers filed a Motion to Dismiss the Supplemental Second Amended Complaint. The Court granted the Motion to Dismiss and entered judgment dismissing the action with prejudice on August 31, 2010. Because Lead Plaintiffs did not appeal the dismissal, the Court's judgment is now final and the action is terminated.
In March 2009, we and certain of our present and former directors and officers were sued in the Superior Court of the State of California for Alameda County, in a shareholder derivative lawsuit captioned Milo v. Barton, et al, Case No. R30944-0474. The complaint alleges that the defendants engaged in various acts and omissions that resulted in the drops of our share price in early 2007, and asserts claims for alleged breaches of defendants' fiduciary duties, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, disgorgement of unspecified compensation earned by the defendants, and an award of an unspecified amount for plaintiff's costs and attorney's fees. By stipulated order dated April 13, 2009, this action was stayed pending resolution of the pleadings in the federal class action. Because the federal class action was dismissed with prejudice, Plaintiff was required to notify defendants whether Plaintiff will file an amended complaint or proceed with the existing complaint by November 1, 2010, but has done neither. Defendants will then be required to move to dismiss or otherwise respond to the complaint or amended complaint, as applicable, within 40 days after an amended complaint is filed or notice is given that Plaintiff will not amend. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
On December 3, 2009, we initiated an arbitration proceeding captioned Silicon Graphics Intl. Corp., f/k/a Rackable Systems, Inc. v. Thomas Weisel Partners Group, Inc., et al., FINRA Arb. No. 09-06849, against its former investment advisor Thomas Weisel Partners LLC (“TWP”), as well as TWP's parent company Thomas Wiesel Partners Group, Inc., to remedy TWP's alleged mismanagement and wrongful advice pertaining to our investments in allegedly unsuitable and illiquid investments called “auction rate securities” (“ARS”). Due to market conditions, the ARS at issue are still held by us, as described elsewhere herein. We filed our arbitration claim with the Financial Industry Regulatory Authority (“FINRA”), and

assert various causes of action including breach of fiduciary duty, unsuitability, and breach of contract. We seek remedies including rescission; restitution; disgorgement; and compensatory, consequential, and punitive damages, and requests a damages award in excess of $9.0 million, exclusive of punitive damages and other potential relief. TWP filed its Answer on February 4, 2010. The parties have commenced discovery and the arbitration is currently scheduled to commence in February 2011. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

Item 1A. Risk Factors.
We have updated the risk factors appearing under the caption “Risks Relating to our Business and Industry” set forth in our Annual Report on Form 10-K for the year ended June 25, 2010. These updated risk factors are set forth below. We have designated with an asterisk (*) those risk factors that have changed substantively from those set forth in our Annual Report on Form 10-K.
Risks Related To Our Business and Industry
Our periodic operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.*
Our quarterly and annual periodic operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. We expect that our revenue, gross margin, and earnings per share will fluctuate on a periodic basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our periodic operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	increased competition causing us to sell our products or services at decreasing margins;

•	location and timing requirements for the delivery of our products and services;

•	longer acceptance cycles of our products by certain customers;

•	addition of new customers or loss of existing customers, especially involving our largest customers;

•	gross margin obtained on the sales of products and services, especially to our largest customers;

•	write-off of excess and obsolete inventory;

•	impairment and shortening of the useful life of components from our suppliers;

•	unexpected changes in the price for, and the availability of, components from our suppliers;

•	our ability to enhance our products with new and better designs and functionality;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	actions taken by our competitors, such as new product announcements or introductions or changes in pricing;

•	revenue and gross margin disparity among our lines of server product and storage product lines;

•	market acceptance of our newer products, such as Altix UV and our COPANTM platforms;

•	technology regulatory compliance, certification and intellectual property issues associated with our products;

•	the payment of unexpected legal fees and potential damages or settlements resulting from protecting or defending our intellectual property or other matters;

•	the payment of significant damages or settlements resulting from faulty or malfunctioning products or the provision of services unsatisfactory to our customers;

•	the market downturn and delay in orders of our products;

•	the departure and acquisition of key management and other personnel; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

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

Because these competitors may have greater financial strength than we do and are able to offer a more diversified bundle of products and services, they may have the ability to severely undercut the pricing of our products or provide additional products or servicing at little or no cost, which would make us less competitive or force us to reduce our average selling prices, negatively impacting our margins. In the past, we have had transactions where one or more competitors undercut our prices causing us to reduce our price, which negatively impacted our gross margin on that transaction and our overall gross margin. In addition, we have on occasion lost sales opportunities due to a competitor undercutting the pricing of our products or maintaining superior brand recognition. These competitors may be able to develop products that are superior to the commercially available components that we incorporate into our products, or may be able to offer products that provide significant price advantages over those we offer. For instance, a competitor could use its resources to develop proprietary motherboards with specifications and performance that are superior in comparison with the platforms that are currently available to the marketplace, which could give that competitor a distinct technological advantage. In addition, if our competitors' products become more accepted than our products, our competitive position will be impaired.
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

•	we may have difficulty integrating the assets, technologies, operations or personnel of an acquired company, or retaining the key personnel of the acquired company;

•	our ongoing business and management's attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically or culturally diverse enterprises;

•	we may encounter difficulty entering and competing in new product or geographic markets or increased competition, including price competition or intellectual property litigation; and

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
We expect to derive a significant portion of our revenue directly from U.S. government entities, research institutions funded by the U.S. government and third-parties that sell directly to the U.S. government. In addition, many of our scientific and research customers depend on U.S. government funding for their information technology budgets. As a result, a significant portion of our revenue depends on sales to or funded by the U.S. government such that a loss of a U.S. government contract or the failure to obtain new contracts could adversely affect our operating performance. Sales to or funded by the government present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending patterns. Our government business is also highly sensitive to changes in the U.S. government's national and international priorities and budgeting. Changes in the continuing war on terrorism may affect funding for our programs or result in changes in government programs or spending priorities that may harm our business. In addition, the U.S. government can typically terminate or modify its contracts with us at any time for its convenience. Our U.S. government business is also subject to specific procurement regulations and a variety of other requirements. Failure to comply with these or other applicable regulations and requirements could lead to suspension or debarment from government contracting or subcontracting for a period of time. Any disruption or limitation in our ability to do business with the U.S. government or entities funded by the U.S. government would materially and adversely affect our revenue and operating results.
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
For the three months ended September 24, 2010, our international revenue was $31.8 million and as of September 24, 2010, the balance in our foreign currency cash accounts is $27.1 million. As of September 24, 2010, we had no foreign currency forward contracts or option contracts. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
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
The sales cycle of our products, beginning from our first customer contact to closing of the sale, often ranges from three to six months. We may expend significant resources during the sales cycle and ultimately fail to close the sale. The success of our product sales process is subject to factors, over which we have little or no control, including:

•	the timing of our customers' budget cycles and approval processes;

•	our customers' existing use of, or willingness to adopt, open standard server products, or to replace their existing servers or expand their processing capacity with our products;

•	the announcement or introduction of competing products; and

•	established relationships between our competitors and our potential customers.

We expend substantial time, effort and money educating our current and prospective customers as to the value of our products. Even if we are successful in persuading lower-level decision makers within our customers' organizations of the benefits of our products, senior management might nonetheless elect not to buy our products after months of sales efforts by our employees or resellers. If we were unsuccessful in closing sales, after expending significant resources, our revenue and operating expenses will be adversely affected.
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
We have been substantially dependent on a concentrated number of customers that purchase in large quantities. If we are unable to maintain or replace our relationships with concentrated customers and/or diversify our customer base, our revenue may fluctuate and our growth may be limited.*
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from this type of customer. For the three months ended September 24, 2010, our top five customers accounted for approximately 44% of our total revenues, with Amazon and the U.S. government accounting for 14% and 14% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.
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
Legal actions taken by The SCO Group, Inc. (“SCO”) against IBM in 2003 and Novell, Inc. (“Novell”) in 2004 alleging intellectual property infringement and disputing the ownership of core UNIX® copyrights in code that allegedly is used in Linux are ongoing. The litigation involving SCO's claim against IBM that Linux is an unauthorized derivative work of the UNIX operating system has been stayed due to SCO's bankruptcy filing. On March 30, 2010 in the Novell litigation, a jury returned a verdict in favor of Novell finding that Novell owns the UNIX copyrights. SCO has appealed the verdict to the U.S. Court of Appeals for the Tenth Circuit. If SCO's appeal is ultimately successful, SCO could obtain a ruling that users or distributors of Linux must pay royalties to SCO or others, which could impede broader Linux adoption and could materially harm our ability to sell our products based on the Linux operating system.
In addition, Microsoft has publicly claimed that Linux infringes 235 or more of Microsoft's patents and has entered into transactions with Novell, Inc. and other Linux distributors under which the parties reportedly agree, among other things, not to sue each other's customers for potential patent infringements related to Linux. It is possible that a party (including Microsoft) could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under the GNU General Public License or other open source software licenses. In addition, the GNU General Public License has been, and may be in the future, a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation. Any ruling by a court that the Linux operating system or significant portions of it may not be copied, modified or distributed subject only to the minimal restrictions contained in these licenses, that users or distributors of Linux must pay royalties to Microsoft or others or that these licenses are not enforceable could also impede broader Linux adoption and materially harm our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their data center systems. The failure of our customers and potential customers to replace their legacy server systems and adopt open standard-based modular technologies could have a material adverse impact on our ability to maintain or generate additional revenue.
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
If shortages or delays occur, the price of these components may increase, we may be exposed to quality issues or the components may not be available at all. We may therefore not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to re-engineer some products or service offerings, resulting in further costs and delays.
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
In particular, a slowdown in IT spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or canceled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate and execute these contracts in a timely manner. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues for one or two quarters following the acquisition and their conversion rate post-acquisition may be quite different from their historical conversion rate.
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
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report. In addition, as discussed in Note 23 to the unaudited condensed consolidated financial statements in the Form 10-Q, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, and we may be required to restate our financial results for prior periods which could cause our stock price to decline.
Maintaining and improving our financial controls, particularly in light of the requirements of being a public company, may strain our resources and divert management's attention.
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
The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In particular, we acquired substantially all the assets of Legacy SGI and went through the process of integrating and harmonizing Legacy SGI financial reporting and information technology systems, including internal control over financial reporting, with our own. As a result of this and similar activities, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to meet the requirements needed to prevent additional material weaknesses. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Select Market.
If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.*
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud. As a publicly traded company we must maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Our general business strategy may be adversely affected by the current economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not continue to improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We believe we are well positioned with significant capital resources to meet our current working capital and capital expenditure requirements. However, a further prolonged or profound economic downturn may result in adverse changes to demand for our products, or our customers' ability to pay for our products, which would harm our operating results. There is also a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and could require us to change our business plans.
Uncertainty in the credit market may negatively affect the value of auction rate securities owned by us and our ability to liquidate these securities.*
Our long-term investments as of September 24, 2010 are comprised of various auction rate securities (“ARS”). ARS are variable-rate debt securities that have a long-term maturity. The interest rate on ARS resets through Dutch auctions that are held at pre-determined intervals, usually every 28 days, providing liquidity by allowing investors to roll over their holdings or obtain immediate liquidity by selling. Uncertainty in the credit market has negatively affected these auctions as they have not had sufficient bidders to allow investors to complete a sale. In February 2008, auctions of ARS that we continue to hold failed. Due to the uncertainty of liquidity, we have classified these investments as long-term and have included them in long-term investments. As of September 24, 2010, we determined that an other-than-temporary impairment has occurred with respect to our entire ARS portfolio. The Company has recognized the total unrealized loss of $1.2 million as realized loss in the unaudited condensed statements of operations during the three months ended September 24, 2010, reducing their value to $7.4 million. In the future, failed auctions may affect our ability to liquidate these ARS until a future auction is successful, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. In addition, failed auctions may affect the fair value of our ARS and may result in an impairment charge.
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
We are subject to various legal proceedings. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under Part II Item 1-Legal Proceedings of the Quarterly Report on Form 10-Q.

Risks Related to Owning Our Stock
Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.
Our stock has been publicly traded for a relatively short period of time, having first begun trading in June 2005. During that time our stock price has fluctuated significantly, from a high of approximately $56.00 per share to a low of approximately $3.42 per share. At times the stock price has changed very quickly. During the three months period ended September 24, 2010, our stock price has fluctuated from a high of approximately $8.20 to a low of approximately $5.84. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control including:

•	price and volume fluctuations in the overall stock market;

•	purchases of shares of our common stock pursuant to our share repurchase program;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	actual or anticipated fluctuations in our operating results;

•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell enterprise computing products in particular;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public's response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, customer wins or losses, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of one or more key customers;

•	the loss of key personnel;

•	the development and sustainability of an active trading market for our common stock;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2009, our Board of Directors authorized a share repurchase program of up to $40.0 million of our common stock. Under the program, we are able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and other relevant considerations. The shares we repurchase will be held in treasury for general corporate purposes, including issuance under employee equity incentive plans. The program was suspended in April 2009, and on August 31, 2010, our Board of Directors authorized us to resume the stock repurchase program. The program may be discontinued at any time by the Board of Directors.
During the three months ended September 24, 2010, we repurchased and held in treasury 176,000 shares of outstanding common stock for a total of $1.3 million. Such repurchases were accounted for at cost and reflected as treasury stock in the accompanying unaudited condensed balance sheets. No shares of outstanding common stock were repurchased during the three months ended September 25, 2009.
As of September 24, 2010, the Company held in treasury 419,695 shares for a total of $2.4 million. The Company has $37.6 million in remaining authorization for the stock repurchase program as of September 24, 2010.

	Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum approximate dollar value that may yet be purchased under the plan or program
Period
June 26, 2010 - July 23, 2010	—	—	—	$38,971,853
July 24, 2010 - August 20, 2010	—	—	—	38,971,853
August 21, 2010 - September 24, 2010	176,000	$7.61	176,000	37,627,633

Item 3. Defaults Upon Senior Securities.
None

Item 4. Reserved.

Item 5. Other Information.
None

Item 6. Exhibits.

 EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant	S-1	2.1	333-122576	2/4/2005
2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto	8-K	2.1	000-51333	8/30/2006
2.3	Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009
2.4	Amendment to Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc., dated as of April 30, 2009.	8-K	2.1	000-51333	5/5/2009
2.5	Secured Creditor Asset Purchase Agreement dated as of February 23, 2010, by and between Silicon Valley Bank and Silicon Graphics International Corp.	8-K	2.5	000-51333	3/1/2010
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	000-51333	8/12/2005
3.2	Amended and Restated Bylaws	8-K	3.2	000-51333	3/7/2008
3.3	Certificate of Ownership and Merger	8-K	3.3	000-51333	5/21/2009
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Form of Specimen Stock Certificate	8-K	4.2	000-51333	5/21/2009
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS INTERNATIONAL CORP.
By:	/s/ JAMES D. WHEAT
James D. Wheat Chief Financial Officer
Dated: November 3, 2010