Form 10-Q
period 2010-12-24
Silicon Graphics International Corp
filed 2011-02-02
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2010
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of January 27, 2011, there were 30,307,348 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited).

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009

Revenue
Product	$114,719	$—	$177,076	$—
Service	32,959	—	66,678	—
Combined product and service	29,846	94,137	46,664	194,260
Total revenue (Note 3):	177,524	94,137	290,418	194,260
Cost of revenue
Product	85,989	—	135,171	—
Service	18,392	—	37,571	—
Combined product and service	20,814	75,451	34,350	153,206
Total cost of revenue	125,195	75,451	207,092	153,206
Gross profit	52,329	18,686	83,326	41,054
Operating expenses:
Research and development	13,415	14,374	27,168	25,719
Sales and marketing	18,021	16,850	32,959	31,617
General and administrative	11,770	12,975	24,524	26,786
Restructuring	166	1,715	801	2,218
Acquisition-related	—	(968)	—	(557)
Total operating expenses	43,372	44,946	85,452	85,783
Income (loss) from operations	8,957	(26,260)	(2,126)	(44,729)
Total other expense:
Interest income, net	96	104	226	228
Other expense, net	(4,595)	(1,519)	(4,180)	(914)
Total other expense	(4,499)	(1,415)	(3,954)	(686)
Income (loss) from continuing operations before income taxes	4,458	(27,675)	(6,080)	(45,415)
Income tax provision (benefit) from continuing operations	734	(4,548)	1,383	(4,486)
Net income (loss) from continuing operations	3,724	(23,127)	(7,463)	(40,929)
Discontinued operations (Note 19):
Income from discontinued operations, net of tax	—	84	—	264
Net income (loss)	$3,724	$(23,043)	$(7,463)	$(40,665)

Net income (loss) per share, basic:
Continuing operations	$0.12	$(0.77)	$(0.25)	$(1.37)
Discontinued operations	—	—	—	0.01
Basic net income (loss) per share	$0.12	$(0.77)	$(0.25)	$(1.36)

Net income (loss) per share, diluted:
Continuing operations	$0.12	$(0.77)	$(0.25)	$(1.37)
Discontinued operations	—	—	—	0.01
Diluted net income (loss) per share	$0.12	$(0.77)	$(0.25)	$(1.36)

Shares used in computing net income (loss) per share
Basic	30,321	29,952	30,429	29,960
Diluted	30,836	29,952	30,429	29,960
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 24, 2010	June 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$100,941	$129,343
Current portion of restricted cash and cash equivalents	1,144	830
Accounts receivable, net of allowance for doubtful accounts of $2,016 and $1,646 as of December 24, 2010 and June 25, 2010, respectively	103,538	79,464
Inventories	79,074	89,929
Deferred cost of revenue	57,637	45,255
Prepaid expenses and other current assets	19,574	15,967
Total current assets	361,908	360,788
Non-current portion of restricted cash and cash equivalents	3,241	3,102
Long-term investments	6,207	7,475
Property and equipment, net	26,204	28,172
Intangible assets, net	12,608	16,223
Non-current portion of deferred cost of revenue	56,885	49,109
Other assets	29,400	32,343
Total assets	$496,453	$497,212
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,452	$49,204
Accrued compensation	21,017	21,885
Other current liabilities	33,630	27,608
Current portion of deferred revenue	138,019	137,596
Total current liabilities	234,118	236,293
Non-current portion of deferred revenue	98,346	91,989
Long-term income taxes payable	23,400	21,715
Other non-current liabilities	12,390	12,286
Total liabilities	368,254	362,283
Commitments and contingencies (Note 23)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 31,056 shares and 30,709 shares issued at December 24, 2010 and June 25, 2010, respectively	31	31
Additional paid-in capital	462,607	459,339
Treasury stock, at cost (749 shares and 244 shares at December 24, 2010 and June 25, 2010, respectively)	(4,912)	(1,022)
Accumulated other comprehensive loss	(548)	(1,903)
Accumulated deficit	(328,979)	(321,516)
Total stockholders' equity	128,199	134,929
Total liabilities and stockholders' equity	$496,453	$497,212

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 24, 2010	December 25, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,463)	$(40,665)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,600	9,729
Share-based compensation	2,453	2,423
Impairment of investment in SGI Japan Ltd.	2,904	—
Realized loss on investments	1,151	—
Provision (recovery) for doubtful accounts receivable	352	(107)
Loss on disposal of property and equipment	54	273
Deferred income taxes	(91)	—
Changes in operating assets and liabilities:
Accounts receivable	(24,426)	(12,235)
Inventories	10,855	32,383
Deferred cost of revenue	(20,158)	(55,405)
Prepaid expenses and other assets	(3,607)	1,687
Other long term assets	185	(1,905)
Accounts payable	(7,968)	(21,741)
Accrued compensation	(880)	(2)
Other liabilities	7,857	2,323
Deferred revenue	6,780	101,375
Net cash provided by (used in) operating activities	(23,402)	18,133
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,901)	(2,983)
Increase in restricted cash and cash equivalents	(453)	(1,180)
Proceeds from sales of long-term investments	1,192	—
Proceeds from maturities of long-term investments	225	50
Net cash used in investing activities	(1,937)	(4,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of restricted stock	(380)	(354)
Purchase of treasury stock	(3,890)	—
Proceeds from issuance of common stock upon exercise of stock options	227	150
Proceeds from issuance of common stock under ESPP plan	980	268
Net cash provided by (used in) financing activities	(3,063)	64
Net increase (decrease) in cash and cash equivalents	(28,402)	14,084
Cash and cash equivalents-beginning of period	129,343	128,714
Cash and cash equivalents-end of period	$100,941	$142,798
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$216	$381
Unrealized loss on investments	$—	$(12)

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes paid	$64	$875

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
The Company's headquarters is located in Fremont, California. The Company operates in 26 countries, with its primary manufacturing facilities located in Chippewa Falls, Wisconsin. The principal business of the Company is the design, manufacture and implementation of highly scalable compute servers, high-capacity storage systems and high-end computing and data management systems. In addition to the broad line of mid-range to high-end computing servers, data storage and data center technologies, the Company provides global customer support and professional services related to these products. The Company's products are used by the scientific, technical and business communities to solve challenging data intensive computing, data management and visualization problems. The vertical markets the Company serves include the federal government, defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, Internet, financial services, media and entertainment, and business intelligence and data analytics.

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
Reclassifications. The Company reclassified certain costs that were previously reported as sales and marketing expense to research and development expense to conform to the Company's internal reporting structure. Accordingly, $1.3 million and $2.6 million of costs reported for the three months and six months ended December 25, 2009, respectively, have been reclassified from sales and marketing expense to research and development expense to conform to the current period's presentation. The reclassification did not impact the Company's previously reported net revenues, gross profit, operating income, net income or earnings per share.
Fiscal Year. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Fiscal year 2011 will be comprised of 52-weeks and will end on June 24, 2011. Fiscal year 2010 was comprised of 52-weeks and ended on June 25, 2010. The Company's fiscal quarters generally have 13-week quarters ending on the last Friday of the respective period. The second quarter of fiscal year 2011 and fiscal year 2010 ended on December 24, 2010 and December 25, 2009, respectively; and each period was comprised of 13 weeks or 91 days. The Company's next 53-week fiscal year will be fiscal year 2012, and the first quarter of fiscal year 2012 will be comprised of 14 weeks or 98 days.
Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

involve difficult, subjective or complex judgments by management and include revenue recognition, share-based compensation, restructuring reserve, allowance for doubtful accounts, inventory valuation, impairment of long-lived assets, fair value measurements and impairments, warranty reserve, and accounting for income taxes.
Discontinued Operations. In October 2008, the Company committed to a formal plan to abandon the RapidScale product line (“RapidScale”). The Company has accounted for the RapidScale product line as a discontinued operation. The results of operations of the RapidScale product line have been reclassified and presented as discontinued operations, net of tax, for fiscal year 2010. The cash flows of the RapidScale product line have not been reported separately within the unaudited condensed consolidated statement of cash flows based upon materiality (see Note 19). The results of operations of the RapidScale product line for fiscal year 2011 are not material.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Policy Changes.
There have been no significant changes in the Company's significant accounting policies for the six months ended December 24, 2010 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 25, 2010, except for the changes in revenue recognition as a result of new accounting standards as described below.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Effective June 26, 2010, the Company adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating after June 25, 2010. The adoption of ASU 2009-13 and ASU 2009-14 was material to the Company's financial results, increasing revenues by $45.5 million and $57.7 million for the three and six months ended December 24, 2010, respectively, and increasing gross profit by $19.2 million and $24.6 million for the three and six months ended December 24, 2010, respectively. The impact was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements which include Hardware Appliances or arrangements where the undelivered element is post contract customer support ("PCS") for which the Company was unable to establish VSOE of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement. The Company expects the adoption of ASU 2009-13 and ASU 2009-14 to be material to future periods; however, the Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.
For fiscal year 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services, and/or professional services, the Company allocates revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is essential to the functionality of the products, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue, as amended.
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
The Company has not consistently established VSOE of fair value of any of its products or services. In addition, the Company has not established TPE as there are no similar or interchangeable competitor products or services in standalone sales to similarly situated customers. Therefore, revenue from these multiple-element arrangements is allocated based on the BESP. The objective of BESP is to determine the price at which the Company would transact a sale if a product or service were sold on a stand-alone basis. The Company determines BESP for product or service by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific market factors, competitive positioning, competitor actions, profit objectives and pricing practices. The determination of BESP is a formal process within the Company that includes review and approval by the Company's management. In addition, the Company regularly reviews VSOE and TPE for its products and services, in addition to BESP.
For fiscal year 2010 and sales contracts entered into prior to fiscal year 2011, the Company recognizes revenue pursuant to the previous guidance for multiple-element arrangements. For arrangements which do not include Hardware Appliances and where services are included, the Company recognizes revenue from the sale of products prior to the completion of services as the services are not essential to the functionality of the products. For certain multiple-element arrangements, the Company delivers software products integrated with the Hardware Appliance and provides unspecified software updates and enhancements to the software through its PCS. For arrangements which include Hardware Appliances or arrangements where the undelivered element is PCS, the Company had not established VSOE of fair value of the element. Therefore, revenue and related cost of revenue from these arrangements are deferred and recognized ratably over the PCS period as combined product and service revenue in the unaudited condensed statements of operations.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Recently Issued Accounting Standards.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires new disclosures about significant transfers in and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements with respect to Level 3 measurements. ASU 2010-16 also clarifies existing fair value disclosures about valuation techniques and inputs used to measure fair value. The new disclosures and clarifications of existing disclosures were effective for the Company during the three months ended September 24, 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective for the Company beginning June 25, 2011 (fiscal year 2012). As the provisions of ASU 2010-06 relate to disclosure requirements only, the revised guidance did not have a material impact on our financial statements during the six months ended December 24, 2010.

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
Long-term Investments
Long-term investments consist of auction rate securities ("ARS"), which are investments with contractual maturities generally between zero and 50 years. The Company's ARS consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the U.S. Department of Education. Beginning in February 2008, certain ARS failed auction due to sell orders exceeding buy orders. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified the ARS of $6.2 million as long-term investments in the accompanying unaudited condensed consolidated balance sheets as the Company's ability to liquidate such securities in the next 12 months is uncertain.
Long-term investments consist of the following (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
December 24, 2010
Auction rate securities	$6,207	$—	$—	$6,207
June 25, 2010
Auction rate securities	$8,775	$—	$(1,300)	$7,475
On November 16, 2010, the Company sold one of its ARS and received approximately $1.2 million in cash proceeds. The fair value of the ARS was approximately $1.1 million at the time of the sale. As a result, the Company recognized a gain of approximately $0.1 million in the unaudited condensed consolidated statements of operations during the three months ended December 24, 2010.
As of December 24, 2010, the Company re-assessed the fair value of its ARS and the Company determined that there was an increase in fair value primarily due to changes in the estimated rate of return used in the discounted cash flow model to estimate the fair value of the ARS. However, the change in fair value was immaterial for the three months ended December 24, 2010. For the six months ended December 24, 2010, the Company has recognized unrealized losses of $1.2 million in the unaudited condensed consolidated statements of operations. The unrealized losses were recognized as the Company entered into an 'offer to sell' with a secondary market broker for all of its ARS and the Company determined that an other-than-temporary impairment had occurred with respect to its entire ARS portfolio.
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
Fair Value of Financial Instruments
The following table sets forth the financial instruments measured at fair value on a recurring basis as of December 24, 2010 (in thousands):

	Level 1	Level 2	Level 3	Assets at fair value
December 24, 2010
Cash equivalents
Money market funds	$1,615	$—	$—	$1,615
U.S. treasury bills	15,554	—	—	15,554
Long-term investments
Auction rate securities	—	—	6,207	6,207
Total	$17,169	$—	$6,207	$23,376
The Company's money market funds and U.S. treasury bills are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices of the identical underlying securities in active markets.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended December 24, 2010.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended December 24, 2010 were as follows (in thousands):

Six Months Ended December 24, 2010	ARS
Beginning balance at June 25, 2010	$7,475
Redemption at par value	(225)
Total realized gains included in net income	101
Sale of securities	(1,144)
Ending balance at December 24, 2010	$6,207
The Company may also be required to measure certain assets or liabilities at fair value on a nonrecurring basis. The fair values of accounts receivable, accounts payable, and accrued liabilities approximates their carrying values because of the short-term nature of these instruments. The investment in SGI Japan Ltd. ("SGI Japan") is accounted for under the cost method and fair value of the investment is measured using comparison to companies in Japan, analysis of the financial condition of SGI Japan, and conditions reflected in the capital markets. During the three months ended December 24, 2010, the Company determined that there had been an other-than-temporary impairment of its investment in SGI Japan. As a result, the Company wrote down the investment by $2.9 million, which represented the difference between the investment's carrying value and the estimated fair value of the investment. The Company included the impairment loss in other expense, net, for the three and six months ended December 24, 2010. The value of the investment in SGI Japan after the write down was $2.1 million, which represented the estimated fair value of the investment at December 24, 2010. As of June 25, 2010, the fair value of the investment in SGI Japan was $5.0 million.

5. INVENTORIES
Inventories consist of the following (in thousands):

	December 24, 2010	June 25, 2010
Finished goods	$21,644	$37,525
Work in process	17,150	13,875
Raw materials	40,280	38,529
Total inventories	$79,074	$89,929

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 24, 2010	June 25, 2010
Non-trade accounts receivable	$2,816	$4,794
Prepaid taxes	1,605	2,128
Value-added tax receivable	12,001	5,272
Deferred income taxes	463	463
Other prepaid and current assets	2,689	3,310
Total prepaid expenses and other current assets	$19,574	$15,967

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (dollars in thousands):

	Estimated Useful Life	December 24, 2010	June 25, 2010
Land	N/A	$799	$799
Building	30-32	11,228	11,062
Computer equipment and software	2-6	19,639	17,830
Manufacturing equipment	2-7	5,548	5,451
Leasehold improvements	2-7	7,201	7,501
Furniture and fixtures	2-7	1,534	1,532
Vehicles	5	104	104
Construction in progress	N/A	693	428
		46,746	44,707
Less accumulated depreciation and amortization		(20,542)	(16,535)
Total property and equipment, net		$26,204	$28,172
Depreciation and amortization expense was $1.9 million and $3.1 million for the three months ended December 24, 2010 and December 25, 2009, respectively. Depreciation and amortization expense was $5.0 million and $6.0 million for the six months ended December 24, 2010 and December 25, 2009, respectively.

8. INTANGIBLE ASSETS, NET
The following table details the Company's intangible asset balance by major asset class (dollars in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	December 24, 2010
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(2,300)	$4,600
Purchased technology	5	7,800	(2,353)	5,447
Customer backlog	(a)	5,100	(5,092)	8
Trademark/trade name portfolio	5	3,667	(1,231)	2,436
Patents & other	2	200	(83)	117
Total		$23,667	$(11,059)	$12,608

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 25, 2010
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(1,610)	$5,290
Purchased technology	4	5,300	(1,434)	3,866
Customer backlog	(a)	5,100	(3,517)	1,583
Trademark/trade name portfolio	5	3,667	(849)	2,818
Patents & other	2	200	(34)	166
Subtotal		21,167	(7,444)	13,723
In-process research & development costs not subject to amortization	(b)	2,500	—	2,500
Total		$23,667	$(7,444)	$16,223

(a)	The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

(a)	customer order, reflecting the use of the asset.

(b)
In-process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. During the three months ended September 24, 2010, the Company completed the associated research and development efforts and transferred the in-process research and development costs to purchased technology category.

Intangible assets amortization expense was $2.6 million and $2.2 million in the three months ended December 24, 2010 and December 25, 2009, respectively. Intangible assets amortization expense was $3.6 million and $3.7 million in the six months ended December 24, 2010 and December 25, 2009, respectively.
As of December 24, 2010, the expected amortization expense for all intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2011 (remaining six months)	$2,048
2012	3,902
2013	3,113
2014	2,645
2015	300
2016 and thereafter	600
Total amortization	$12,608

9. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 24, 2010	June 25, 2010
Long-term service inventory	$15,927	$16,135
Restricted pension plan assets	7,641	6,945
Investment in SGI Japan	2,096	5,000
Residual value of leased equipment	416	763
Long-term refundable deposits	1,276	1,154
Other assets	2,044	2,346
Total other assets	$29,400	$32,343

10. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	December 24, 2010	June 25, 2010
Accrued warranty, current portion	$2,509	$2,859
Accrued sales and use tax payable	15,934	8,083
Income taxes payable	1,055	1,214
Accrued restructuring	569	1,311
Accrued professional services fees	1,372	1,874
Royalty reserve	714	927
Other	11,477	11,340
Total other current liabilities	$33,630	$27,608

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	December 24, 2010	June 25, 2010
Pension liability	$7,621	$7,012
Deferred income taxes	342	342
Accrued warranty, non-current portion	1,218	1,527
Deferred rent, non-current portion	853	981
Other	2,356	2,424
Total other non-current liabilities	$12,390	$12,286

12. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Balance at beginning of period	$3,519	$8,005	$4,386	$8,572
Current period accrual	858	255	1,281	882
Warranty expenditures charged to accrual	(939)	(908)	(1,861)	(2,102)
Changes in accrual for pre-existing warranties	288	—	(80)	—
Balance at end of period	$3,726	$7,352	$3,726	$7,352

13. RESTRUCTURING ACTIVITY
On July 27, 2009, management approved restructuring actions to reduce the Company's European workforce and vacate certain facilities in Europe. The total amount expected to be incurred in connection with the restructuring activity is $9.0 million. The Company expects employee severance to be substantially paid during the remainder of fiscal year 2011 and the Company expects to substantially fulfill the remaining contractual obligations related to the facilities exit costs by fiscal year 2012. As of December 24, 2010, the total cost incurred in connection with the restructuring was $8.5 million.
The total restructuring expense is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Employee terminations	$178	$1,612	$738	$1,951
Facilities exits costs	—	103	75	267
Total restructuring expense	$178	$1,715	$813	$2,218
Activity in accrued restructuring during the six months ended December 24, 2010 is as follows (in thousands):

	Employee Terminations	Facilities Exit Costs	Total
Balance at June 25, 2010	$1,268	$337	$1,605
Costs incurred	560	75	635
Cash payments	(1,179)	(67)	(1,246)
Balance at Septebmer 24, 2010	649	345	994
Costs incurred	178	—	178
Cash payments	(312)	(67)	(379)
Balance at December 24, 2010	$515	$278	$793

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

The restructuring liability balance of $0.8 million as of December 24, 2010 includes $0.6 million recorded in other current liabilities and $0.2 million recorded in other non-current liabilities in the accompanying unaudited condensed consolidated balance sheets.

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
Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Option Plans Shares
Risk-free interest rate	1.1%	2.0%	1.4%	2.6%
Volatility	53.2%	61.2%	53.8%	61.8%
Weighted average expected life (in years)	4.80	5.00	4.80	5.00
Weighted average fair value	$3.35	$3.35	$3.16	$2.88
ESPP Plan shares
Risk-free interest rate	0.3%	0.6%	0.3%	0.6%
Volatility	51.0%	60.0%	51.0%	60.0%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Weighted average fair value	$2.32	$2.03	$2.32	$2.03
The computation of expected life is based on an analysis of the relevant industry sector post-vest termination rates and exercise factors. In the three and six months ended December 24, 2010, expected volatility is based on the implied and historical volatility for the Company. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company's share-based awards do not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities. As share-based compensation expense recognized in the accompanying unaudited condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.
Share-Based Compensation Expense
Total share-based compensation expense is as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Cost of revenue	$133	$146	$311	$410
Research and development	117	194	279	385
Sales and marketing	236	188	445	121
General and administrative	775	815	1,418	1,613
Continuing operations	1,261	1,343	2,453	2,529
Discontinued operations	—	—	—	(106)
Total share-based compensation expense	$1,261	$1,343	$2,453	$2,423
Stock Options and Restricted Stock Awards Activity
Summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
Balance at June 25, 2010	3,752,920	$9.85
Options granted	50,000	6.91
Options exercised	(49,830)	4.56
Options cancelled	(254,489)	7.76
Balance at December 24, 2010	3,498,601	$10.03	7.23	$4,988,105
Vested and expected to vest at December 24, 2010	3,215,294	$10.34	7.11	$4,205,645
Exercisable at December 24, 2010	2,106,429	$11.85	6.49	$1,627,886
The total intrinsic value of options exercised in the six months ended December 24, 2010 and December 25, 2009 were $0.2 million and $0.1 million, respectively.
As of December 24, 2010, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.2 years.
The following table summarizes the Company's restricted stock awards (“RSA”) activity for the six months ended December 24, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 25, 2010	41,252	$13.91
Released	(23,439)	$14.37
Balance at December 24, 2010	17,813	$13.31
As of December 24, 2010, there was $0.2 million of total unrecognized compensation cost related to RSA, which is expected to be recognized over a weighted average period of approximately 4 months.
The following table summarizes the Company's restricted stock units (“RSU”) activity for the six months ended December 24, 2010.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Number of Shares
Balance at June 25, 2010	314,348
Awarded	558,043
Released	(128,519)
Forfeited	(17,975)
Balance at December 24, 2010	725,897
Vested and expected to vest at December 24, 2010	568,915
As of December 24, 2010, there was $4.0 million of total unrecognized compensation cost related to RSU, which is expected to be recognized over a weighted average period of 3.0 years.
During the six months ended December 24, 2010, 53,097 shares of common stock were delivered to the Company in payment of $0.4 million of withholding tax obligations arising from the release of RSA and RSU. The withholding tax obligations were based upon the fair market value of the Company's common stock on the vesting date.
At December 24, 2010, the total compensation cost related to options to purchase the Company's common stock under the 2005 ESPP Plan not yet recognized was approximately $0.5 million. This cost will be amortized on a straight-line basis over approximately 1.6 years. The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP Plan during the three and six months ended December 24, 2010 and December 25, 2009.

	December 24, 2010	December 25, 2009
Shares issued	221,823	79,548
Weighted-average purchase price per share	$4.42	$3.37

15. STOCKHOLDERS' EQUITY
Stock Repurchase Program
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
During the three months ended December 24, 2010, the Company repurchased and held in treasury 329,100 shares of outstanding common stock for a total of $2.6 million. During the six months ended December 24, 2010, the Company repurchased and held in treasury 505,100 shares of outstanding common stock for a total of $3.9 million. Such repurchases were accounted for at cost and reflected as treasury stock in the accompanying unaudited condensed balance sheets. No shares of outstanding common stock were repurchased during the three and six months ended December 25, 2009.
As of December 24, 2010, the Company held in treasury 748,795 shares for a total of $4.9 million. The Company has $35.1 million in remaining authorization for the stock repurchase program as of December 24, 2010.
Accumulated Other Comprehensive Loss
The following table summarized the components of accumulated other comprehensive loss as of December 24, 2010 and June 25, 2010 (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	December 24, 2010	June 25, 2010
Net unrealized losses on investments	$—	$(1,355)
Losses on pension assets	(548)	(548)
Accumulated other comprehensive loss	$(548)	$(1,903)
Comprehensive Income (Loss)
Comprehensive income (loss) for the three and six months ended December 24, 2010 and December 25, 2009 consists of unrealized gain (loss) on investments classified as available-for-sale and unrecognized loss related to defined benefit pension. The tax effect of unrealized gain (loss) on available-for-sale investments and unrecognized loss on pension assets has been taken into account, if applicable.

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Net income (loss)	$3,724	$(23,043)	$(7,463)	$(40,665)
Change in unrealized gain (loss) on investments	—	(113)	1,355	(12)
Change in unrecognized loss on pension assets	—	—	—	(59)
Comprehensive income (loss)	$3,724	$(23,156)	$(6,108)	$(40,736)

16. EARNINGS PER SHARE
Basic net income (loss) per common share and diluted net loss per common share is computed by dividing unaudited consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing unaudited consolidated net income by the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock awards, and the assumed issuance of common stock under the employee stock purchase plan. Potentially dilutive common shares are excluded when the effect would be to reduce a net loss per share. As the Company had a net loss in the six months ended December 24, 2010 and the three and six months December 25, 2009, basic and diluted net loss per share are the same for these periods.
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended December 24, 2010 and December 25, 2009 (in thousands, except per share amount):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Numerators:
Income (loss) from continuing operations, net of tax	$3,724	$(23,127)	$(7,463)	$(40,929)
Income from discontinued operations, net of tax	—	84	—	264
Net income (loss)	$3,724	$(23,043)	$(7,463)	$(40,665)

Denominator:
Weighted-average common shares used in computing net income (loss) per share:
Basic	30,321	29,952	30,429	29,960
Dilutive potential common shares	515	—	—	—
Diluted	30,836	29,952	30,429	29,960

Net income (loss) per share, basic:
Continuing operations	$0.12	$(0.77)	$(0.25)	$(1.37)
Discontinued operations	—	—	—	0.01
Basic net income (loss) per share	$0.12	$(0.77)	$(0.25)	$(1.36)

Net income (loss) per share, diluted:
Continuing operations	$0.12	$(0.77)	$(0.25)	$(1.37)
Discontinued operations	—	—	—	0.01
Diluted net income (loss) per share	$0.12	$(0.77)	$(0.25)	$(1.36)
For the three and six months ended December 24, 2010, options and awards to purchase 3.5 million shares and 0.7 million shares, respectively, of common stock were outstanding but not included in the computation of basic net income (loss) per share because these were antidilutive under the treasury stock method compared to options and awards to purchase 4.0 million shares and 0.5 million shares, respectively, for the same periods in fiscal year 2010. Furthermore, for the three months ended December 24, 2010, 2.2 million shares and 0.1 million shares of average dilutive potential common shares associated with stock options and awards, respectively, were excluded from the diluted shares calculation because the result would have been antidilutive.

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Company does not have control over the target allocation or visibility of the investment strategies of these investments.
The Company has life insurance policies with cash surrender values that have been earmarked by the Company to partly cover the underfunded status of the plan of $8.3 million and $8.4 million as of December 24, 2010 and December 25, 2009, respectively. The cash surrender value of the life insurance plan balance is $7.9 million, of which $0.3 million is included in other current assets and $7.6 million is included in other assets in the accompanying unaudited condensed consolidated balance sheets.
The net periodic benefit cost of the German plan was comprised of the following components during the three and six months ended December 24, 2010 and December 25, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Net periodic benefit cost
Service cost	$133	$34	$161	$66
Interest expense	30	149	154	292
Expected return on plan assets	(22)	(25)	(43)	(51)
Net periodic benefit cost	$141	$158	$272	$307
The Company does not expect to make any contributions to the German plan during the next fiscal year as contributions are not required by funding regulations or laws and the cash surrender value of the life insurance plan earmarked by the Company substantially covers the under-funded status of the German plan.
Defined Contribution Plan
Effective September 1, 2003, the Company established a 401(k) retirement plan covering substantially all employees. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. The Company can make annual contributions to the plan at the discretion of the Board of Directors. There were no contributions for the three and six months ended December 24, 2010 and December 25, 2009, respectively.

18. INCOME TAXES
The Company recorded a tax expense of $0.7 million and $1.4 million for the three and six months ended December 24, 2010. The tax expense was computed based on the Company's projected financial results for the year ending June 24, 2011 and amounts related to unrecognized tax benefits and interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months and six months ended December 24, 2010 primarily due to domestic operating losses generated from which the Company does not benefit, tax expense incurred by the Company's foreign subsidiaries with operating income, and a tax expense of $1.3 million from the Company's unrecognized tax benefits and related interest recorded during the period.
The Company recorded a tax benefit of $4.5 million for the three and six months ended December 25, 2009. The income tax benefit included a discrete tax benefit of $4.9 million resulting from the November 6, 2009 enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the Act). The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to three to five years from two years. Additional amounts recorded include a discrete tax benefit of $0.3 million related to a research and development credit claim for fiscal 2006, net of unrecognized tax benefits, and tax expense of $0.3 million for unrecognized tax benefits and related interest. The effective tax rate used to record the tax benefit differed from the combined federal and net state statutory income tax rate for the three months ended December 25, 2009 primarily due to the Company's tax benefit attributable to the utilization of tax attributes in the prior years and operating losses generated during the period from which the Company does not benefit.
As of December 24, 2010, the Company has provided a partial valuation allowance against our net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $11.3 million of gross unrecognized tax benefit as of December 24, 2010, primarily due

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

to the recognition of tax benefits as a result of Legacy SGI's tax contingency recorded in the acquisition, of which $9.5 million, when recognized, will impact the effective tax rate. During the three and six months months ended December 24, 2010, the Company recorded a net increase of $2.3 million and $2.9 million, respectively, in taxes, accrued interest, penalties and foreign currency associated with unrecognized tax benefits.

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
The results of operations of the RapidScale product line were reclassified and included in discontinued operations, net of tax, within the accompanying unaudited condensed consolidated statements of operations for the three and six months ended December 25, 2009. Results of operations of the RapidScale product line for the three and six months ended December 24, 2010 were immaterial and were not reclassified.
The following summarizes the results of discontinued operations (in thousands):

	Three Months Ended	Six Months Ended
	December 25, 2009	December 25, 2009
Revenue	$85	$205
Cost of revenue	14	51
Gross profit	71	154
Operating expenses:
Research and development	—	(105)
Sales and marketing	(14)	(14)
General and administrative	1	15
Total operating expenses	(13)	(104)
Income from discontinued operations	84	258
Total other income	—	6
Income from discontinued operations	$84	$264

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
Segment Results
The following table presents revenues, cost of revenues and gross margin for the Company's products and services segments for the three and six months ended December 24, 2010 and December 25, 2009 (dollars in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Revenue
Products	$140,150	$57,067	$216,952	$119,698
Services	37,374	37,070	73,466	74,562
Total	$177,524	$94,137	$290,418	$194,260
Cost of revenue
Products	$106,803	$53,238	$168,263	$110,988
Services	18,392	22,213	38,829	42,218
Total	$125,195	$75,451	$207,092	$153,206
Gross profit
Products	$33,347	$3,829	$48,689	$8,710
Services	18,982	14,857	34,637	32,344
Total	$52,329	$18,686	$83,326	$41,054
Gross margin:
Products	23.8%	6.7%	22.4%	7.3%
Services	50.8%	40.1%	47.1%	43.4%
Total	29.5%	19.8%	28.7%	21.1%
Revenue and cost of revenue is the only discrete financial information the Company has available for its segments. For this reason, the Company is not able to provide other financial results or assets by segment.
Operating segments do not sell products to each other, and accordingly, there is no inter-segment revenue to be reported.
The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company's assets are located primarily in the United States and are not allocated to any specific region. The Company does not measure the performance of its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenues.
Customer information
For the three and six months ended December 24, 2010, Amazon accounted for approximately 10% and 12% of the Company's revenue, respectively. For the three and six months ended December 25, 2009, Amazon accounted for approximately 19% and 15% of the Company's revenue. No other customers accounted for more than 10% of the Company's revenue for the three and six months ended December 24, 2010 and December 25, 2009.
At December 24, 2010, Amazon accounted for approximately 16% of the Company's accounts receivable. No other single customer accounted for more than 10% of the Company's trade accounts receivable at December 24, 2010 and June 25, 2010.
Geographic Information
Revenue from both domestic and international customers (based on the address of the customer on the invoice) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Domestic revenue	$106,374	$68,816	$187,508	$142,997
International revenue	71,150	25,321	102,910	51,263
Total revenue	$177,524	$94,137	$290,418	$194,260
No individual foreign country's revenue was material for disclosure purposes.
Approximately 92% and 91% of the Company's property and equipment, net was located in the United States as of

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

December 24, 2010 and June 25, 2010, respectively.

21. RELATED PARTY TRANSACTIONS
The Company owns approximately 10% of the outstanding stock of SGI Japan, which was acquired in the acquisition of Legacy SGI, and the Company's Chief Executive Officer is a member of SGI Japan's Board of Directors. The investment in SGI Japan of $2.1 million is accounted for under the cost method and is included in other assets in the accompanying unaudited condensed consolidated balance sheets. During the three months ended December 24, 2010, the Company determined that there had been an other-than-temporary impairment of its investment in SGI Japan. As a result, the Company wrote down the investment from $5.0 million to $2.1 million, which represented the estimated fair value of the investment at December 24, 2010.
Product revenues and cost of product revenues from sales to SGI Japan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Product revenue	$8,672	$5,759	$12,689	$6,370
Cost of product revenue	$5,695	$3,563	$8,105	$3,923
Amounts receivable from and payable to SGI Japan were as follows (in thousands):

	December 24, 2010	June 25, 2010
Amounts receivable from SGI Japan	$4,532	$8,845
Amounts payable to SGI Japan	$149	$127

22. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at December 24, 2010 was $4.9 million for which the Company has $4.4 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.

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
Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Fiscal Year
2011 (remaining six months)	$3,314
2012	5,935
2013	4,925
2014	2,661
2015	886
2016 and thereafter	514
Total	$18,235
Rent expense for the three months ended December 24, 2010 and December 25, 2009 was $1.4 million and $1.5 million, respectively. Rent expense for the six months ended December 24, 2010 and December 25, 2009 was $2.8 million and $3.3 million, respectively.
Purchase Commitments
In connection with supplier agreements, the Company has agreements to purchase certain units of inventory and non-inventory items through 2012. As of December 24, 2010, these remaining non-cancelable commitments were $14.0 million of which $12.2 million will be paid in fiscal year 2011.
Future non-cancelable purchase commitments are as follows (in thousands):

Fiscal Year
2011 (remaining six months)	$12,164
2012	1,871
Total	$14,035
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 24, 2010. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of December 24, 2010.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. The Company assumed this claim in connection with its acquisition of Legacy SGI assets, and is currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.7 million based on the conversion rate on December 24, 2010) plus interest and costs. On February 29, 2008, the Company filed its reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on December 24, 2010) plus interest and costs. The proceeding has commenced and a hearing is scheduled for February 2011. The Company cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
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
On March 10, 2009, the Company and certain of its present and former directors and officers were sued in the Superior Court of the State of California for Alameda County, in a shareholder derivative lawsuit captioned Milo v. Barton, et al, Case No. R30944-0474. The complaint alleges that the defendants engaged in various acts and omissions that resulted in the drops of our share price in early 2007, and asserts claims for alleged breaches of defendants' fiduciary duties, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, disgorgement of unspecified compensation earned by the defendants, and an award of an unspecified amount for plaintiff's costs and attorney's fees. On January 18, 2011, defendants filed a demurrer to the complaint on the grounds that plaintiff failed to plead that a pre-suit demand on the Company's Board of Directors was excused under controlling state law. The hearing on defendants' demurrer is scheduled for May 31, 2011. The Company cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
On December 3, 2009, the Company initiated an arbitration proceeding captioned Silicon Graphics Intl. Corp., f/k/a Rackable Systems, Inc. v. Thomas Weisel Partners Group, Inc., et al., FINRA Arb. No. 09-06849, against its former investment advisor Thomas Weisel Partners LLC (“TWP”), as well as TWP's parent company Thomas Wiesel Partners Group, Inc., to remedy TWP's alleged mismanagement and wrongful advice pertaining to the Company's investments in allegedly unsuitable and illiquid investments called “auction rate securities” (“ARS”). Due to market conditions, the ARS at issue are still held by the Company, as described elsewhere herein. The Company filed its arbitration claim with the Financial Industry Regulatory Authority (“FINRA”), and asserts various causes of action including breach of fiduciary duty, unsuitability, and breach of contract. The Company is seeking remedies including rescission; restitution; disgorgement; and compensatory, consequential, and punitive damages, and requests a damages award in excess of $9.0 million, exclusive of punitive damages and other potential relief. TWP filed its Answer on February 4, 2010. The parties have commenced discovery and the arbitration is currently scheduled to commence in February 2011. The Company believes that a settlement is more likely than not to occur within the next three months and the Company does not anticipate that this matter will have a material impact on the Company's financial condition or results of operations.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

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
Overview
We are a global leader in large-scale clustered computing and storage, high-performance compute and storage, and data center technologies integrated with a choice of software, customer support services and professional services. We are dedicated to solving the information technology ("IT") industry's most demanding business and technology challenges by delivering clustered computing and storage solutions, high performance computing and storage solutions, Eco-Logical™ data center solutions, cloud computing solutions, software and services. We develop, market, and sell a broad line of low cost, mid-range and high-end computing servers and data storage products as well as differentiating software. We sell infrastructure products purpose-built for large-scale data center deployments. In addition, we provide global customer support and professional services related to our products. We are also a leading developer of enterprise class, high-performance features for the Linux operating system that provide our customers with a standard Linux operating environment combined with our differentiated yet un-intrusive Linux capabilities that are designed to improve performance, simplify system management, and provide a more robust development environment.
Our products and services are used by the scientific, technical, and business communities to solve challenging data-intensive computing, data management and visualization problems. These problems typically require large amounts of computing power and fast and efficient data movement both within the computing system and to and from large-scale data storage installations. Enterprises have also begun to deploy large-scale computing and storage installations by aggregating large numbers of relatively inexpensive, open-standard modular computing and storage systems. Our end-users employ our systems to access, analyze, transform, manage, visualize and store very large amounts of data in real time or near real time. By running low-cost operating systems such as Linux® and Microsoft® Windows®, we believe that we enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide enterprises with greater flexibility and scalability. The vertical markets we serve include the federal government, defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, Internet, financial services, media and entertainment, and business intelligence and data analytics.
We are positioning ourselves to grow market share and become a leader in the technical computing market. We continue to deploy our sales and support organizations to focus on the vertical markets we serve. We believe technical computing is relevant across the vertical markets we serve and offers us opportunities for continued industry diversification and to compete internationally.
In fiscal year 2011, our strategy and operations are focused on growing our revenue, improving our gross margins, and controlling our operating expenses. Our results during the three and six months ended December 24, 2010 are consistent with our fiscal year 2011 strategy. Excluding the impact from new accounting standards for revenue recognition discussed below, we increased our revenue by $37.9 million comparing the three months ended December 24, 2010 and December 25, 2009 and $38.4 million comparing the six months ended December 24, 2010 and December 25, 2009. We increased our gross margin by 970 basis points from 19.8% in the three months ended December 25, 2009 to 29.5% in the three months ended December 24, 2010 and by 760 basis points from 21.1% in the six months ended December 25, 2009 to 28.7% in the six months ended December 24, 2010. Our operating expenses remain flat in the three and six months ended December 24, 2010 as compared to the three and six months ended December 25, 2009. We believe we are on track to continue to execute according to our fiscal year 2011 strategy.
In fiscal year 2011, we adopted new accounting standards for revenue recognition which was required to be adopted for fiscal years beginning on or after June 15, 2010. Under these new accounting standards, we are recognizing, and not deferring, more product revenue prospectively beginning with the first quarter of fiscal year 2011. Our total revenue and gross margin in the three months ended December 24, 2010 was $177.5 million and 29.5%, respectively. Our total revenue and gross margin in the six months ended December 24, 2010 was $290.4 million and 28.7%, respectively. Under the previous accounting standards for revenue recognition, our total revenue and gross margin would have been $132.1 million and 25.1%, respectively, in the three months ended December 24, 2010 and $232.7 million and 25.2%, respectively, in the six months ended December 24, 2010
We believe that focused investments in research and development are critical to our future performance and competitiveness in the marketplace. Our investments in this area will directly relate to enhancement of our current product line, development of new products that achieve market acceptance, and our ability to meet an expanding range of customer requirements. As such, we expect to continue to spend on current and future product development efforts.

Results of Operations
Summarized below is the result of our operations for the three and six months ended December 24, 2010 compared to the three and six months ended December 25, 2009.
Comparison of the three and six months ended December 24, 2010 and December 25, 2009
Financial Highlights

•
We posted record revenue of $177.5 million in the three months ended December 24, 2010. Revenue increased $83.4 million or 89% to $177.5 million in the three months ended December 24, 2010 from $94.1 million in the three months ended December 25, 2009. Our higher revenue resulted partially from the required adoption of new accounting standards for revenue recognition which resulted in us recognizing more revenue upon delivery or acceptance and from increase in sales of high performance compute server and storage products. The required adoption of these new accounting standards for revenue recognition resulted in $45.5 million and $26.2 million incremental increase in revenue and cost of revenue in the three months ended December 24, 2010, respectively.

•
We increased our gross margin by 970 basis points from 19.8% in the three months ended December 25, 2009 to 29.5% in the three months ended December 24, 2010. Our gross margin increased by 760 basis points from 21.1% for the six months ended December 25, 2009 to 28.7% for the six months ended December 24, 2010.

•
As a result of increased revenue and gross margin, our gross profit increased $33.6 million or 180% to $52.3 million in the three months ended December 24, 2010 from $18.7 million in the three months ended December 25, 2009. In addition, our gross profit increased $42.3 million or 103% to $83.3 million in the six months ended December 24, 2010 from $41.1 million in the six months ended December 25, 2009. The increase in gross profit of $19.2 million and $24.6 million is attributable to the required adoption of the new accountings standards for revenue recognition in the three and six months ended December 24, 2010, respectively.

Revenue, cost of revenue, gross profit and gross margin
The following table presents revenue, cost of revenue, gross profit, and gross margin for the three and six months ended December 24, 2010 and December 25, 2009 (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 24, 2010	December 25, 2009	$	%	December 24, 2010	December 25, 2009	$	%

Product revenue	$114,719	$—	$114,719	n/a	$177,076	$—	$177,076	n/a
Service revenue	32,959	—	32,959	n/a	66,678	—	66,678	n/a
Combined product and service revenue	29,846	94,137	(64,291)	(68)%	46,664	194,260	(147,596)	(76)%
Total revenue	$177,524	$94,137	$83,387	89%	$290,418	$194,260	$96,158	49%

Cost of product revenue	$85,989	$—	$85,989	n/a	$135,171		$135,171	n/a
Cost of service revenue	18,392	—	18,392	n/a	37,571		37,571	n/a
Combined product and service cost of revenue	20,814	75,451	(54,637)	(72)%	34,350	153,206	(118,856)	(78)%
Total cost of revenue	$125,195	$75,451	$49,744	66%	$207,092	$153,206	$53,886	35%

Product gross profit	$28,730	$—	$28,730	n/a	$41,905	$—	$41,905	n/a
Service gross profit	14,567	—	14,567	n/a	29,107	—	29,107	n/a
Combined product and service gross profit	9,032	18,686	(9,654)	(52)%	12,314	41,054	(28,740)	(70)%
Total gross profit	$52,329	$18,686	$33,643	180%	$83,326	$41,054	$42,272	103%

Product gross margin	25.0%	—%			23.7%	—%
Service gross margin	44.2%	—%			43.7%	—%
Combined product and service gross margin	30.3%	19.8%			26.4%	21.1%
Overall gross margin	29.5%	19.8%			28.7%	21.1%
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
Our products are highly configurable for customer requirements. Price changes, unit volumes, customer mix and product configuration can impact our revenues, cost of revenues and gross profit. Effective June 26, 2010, we adopted the provisions of Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements for new and materially modified arrangements originating after June 25, 2010. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit of accounting with other elements in the arrangement. The new standards were required to be adopted for fiscal years beginning on or after June 15, 2010. For fiscal year 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services, and or professional services, we will allocate revenue to each element based on a selling price hierarchy as described in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the Critical Accounting Policies and Estimates - Revenue Recognition below. In multiple element arrangements where software is essential to the functionality, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue, as amended. The new accounting principles permit prospective or retrospective adoption, and we elected prospective adoption.
Prior to the adoption of the new standards, we did not have a reasonable basis for separating product and service revenue as we have not been able to establish vendor-specific objective evidence of fair value of both the delivered and undelivered elements(s) for our multiple-element arrangements which include software products integrated with our hardware or include post-contract customer support. As such, revenue and related cost of revenue for the three and six months ended December 25, 2009 are presented in the table above as combined product and service revenue and cost of revenue. As a result of the adoption of the new standards, we now have a reasonable basis for separately presenting product and service for new and materially modified arrangements originating after June 25, 2010 as we are able to allocate revenue to each element within a multiple-element arrangement based on the aforementioned selling price hierarchy.
Revenue increased $83.4 million or 89% to $177.5 million in the three months ended December 24, 2010 from $94.1 million in the three months ended December 25, 2009. Of the $83.4 million increase in revenue, $45.5 million is attributable to the adoption of the new accounting standards for revenue recognition which allows for us to generally recognize more revenue upon shipment or acceptance. Excluding the impact from the adoption of the new accounting standards, revenue increased $37.9 million or 40.3% to $132.1 million in the three months ended December 24, 2010. During the three months ended December 24, 2010, our product mix continued to shift to higher margin high performance compute server and storage products, driven by the strength in sales of our new Altix® UV and COPANTM products. Both Altix® UV and COPANTM products are new product offerings introduced in fiscal year 2011. Altix® UV is our next generation shared-memory computer and continues to be well received in the market place. Consistent with the shift in product mix, our Amazon customer concentration moved from 19% of total revenue during the three months ended December 25, 2009 to 10% during the three months ended December 24, 2010. Although Amazon customer concentration decreased comparing the three months ended December 24, 2010 to the three months ended December 25, 2009, sales to Amazon were consistent between the two periods. Our international sales grew to 40% of our total revenue during the three months ended December 24, 2010 compared to 27% in the comparable period last fiscal year. The increase in international sales as percentage of total revenue is attributable to the adoption of the new accounting standards for revenue recognition and an increase in sales in our European region for the three months ended December 24, 2010.
Revenue increased $96.2 million or 49% to $290.4 million in the six months ended December 24, 2010 from $194.3 million in the six months ended December 25, 2009. Of the $96.2 million increase in revenue, $57.7 million is attributable to the adoption of the new accounting standards for revenue recognition. Excluding the impact from the adoption of the new accounting standards, revenue increased $38.4 million or 19.8% in the six months ended December 24, 2010. During the six months ended December 24, 2010, our product mix continues to shift to higher margin high performance compute server and storage products, driven by the introduction of our new Altix® UV and COPANTM products. In addition, sales to Amazon increased slightly comparing the three months ended December 24, 2010 to the three months ended December 25, 2009; however, our Amazon customer concentration decreased from 15% of total revenue during the six months ended December 25, 2009 to 12% during the six months ended December 24, 2010, consistent with the shift in our product mix. Our international sales grew to 35% of our total revenue in the six months ended December 24, 2010 compared to 26% in the comparable period last fiscal year. The increase in international sales as percentage of total revenue is attributable to the adoption of the new accounting standards for revenue recognition and an increase in sales in our European region for the six months ended December 24, 2010.
Our continuous introduction of new products and improvements of our product's performance and data storage capacity means that we are unable to directly compare our products from period to period, and therefore, we are unable to quantify the changes in pricing of our products from period to period. We believe that our on-going introduction of new products and product features help mitigate competitive pricing pressures by forcing our competitors to compete on the basis of product features, rather than on pricing.
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
Our cost of revenue and gross profit are impacted by price changes, product configuration, revenue mix and product material costs. Our service cost of revenue and gross margin are impacted by timing of support service initiations and renewals, and incremental investments in our customer support infrastructure.
Our headcount in the manufacturing and services organization decreased by five employees from 586 employees at December 25, 2009 to 581 employees at December 24, 2010. Cost of revenue increased by a lower percentage than revenue due to a shift in mix towards a greater percentage of higher margin high performance compute server and storage products.
Gross profit increased $33.6 million or 180% to $52.3 million in the three months ended December 24, 2010 from $18.7 million in the three months ended December 25, 2009. Gross margin percentage increased to 29.5% in the three months ended December 24, 2010 from 19.8% in the three months ended December 25, 2009. Our gross profit and gross margin percentage increased due to a change in mix shift to higher margin high performance compute server and storage products, including the increase in sales of our new Altix UV and COPAN products. In addition as a portion of our manufacturing overhead and professional services personnel costs are fixed, the gross margins improved as revenue increased across all of our product offerings. Further, our gross profit for the three months ended December 25, 2009 was negatively impacted by $6.2 million excess and obsolete inventory charge. The adoption of the new accounting standards for revenue recognition increased cost of revenue and gross profit by $26.2 million and $19.2 million, respectively. Approximately 440 basis point increase in our gross margin percentage is attributable to the adoption of the new accounting standards for revenue recognition. Historically, our high performance compute server and storage products were deferred and amortized under the previous revenue recognition standards. With the adoption of the new accounting standards, we are able to recognize revenue and gross profit on these products at the time of delivery or acceptance.
Gross profit increased $42.3 million or 103% to $83.3 million in the six months ended December 24, 2010 from $41.1 million in the six months ended December 25, 2009. Gross margin percentage increased to 28.7% in the six months ended December 24, 2010 from 21.1% in the six months ended December 25, 2009. Our gross profit and gross margin percentage increased due to a change in mix shift to higher margin high performance compute server and storage products, including the increase in sales of our new Altix UV and COPAN products. In addition as a portion of our manufacturing overhead and professional services personnel costs are fixed, the gross margins improved as revenue increased across all of our product offerings. Further, our gross profit for the six months ended December 25, 2009 was negatively impacted by $6.2 million excess and obsolete inventory charge. The adoption of the new accounting standards for revenue recognition increased cost of revenue and gross profit by $33.1 million and $24.6 million, respectively. Approximately 350 basis point increase in our gross margin percentage is attributable to the adoption of the new accounting standards for revenue recognition.
Operating Expenses
Operating expenses for the three and six months ended December 24, 2010 and December 25, 2009 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 24, 2010	December 25, 2009	$	%	December 24, 2010	December 25, 2009	$	%

Research and development	$13,415	$14,374	$(959)	(7)%	$27,168	$25,719	$1,449	6%
Sales and marketing	$18,021	$16,850	$1,171	7%	$32,959	$31,617	$1,342	4%
General and administrative	$11,770	$12,975	$(1,205)	(9)%	$24,524	$26,786	$(2,262)	(8)%
Restructuring	$166	$1,715	$(1,549)	(90)%	$801	$2,218	$(1,417)	(64)%
Acquisition-related	$—	$(968)	$968	(100)%	$—	$(557)	$557	(100)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense decreased $1.0 million or 7% to $13.4 million in the three months ended December 24, 2010 from $14.4 million in the three months ended December 25, 2009. The decrease in research and development expense is primarily due to a $0.4 million increase in research and development reimbursements from our business partners. During the three months ended December 24, 2010, we received $0.5 million of research and development reimbursements compared to $0.1 million of research and development reimbursements during the three months ended December 25, 2009. In addition, during the three months ended December 24, 2010, facilities related expense decreased by $0.4 million, third-party research and development services decreased by $0.3 million and share-based compensation expense decreased by $0.1 million. The decrease in research and development expense is partially offset by increase in compensation and related expenses of $0.3 million in the three months ended December 24, 2010 compared to the three months ended December 25, 2009. This increase in compensation is primarily due to increase in headcount by five employees from 273 employees as of December 25, 2009 to 278 employees as of December 24, 2010.
Research and development expense increased $1.4 million or 6% to $27.2 million in the six months ended December 24, 2010 from $25.7 million in the six months ended December 25, 2009. The increase in research and development expense is primarily due to a $1.4 million decrease in research and development reimbursements from our business partners. During the six months ended December 24, 2010, we received $0.6 million of research and development reimbursements compared to $2.0 million research and development reimbursements during the six months ended December 25, 2009. In addition, during the six months ended December 24, 2010, compensation and related expenses increased by $0.6 million and third-party research and development services increased by $0.7 million due to higher third-party expenses incurred for development of our new products compared to the six months ended December 25, 2009. This increase in research and development expense is partially offset by decrease in purchases of tooling and test equipment used for research and development activities of $0.7 million and decrease in facilities related expense of $0.5 million.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense increased $1.2 million or 7% to $18.0 million in the three months ended December 24, 2010 from $16.9 million in the three months ended December 25, 2009. The increase in sales and marketing expense was primarily due to increases in compensation and related expense of $0.7 million and third party sales and marketing services of $0.4 million. In addition, intangible amortization expense increased by $0.2 million, equipment and supplies expense is higher by $0.1 million, recruiting expense increased by $0.1 million, and travel expenses increased by $0.1 million. Headcount decreased by seven employees from 254 employees as of December 25, 2009 to 247 employees as of December 24, 2010. Despite the decrease in headcount, compensation and related expense increased due to an increase of $0.8 million in commissions and bonuses paid to employees for the three months ended December 24, 2010 compared to December 25, 2009. The overall increase in sales and marketing expense was partially offset by a decrease in facilities related expense of $0.5 million.
Sales and marketing expense increased $1.3 million or 4% to $33.0 million in the six months ended December 24, 2010 from $31.6 million in the six months ended December 25, 2009. The increase in sales and marketing expense was primarily due to increases in compensation and related expenses of $0.6 million, third party sales and marketing services of $0.5 million, recruiting related expenses of $0.3 million, travel expenses of $0.6 million, share-based compensation expenses of $0.3 million and equipment and supplies of $0.1 million. The increase in sales and marketing expense was partially offset by a decrease in facilities related expense of $0.8 million and a decrease in intangible amortization of $0.4 million.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, share-based compensation, and facilities and information technology costs.
General and administrative expense decreased $1.2 million or 9% to $11.8 million in the three months ended December 24, 2010 from $13.0 million in the three months ended December 25, 2009. The decrease in general and administrative expense was primarily due to decreases in audit and tax related services of $0.9 million, legal related expenses of $0.6 million, facilities related expense of $0.4 million, insurance of $0.3 million and property and other taxes of $0.1 million. The decrease in general and administrative expense was partially offset by increases in compensation and related expense of $0.9 million and bad debt expense of $0.3 million. Headcount increased by 15 employee from 178 employees to 193 employees as of December 24, 2010 compared to December 25, 2009.
General and administrative expense decreased $2.3 million or 8% to $24.5 million in the six months ended December 24, 2010 from $26.8 million in the six months ended December 25, 2009. The decrease in general and administrative expense was primarily due to decreases in third party consulting services of $1.2 million, legal related services of $0.7 million, audit and tax related services of $0.3 million, share-based compensation expenses of $0.2 million, insurance of $0.6 million and property and other taxes of $0.1 million. The decrease in general and administrative expense was partially offset by increase in compensation and related expenses of $0.7 million and increase in recruiting related expenses of $0.1 million.
Restructuring. On July 27, 2009, management approved restructuring actions to reduce our European workforce and vacate certain facilities. The restructuring expense for the three and six months ended December 24, 2010 related to these actions was $0.2 million and $0.8 million, respectively. For the three and six months ended December 25, 2009, restructuring expense was $1.7 million and $2.2 million, respectively. As a result of the restructuring actions undertaken, we anticipate future cash outflow of $0.8 million, primarily during fiscal year 2011.
Acquisition-related. In the three and six months ended December 25, 2009, we recorded a net gain of $1.0 million and $0.6 million, respectively, related to our acquisition of Legacy SGI. During the three months ended December 25, 2009, we received a $1.0 million payment from Legacy SGI related to potential liabilities of Legacy SGI, which pursuant to the Asset Purchase Agreement were to be remitted to us if not paid to a third party. At the Closing Date, we assessed whether it was more likely than not that a contingent asset existed and based on all available information concluded that no asset existed. Accordingly, we have recorded the $1.0 million payment as a gain in our statement of operations in the three months ended December 25, 2009. For the six months ended December 25, 2009, this gain was partially offset by acquisition related expenses for a net gain of $0.6 million.
There were no acquisition-related expenses in the three and six months ended December 24, 2010.

Total other expense
Total other expense for the three and six months ended December 24, 2010 and December 25, 2009 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 24, 2010	December 25, 2009	$	%	December 24, 2010	December 25, 2009	$	%

Interest income, net	$96	$104	$(8)	(8)%	$226	$228	$(2)	(1)%
Other expense, net	$(4,595)	$(1,519)	$(3,076)	203%	$(4,180)	$(914)	$(3,266)	357%
Interest income, net. Interest income, net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds, U.S. treasury bills, and auction rate securities ("ARS"). Decrease in interest income, net was immaterial in the three and six months ended December 24, 2010 compared to the three and six months ended December 25, 2009.
Other expense, net. Other expense, net in the three months ended December 24, 2010 and December 25, 2009 consists of foreign exchange losses of $1.7 million and $1.6 million, respectively. During the period, we experienced an unfavorable exchange rate effect resulting from the strengthening of the U.S. dollar against the Euro. In addition, during the three months ended December 24, 2010, we determined that there had been an other-than-temporary impairment of our investment in SGI Japan. As a result, we wrote down the investment by $2.9 million, which represented the difference between the investment's carrying value and the estimated fair value of the investment.
Other expense, net in the six months ended December 24, 2010 consists primarily of impairment of our investment in SGI Japan of $2.9 million and $1.2 million in recognized unrealized losses on our investments in auction rate securities. Other expense, net in the six months ended December 25, 2009 consists primarily of $0.9 million in foreign exchange losses.
Income tax provision (benefit) from continuing operations
Income tax provision from continuing operations for the three and six months ended December 24, 2010 and December 25, 2009 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 24, 2010	December 25, 2009	$	%	December 24, 2010	December 25, 2009	$	%

Income tax provision (benefit) from continuing operations	$734	$(4,548)	$5,282	(116)%	$1,383	$(4,486)	$5,869	(131)%
We recorded a tax expense of $0.7 million and $1.4 million for the three and six months ended December 24, 2010. Our tax expense for the three and six months ended December 24, 2010 included $0.4 million and $1.3 million of unrecognized tax benefits and related interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the year ending June 24, 2011 primarily due to domestic operating losses generated during the period from which the Company does not benefit, tax expense incurred by the Company's foreign subsidiaries with operating income, and the tax expense associated with our unrecognized tax benefits and related interest.
We recorded a tax benefit of $4.5 million for the three months and six months ended December 25, 2009. The tax benefit included a discrete tax benefit of $4.9 million resulting from the November 6, 2009 enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the "Act"). The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to three to five years from two years. Additional amounts recorded include a discrete tax benefit of $0.3 million related to a research and development credit claim for fiscal 2006, net of unrecognized tax benefits, and tax expense of $0.3 million for unrecognized tax benefits and related interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three and six months ended December 25, 2009 primarily due to the tax benefit attributable to the utilization of tax attributes in the prior years and operating losses generated during the period from which we do not benefit.
As of December 24, 2010, we have provided a partial valuation allowance against our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. As of December 24, 2010, we have determined that it is more likely than not that certain foreign deferred tax assets will be realized and as a result, we released the valuation allowance related to the deferred tax assets of certain foreign subsidiaries. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
As of December 25, 2009, we had provided a full valuation allowance against net deferred tax assets.
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, for the three and six months ended December 24, 2010 and December 25, 2009 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 24, 2010	December 25, 2009	$	%	December 24, 2010	December 25, 2009	$	%

Income from discontinued operations, net of tax	$—	$84	$(84)	(100)%	$—	$264	$(264)	(100)%
During the year ended January 3, 2009, we classified our RapidScaleTM product line as a discontinued operation as a result of discontinuing this product line. Our decision was a result of a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms.
The revenue contribution from this product line was immaterial for the three and six months ended December 24, 2010 and $0.1 million and $0.3 million for the three and six months ended December 25, 2009.

Liquidity and Capital Resources
We had $100.9 million of cash and cash equivalents at December 24, 2010 and $129.3 million at June 25, 2010. Historically, we have required capital principally to fund our working capital needs. It is our investment policy to invest in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At December 24, 2010, we had short-term and long-term restricted cash and cash equivalents of $4.4 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services.
At December 24, 2010, we held $6.2 million of long-term investments consisting of various ARS. Substantially all of the ARS are collateralized by guaranteed student loans, and insured or reinsured by the federal government. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted the markets where our ARS would be offered. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, our investments in ARS are not currently available to meet liquidity needs. During the three months ended December 24, 2010, we were able to sell one of our ARS with a face value of approximately $1.3 million and received approximately $1.2 million in cash proceeds. The fair value of the ARS was approximately $1.1 million at the time of the sale. As a result, we recognized a realized gain of approximately $0.1 million in the unaudited condensed statements of operations during the three months ended December 24, 2010. For additional information related to our investments in ARS investments, see Note 4 to our unaudited condensed consolidated financial statements in this Form 10-Q.
On August 31, 2010, our Board of Directors authorized us to resume our stock repurchase program previously authorized by the Board of Directors in February 2009. Under the program, we are authorized to repurchase up to $40.0 million of our common stock and the duration of the program is open ended. During the six months ended December 24, 2010, we repurchased 505,100 shares of our common stock totaling $3.9 million. As of December 24, 2010, we have $35.1 million in remaining authorization for the stock repurchase program. We do not expect the stock repurchase to have an adverse effect on our future liquidity or capital resources as the program may be discontinued or suspended at any time by the Board of Directors.
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
At December 24, 2010, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.
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
The following is a summary of cash activity (in thousands):

	Six Months Ended
	December 24, 2010	December 25, 2009
Unaudited consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$(23,402)	$18,133
Net cash used in investing activities	(1,937)	(4,113)
Net cash provided by (used in) financing activities	(3,063)	64
Net increase (decrease) in cash and cash equivalents	$(28,402)	$14,084

Operating Activities
Cash used in operating activities was $23.4 million for the six months ended December 24, 2010. Our net loss was $7.5 million for the six months ended December 24, 2010. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $8.6 million, share-based compensation expense of $2.5 million, impairment of equity investment of $2.9 million, realized loss on investments of $1.2 million, and provisions for doubtful accounts receivable of $0.4 million. Net change in operating assets and liabilities was $31.4 million. The primary operating activity source of cash was a decrease in inventory, increase in other liabilities and deferred revenue. The primary operating activities uses of cash were increases in accounts receivable, deferred cost of revenue, prepaid expenses and other current assets and decreases in accounts payable and accrued compensation.
For the six months ended December 24, 2010, deferred revenue and deferred cost of revenue increased $6.8 million and $20.2 million, respectively, primarily due to the timing of revenue recognition on sales transactions which were required to be deferred in accordance with our revenue recognition policy. Inventory decreased $10.9 million due to timing of inventory purchases and shipments to customers. Additionally, accounts receivable increased $24.4 million, reflecting an increase in shipments and the timing of sales near the end of the quarter. Accounts payable decreased $8.0 million, primarily due to the timing of payments. Accrued compensation decreased $0.9 million primarily due to timing of compensation and related payments.
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
Investing Activities
Cash used in investing activities was $1.9 million in the six months ended December 24, 2010, primarily due to the purchases of property and equipment of $2.9 million and increase in restricted cash and cash equivalents of $0.5 million. This cash outflow was partially offset by proceeds from maturities of long-term investments of $0.2 million and sale of long-term investments $1.2 million
Cash used in investing activities was $4.1 million in the six months ended December 25, 2009, primarily due to the purchases of property and equipment of $3.0 million and increase in restricted cash and cash equivalents of $1.2 million. This cash outflow was partially offset by proceeds from maturities of long-term investments of $0.1 million.
Financing Activities
Cash used by financing activities was $3.1 million in the six months ended December 24, 2010, primarily due to repurchases of restricted stock of $0.4 million and the purchase of treasury stock of $3.9 million partially offset by proceeds from the issuance of stock under the employee stock purchase plan and stock options of $1.2 million.
Cash provided by financing activities was $0.1 million in the six months ended December 25, 2009, primarily due to proceeds from the sale of stock under the employee stock purchase plan and stock options of $0.4 million, partially offset by the restricted stock retired to cover taxes of $0.3 million.
In February 2009, our Board of Directors authorized a share repurchase program of up to $40.0 million of our common stock. Under the program, we are able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. During the six months ended December 24, 2010, we repurchased 505,100 shares of outstanding common stock for a total of $3.9 million which was paid in cash. There were no repurchases in the six months ended December 25, 2009.
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
Contractual Obligations and Commitments
The following are contractual obligations and commitments at December 24, 2010, associated with lease obligations and contractual commitments (in thousands):

Fiscal Year	Operating leases	Purchase commitments	Total
2011 (remaining six months)	$3,314	$12,164	$15,478
2012	5,935	1,871	7,806
2013	4,925	—	4,925
2014	2,661	—	2,661
2015	886	—	886
2016 and thereafter	514	—	514
Total	$18,235	$14,035	$32,270
As of December 24, 2010, the net recorded tax liability for uncertain tax positions was $23.4 million, including interest and penalty. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.
Operating Leases
As of December 24, 2010, we had total outstanding commitments on non-cancelable operating leases of $18.2 million, $12.1 million of which relate to our domestic leases. These leases are generally for terms of five to seven years and generally provide renewal options for terms of three to five additional years. A significant portion of our domestic leases will expire on 2013. Our domestic leases include our headquarters in Fremont, CA.
We have total outstanding commitments of $6.1 million in our non-cancelable international operating leases. Of this total amount, $4.5 million relate to our operating lease in the Europe, Middle East, and Africa (“EMEA”) region and $1.5 million relates to our facilities in the Asia Pacific (“APAC”) region. Our major facility leases in the EMEA region are generally for terms of four to nine years, and generally do not provide renewal options. Our major facility leases in the APAC region, except for Melbourne, Australia, are generally for terms of three to five years, and generally do not provide renewal options. We can renew our Melbourne, Australia lease for one additional period of five years.
Purchase Commitments
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through 2012. As of December 24, 2010, there was a remaining commitment of approximately $14.0 million, of which $12.2 million will be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Off Balance Sheet Arrangements
We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at December 24, 2010 was $4.9 million for which we have $4.4 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 24, 2010. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of December 24, 2010.

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
We believe that the accounting policies discussed under Part I, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 25, 2010 are significantly affected by critical accounting estimates and that they are both highly important to the portrayal of our financial condition and results and require difficult management judgments and assumptions about matters that are inherently uncertain. Certain of these significant accounting policies are considered to be critical accounting policies.
Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Share-based compensation;

•	Restructuring expense;

•	Allowance for doubtful accounts;

•	Inventory valuation;

•	Impairment of long-lived assets;

•	Fair value measurements and impairments;

•	Warranty reserve; and

•	Accounting for income taxes;

There have been no significant changes in the Company's significant accounting policies for the six months ended December 24, 2010 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 25, 2010, except for the changes in revenue recognition as a result of new accounting standards as described below.
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
Effective June 26, 2010, we adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating after June 25, 2010. The adoption of ASU 2009-13 and ASU 2009-14 was material to our financial results, increasing revenues by $45.5 million and $57.7 million and gross profit by $19.2 million and $24.6 million, for the three and six months ended December 24, 2010, respectively. The impact was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements which include hardware appliances or arrangements where the undelivered element is post contract customer support ("PCS") for which we were unable to establish VSOE of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement. We expect the adoption of ASU 2009-13 and ASU 2009-14 to be material to future periods; however, we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.
For fiscal year 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services, and or professional services, we allocate revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is essential to the functionality of our products, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue, as amended.
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
We have not consistently established VSOE of fair value of any of its products or services. In addition, we have not established TPE as there are no similar or interchangeable competitor products or services in standalone sales to similarly situated customers. Therefore, revenue from these multiple-element arrangements are allocated based on the BESP. The objective of BESP is to determine the price at which we would transact a sale if a product or service were sold on a stand-alone basis. We determine BESP for product or service by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific market factors, competitive positioning, competitor actions, profit objectives and pricing practices. The determination of BESP is a formal process that includes review and approval by our management. In addition, we regularly review VSOE and TPE for our products and services, in addition to BESP.
For fiscal year 2010 and sales contracts entered into prior to fiscal year 2011, we recognize revenue pursuant to the previous guidance for multiple-element arrangements. For arrangements which do not include Hardware Appliances and where services are included, we recognize revenue from the sale of products prior to the completion of services as the services are not essential to the functionality of the products. For certain multiple-element arrangements, we deliver software products integrated with the Hardware Appliance and provide unspecified software updates and enhancements to the software through its PCS. For arrangements which include Hardware Appliances or arrangements where the undelivered element is PCS, we have not established VSOE of fair value of the element. Therefore, revenue and related cost of revenue from these arrangements are deferred and recognized ratably over the PCS period as combined product and service revenue in the unaudited condensed consolidated statements of operations.

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
Investment Risk
The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents, and investments in high credit quality, readily liquid securities, primarily U.S. treasuries and money market funds. Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 24, 2010, our cash and cash equivalents of $100.9 million consisted primarily of cash, money market funds, and U.S. treasury bills. Due to the short term nature of our investment portfolio, we believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
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
At December 24, 2010, we held ARS with a fair value of $6.2 million. ARS are securities that are structured with short-term interest rate reset dates of generally less than 90 days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to 35 days, investors can sell or continue to hold the securities at par subject to a successful interest rate reset. In the first and second quarters of fiscal year 2008, certain ARS failed auction due to sell orders exceeding buy orders. Our ARS consist of investments that are backed by pools of student loans, the majority of which are ultimately guaranteed by the Department of Education. During the three months ended September 24, 2010, we entered into an 'offer to sell' with a secondary market broker for all of our ARS. As such, we determined that an other-than-temporary impairment has occurred with respect to our entire ARS portfolio. We recognized the total unrealized loss of $1.2 million as realized loss during the three months ended September 24, 2010. On November 16, 2010, we sold one of our ARS with a face value of approximately $1.3 million and received approximately $1.2 million in cash proceeds. The fair value of the ARS was approximately $1.1 million at the time of the sale. As a result, we recognized a realized gain of approximately $0.1 million in the unaudited condensed statements of operations during the three months ended December 24, 2010.

As of December 24, 2010, we re-assessed the fair value of our ARS and we determined that there was an increase in fair value primarily due to changes in the estimated rate of return used in the discounted cash flow model to estimate the fair value of the ARS. However, the change in fair value was immaterial for the three months ended December 24, 2010. For the six months ended December 24, 2010, we have recognized realized loss of $1.2 million in the unaudited condensed statements of operations.
Foreign Exchange Risk
As of December 24, 2010 and June 25, 2010, foreign currency cash accounts totaled $35.0 million and $28.6 million, respectively (primarily in Euros, Canadian dollars, Australian dollars and British pounds).
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
At December 24, 2010, we had no foreign currency forward contracts or option contracts.
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
For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $3.5 million change in the value of our financial instruments.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 24, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 24, 2010, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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
On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. We assumed this claim in connection with our acquisition of Legacy SGI assets, and are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.7 million based on the conversion rate on December 24, 2010) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on December 24, 2010) plus interest and costs. The proceeding has commenced and a hearing is scheduled for February 2011. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
In March 2009, we and certain of our present and former directors and officers were sued in the Superior Court of the State of California for Alameda County, in a shareholder derivative lawsuit captioned Milo v. Barton, et al, Case No. R30944-0474. The complaint alleges that the defendants engaged in various acts and omissions that resulted in the drops of our share price in early 2007, and asserts claims for alleged breaches of defendants' fiduciary duties, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, disgorgement of unspecified compensation earned by the defendants, and an award of an unspecified amount for plaintiff's costs and attorney's fees. On January 18, 2011, defendants filed a demurrer to the complaint on the grounds that plaintiff failed to plead that a pre-suit demand on the Company's Board of Directors was excused under controlling state law. The hearing on defendants' demurrer is scheduled for May 31, 2011. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
On December 3, 2009, we initiated an arbitration proceeding captioned Silicon Graphics Intl. Corp., f/k/a Rackable Systems, Inc. v. Thomas Weisel Partners Group, Inc., et al., FINRA Arb. No. 09-06849, against its former investment advisor Thomas Weisel Partners LLC (“TWP”), as well as TWP's parent company Thomas Wiesel Partners Group, Inc., to remedy TWP's alleged mismanagement and wrongful advice pertaining to our investments in allegedly unsuitable and illiquid investments called “auction rate securities” (“ARS”). Due to market conditions, the ARS at issue are still held by us, as described elsewhere herein. We filed our arbitration claim with the Financial Industry Regulatory Authority (“FINRA”), and assert various causes of action including breach of fiduciary duty, unsuitability, and breach of contract. We seek remedies including rescission; restitution; disgorgement; and compensatory, consequential, and punitive damages, and requests a damages award in excess of $9.0 million, exclusive of punitive damages and other potential relief. TWP filed its Answer on February 4, 2010. The parties have commenced discovery and the arbitration is currently scheduled to commence in February 2011. Although the parties are currently in settlement discussions, we have not reached a final settlement and accordingly cannot currently predict with certainty the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

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

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	increased competition causing us to sell our products or services at decreasing margins;

•	location and timing requirements for the delivery of our products and services;

•	longer acceptance cycles of our products by certain customers;

•	addition of new customers or loss of existing customers, especially involving our largest customers;

•	gross margin obtained on the sales of products and services, especially to our largest customers;

•	write-off of excess and obsolete inventory;

•	impairment and shortening of the useful life of components from our suppliers;

•	unexpected changes in the price for, and the availability of, components from our suppliers;

•	our ability to enhance our products with new and better designs and functionality;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	actions taken by our competitors, such as new product announcements or introductions or changes in pricing;

•	revenue and gross margin disparity among our lines of server product and storage product lines;

•	market acceptance of our newer products, such as Altix UV and our COPAN platforms;

•	technology regulatory compliance, certification and intellectual property issues associated with our products;

•	the payment of unexpected legal fees and potential damages or settlements resulting from protecting or defending our intellectual property or other matters;

•	the payment of significant damages or settlements resulting from faulty or malfunctioning products or the provision of services unsatisfactory to our customers;

•	the market downturn and delay in orders of our products;

•	the departure and acquisition of key management and other personnel; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.

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
For the three and six months ended December 24, 2010, our international revenue was $71.2 million and $102.9 million. As of December 24, 2010, the balance in our foreign currency cash accounts is $35.0 million. As of December 24, 2010, we had no foreign currency forward contracts or option contracts. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
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
We have been substantially dependent on a concentrated number of customers that purchase in large quantities. If we are unable to maintain or replace our relationships with concentrated customers and/or diversify our customer base, our revenue may fluctuate and our growth may be limited.*
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from this type of customer. For the three and six months ended December 24, 2010, our top five customers accounted for approximately 33% and 37% of our total revenues, respectively. For the three and six months ended December 24, 2010 Amazon accounted for 10% and 12% of our total revenues, respectively. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.
Our customers require a high degree of reliability in our products and services, and if we cannot meet their expectations our relationships with our customers could be damaged and demand for our products and services will decline.
Because our customers rely on our products and services for their enterprise or mission critical applications, any failure to provide high quality products and reliable services, whether caused by our own failure or failures by our suppliers or contract manufacturers, could damage our reputation and reduce demand for our products and services. Some of our products, such as our ICE CubeTM line, are particularly complex and carry a higher per unit price. A failure of products in our ICE Cube line would therefore potentially be more costly to us, with the risk and potential cost to us increasing proportionately with the number of products we sell in this line. Most of our customers use our systems for applications that are critical to their organization; as a result system reliability is critical to the success of our products. In addition, delays in our ability to fill product orders as a result of quality control issues, such as an increase in failure rates or the rate of product returns, may negatively impact our relationships with our customers and harm our revenue and growth.
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
Uncertainty in the credit market may negatively affect the value of auction rate securities owned by us and our ability to liquidate these securities.*
Our long-term investments as of December 24, 2010 are comprised of various auction rate securities (“ARS”). ARS are variable-rate debt securities that have a long-term maturity. The interest rate on ARS resets through Dutch auctions that are held at pre-determined intervals, usually every 28 days, providing liquidity by allowing investors to roll over their holdings or obtain immediate liquidity by selling. Uncertainty in the credit market has negatively affected these auctions as they have not had sufficient bidders to allow investors to complete a sale. In February 2008, auctions of ARS that we continue to hold failed. Due to the uncertainty of liquidity, we have classified these investments as long-term and have included them in long-term investments. As of September 24, 2010, we determined that an other-than-temporary impairment has occurred with respect to our entire ARS portfolio. The Company has recognized the total unrealized loss of $1.2 million as realized loss in the unaudited condensed statements of operations during the three ended September 24, 2010, reducing their value to $7.4 million as of September 24, 2010. In the future, failed auctions may affect our ability to liquidate these ARS until a future auction is successful, a buyer is found outside of the auction process, the underlying securities have matured or the securities are recalled by the issuer. In addition, failed auctions may affect the fair value of our ARS and may result in an impairment charge.
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
We are subject to various legal proceedings. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under Part II, Item 1- "Legal Proceedings" of the Quarterly Report on Form 10-Q.

Risks Related to Owning Our Stock
Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.
Our stock has been publicly traded for a relatively short period of time, having first begun trading in June 2005. During that time our stock price has fluctuated significantly, from a high of approximately $56.00 per share to a low of approximately $3.42 per share. At times the stock price has changed very quickly. During the three months period ended December 24, 2010, our stock price has fluctuated from a high of approximately $9.72 to a low of approximately $6.83. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control including:

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
During the six months ended December 24, 2010, we repurchased and held in treasury 505,100 shares of outstanding common stock, for a total of $3.9 million. Such repurchases were accounted for at cost and reflected as treasury stock in the accompanying unaudited condensed balance sheets. No shares of outstanding common stock were repurchased during the six months ended December 25, 2009.
As of December 24, 2010, the Company held in treasury 748,795 shares for a total of $4.9 million. The Company has $35.1 million in remaining authorization for the stock repurchase program as of December 24, 2010.

	Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum approximate dollar value that may yet be purchased under the plan or program
Period
September 25, 2010 - October 22, 2010	195,300	7.88	195,300	36,088,693
October 23, 2010 - November 19, 2010	133,800	7.62	133,800	35,069,723
November 20, 2010 - December 24, 2010	—	—	—	35,069,723

Item 3. Defaults Upon Senior Securities.
None

Item 4. Reserved.

Item 5. Other Information.
The first quarter fiscal 2011 cash bonuses, authorized by the Compensation Committee of the Company's Board of Directors for the named executive officers, were determined on November 3, 2010 in the amounts as set forth in the table below, which updates and supersedes the table included in our Current Report on Form 8-K filed on November 3, 2010.

Name of Officer	Title	Bonus Awarded First Quarter Fiscal 2011
Mark J Barrenechea	Chief Executive Officer	$147,375
Jim Wheat	Chief Financial Officer	$57,313
Maurice Leibenstern	Senior Vice President, General Counsel and Corporate Secretary	$40,610
Tim Pebworth	Vice President and Chief Accounting Officer	$24,563

Item 6. Exhibits.

 EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant	S-1	2.1	333-122576	2/4/2005
2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto	8-K	2.1	000-51333	8/30/2006
2.3	Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009
2.4	Amendment to Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc., dated as of April 30, 2009.	8-K	2.1	000-51333	5/5/2009
2.5	Secured Creditor Asset Purchase Agreement dated as of February 23, 2010, by and between Silicon Valley Bank and Silicon Graphics International Corp.	8-K	2.5	000-51333	3/1/2010
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	000-51333	8/12/2005
3.2	Amended and Restated Bylaws	8-K	3.2	000-51333	3/7/2008
3.3	Certificate of Ownership and Merger	8-K	3.3	000-51333	5/21/2009
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Form of Specimen Stock Certificate	8-K	4.2	000-51333	5/21/2009
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS INTERNATIONAL CORP.
By:	/s/ JAMES D. WHEAT
James D. Wheat Chief Financial Officer
Dated: February 2, 2011