Form 10-Q
period 2011-03-25
Silicon Graphics International Corp
filed 2011-05-04
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2011
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 29, 2011, there were 30,987,613 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited).

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010

Revenue
Product	$88,205	$—	$265,281	$—
Service	34,143	—	100,821	—
Combined product and service	21,316	107,820	67,980	302,080
Total revenue (Note 3):	143,664	107,820	434,082	302,080
Cost of revenue
Product	68,482	—	203,653	—
Service	19,883	—	57,454	—
Combined product and service	14,797	78,900	49,147	232,106
Total cost of revenue	103,162	78,900	310,254	232,106
Gross profit	40,502	28,920	123,828	69,974
Operating expenses:
Research and development	13,305	16,267	40,473	41,986
Sales and marketing	16,607	15,194	49,566	46,811
General and administrative	12,428	13,270	36,952	40,056
Restructuring	915	1,434	1,716	3,652
Acquisition-related	1,094	—	1,094	(557)
Total operating expenses	44,349	46,165	129,801	131,948
Loss from operations	(3,847)	(17,245)	(5,973)	(61,974)
Total other income (expense), net:
Interest income, net	10	105	236	332
Other income (expense), net	2,880	(2,566)	(1,300)	(3,480)
Total other income (expense), net	2,890	(2,461)	(1,064)	(3,148)
Loss from continuing operations before income taxes	(957)	(19,706)	(7,037)	(65,122)
Income tax provision (benefit) from continuing operations	715	556	2,098	(3,930)
Net loss from continuing operations	(1,672)	(20,262)	(9,135)	(61,192)
Discontinued operations (Note 21):
Income from discontinued operations, net of tax	—	82	—	346
Net loss	$(1,672)	$(20,180)	$(9,135)	$(60,846)

Net loss per share, basic and diluted:
Continuing operations	$(0.05)	$(0.67)	$(0.30)	$(2.04)
Discontinued operations	—	—	—	0.01
Basic and diluted net loss per share	$(0.05)	$(0.67)	$(0.30)	$(2.03)

Shares used in computing net loss per share
Basic and diluted	30,577	30,097	30,468	30,041
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 25, 2011	June 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$128,727	$129,343
Current portion of restricted cash and cash equivalents	1,730	830
Accounts receivable, net of allowance for doubtful accounts of $2,008 and $1,646 as of March 25, 2011 and June 25, 2010, respectively	101,648	79,464
Inventories	82,722	89,929
Deferred cost of revenue	57,439	45,255
Prepaid expenses and other current assets	15,527	15,967
Total current assets	387,793	360,788
Non-current portion of restricted cash and cash equivalents	3,351	3,102
Long-term investments	—	7,475
Property and equipment, net	29,160	28,172
Intangible assets, net	18,068	16,223
Non-current portion of deferred cost of revenue	52,825	49,109
Other assets	33,621	32,343
Total assets	$524,818	$497,212
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,065	$49,204
Accrued compensation	24,856	21,885
Other current liabilities	33,216	27,608
Current portion of notes payable	8,157	—
Current portion of deferred revenue	138,957	137,596
Total current liabilities	249,251	236,293
Notes payable, net of current portion	1,483	—
Non-current portion of deferred revenue	96,077	91,989
Long-term income taxes payable	24,285	21,715
Other non-current liabilities	21,081	12,286
Total liabilities	392,177	362,283
Commitments and contingencies (Note 25)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 31,731 shares and 30,709 shares issued at March 25, 2011 and June 25, 2010, respectively	31	31
Additional paid-in capital	468,229	459,339
Treasury stock, at cost (749 shares and 244 shares at March 25, 2011 and June 25, 2010, respectively)	(4,912)	(1,022)
Accumulated other comprehensive loss	(56)	(1,903)
Accumulated deficit	(330,651)	(321,516)
Total stockholders' equity	132,641	134,929
Total liabilities and stockholders' equity	$524,818	$497,212

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 25, 2011	March 26, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,135)	$(60,846)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,254	13,725
Share-based compensation	3,948	3,584
Impairment of investment in SGI Japan Ltd.	2,904	—
Realized loss on investments	858	—
Provision (recovery) for doubtful accounts receivable	(190)	430
Loss on disposal of property and equipment	60	395
Deferred income taxes	(89)	(87)
Changes in operating assets and liabilities:
Accounts receivable	1,011	(17,463)
Inventories	15,456	41,981
Deferred cost of revenue	(7,689)	(72,558)
Prepaid expenses and other assets	2,304	220
Other long term assets	(559)	(273)
Accounts payable	(19,846)	(12,932)
Accrued compensation	(2,838)	(2,212)
Other liabilities	(4,777)	2,703
Deferred revenue	(3,352)	124,698
Net cash provided by (used in) operating activities	(9,680)	21,365
CASH FLOWS FROM INVESTING ACTIVITIES AND ACQUISITIONS:
Purchases of property and equipment	(5,383)	(5,287)
Increase in restricted cash and cash equivalents	(1,149)	(782)
Proceeds from sales of long-term investments	7,692	—
Proceeds from maturities of long-term investments	225	225
Cash acquired, net of cash used in acquisition	6,046	(1,983)
Net cash provided by (used in) investing activities and acquisitions	7,431	(7,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of restricted stock	(894)	(766)
Purchase of treasury stock	(3,890)	—
Proceeds from issuance of common stock upon exercise of stock options	3,725	860
Proceeds from issuance of common stock under ESPP plan	2,123	902
Net cash provided by financing activities	1,064	996
Effect of exchange rate changes on cash and cash equivalents	569	—
Net increase (decrease) in cash and cash equivalents	(616)	14,534
Cash and cash equivalents-beginning of period	129,343	128,714
Cash and cash equivalents-end of period	$128,727	$143,248
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$420	$257
Unrealized gain on investments	$—	$90

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes paid	$4	$1,293

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
The Company's headquarters is located in Fremont, California. The Company has significant global presence with the ability to provide products and services globally either directly or through its partner network. The principal business of the Company is the design, manufacture and implementation of highly scalable compute servers, high-capacity storage systems and high-end computing and data management systems. The Company has its primary manufacturing facility located in Chippewa Falls, Wisconsin. In addition to the broad line of mid-range to high-end computing servers, data storage and data center technologies, the Company provides global customer support and professional services related to these products. The Company's products are used by the scientific, technical and business communities to solve challenging data intensive computing, data management and visualization problems. The vertical markets the Company serves include the federal government, defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, Internet, financial services, media and entertainment, and business intelligence and data analytics.

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
Reclassifications. The Company reclassified certain costs that were previously reported as sales and marketing expense to research and development expense to conform to the Company's internal reporting structure. Accordingly, $1.5 million and $4.1 million of costs reported for the three months and nine months ended March 26, 2010, respectively, have been reclassified from sales and marketing expense to research and development expense to conform to the current period's presentation. The reclassification did not impact the Company's previously reported net revenues, gross profit, operating income, net income or earnings per share.
Fiscal Year. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Fiscal year 2011 will be comprised of 52-weeks and will end on June 24, 2011. Fiscal year 2010 was comprised of 52-weeks and ended on June 25, 2010. The Company's fiscal quarters generally have 13-week quarters ending on the last Friday of the respective period. The third quarter of fiscal year 2011 and fiscal year 2010 ended on March 25, 2011 and March 26, 2010, respectively. Each of the three and nine months periods ended on March 25, 2011 and March 26, 2010 were comprised of 13 weeks or 91 days and 39 weeks or 273 days, respectively. The Company's next 53-week fiscal year will be fiscal year 2012, and the first quarter of fiscal year 2012 will be comprised of 14 weeks or 98 days.
Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
Foreign Currency Transactions. The functional currency of the Company's foreign subsidiaries is the U.S. dollar, except for its Japanese subsidiary. Accordingly, all monetary assets and liabilities of the foreign subsidiaries, except for the Japanese subsidiary, are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, nonmonetary assets and liabilities are translated at historical rates, and revenue and expenses are translated at average exchange rates in effect during each reporting period. The transaction gains and losses are included as a component of other income (expense), net in the

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

accompanying unaudited condensed consolidated statements of operations.
The Company uses the Japanese yen as the functional currency for its Japanese subsidiary. Assets and liabilities denominated in non-U.S. dollars are re-measured into U.S. dollars at the rates of exchange rates in effect at the balance sheet dates. Revenues and expenses are translated at average exchange rates in effect during the period. Translation adjustments are included in stockholders' equity in the unaudited condensed consolidated balance sheet as a component of accumulated other comprehensive income (loss).
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
Discontinued Operations. In October 2008, the Company committed to a formal plan to abandon the RapidScale product line (“RapidScale”). The Company has accounted for the RapidScale product line as a discontinued operation. The results of operations of the RapidScale product line have been reclassified and presented as discontinued operations, net of tax, for fiscal year 2010. The cash flows of the RapidScale product line have not been reported separately within the unaudited condensed consolidated statement of cash flows as these are not material (see Note 21). The results of operations of the RapidScale product line for fiscal year 2011 are not material.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Policy Changes.
There have been no significant changes in the Company's significant accounting policies for the nine months ended March 25, 2011 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 25, 2010, except for the changes in revenue recognition as a result of new accounting standards as described below.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

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
Effective June 26, 2010, the Company adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating after June 25, 2010. The adoption of ASU 2009-13 and ASU 2009-14 was material to the Company's financial results, increasing revenues by $25.5 million and $83.3 million for the three and nine months ended March 25, 2011, respectively, and increasing gross profit by $7.4 million and $32.0 million for the three and nine months ended March 25, 2011, respectively. The impact was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements which include Hardware Appliances or arrangements where the undelivered element is post contract customer support ("PCS") for which the Company was unable to establish VSOE of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement. The Company expects the adoption of ASU 2009-13 and ASU 2009-14 to be material to future periods; however, the Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

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
Recently Issued Accounting Standards.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which requires new disclosures about significant transfers in and out of Level 1 and Level 2 and separate disclosures about purchases, sales, issuances, and settlements with respect to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about valuation techniques and inputs used to measure fair value. The new disclosures and clarifications of existing disclosures were effective beginning June 26, 2010 (fiscal year 2011), except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be effective for the Company beginning June 25, 2011 (fiscal year 2012). As the provisions of ASU 2010-06 relate to disclosure requirements only, the revised guidance did not have a material impact on our financial statements during the nine months ended March 25, 2011.

4. ACQUISITION
Acquisition of SGI Japan, Ltd.
On March 9, 2011 (the “Closing Date”), pursuant to a Stock Purchase Agreement (the "Agreement") dated March 8, 2011, the Company's wholly-owned subsidiary, Silicon Graphics World Trade BV ("SGI BV") acquired the remaining outstanding shares of SGI Japan, Ltd., a Japanese corporation (“SGI Japan”). Prior to the Closing Date, the Company owned approximately 10% of the outstanding shares of SGI Japan and accounted for such investment as a cost method investment. SGI Japan operates primarily as a seller and servicer of high-performance computing ("HPC"), visualization, data center, and media and archive systems in Japan.
Pursuant to the terms of the Agreement, the total purchase price was approximately $17.9 million in cash, $1.8 million of which was placed in escrow to secure the Company's indemnification rights under the Agreement. The acquisition is expected to serve as a strategic entry into the large technical computing market of Japan and to enable the Company to extend its global reach, accelerate growth opportunities, and strengthen the relationships with its partners and customers in Japan. Furthermore, the acquisition is expected to enable the Company to more fully participate in the Japanese HPC market and benefit from SGI Japan's extensive service business.
The Company has retained independent appraisers to assist management in the determination of the fair value of the various assets acquired and liabilities assumed. The values assigned to the assets acquired and the liabilities assumed in these financial statements are preliminary, representing management’s best estimate of fair values as of the Closing Date and are therefore subject to change. As the Company finalizes the determination of the fair value of the assets acquired and the liabilities assumed, it is possible that the acquisition of SGI Japan may result in recognition of goodwill or a gain on acquisition. The preliminary fair value of the acquired assets, net of assumed liabilities and the fair value of the Company's previous investment, preliminarily equals the $17.9 million cash consideration paid by the Company. The acquisition-date fair value of the equity interest in SGI Japan held by the Company immediately before the Closing Date was $2.1 million and was equal to its carrying value of $2.1 million. No gain or loss was recorded as the fair value approximated the carrying value of the investment.

The preliminary estimates of fair value of the assets acquired and liabilities assumed as of the Closing Date which is subject to finalization of the fair value determination are as follows (in thousands):

Cash and cash equivalents	$23,950
Prepaid maintenance contracts	8,211
Other tangible assets	41,190
Deferred revenue	(8,801)
Notes payable	(9,408)
Other liabilities assumed	(41,834)
Net tangible assets	13,308
Other intangible assets	6,692
Total net assets acquired	20,000
Less: acquisition-date fair value of investment in SGI Japan previously held	2,096
Cash paid	17,904
The fair value of the major components of the intangibles assets acquired and their estimated useful lives is as follows (dollars in thousands):

Intangible Asset Class	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Customer Backlog	$6,692	(a)
(a) The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset.
The revenue and earnings of SGI Japan from the Closing Date to March 25, 2011 included in the Company's unaudited condensed consolidated statement of operations was $5.4 million and net loss of $0.5 million for the three and nine months ended March 25, 2011 (see Note 23).
The Company incurred acquisition-related costs (i.e., advisory, legal, accounting, valuation, and other costs) of $1.1 million during the three months ended March 25, 2011. The acquisition-related costs were expensed in the periods in which the costs were incurred and are recorded in the unaudited condensed consolidated statements of operations.
The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and SGI Japan as if the acquisition had occurred at the beginning of fiscal year 2010 (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Revenue	$159,297	$156,319	$475,677	$386,734

Net loss from continuing operations	$(3,760)	$(19,634)	$(14,697)	$(65,856)
Income from discontinued operations, net of tax	—	82	—	346
Net loss	$(3,760)	$(19,552)	$(14,697)	$(65,510)

Net loss per share, basic and diluted:
Continuing operations	$(0.12)	$(0.65)	$(0.48)	$(2.19)
Discontinued operations	—	—	—	0.01
Basic and diluted net loss per share	$(0.12)	$(0.65)	$(0.48)	$(2.18)

Shares used in computing net loss per share
Basic and diluted	30,577	30,097	30,468	30,041
The unaudited pro forma condensed financial information is not intended to represent or be indicative of the condensed results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as representative of the future consolidated results of operations of the Company. The acquisition-related costs of $1.1 million during the three months ended March 25, 2011 are not presented in the pro forma condensed financial information because they will not have a continuing impact on the combined results.

5. FINANCIAL INSTRUMENTS AND FAIR VALUE
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
The Company's assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and view an inactive market as one in which there are a few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, the Company or the counterparty's non-performance risk is considered in determining the fair values of liabilities and assets, respectively.
Long-term Investments
Long-term investments consisted of auction rate securities ("ARS"), which are investments with contractual maturities generally between zero and 50 years. The Company's ARS consisted of investments that were backed by pools of student loans, the majority of which are ultimately guaranteed by the U.S. Department of Education. Beginning in February 2008, certain ARS failed auction due to sell orders exceeding buy orders. Given disruptions in the credit markets and the fact that the liquidity for these types of securities were considered uncertain, the Company classified the ARS as long-term investments in the accompanying unaudited condensed consolidated balance sheets as the Company's ability to liquidate such securities within 12 months was considered uncertain.
On February 4, 2011, the Company and its former investment advisor, Thomas Weisel Partners LLC ("TWP"), entered into a settlement agreement whereby the Company sold all of its ARS through TWP and received proceeds of approximately $6.5 million (see Note 25). At the time of the sale, the fair value of the remaining securities was approximately $6.2 million and the Company recorded a realized gain of $0.3 million during the three months ended March 25, 2011, which is classified as other income in the unaudited condensed consolidated statement of operations. As a result of the sale, the Company no longer has any ARS in its investment portfolio as of March 25, 2011.
During the three months ended September 24, 2010, the Company entered into an 'offer to sell' with a secondary market broker for all of its ARS securities. As such, the Company determined that an other-than-temporary impairment had occurred with respect to its entire ARS portfolio. The Company recognized the total unrealized loss of $1.2 million as realized loss in the unaudited condensed consolidated statement of operations during the three months ended September 24, 2010. During the three months ended December 24, 2010, the Company sold one of its ARS and received approximately $1.2 million in cash proceeds. The fair value of the ARS was approximately $1.1 million at the time of the sale. As a result, the Company recognized a gain of approximately $0.1 million in the unaudited condensed consolidated statement of operations during the three months ended December 24, 2010. Realized loss on sale of investments was $0.8 million during the nine months ended March 25, 2011.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

As of June 25, 2010, long-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Auction rate securities	$8,775	$—	$(1,300)	$7,475
As of June 25, 2010, the Company recorded a temporary impairment loss within accumulated other comprehensive loss of $1.3 million. The unrealized losses on the investments in ARS were caused by market declines as a result of the recent disruption in the credit markets. Because the decline in market value was attributable to changes in market conditions and not credit quality, and the Company did not intend to sell nor likely would be required to sell these investments prior to the recovery of the entire amortized cost basis, the Company did not consider the investments in ARS to be other-than temporarily impaired at June 25, 2010.
Fair Value of Financial Instruments
As of March 25, 2011, the Company held money market funds and U.S. treasury bills measured at fair value on a recurring basis of $1.5 million and $15.5 million, respectively. The Company's money market funds and U.S. treasury bills are classified within Level 1 of the fair value hierarchy as these are valued using quoted market prices of the identical underlying securities in active markets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended March 25, 2011.
As of March 25, 2011, the Company has sold all of its investments in ARS. The Company's ARS was classified within Level 3 of the fair value hierarchy as the fair value of ARS was estimated using an income (discounted cash flow) approach that incorporates both observable and unobservable inputs to discount the expected future cash flows. The material factors used in preparing the discounted cash flow model were 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. The Company derived the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value had been primarily due to changes in the estimated rate of return.
The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended March 25, 2011 were as follows (in thousands):

Nine Months Ended March 25, 2011	ARS
Beginning balance at June 25, 2010	$7,475
Redemption at par value	(225)
Total realized gains included in net income	442
Sale of securities	(7,692)
Ending balance at March 25, 2011	$—
The Company may also be required to measure certain assets or liabilities at fair value on a nonrecurring basis. The fair values of accounts receivable, accounts payable, accrued liabilities and notes payable due within one-year approximates their carrying values because of the short-term nature of these instruments. The carrying amount of long-term note payable approximates fair value because the interest rate adjusts to market interest rate quarterly (see Note 15). Prior to its acquisition, the Company's investment in SGI Japan was accounted for under the cost method and fair value of the investment was measured using comparisons to companies in Japan, analysis of the financial condition of SGI Japan, and conditions reflected in the capital markets. During the three months ended December 24, 2010, the Company determined that there had been an other-than-temporary impairment of its investment in SGI Japan. As a result, the Company wrote down the investment by $2.9 million, which represented the difference between the investment's carrying value and the estimated fair value of the investment of $2.1 million. The Company included the impairment loss in other expense, net, for the three and nine months ended March 25, 2011. As of June 25, 2010, the fair value of the investment in SGI Japan was $5.0 million.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

6. INVENTORIES
Inventories consist of the following (in thousands):

	March 25, 2011	June 25, 2010
Finished goods	$26,986	$37,525
Work in process	13,428	13,875
Raw materials	42,308	38,529
Total inventories	$82,722	$89,929

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	March 25, 2011	June 25, 2010
Non-trade accounts receivable	$2,114	$4,794
Prepaid taxes	945	2,128
Value-added tax receivable	7,506	5,272
Deferred income taxes	461	463
Other prepaid and current assets	4,501	3,310
Total prepaid expenses and other current assets	$15,527	$15,967

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (dollars in thousands):

	Estimated Useful Life	March 25, 2011	June 25, 2010
Land	N/A	$799	$799
Building	30-32	11,297	11,062
Computer equipment and software	2-6	21,988	17,830
Manufacturing equipment	2-7	6,014	5,451
Leasehold improvements	2-7	8,200	7,501
Furniture and fixtures	2-7	3,154	1,532
Vehicles	5	30	104
Construction in progress	N/A	715	428
		52,197	44,707
Less accumulated depreciation and amortization		(23,037)	(16,535)
Total property and equipment, net		$29,160	$28,172
Depreciation and amortization expense was $2.3 million and $3.1 million for the three months ended March 25, 2011 and March 26, 2010, respectively. Depreciation and amortization expense was $7.3 million and $9.2 million for the nine months ended March 25, 2011 and March 26, 2010, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

9. INTANGIBLE ASSETS
Intangible Assets, Net
The following table details the Company's intangible asset balance by major asset class (dollars in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	March 25, 2011
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(2,645)	$4,255
Purchased technology	5	7,800	(2,812)	4,988
Customer backlog	(a)	11,957	(5,470)	6,487
Trademark/trade name portfolio	5	3,667	(1,421)	2,246
Patents & other	2	200	(108)	92
Total		$30,524	$(12,456)	$18,068

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 25, 2010
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(1,610)	$5,290
Purchased technology	4	5,300	(1,434)	3,866
Customer backlog	(a)	5,100	(3,517)	1,583
Trademark/trade name portfolio	5	3,667	(849)	2,818
Patents & other	2	200	(34)	166
Subtotal		21,167	(7,444)	13,723
In-process research & development costs not subject to amortization	(b)	2,500	—	2,500
Total		$23,667	$(7,444)	$16,223

(a)
The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset. As part of the acquisition of SGI Japan (See Note 4), the Company acquired customer backlog intangible asset of $6.9 million, of which $0.4 million was amortized during the three months ended March 25, 2011. The value assigned to the customer backlog intangible asset related to the acquisition of SGI Japan is preliminary and represent management’s best estimate of fair values as of the Closing Date. As the Company finalizes the determination of the fair value of the customer backlog intangible asset, it is possible that the fair value of the customer backlog intangible asset may be revised.

(b)
In-process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. During the three months ended September 24, 2010, the Company completed the associated research and development efforts and transferred the in-process research and development costs to purchased technology category.

Intangible assets amortization expense was $1.4 million and $0.8 million in the three months ended March 25, 2011 and March 26, 2010, respectively. Intangible assets amortization expense was $5.0 million and $4.5 million in the nine months ended March 25, 2011 and March 26, 2010, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

As of March 25, 2011, the expected amortization expense for all intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2011 (remaining three months)	$4,752
2012	4,878
2013	3,855
2014	3,288
2015	510
2016 and thereafter	785
Total amortization	$18,068

10. OTHER ASSETS
Other assets consist of the following (in thousands):

	March 25, 2011	June 25, 2010
Long-term service inventory	$18,994	$16,135
Restricted pension plan assets	8,233	6,945
Investment in SGI Japan	—	5,000
Residual value of leased equipment	257	763
Long-term refundable deposits	4,075	1,154
Other assets	2,062	2,346
Total other assets	$33,621	$32,343

11. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	March 25, 2011	June 25, 2010
Accrued sales and use tax payable	$10,381	$8,083
Accrued warranty, current portion	4,131	2,859
Accrued professional services fees	4,581	4,772
Income taxes payable	1,238	1,214
Accrued restructuring	825	1,311
Accured royalty payable	584	927
Other	11,476	8,442
Total other current liabilities	$33,216	$27,608

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	March 25, 2011	June 25, 2010
Pension liability	$15,819	$7,012
Deferred income taxes	342	342
Accrued warranty, non-current portion	1,438	1,527
Deferred rent, non-current portion	770	981
Other	2,712	2,424
Total other non-current liabilities	$21,081	$12,286

13. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Balance at beginning of period	$3,726	$7,352	$4,386	$8,572
Accrual assumed in acquisition of SGI Japan	1,690	—	1,690	—
Current period accrual	958	363	2,239	1,245
Warranty expenditures charged to accrual	(1,053)	(1,832)	(2,914)	(3,934)
Changes in accrual for pre-existing warranties	248	—	168	—
Balance at end of period	$5,569	$5,883	$5,569	$5,883

14. RESTRUCTURING ACTIVITY
Fiscal 2011 Restructuring Action
On February 18, 2011, management approved restructuring actions to reduce the Company's worldwide workforce to streamline operations and reduce operating expenses. The Company expects to incur up to $6.6 million for severance pay and related cash expenditures. The Company expects to recognize the majority of the severance charges in the fourth quarter of fiscal 2011, with the remaining costs to be incurred in the first quarter of fiscal 2012. As of March 25, 2011, the total cost incurred in connection with the fiscal 2011 restructuring action was $0.9 million.
The total expense for the fiscal 2011 restructuring action is as follows (in thousands):

	Three Months Ended			Nine Months Ended
	March 25, 2011		March 26, 2010	March 25, 2011	March 26, 2010
Employee terminations	$930	—	$—	$930	$—
Activity in accrued restructuring for the fiscal 2011 restructuring action during the three months ended March 25, 2011 is as follows (in thousands):

	Employee Terminations	Facilities Exit Costs		Total
Balance at December 24, 2010	$—	$—	—	$—
Costs incurred	930	—		930
Cash payments	(750)	—		(750)
Balance at March 25, 2011	$180	$—		$180

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

There was no activity in accrued restructuring for the fiscal 2011 restructuring action prior to the three months ended March 25, 2011.
Fiscal 2010 Restructuring Action
On July 27, 2009, management approved restructuring actions to reduce the Company's European workforce and vacate certain facilities in Europe. The total amount expected to be incurred in connection with the restructuring activity is $9.0 million. The Company expects employee severance to be substantially paid during the remainder of fiscal year 2011 and the Company expects to substantially fulfill the remaining contractual obligations related to the facilities exit costs by fiscal year 2012. As of March 25, 2011, the total cost incurred in connection with the fiscal 2010 restructuring action was $8.5 million.
The total restructuring expense for the fiscal 2010 restructuring action is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Employee terminations	$(9)	$1,378	$729	$3,329
Facilities exits costs	(6)	64	69	331
Total restructuring expense	$(15)	$1,442	$798	$3,660
Activity in accrued restructuring for the fiscal 2010 restructuring action during the nine months ended March 25, 2011 is as follows (in thousands):

	Employee Terminations	Facilities Exit Costs	Total
Balance at June 25, 2010	$1,268	$337	$1,605
Costs incurred	560	75	635
Cash payments	(1,179)	(67)	(1,246)
Balance at September 24, 2010	649	345	994
Costs incurred	178	—	178
Cash payments	(312)	(67)	(379)
Balance at December 24, 2010	515	278	793
Costs incurred	(9)	(6)	(15)
Cash payments	(38)	(83)	(121)
Balance at March 25, 2011	$468	$189	$657
All Restructuring Actions
Total expense for all restructuring actions was $0.9 million and $1.4 million for the three months ended March 25, 2011 and March 26, 2010, respectively. Total expense for all restructuring actions was $1.7 million and $3.7 million for the nine months ended March 25, 2011 and March 26, 2010, respectively. The restructuring liability for all restructuring actions was $0.8 million as of March 26, 2011 and is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

15. NOTES PAYABLE
In connection with the Acquisition of SGI Japan (see Note 4), the Company assumed the outstanding borrowings under SGI Japan's note payable to various Japanese financial institutions.

As of March 25, 2011, the Company's outstanding notes payable to financial institutions are as follows:

	Interest rate at March 25, 2011	March 25, 2011
		(in thousands)
Notes payable (fixed interest rate)
1,000 million yen issued January 31, 2007, due January 31, 2012	1.442%	$2,472
1,000 million yen issued January 30, 2007, due January 30, 2012	1.490%	2,472
Notes payable (variable interest rate)
1,000 million yen issued January 30, 2007, due January 30, 2012	0.489%	2,472
300 million yen issued March 27, 2009, due February 28, 2014	1.350%	2,224
Total notes payable		$9,640
Less: current portion		(8,157)
Total notes payable, net of current portion		$1,483
The interest on the 1,000 million yen variable rate note payable accrues at a rate per annum, reset quarterly, equal to the 3-month British Bankers Association Interest Settlement Rate plus 0.3% and the interest on the 300 million yen variable rate note payable accrues at a rate per annum, reset quarterly, equal to the 3-month Japanese Bankers Association Tokyo Inter-Bank Offered Rate plus 1.010%. The principal and interest on all notes payable outstanding is due quarterly over the maturity period. There are no guarantees or loan covenants related to these notes payable.
The following table summarizes the Company's principal payment schedule as of March 25, 2011, (in thousands):

Fiscal Year
2011 (remaining three months)	$2,039
2012	6,303
2013	742
2014	556
Total	$9,640
Interest expense for the three and nine months ended March 25, 2011 was not material to the financial statements.

16. SHARE-BASED COMPENSATION
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Option Plans Shares
Risk-free interest rate	1.6%	2.3%	1.5%	2.6%
Volatility	60.3%	59.8%	57.9%	61.7%
Weighted average expected life (in years)	4.06	5.00	4.31	5.00
Weighted average fair value	$4.37	$4.89	$3.92	$2.99
ESPP Plan shares
Risk-free interest rate	0.4%	0.4%	0.3%	0.6%
Volatility	60.6%	55.0%	55.5%	58.0%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Weighted average fair value	$4.81	$3.59	$4.11	$2.55
The computation of expected life is based on an analysis of the Company's historical exercise patterns and post-vest termination rates. In the three and nine months ended March 25, 2011, expected volatility is based on the implied and historical volatility for the Company. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company's share-based awards do not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities. As share-based compensation expense recognized in the accompanying unaudited condensed consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.
Share-Based Compensation Expense
Total share-based compensation expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Cost of revenue	$188	$155	$499	$565
Research and development	82	169	361	554
Sales and marketing	262	143	707	264
General and administrative	963	694	2,381	2,307
Continuing operations	1,495	1,161	3,948	3,690
Discontinued operations	—	—	—	(106)
Total share-based compensation expense	$1,495	$1,161	$3,948	$3,584

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Stock Options and Restricted Stock Awards Activity
Summary of stock option activity for the nine months ended March 25, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
Balance at June 25, 2010	3,752,920	$9.85
Options granted	135,000	8.45
Options exercised	(429,027)	8.68
Options cancelled	(317,929)	8.21
Balance at March 25, 2011	3,140,964	$10.11	7.13	$30,452,073
Vested and expected to vest at March 25, 2011	2,880,768	$10.42	7.01	$27,110,098
Exercisable at March 25, 2011	1,894,669	$12.09	6.38	$15,018,905
The total intrinsic value of options exercised in the nine months ended March 25, 2011 and March 26, 2010 was $2.9 million and $0.5 million, respectively.
As of March 25, 2011, there was $1.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.2 years.
The following table summarizes the Company's restricted stock awards (“RSA”) activity for the nine months ended March 25, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 25, 2010	41,252	$13.91
Released	(34,377)	$14.08
Balance at March 25, 2011	6,875	$13.08
As of March 25, 2011, there was $0.1 million of total unrecognized compensation cost related to RSA, which is expected to be recognized over a weighted average period of approximately 1 month.
The following table summarizes the Company's restricted stock units (“RSU”) activity for the nine months ended March 25, 2011.

Number of Shares
Balance at June 25, 2010	314,348
Awarded	558,043
Released	(203,862)
Forfeited	(24,914)
Balance at March 25, 2011	643,615
Vested and expected to vest at March 25, 2011	508,179
As of March 25, 2011, there was $3.4 million of total unrecognized compensation cost related to RSU, which is expected to be recognized over a weighted average period of 2.8 years.
During the nine months ended March 25, 2011, 84,809 shares of common stock were delivered to the Company in payment of $0.9 million of withholding tax obligations arising from the release of RSA and RSU. The withholding tax obligations were based upon the fair market value of the Company's common stock on the vesting date.
At March 25, 2011, the total compensation cost related to options to purchase the Company's common stock under the 2005 ESPP Plan not yet recognized was approximately $1.0 million. This cost will be amortized on a straight-line basis over

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

approximately 1.9 years. The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP Plan during the three and nine months ended March 25, 2011 and March 26, 2010.

	March 25, 2011	March 26, 2010
Shares issued	473,698	238,889
Weighted-average purchase price per share	$4.51	$3.78

17. STOCKHOLDERS' EQUITY
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
During the three months ended March 25, 2011, the Company did not repurchase any shares of outstanding common stock. During the nine months ended March 25, 2011, the Company repurchased and held in treasury 505,100 shares of outstanding common stock for a total of $3.9 million. Such repurchases were accounted for at cost and reflected as treasury stock in the accompanying unaudited condensed balance sheets. No shares of outstanding common stock were repurchased during the three and nine months ended March 26, 2010.
As of March 25, 2011, the Company held in treasury 748,795 shares for a total of $4.9 million. The Company has $35.1 million in remaining authorization for the stock repurchase program as of March 25, 2011.
Accumulated Other Comprehensive Loss
The following table summarized the components of accumulated other comprehensive loss as of March 25, 2011 and June 25, 2010 (in thousands):

	March 25, 2011	June 25, 2010
Cumulative translation adjustment	$492	$—
Net unrealized losses on investments	—	(1,355)
Losses on pension assets	(548)	(548)
Accumulated other comprehensive loss	$(56)	$(1,903)
Comprehensive Loss
Comprehensive loss for the three months ended March 25, 2011 includes unrecognized gain in foreign currency translation adjustment. Comprehensive loss for the nine months ended March 25, 2011 includes unrecognized gain in foreign currency translation adjustment and change in unrealized loss on investments. Comprehensive loss for the three and nine months ended March 26, 2010 includes changes in unrealized loss on investments and unrecognized loss on pension assets. The tax effect of the changes has been taken into account, if applicable.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Net loss	$(1,672)	$(20,180)	$(9,135)	$(60,846)
Change in cumulative translation adjustment	492		492
Change in unrealized loss on investments	—	102	1,355	90
Change in unrecognized loss on pension assets	—	58	—	(1)
Comprehensive loss	$(1,180)	$(20,020)	$(7,288)	$(60,757)

18. EARNINGS PER SHARE
Basic and diluted net loss per common share is computed by dividing unaudited consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing unaudited consolidated net income by the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock awards, and the assumed issuance of common stock under the employee stock purchase plan. Potentially dilutive common shares are excluded when the effect would be to reduce a net loss per share. As the Company had a net loss in the three and nine months ended March 25, 2011 and March 26, 2010, respectively, basic and diluted net loss per share are the same for these periods.
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended March 25, 2011 and March 26, 2010 (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Numerators:
Loss from continuing operations, net of tax	$(1,672)	$(20,262)	$(9,135)	$(61,192)
Income from discontinued operations, net of tax	—	82	—	346
Net Loss	$(1,672)	$(20,180)	$(9,135)	$(60,846)

Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	30,577	30,097	30,468	30,041

Net income (loss) per share, basic and diluted:
Continuing operations	$(0.05)	$(0.67)	$(0.30)	$(2.04)
Discontinued operations	—	—	—	0.01
Basic and diluted net loss per share	$(0.05)	$(0.67)	$(0.30)	$(2.03)
For the three and nine months ended March 25, 2011, options and restricted stock units to purchase 3.1 million shares and 0.7 million shares, respectively, of common stock were outstanding but not included in the computation of diluted net loss per share because these were antidilutive compared to options and restricted stock units to purchase 3.8 million shares and 0.4 million shares, respectively, for the same periods in fiscal year 2010.

19. EMPLOYEE BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its international employees in the United Kingdom and Germany. No additional employees are eligible to join these plans. Pension benefits associated with these plans generally are based on each participant's years of service, compensation, and age at retirement or termination. The Company funds these pension plans in amounts sufficient to meet the minimum requirements of the local laws and regulations. Additional funding may be provided as deemed appropriate.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

In addition, in connection with the acquisition of SGI Japan (See Note 4), the Company acquired a defined benefit plan ("Japan plan") covering substantially all of its employees in Japan. All employees of SGI Japan are eligible to participate in the Japan plan. Pension benefits associated with the Japan plan are based on a point-based plan under which a point is added every year reflecting the individual employee's years of service and their job classification. The amount of pension benefit payment is determined based on sum of cumulative points from past services. The pension benefits are payable, depending on the employee's eligibility, in either in a lump-sum amount or monthly pension payments. The Company funds the SGI Japan pension plan in amounts sufficient to meet the minimum requirements of the local laws and regulations. Additional funding may be provided as deemed appropriate.
United Kingdom Plan
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
The Company has life insurance policies with cash surrender values that have been earmarked by the Company to partly cover the underfunded status of the plan of $9.0 million and $7.9 million as of March 25, 2011 and March 26, 2010, respectively. The cash surrender value of the life insurance plan balance is $8.5 million, of which $0.3 million is included in other current assets and $8.2 million is included in other assets in the accompanying unaudited condensed consolidated balance sheets.
The net periodic benefit cost of the German plan was comprised of the following components during the three and nine months ended March 25, 2011 and March 26, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Net periodic benefit cost
Service cost	$29	$32	$190	$98
Interest expense	131	141	285	433
Expected return on plan assets	(21)	(24)	(65)	(75)
Net periodic benefit cost	$139	$149	$410	$456
The Company does not expect to make any contributions to the German plan during the remaining portion of fiscal 2011 or in the next fiscal year as contributions are not required by funding regulations or laws and the cash surrender value of the life insurance plan earmarked by the Company substantially covers the under-funded status of the German plan.
Japan Plan
The Japan plan is managed by financial institutions and the financial institutions make investment decisions with the guidelines set by the Company’s investment policy. The investment objectives of the SGI Japan plan assets are designed to generate returns that will enable the plan to meet its future obligations. The plan assets are invested in domestic and international equity and fixed-income securities.
The net periodic benefit cost of the Japan plan was not material to the financial statements during the three months ended March 25, 2011. The acquired projected benefit obligation, net of plan assets, was $7.3 million as of the Closing Date. The projected benefit obligation, net of plan assets, is $7.5 million as of March 25, 2011.
The Company expects to make contributions to the Japan plan of approximately $0.5 million during the current fiscal year and approximately $3.2 million during the next fiscal year.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Defined Contribution Plan
The Company's U.S. employees are eligible to participate in the Company's qualified defined contribution plan under section 401(k) of the Internal Revenue Code. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. Under the terms of the plan, the Company may provide a discretionary matching contribution at the discretion of its management or the Company can make annual contributions to the plan at the discretion of the Board of Directors. There were no contributions for the three and nine months ended March 25, 2011 and March 26, 2010, respectively.

20. INCOME TAXES
The Company recorded a tax expense of $0.7 million and $2.1 million for the three and nine months ended March 25, 2011. The tax expense was computed based on the Company's projected financial results for the year ending June 24, 2011 and amounts related to unrecognized tax benefits and interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months and nine months ended March 25, 2011 primarily due to domestic operating losses generated from which the Company does not benefit, tax expense incurred by the Company's foreign subsidiaries with operating income, and the Company's unrecognized tax benefits and related interest recorded during the period.
The Company recorded a tax expense of $0.6 million and a tax benefit of $3.9 million for the three and nine months ended March 26, 2010, respectively. The income tax benefit for the nine month period included a discrete tax benefit of $4.9 million resulting from the November 6, 2009 enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the Act). The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to three to five years from two years. Additional amounts recorded include a discrete tax benefit of $0.3 million related to a research and development credit claim for fiscal 2006, net of unrecognized tax benefits, and tax expense of $0.6 million for unrecognized tax benefits and related interest. The effective tax rate used to record the tax benefit differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 26, 2010 primarily due to the Company's tax benefit attributable to the utilization of tax attributes in the prior years and operating losses generated during the period from which the Company does not benefit.
As of March 25, 2011, the Company has provided a partial valuation allowance against our net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $9.7 million of gross unrecognized tax benefit as of March 25, 2011, primarily due to the recognition of tax benefits as a result of Legacy SGI's tax contingency recorded in the acquisition, of which $9.7 million, when recognized, will impact the effective tax rate. As of March 25, 2011, the Company also had approximately $14.6 million of interest, penalties and foreign currency differences attributable to the gross unrecognized tax benefits. During the three and nine months ended March 25, 2011, the Company recorded a net decrease of $0.3 million and a net increase of $2.6 million, respectively, in taxes, accrued interest, penalties and foreign currency associated with unrecognized tax benefits.
As of March 25, 2011, the net recorded tax liability for uncertain tax positions was $24.3 million, including interest and penalty. With respect to an uncertain tax position of one of our foreign subsidiaries, we expect a cash payment of $0.5 million within the next twelve months.  In addition, we anticipate that a tax examination of one of our foreign subsidiaries will conclude within the next twelve months.  We cannot conclude on the range of cash payments that will be made within the next twelve months associated with the tax examination and our other uncertain tax positions.

21. DISCONTINUED OPERATIONS
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
The results of operations of the RapidScale product line were reclassified and included in discontinued operations, net of tax, within the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended March 26, 2010. Results of operations of the RapidScale product line for the three and nine months ended March 25, 2011 were

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

not material to the Company's operations and, therefore, were not reclassified.
The following summarizes the results of discontinued operations (in thousands):

	Three Months Ended	Nine Months Ended
	March 26, 2010	March 26, 2010
Revenue	$85	$290
Cost of revenue	9	60
Gross profit	76	230
Operating expenses:
Research and development	—	(105)
Sales and marketing	—	(14)
General and administrative	(6)	9
Total operating expenses	(6)	(110)
Income from discontinued operations	82	340
Total other income	—	6
Income from discontinued operations	$82	$346

22. SEGMENT INFORMATION
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Segment Results
The following table presents revenues, cost of revenues and gross margin for the Company's products and services segments for the three and nine months ended March 25, 2011 and March 26, 2010 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Revenue
Products	$104,904	$69,652	$321,857	$189,350
Services	38,760	38,168	112,225	112,730
Total	$143,664	$107,820	$434,082	$302,080
Cost of revenue
Products	$83,279	$57,576	$251,541	$168,564
Services	19,883	21,324	58,713	63,542
Total	$103,162	$78,900	$310,254	$232,106
Gross profit
Products	$21,625	$12,076	$70,316	$20,786
Services	18,877	16,844	53,512	49,188
Total	$40,502	$28,920	$123,828	$69,974
Gross margin:
Products	20.6%	17.3%	21.8%	11.0%
Services	48.7%	44.1%	47.7%	43.6%
Total	28.2%	26.8%	28.5%	23.2%
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
Customer information
For the three months ended March 25, 2011, Amazon and the U.S. government accounted for approximately 12% and 10% of the Company's revenue, respectively. For the nine months ended March 25, 2011, Amazon accounted for approximately 12% of the Company's revenue. For the three and nine months ended March 26, 2010, Amazon accounted for approximately 19% and 22% of the Company's revenue. No other customers accounted for 10% or more of the Company's revenue for the three and nine months ended March 25, 2011 and March 26, 2010.
At March 25, 2011, Amazon accounted for approximately 11% of the Company's accounts receivable. No other single customer accounted for 10% or more of the Company's trade accounts receivable at March 25, 2011 and June 25, 2010.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Geographic Information
Revenue from both domestic and international customers (based on the address of the customer on the invoice) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Domestic revenue	$93,306	$83,735	$280,814	$236,232
International revenue	50,358	24,085	153,268	65,848
Total revenue	$143,664	$107,820	$434,082	$302,080
No individual foreign country's revenue was material for disclosure purposes.
Approximately 83% and 91% of the Company's property and equipment, net was located in the United States as of March 25, 2011 and June 25, 2010, respectively.

23. RELATED PARTY TRANSACTIONS
Investment in SGI Japan
The Company acquired approximately 90% of the outstanding stock of SGI Japan for $17.9 million on March 9, 2011. Prior to that date, the Company owned approximately 10% of the outstanding stock of SGI Japan, which was acquired in connection with the acquisition of Legacy SGI. As a result, effective March 10, 2011, SGI Japan became a wholly-owned subsidiary of the Company (See Note 4).
Prior to March 10, 2011, the Company's investment in SGI Japan of $2.1 million was accounted for under the cost method and was included in other assets in the accompanying unaudited condensed consolidated balance sheet at June 25, 2010. During the three months ended December 24, 2010, the Company determined that there had been an other-than-temporary impairment of its investment in SGI Japan. As a result, the Company wrote down the investment from $5.0 million to $2.1 million, which represented the estimated fair value of the investment at December 24, 2010. On March 9, 2011, the carrying value of $2.1 million was equal to the acquisition-date fair value of the equity interest in SGI Japan held by the Company immediately before the acquisition, no gain or loss was recorded.
The Company's unaudited condensed consolidated statements of operations for the three and nine months ended March 25, 2011 and the unaudited condensed consolidated statement of cash flows for the nine months ended March 25, 2011 include SGI Japan's statement of operations and statement of cash flows for the period from March 10, 2011 to March 25, 2011. The Company's unaudited condensed consolidated balance sheet at March 25, 2011 includes the accounts of SGI Japan. All significant intercompany transactions between the Company and SGI Japan for the period from March 10, 2011 to March 25, 2011 have been eliminated in consolidation. All significant intercompany balances between the Company and SGI Japan at March 25, 2011 have also been eliminated in consolidation.
Sales to Related Party
Prior to March 10, 2011, the Company recognized product revenue and cost of product revenue from sales to SGI Japan. The Company ceased recognizing product revenue and cost of product revenue from sales to SGI Japan effective March 10, 2011. Product revenue and cost of product revenue from sales to SGI Japan prior to March 10, 2011 were as follows (in thousands):

	Period From	Three	Period From	Nine
	December 25, 2010	Months	June 26, 2010	Months
	to	Ended	to	Ended
	March 9, 2011	March 26, 2010	March 9, 2011	March 26, 2010
Product revenue	$3,029	$1,222	$15,718	$7,592
Cost of product revenue	$1,922	$758	$10,027	$4,681

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Amounts Receivable From and Payable to Related Party
As of June 25, 2010, amounts receivable from and payable to SGI Japan were as follows (in thousands):

June 25, 2010
Amounts receivable from SGI Japan	$8,845
Amounts payable to SGI Japan	$127
Amounts receivable from SGI Japan at June 25, 2010 were included in accounts receivable in the unaudited condensed consolidated balance sheet. Amounts payable to SGI Japan at June 25, 2010 were included in accounts payable in the unaudited condensed consolidated balance sheet.
Amounts receivable from and payable to SGI Japan as of March 25, 2011 have been reclassified to intercompany accounts. All significant intercompany balances have been eliminated in consolidation.

24. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at March 25, 2011 was $5.6 million for which the Company has $5.1 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.

25. COMMITMENTS AND CONTINGENCIES
Notes Payable
The following table summarizes the Company's principal payment schedule as of March 25, 2011, (in thousands):

Fiscal Year
2011 (remaining three months)	$2,039
2012	6,303
2013	742
2014	556
Total	$9,640
Leases
The Company leases its facilities and office buildings under operating leases that expire at various dates through March 2017. Certain leases also contain escalation and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized using the straight line method over the term of the lease. In addition to the minimum future lease commitments presented below, the leases generally require that the Company pay property taxes, insurance, maintenance and repair costs. Also, under certain leases, the Company is granted an option to terminate the lease early by providing an advance notice and paying an early termination fee. The Company does not intend to invoke the early termination option of the leases and hence the future minimum operating lease commitments disclosed herein consist of the total lease payments through the end of the initial lease terms.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Fiscal Year
2011 (remaining three months)	$2,612
2012	9,561
2013	6,320
2014	3,026
2015	904
2016 and thereafter	517
Total	$22,940
Rent expense for the three months ended March 25, 2011 and March 26, 2010 was $1.6 million and $1.6 million, respectively. Rent expense for the nine months ended March 25, 2011 and March 26, 2010 was $4.3 million and $4.9 million, respectively.
Purchase Commitments
In connection with supplier agreements, the Company has agreements to purchase certain units of inventory and non-inventory items through 2012. As of March 25, 2011, these remaining non-cancelable commitments were $15.2 million, which are due in less than a year.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 25, 2011. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of March 25, 2011.
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
On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. The Company assumed this claim in connection with its acquisition of Legacy SGI assets, and is currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.7 million based on the conversion rate on March 25, 2011) plus interest and costs. On February 29, 2008, the Company filed its reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on March 25, 2011) plus interest and costs. The proceeding has commenced and a hearing is scheduled for June 2011. The Company cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
On January 16, 2009, the Company and certain of its former officers were sued in the United States District Court for the Northern District of California, in a matter captioned In Re Rackable Systems, Inc. Securities Litigation, Case No. C-09-0222-CW. On April 16, 2009, the Court appointed Elroy Whittaker as Lead Plaintiff and the Law Firm of Glancy Binkow &

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

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
On March 10, 2009, the Company and certain of its present and former directors and officers were sued in the Superior Court of the State of California for Alameda County, in a shareholder derivative lawsuit captioned Milo v. Barton, et al, Case No. R30944-0474. The complaint alleges that the defendants engaged in various acts and omissions that resulted in the drops of our share price in early 2007, and asserts claims for alleged breaches of defendants' fiduciary duties, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, disgorgement of unspecified compensation earned by the defendants, and an award of an unspecified amount for plaintiff's costs and attorney's fees. On January 18, 2011, defendants filed a demurrer to the complaint on the grounds that plaintiff failed to plead that a pre-suit demand on the Company's Board of Directors was excused under controlling state law. On February 15, 2011, plaintiff stipulated to a voluntary dismissal of the action. The Court entered judgment dismissing the action with prejudice and the action is terminated.
On December 3, 2009, the Company initiated an arbitration proceeding captioned Silicon Graphics Intl. Corp., f/k/a Rackable Systems, Inc. v. Thomas Weisel Partners Group, Inc., et al., FINRA Arb. No. 09-06849, against its former investment advisor Thomas Weisel Partners LLC (“TWP”), as well as TWP's parent company Thomas Wiesel Partners Group, Inc., to remedy TWP's alleged mismanagement and wrongful advice pertaining to the Company's investments in allegedly unsuitable and illiquid investments called “auction rate securities” (“ARS”). On February 4, 2011, the Company settled with TWP. As part of the settlement, the Company sold all of its remaining ARS through TWP and received proceeds of approximately $6.5 million. Each of the parties agreed to bear their own attorneys' fees and costs. The Company's carrying value of the ARS was $6.2 million; therefore, the Company recorded a $0.3 million gain as a result of the settlement.
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
Additionally, from time to time, the Company receives inquiries from regulatory agencies informally requesting information or documentation. There can be no assurance in any given case that such informal review will not lead to further proceedings involving the Company in the future.
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
“Silicon Graphics,” “SGI,” “Eco-Logical,” “RapidScale,” “ICE Cube,” “COPAN,” “Rackable,” “Altix,” and the “Silicon Graphics” logo are trademarks or registered trademarks of Silicon Graphics International Corp. or its subsidiaries in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.
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
On March 9, 2011 (the “Closing Date”), pursuant to a Stock Purchase Agreement (the "Agreement") dated March 8, 2011, our wholly-owned subsidiary, Silicon Graphics World Trade BV ("SGI BV") acquired the remaining outstanding shares of SGI Japan, Ltd., a Japanese corporation (“SGI Japan”). Prior to the Closing Date, we owned approximately 10% of the outstanding shares of SGI Japan and accounted for such investment as a cost method investment. SGI Japan operates primarily as a seller and servicer of high-performance computing ("HPC"), visualization, data center, and media and archive systems in Japan. At the present time, the economic disruption in Japan caused by the earthquake has not significantly impacted our operations or financial performance in Japan and we determined that no asset impairment has occurred as a result of this event.
In fiscal year 2011, our strategy and operations are focused on growing our revenue, improving our gross margins, and controlling our operating expenses. Our results during the three and nine months ended March 25, 2011 are consistent with our fiscal year 2011 strategy. As part of this strategy, we acquired SGI Japan, Ltd., a Japanese corporation, ("SGI Japan") to serve as an entry into the large technical computing market of Japan and to enable us to extend our global reach, accelerate growth opportunities, and strengthen the relationships with our partners and customers in Japan. Furthermore, the acquisition is expected to enable us to more fully participate in the Japanese HPC market and benefit from SGI Japan's extensive service business.
Excluding the impact from new accounting standards for revenue recognition, we increased our revenue by $10.3 million comparing the three months ended March 25, 2011 and March 26, 2010 and $48.7 million comparing the nine months ended March 25, 2011 and March 26, 2010. Included in the three and nine months ended March 25, 2011, SGI Japan contributed $5.4 million of revenue subsequent to the acquisition. We increased our gross margin by 140 basis points from 26.8% in the three months ended March 26, 2010 to 28.2% in the three months ended March 25, 2011 and by 540 basis points from 23.2% in the nine months ended March 26, 2010 to 28.5% in the nine months ended March 25, 2011. Our operating expenses decreased in the three and nine months ended March 25, 2011 as compared to the three and nine months ended March 26, 2010. We believe we are on track to continue to execute according to our fiscal year 2011 strategy.
In fiscal year 2011, we adopted new accounting standards for revenue recognition which was required to be adopted for fiscal years beginning on or after June 15, 2010. Under these new accounting standards, we are recognizing, and not deferring, more product revenue prospectively beginning with the first quarter of fiscal year 2011. Our total revenue and gross margin in the three months ended March 25, 2011 were $143.7 million and 28.2%, respectively. Our total revenue and gross margin in the nine months ended March 25, 2011 were $434.1 million and 28.5%, respectively. Under the previous accounting standards for revenue recognition, our total revenue and gross margin would have been $118.1 million and 28.1%, respectively, in the three months ended March 25, 2011 and $350.8 million and 26.2%, respectively, in the nine months ended March 25, 2011.
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

Results of Operations
Summarized below is the results of our operations for the three and nine months ended March 25, 2011 compared to the three and nine months ended March 26, 2010.
Comparison of the three and nine months ended March 25, 2011 and March 26, 2010
Financial Highlights

•
We recognized revenue of $143.7 million in the three months ended March 25, 2011. Revenue increased $35.8 million or 33% in the three months ended March 25, 2011 from $107.8 million in the three months ended March 26, 2010. Our higher revenue resulted partially from the required adoption of new accounting standards for revenue recognition which resulted in us recognizing more revenue upon delivery or acceptance and from increase in sales of high performance compute server and storage products. The required adoption of these new accounting standards for revenue recognition resulted in $25.5 million and $18.2 million incremental increase in revenue and cost of revenue in the three months ended March 25, 2011, respectively. In addition, our acquisition of SGI Japan increased our revenue by $5.4 million during the three months ended March 25, 2011.

•
We increased our gross margin by 140 basis points from 26.8% in the three months ended March 26, 2010 to 28.2% in the three months ended March 25, 2011. Our gross margin increased by 540 basis points from 23.2% for the nine months ended March 26, 2010 to 28.5% for the nine months ended March 25, 2011.

•
As a result of increased revenue and gross margin, our gross profit increased $11.6 million or 40% to $40.5 million in the three months ended March 25, 2011 from $28.9 million in the three months ended March 26, 2010. In addition, our gross profit increased $53.9 million or 77% to $123.8 million in the nine months ended March 25, 2011 from $70.0 million in the nine months ended March 26, 2010. The increase in gross profit of $7.4 million and $32.0 million is primarily attributable to the required adoption of the new accountings standards for revenue recognition in the three and nine months ended March 25, 2011, respectively.

•
We incurred acquisition related costs of $1.1 million resulting from our purchase of all the remaining shares of SGI Japan. Prior to this acquisition, we owned approximately 10% of the outstanding shares of SGI Japan.

Revenue, cost of revenue, gross profit and gross margin
The following table presents revenue, cost of revenue, gross profit, and gross margin for the three and nine months ended March 25, 2011 and March 26, 2010 (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 25, 2011	March 26, 2010	$	%	March 25, 2011	March 26, 2010	$	%

Product revenue	$88,205	$—	$88,205	n/a	$265,281	$—	$265,281	n/a
Service revenue	34,143	—	34,143	n/a	100,821	—	100,821	n/a
Combined product and service revenue	21,316	107,820	(86,504)	(80)%	67,980	302,080	(234,100)	(77)%
Total revenue	$143,664	$107,820	$35,844	33%	$434,082	$302,080	$132,002	44%

Cost of product revenue	$68,482	$—	$68,482	n/a	$203,653		$203,653	n/a
Cost of service revenue	19,883	—	19,883	n/a	57,454		57,454	n/a
Combined product and service cost of revenue	14,797	78,900	(64,103)	(81)%	49,147	232,106	(182,959)	(79)%
Total cost of revenue	$103,162	$78,900	$24,262	31%	$310,254	$232,106	$78,148	34%

Product gross profit	$19,723	$—	$19,723	n/a	$61,628	$—	$61,628	n/a
Service gross profit	14,260	—	14,260	n/a	43,367	—	43,367	n/a
Combined product and service gross profit	6,519	28,920	(22,401)	(77)%	18,833	69,974	(51,141)	(73)%
Total gross profit	$40,502	$28,920	$11,582	40%	$123,828	$69,974	$53,854	77%

Product gross margin	22.4%	—%			23.2%	—%
Service gross margin	41.8%	—%			43.0%	—%
Combined product and service gross margin	30.6%	26.8%			27.7%	23.2%
Overall gross margin	28.2%	26.8%			28.5%	23.2%
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
Prior to the adoption of the new standards, we did not have a reasonable basis for separating product and service revenue as we have not been able to establish vendor-specific objective evidence of fair value of both the delivered and undelivered elements(s) for our multiple-element arrangements which include software products integrated with our hardware or include post-contract customer support. As such, revenue and related cost of revenue for the three and nine months ended March 26, 2010 are presented in the table above as combined product and service revenue and cost of revenue. As a result of the adoption of the new standards, we now have a reasonable basis for separately presenting product and service for new and materially modified arrangements originating after June 25, 2010 as we are able to allocate revenue to each element within a multiple-element arrangement based on the aforementioned selling price hierarchy.
Revenue increased $35.8 million or 33% to $143.7 million in the three months ended March 25, 2011 from $107.8 million in the three months ended March 26, 2010. Of the $35.8 million increase in revenue, $25.5 million is attributable to the adoption of the new accounting standards for revenue recognition which allows for us to generally recognize more revenue upon shipment or acceptance. Excluding the impact from the adoption of the new accounting standards, revenue increased $10.3 million or 10% to $118.1 million in the three months ended March 25, 2011. During the three months ended March 25, 2011, our product mix continued to shift to higher margin high performance compute server and storage products, driven by the strength in sales of our new Altix® UV and COPANTM products. Both Altix® UV and COPANTM products are new product offerings introduced in fiscal year 2011. Altix® UV is our next generation shared-memory computer and continues to be well received in the market place. Consistent with the shift in product mix, our Amazon customer concentration moved from 19% of total revenue during the three months ended March 26, 2010 to 12% during the three months ended March 25, 2011. In addition, consistent with our strategy to extend our global reach and accelerate our growth opportunities, our acquisition of SGI Japan resulted in an increase of $5.4 million in revenue during the third quarter of fiscal year 2011. Furthermore, our international sales grew to 35% of our total revenue during the three months ended March 25, 2011 compared to 22% in the comparable period last fiscal year. The increase in international sales as percentage of total revenue is attributable to the adoption of the new accounting standards for revenue recognition and an increase in sales in our European region for the three months ended March 25, 2011.
Revenue increased $132.0 million or 44% to $434.1 million in the nine months ended March 25, 2011 from $302.1 million in the nine months ended March 26, 2010. Of the $132.0 million increase in revenue, $83.3 million is attributable to the adoption of the new accounting standards for revenue recognition. Excluding the impact from the adoption of the new accounting standards, revenue increased $48.7 million or 16.1% in the nine months ended March 25, 2011. During the nine months ended March 25, 2011, our product mix continues to shift to higher margin high performance compute server and storage products, driven by the introduction of our new Altix® UV and COPANTM products. Consistent with the shift in our product mix, our Amazon customer concentration decreased from 22% of total revenue during the nine months ended March 26, 2010 to 12% during the nine months ended March 25, 2011. Our international sales grew to 35% of our total revenue in the nine months ended March 25, 2011 compared to 22% in the comparable period last fiscal year. The increase in international sales as percentage of total revenue is attributable to the adoption of the new accounting standards for revenue recognition and an increase in sales in our European region for the nine months ended March 25, 2011.
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
Our headcount in the manufacturing and services organization, excluding employees acquired through the acquisition of SGI Japan, decreased by 26 employees from 579 employees at March 26, 2010 to 553 employees at March 25, 2011. We acquired 191 employees as a result of the acquisition of SGI Japan; however, the increase in headcount did not significantly impact our compensation and related expenses due to only 15 days as a combined company
Gross profit increased $11.6 million or 40% to $40.5 million in the three months ended March 25, 2011 from $28.9 million in the three months ended March 26, 2010. Gross margin percentage increased to 28.2% in the three months ended March 25, 2011 from 26.8% in the three months ended March 26, 2010. Our gross profit and gross margin percentage increased due to a change in mix shift to higher margin high performance compute server and storage products, including the increase in sales of our new Altix UV and COPAN products. In addition as a portion of our manufacturing overhead and professional services personnel costs are fixed, the gross margins improved as revenue increased across all of our product offerings. Our gross profit increased by $0.7 million due to our acquisition of SGI Japan during the third quarter of fiscal year 2011. Further, for the three months ended March 26, 2010, our gross profit was negatively impacted by a $1.3 million excess and obsolete inventory charge. The adoption of the new accounting standards for revenue recognition increased cost of revenue and gross profit by $18.2 million and $7.4 million, respectively. Approximately 13 basis point increase in our gross margin percentage is attributable to the adoption of the new accounting standards for revenue recognition. Historically, our high performance compute server and storage products were deferred and amortized under the previous revenue recognition standards. With the adoption of the new accounting standards, we are able to recognize revenue and gross profit on these products at the time of delivery or acceptance.
Gross profit increased $53.9 million or 77% to $123.8 million in the nine months ended March 25, 2011 from $70.0 million in the nine months ended March 26, 2010. Gross margin percentage increased to 28.5% in the nine months ended March 25, 2011 from 23.2% in the nine months ended March 26, 2010. Our gross profit and gross margin percentage increased due to a change in mix shift to higher margin high performance compute server and storage products, including the increase in sales of our new Altix UV and COPAN products. In addition as a portion of our manufacturing overhead and professional services personnel costs are fixed, the gross margins improved as revenue increased across all of our product offerings. Further, our gross profit for the nine months ended March 26, 2010 was negatively impacted by a $7.5 million excess and obsolete inventory charge. The adoption of the new accounting standards for revenue recognition increased cost of revenue and gross profit by $51.3 million and $32.0 million, respectively. Approximately 240 basis point increase in our gross margin percentage is attributable to the adoption of the new accounting standards for revenue recognition.
Operating Expenses
Operating expenses for the three and nine months ended March 25, 2011 and March 26, 2010 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 25, 2011	March 26, 2010	$	%	March 25, 2011	March 26, 2010	$	%

Research and development	$13,305	$16,267	$(2,962)	(18)%	$40,473	$41,986	$(1,513)	(4)%
Sales and marketing	$16,607	$15,194	$1,413	9%	$49,566	$46,811	$2,755	6%
General and administrative	$12,428	$13,270	$(842)	(6)%	$36,952	$40,056	$(3,104)	(8)%
Restructuring	$915	$1,434	$(519)	(36)%	$1,716	$3,652	$(1,936)	(53)%
Acquisition-related	$1,094	$—	$1,094	n/a	$1,094	$(557)	$1,651	(296)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense decreased $3.0 million or 18% to $13.3 million in the three months ended March 25, 2011 from $16.3 million in the three months ended March 26, 2010. The decrease in research and development expense was primarily due to a decrease in third-party research and development services of $1.4 million, a decrease in facilities related expenses of $0.6 million and a decrease in purchases of materials and test equipment used for research and development activities of $0.5 million. In addition, during the three months ended March 25, 2011, research and development reimbursements from our business partners increased by $0.4 million. During the three months ended March 25, 2011, we received $0.4 million of research and development reimbursements compared to an immaterial amount received during the three months ended March 26, 2010. Compensation and related expenses during the three months ended March 25, 2011 did not significantly change compared with the three months ended March 26, 2010. Excluding the 13 employees acquired through the acquisition of SGI Japan, our headcount decreased by six from 283 employees as of March 26, 2010 to 277 employees as of March 25, 2011. The employees of SGI Japan did not significantly impact our compensation and related expense due to only 15 days as a combined company.
Research and development expense decreased $1.5 million or 4% to $40.5 million in the nine months ended March 25, 2011 from $42.0 million in the nine months ended March 26, 2010. The decrease in research and development expense was primarily due to a decrease in purchases of materials and test equipment used for research and development activities of $1.1 million, a decrease in facilities related expense of $1.1 million, and a decrease in third party research and development services of $0.6 million. In addition, during the nine months ended March 25, 2011, our losses from disposal of fixed assets decreased by $0.2 million. These decreases in research and development expense were partially offset by a $0.7 million increase in compensation and related expenses and a $1.0 million decrease in research and development reimbursements from our business partners. During the nine months ended March 25, 2011, we received $1.0 million of research and development reimbursements compared to $2.0 million research and development reimbursements received during the nine months ended March 26, 2010.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense increased $1.4 million or 9% to $16.6 million in the three months ended March 25, 2011 from $15.2 million in the three months ended March 26, 2010. This increase was primarily due to an increase in compensation and related expenses of $1.1 million during the three months ended March 25, 2011. This increase in compensation was primarily due to higher commission paid during the three months ended March 25, 2011 compared to the same period last year. Headcount increased by 54 employees from 239 employees as of March 26, 2010 to 293 employees as of March 25, 2011 which include 52 employees acquired through the acquisition of SGI Japan. The employees of SGI Japan did not significantly impact our compensation and related expense due to only 15 days as a combined company. In addition to compensation and related expenses, the increase in sales and marketing expense was also due to an increase in intangible amortization of $0.4 million, third party sales and marketing services of $0.2 million and share-based compensation expense of $0.1 million. The overall increase in sales and marketing expense was partially offset by a decrease in facilities related expense of $0.3 million.
Sales and marketing expense increased $2.8 million or 6% to $49.6 million in the nine months ended March 25, 2011 from $46.8 million in the nine months ended March 26, 2010. The increase in sales and marketing expense was primarily due to an increase in compensation and related expenses of $1.7 million, third party sales and marketing services of $0.7 million, recruiting related expenses of $0.2 million, travel expenses of $0.5 million and share-based compensation expenses of $0.4 million. The overall increase in sales and marketing expense was partially offset by a decrease in facilities related expense of $1.1 million.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, share-based compensation, and facilities and information technology costs.
General and administrative expense decreased $0.8 million or 6% to $12.4 million in the three months ended March 25, 2011 from $13.3 million in the three months ended March 26, 2010. The decrease in general and administrative expense was primarily due to a decrease in bad debt expense of $1.1 million due to recovery of certain receivables during the quarter. In addition, audit and tax related services decreased by $0.2 million, third party related services decreased by $0.6 million, insurance expense decreased by $0.3 million and facility related expenses decreased by $0.6 million. The overall decrease in general and administrative expense was partially offset by increases in compensation and related expense of $0.7 million, legal services of $0.3 million, recruiting related expenses of $0.3 million, and share-based compensation expense of $0.3 million. The acquisition of SGI Japan increased general and administrative expenses by $0.1 million. Total headcount as of March 25, 2011 increased by 30 employees from 194 employees as of March 26, 2010 to 224 employees as of March 25, 2011 which include 32 employees acquired through the acquisition of SGI Japan. The employees of SGI Japan did not significantly impact our compensation and related expense due to only 15 days as a combined company.
General and administrative expense decreased $3.1 million or 8% to $37.0 million in the nine months ended March 25, 2011 from $40.1 million in the nine months ended March 26, 2010. The decrease in general and administrative expense was primarily due to decreases in third party consulting services and legal related services of $2.3 million, audit and tax related services of $0.5 million, insurance of $0.8 million, facility related expenses of $0.7 million, and bad debt expense of $0.6 million. The overall decrease in general and administrative expense was partially offset by an increase in compensation and related expenses of $1.4 million.

Restructuring. On February 18, 2011, management approved the 2011 restructuring action as part of a worldwide workforce reduction to streamline operations and reduce operating expenses. Prior to this action, on July 27, 2009, management approved the 2010 restructuring action to reduce our European workforce and vacate certain facilities.
Restructuring expense for the three and nine months ended March 25, 2011 related to these actions was $0.9 million and $1.7 million, respectively. For the three and nine months ended March 26, 2010, restructuring expense was $1.4 million and $3.7 million, respectively. As a result of the restructuring actions undertaken, we anticipate future cash outflow of $6.6 million, primarily during fiscal year 2011.
Acquisition-related. On March 9, 2011, pursuant to a Stock Purchase Agreement dated March 8, 2011, we acquired the remaining outstanding shares of SGI Japan. In connection with the acquisition, during the three months ended March 25, 2011, we incurred acquisition-related costs of $1.1 million, which consisted primarily of costs related to due diligence, legal and other professional fees.
During the nine months ended March 26, 2010, we recorded a net gain of $0.6 million related to our acquisition of Legacy SGI. During the three months ended December 25, 2009, we received a $1.0 million payment from Legacy SGI related to potential liabilities of Legacy SGI, which pursuant to the Asset Purchase Agreement, were to be remitted to us if not paid to a third party. At the Closing Date of the acquisition, we assessed whether it was more likely than not that a contingent asset existed, and, based on all available information, concluded that no asset existed. Accordingly, we recorded the $1.0 million payment as a gain in our statement of operations upon receipt of the cash during the nine months ended March 26, 2010. The gain was partially offset by $0.4 million of expenses related to the acquisition of Legacy SGI, resulting in a net gain of $0.6 million. We did not incur any acquisition-related expenses during the three months ended March 26, 2010.
Total other income (expense), net
Total other expense for the three and nine months ended March 25, 2011 and March 26, 2010 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 25, 2011	March 26, 2010	$	%	March 25, 2011	March 26, 2010	$	%

Interest income, net	$10	$105	$(95)	(90)%	$236	$332	$(96)	(29)%
Other income (expense), net	$2,880	$(2,566)	$5,446	(212)%	$(1,300)	$(3,480)	$2,180	(63)%
Interest income, net. Interest income, net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds, U.S. treasury bills, and auction rate securities ("ARS"). The decrease in interest income, net was immaterial in the three and nine months ended March 25, 2011 compared to the three and nine months ended March 26, 2010.
Other income (expense), net. Other income (expense), net during the three months ended March 25, 2011 consisted primarily of foreign exchange gains of $2.6 million as a result of the favorable exchange rate effect due to the strengthening of the Euro against the U.S. Dollar. In addition, we realized a gain of $0.3 million related to the sale of our remaining investments in auction rate securities. During the three months ended March 26, 2010, other expense, net consisted of foreign exchange losses of $2.6 million that resulted from the unfavorable exchange rate effect due to the strengthening of the U.S. dollar against the Euro.
Other income (expense), net during the nine months ended March 25, 2011 consisted primarily of an impairment charge of $2.9 million of our investment in SGI Japan and $0.8 million in recognized losses on our investments in auction rate securities. These losses were partially offset by foreign exchange gains of $2.4 million that resulted from the favorable exchange rate effect due to the strengthening of the Euro against the U.S. Dollar. Other expense, net during the nine months ended March 26, 2010 consisted primarily of $3.5 million in foreign exchange losses.

Income tax provision (benefit) from continuing operations
Income tax provision from continuing operations for the three and nine months ended March 25, 2011 and March 26, 2010 was as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 25, 2011	March 26, 2010	$	%	March 25, 2011	March 26, 2010	$	%

Income tax provision (benefit) from continuing operations	$715	$556	$159	29%	$2,098	$(3,930)	$6,028	(153)%
We recorded a tax expense of $0.7 million and $2.1 million for the three and nine months ended March 25, 2011. Our tax expense for the three and nine months ended March 25, 2011 included $0.3 million and $1.6 million of unrecognized tax benefits and related interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the year ending June 24, 2011 primarily due to domestic operating losses generated during the period from which the Company does not benefit, tax expense incurred by the Company's foreign subsidiaries with operating income, and tax expense associated with our unrecognized tax benefits and related interest.
We recorded a tax expense of $0.6 million and a net tax benefit of $3.9 million for the three months and nine months ended March 26, 2010. The tax benefit for the nine month period included a discrete tax benefit of $4.9 million resulting from the November 6, 2009 enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the "Act"). The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to three to five years from two years. Additional amounts recorded include a discrete tax benefit of $0.3 million related to a research and development credit claim for fiscal 2006, net of unrecognized tax benefits, and tax expense of $0.6 million for unrecognized tax benefits and related interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 26, 2010 primarily due to the tax benefit attributable to the utilization of tax attributes in the prior years and operating losses generated during the period from which we do not benefit.
As of March 25, 2011, we have provided a partial valuation allowance against our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. As of March 25, 2011, we have determined that it is more likely than not that certain foreign deferred tax assets will be realized and as a result, we released the valuation allowance related to the deferred tax assets of certain foreign subsidiaries. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
As of March 26, 2010, we had provided a full valuation allowance against net deferred tax assets.
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, for the three and nine months ended March 25, 2011 and March 26, 2010 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 25, 2011	March 26, 2010	$	%	December 24, 2010	December 25, 2009	$	%

Income from discontinued operations, net of tax	$—	$82	$(82)	(100)%	$—	$346	$(346)	(100)%
During the year ended January 3, 2009, we classified our RapidScaleTM product line as a discontinued operation as a result of discontinuing this product line. Our decision was a result of a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms.
The revenue contribution from this product line was immaterial for the three and nine months ended March 25, 2011 and $0.1 million and $0.3 million for the three and nine months ended March 26, 2010.

Liquidity and Capital Resources
We had $128.7 million of cash and cash equivalents at March 25, 2011 and $129.3 million at June 25, 2010. Historically, we have required capital principally to fund our working capital needs. It is our investment policy to invest in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At March 25, 2011, we had short-term and long-term restricted cash and cash equivalents of $5.1 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services.
As of March 25, 2011, we no longer held any investments in ARS. During the quarter, we and our former investment advisor, Thomas Weisel Partners LLC ("TWP"), entered into a settlement agreement, whereby we sold all of our ARS through TWP and received proceeds of approximately $6.5 million. At the time of the sale, the fair value of the remaining securities was approximately $6.2 million and we recorded a realized gain of $0.3 million during the three months ended March 25, 2011, which is classified as other income in the unaudited condensed consolidated statements of operations. As a result of the sale, the Company no longer has any ARS in its investment portfolio as of March 25, 2011. For additional information related to our investments in ARS investments, see Note 5 to our unaudited condensed consolidated financial statements in this Form 10-Q.
On August 31, 2010, the Board of Directors authorized management to resume our stock repurchase program previously authorized by the Board of Directors in February 2009. Under the program, we are authorized to repurchase up to $40.0 million of our common stock and the duration of the program is open ended. We did not repurchase any shares of our common stock during the three months ended March 25, 2011. For the nine months ended March 25, 2011, we repurchased 505,100 shares of our common stock totaling $3.9 million. As of March 25, 2011, we have $35.1 million in remaining authorization for the stock repurchase program. We do not expect the stock repurchase to have an adverse effect on our future liquidity or capital resources as the program may be discontinued or suspended at any time by the Board of Directors.
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
At March 25, 2011, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.
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
The following is a summary of cash activity (in thousands):

	Nine Months Ended
	March 25, 2011	March 26, 2010
Unaudited consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$(9,680)	$21,365
Net cash provided by (used in) investing activities and acquisitions	7,431	(7,827)
Net cash provided by financing activities	1,064	996
Effect of exchange rate changes on cash and cash equivalents	569	$—
Net increase (decrease) in cash and cash equivalents	$(616)	$14,534

Operating Activities
Cash used in operating activities was $9.7 million for the nine months ended March 25, 2011. Our net loss was $9.1 million for the nine months ended March 25, 2011. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $12.3 million, share-based compensation expense of $3.9 million, impairment of equity investment of $2.9 million, realized loss on investments of $0.9 million, and recovery of doubtful accounts receivable of $0.2 million. Net change in operating assets and liabilities was $20.3 million. The primary operating activity source of cash was a decrease in inventory. The primary operating activities uses of cash were increases in deferred cost of revenue, decreases in accounts payable and other liabilities.
For the nine months ended March 25, 2011, deferred revenue decreased $3.4 million and deferred cost of revenue increased $7.7 million, respectively, primarily due to the timing of revenue recognition on sales transactions which were required to be deferred in accordance with our revenue recognition policy. Inventory decreased $15.5 million due to timing of inventory purchases and shipments to customers. Additionally, accounts payable decreased $19.8 million, primarily due to the decrease in inventory purchases and the timing of payments. Accrued compensation decreased $2.8 million primarily due to timing of compensation and related payments.
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
Deferred revenue increased $124.7 million, primarily due to the timing of revenue recognition on sales transactions. Inventory decreased $42.0 million. These sources of cash were offset by an increase in deferred cost of revenue of $72.6 million related to the increase in deferred revenue. Additionally, accounts receivable increased $17.5 million, reflecting an increase in shipments and the timing of sales. Accounts payable decreased $12.9 million, primarily due to the timing of payments.
Investing Activities and Acquisitions
Cash provided by investing activities and acquisitions was $7.4 million in the nine months ended March 25, 2011, primarily due to proceeds from sales and maturities of investments of $7.9 million. In addition, we purchased approximately 90% of the outstanding shares of SGI Japan for $17.9 million in cash. In connection with the acquisition, we acquired $24.0 million of cash, for a net cash acquired of $6.0 million. Cash provided by investing activities was partially offset by purchases property and equipment of $5.4 million and an increase in our restricted cash and cash equivalents of $1.1 million.
Cash used in investing activities and acquisitions was $7.8 million in the nine months ended March 26, 2010, primarily due to the purchases of property and equipment of $5.3 million and the acquisition of Copan Systems, Inc. of $2.0 million.
Financing Activities
Cash provided by financing activities was $1.1 million in the nine months ended March 25, 2011, primarily due to proceeds from the issuance of stock under the employee stock purchase plan and stock options of $5.8 million, partially offset by repurchases of restricted stock of $0.9 million and the purchase of treasury stock of $3.9 million.
Cash provided by financing activities was $1.0 million in the nine months ended March 26, 2010, primarily due to proceeds from the sale of stock under the employee stock purchase plan and stock options of $1.8 million, partially offset by purchases of restricted stock retired to cover taxes of $0.8 million.
In February 2009, the Board of Directors authorized a share repurchase program of up to $40.0 million of our common stock. Under the program, we are able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. During the nine months ended March 25, 2011, we repurchased 505,100 shares of outstanding common stock for a total of $3.9 million which was paid in cash. There were no repurchases in the nine months ended March 26, 2010.
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

Contractual Obligations and Commitments
The following are contractual obligations and commitments at March 25, 2011, associated with lease obligations and contractual commitments (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes Payable Obligations (1)	$9,800	$8,259	$1,541	$—	$—
Operating Lease Obligations	22,940	9,793	10,974	2,057	116
Purchase Commitments	15,224	15,224	—	—	—
Total	$47,964	$33,276	$12,515	$2,057	$116

(1) Amount reflects total anticipated cash payments, including anticipated interest payments.
As of March 25, 2011, the net recorded tax liability for uncertain tax positions was $24.3 million, including interest and penalty. With respect to an uncertain tax position of one of our foreign subsidiaries, we expect a cash payment of $0.5 million within the next twelve months. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our other uncertain tax positions.
Notes Payable
As part of the Acquisition of SGI Japan (see Note 4), the Company assumed the remaining balances of SGI Japan's note payable to various Japanese financial institutions. As of March 25, 2011, $9.6 million of notes payable is outstanding to financial institutions, of which $8.2 million is due within one-year.
Operating Leases
As of March 25, 2011, we had total outstanding commitments on non-cancelable operating leases of $22.9 million, $11.1 million of which relate to our domestic leases. These leases are generally for terms of five to seven years and generally provide renewal options for terms of three to five additional years. The total outstanding commitments included $5.6 million, which relates to our leased facility in Japan, which was acquired as part of the SGI Japan acquisition. A significant portion of our domestic leases will expire on 2013. Our domestic leases include our headquarters in Fremont, CA.
We have total outstanding commitments of $11.9 million in our non-cancelable international operating leases. Of this total amount, $4.5 million relate to our operating lease in the Europe, Middle East, and Africa (“EMEA”) region, $1.7 million relates to our facilities in the Asia Pacific (“APAC”) region, and $5.6 million relates to our facilities in the Japan region. Our major facility leases in the EMEA region are generally for terms of four to nine years, and generally do not provide renewal options. Our major facility leases in the APAC region, except for Melbourne, Australia, are generally for terms of three to five years, and generally do not provide renewal options. We can renew our Melbourne, Australia lease for one additional period of five years. Our major facility leases in the Japan region will expire on 2012.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through 2012. As of March 25, 2011, there was a remaining commitment of approximately $15.2 million, of which the entire amount is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Off Balance Sheet Arrangements
We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at March 25, 2011 was $5.6 million for which we have $5.1 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 25, 2011. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of March 25, 2011.

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

There have been no significant changes in the Company's significant accounting policies for the nine months ended March 25, 2011 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 25, 2010, except for the changes in revenue recognition as a result of new accounting standards as described below.
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
Effective June 26, 2010, we adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating after June 25, 2010. The adoption of ASU 2009-13 and ASU 2009-14 was material to our financial results, increasing revenues by $25.5 million and $83.3 million and gross profit by $7.4 million and $32.0 million, for the three and nine months ended March 25, 2011, respectively. The impact was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements which include hardware appliances or arrangements where the undelivered element is post contract customer support ("PCS") for which we were unable to establish VSOE of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement. We expect the adoption of ASU 2009-13 and ASU 2009-14 to be material to future periods; however, we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.
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
Investment Risk
The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents, and investments in high credit quality, readily liquid securities, primarily U.S. treasuries and money market funds. Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of March 25, 2011, our cash and cash equivalents of $128.7 million consisted primarily of cash, money market funds, and U.S. treasury bills. Due to the short term nature of our investment portfolio, we believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
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
As of March 25, 2011, we are no longer exposed to market risks relating to our ARS as the investment portfolio have been sold in its entirety. During the quarter, the Company and its former investment advisor, Thomas Weisel Partners LLC ("TWP"), entered into a settlement agreement whereby the Company sold all of its ARS through TWP and received proceeds of approximately $6.5 million. At the time of the sale, the fair value of the remaining securities was approximately $6.2 million and the Company recorded a realized gain of $0.3 million during the three months ended March 25, 2011, which is classified as other income in the unaudited condensed consolidated statements of operations. As a result of the sale, the Company no longer has any ARS in its investment portfolio as of March 25, 2011.
Foreign Exchange Risk
As of March 25, 2011 and June 25, 2010, foreign currency cash accounts totaled $64.4 million and $28.6 million, respectively (primarily in Euros, Japanese Yen, and British Pounds).
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
At March 25, 2011, we had no foreign currency forward contracts or option contracts.
Sensitivity Analysis
For purposes of specific risk analysis, we use a sensitivity analysis to determine the impact that market risk exposures may have on the fair values of financial instruments. The financial instruments included in the sensitivity analysis consist of all of our cash and cash equivalents.
To perform the sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates and foreign currency exchange rates on market sensitive instruments. Given the short term nature of our cash and cash equivalents, a sensitivity analysis was not performed as the risk of loss in fair value was deemed immaterial.
As of March 25, 2011, we are no longer exposed to risk of loss in fair values or our ARS as the investment portfolio have been sold in its entirety.
For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $6.4 million change in the value of our financial instruments.
Interest Rate Risk
Our exposure to interest rate risk is related principally to our obligation on the notes payable and the risk of increases in market interest rates that increase future cash outflow of interest payments due on such obligation. A significant portion of our outstanding notes payable are due within one year and we believe that our risk exposure to changes in interest rates on notes payable due within one year is not significant. For the note payable due over one year, we expect that fair value changes and cash flows resulting from reasonable near-term changes in interest rates will be not be material to the financial statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 25, 2011.
Changes in Internal Control over Financial Reporting
On March 9, 2011, we acquired SGI Japan which operated under its own set of systems and internal controls. We have not completed incorporating SGI Japan's processes into our systems and control environment as of March 25, 2011. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this change. There were no changes in the Company's internal control over financial reporting during the quarter ended March 25, 2011, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. We assumed this claim in connection with our acquisition of Legacy SGI assets, and are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.7 million based on the conversion rate on March 25, 2011) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on March 25, 2011) plus interest and costs. The proceeding has commenced and a hearing is scheduled for June 2011. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
On December 3, 2009, we initiated an arbitration proceeding captioned Silicon Graphics Intl. Corp., f/k/a Rackable Systems, Inc. v. Thomas Weisel Partners Group, Inc., et al., FINRA Arb. No. 09-06849, against its former investment advisor Thomas Weisel Partners LLC (“TWP”), as well as TWP's parent company Thomas Wiesel Partners Group, Inc., to remedy TWP's alleged mismanagement and wrongful advice pertaining to our investments in allegedly unsuitable and illiquid investments called “auction rate securities” (“ARS”). On February 4, 2011, the Company settled with TWP. As part of the settlement, the Company sold all of its remaining ARS through TWP and received proceeds of approximately $6.5 million. Each of the parties agreed to bear their own attorneys' fees and costs.

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
We have extensive international operations, which subject us to additional business risks.*
A significant portion of our sales occur and are expected to occur in international jurisdictions, including countries outside of Europe, Middle East, Asia and Africa where we have limited operating experience. International operations involve inherent risks that we may not be able to control, and risks of which we may not be aware, including:

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

•
multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws, including potential changes to the tax laws in Japan;

•	longer sales cycles and manufacturing lead times;

•	difficulties in collecting accounts receivable;

•	reduced or limited protection of intellectual property rights;

•	more complicated logistics and distribution arrangements; and

•	political and economic instability.

These factors, as well as international political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. In addition, other international crises or concerns about these crises, such as potential pandemics or natural disasters, may have an adverse effect on our operations as well as the world economy generally and could adversely affect our business operations or the operations of our contract manufacturers and suppliers. For example, our operations in Japan may be negatively affected by natural disasters, including earthquakes and tsunamis.Further, although our operations to date have not been significantly affected by the Japanese earthquake in March 2011, the continuing instability of the power supplies in Japan may negatively affect our operations or those of our customers and suppliers in the future.
We maintain a program of insurance coverage for various types of property, casualty, business interruption and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. However, there is a risk that one or more of our insurance providers may be unable to pay a claim. The types and amounts of insurance that we obtain vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance may be substantial and may increase our expenses, which could harm our results of operations and financial condition.
We may experience foreign currency gains and losses.
We conduct a significant number of transactions in currencies other than the U.S. Dollar. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen, and British Pound relative to the U.S. Dollar can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Our revenues and operating results in fiscal 2010 have been unfavorably affected by the recent strengthening U.S. Dollar relative to other major foreign currencies.
For the three and nine months ended March 25, 2011, our international revenue was $50.4 million and $153.3 million. As of March 25, 2011, the balance in our foreign currency cash accounts is $64.4 million. As of March 25, 2011, we had no foreign currency forward contracts or option contracts. As a result, an increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the United States dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
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
We have been substantially dependent on a concentrated number of customers that purchase in large quantities. If we are unable to maintain or replace our relationships with concentrated customers and/or diversify our customer base, our revenue may fluctuate and our growth may be limited.*
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from this type of customer. For the three and nine months ended March 25, 2011, our top five customers accounted for approximately 36% of our total revenues. For the three months ended March 25, 2011, Amazon and the U.S. Government accounted for 12% and 10% of our total revenues, respectively. For the nine months ended March 25, 2011, Amazon accounted for 12% of our total revenues. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.
Our customers require a high degree of reliability in our products and services, and if we cannot meet their expectations our relationships with our customers could be damaged and demand for our products and services will decline.
Because our customers rely on our products and services for their enterprise or mission critical applications, any failure to provide high quality products and reliable services, whether caused by our own failure or failures by our suppliers or contract manufacturers, could damage our reputation and reduce demand for our products and services. Some of our products, such as our ICE CubeTM line, are particularly complex and carry a higher per unit price. A failure of products in our ICE Cube line would therefore potentially be more costly to us, with the risk and potential cost to us increasing proportionately with the number of products we sell in this line. Most of our customers use our systems for applications that are critical to their organization; as a result system reliability is critical to the success of our products. In addition, delays in our ability to fill product orders as a result of quality control issues, such as an increase in failure rates or the rate of product returns under warranty, may negatively impact our relationships with our customers and harm our revenue and growth.
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
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report. In addition, as discussed in Note 25 to the unaudited condensed consolidated financial statements in the Form 10-Q, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, and we may be required to restate our financial results for prior periods which could cause our stock price to decline.
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
Business disruptions could affect our operating results.*
A significant portion of our research and development activities and certain other critical business operations is concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected. For example, our operations in Japan may be negatively affected by earthquakes and other natural disasters, as well as potential power supply disruptions following the March 2011 earthquake and tsunami.
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
Our stock has been publicly traded for a relatively short period of time, having first begun trading in June 2005. During that time our stock price has fluctuated significantly, from a high of approximately $56.00 per share to a low of approximately $3.42 per share. At times the stock price has changed very quickly. During the three months period ended March 25, 2011, our stock price has fluctuated from a high of approximately $19.92 to a low of approximately $8.77. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Reserved.

Item 5. Other Information.
None.

Item 6. Exhibits.

 EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant	S-1	2.1	333-122576	2/4/2005
2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto	8-K	2.1	000-51333	8/30/2006
2.3	Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009
2.4	Amendment to Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc., dated as of April 30, 2009.	8-K	2.1	000-51333	5/5/2009
2.5	Secured Creditor Asset Purchase Agreement dated as of February 23, 2010, by and between Silicon Valley Bank and Silicon Graphics International Corp.	8-K	2.5	000-51333	3/1/2010
2.6	Stock Purchase Agreement dated as of March 8, 2011, by and among SGI Japan, Ltd., Silicon Graphics World Trade B.V., NEC SOFT, LTD., SONY CORPORATION, Morgan Stanley MUFG Securities Co., Ltd., Nomura Securities Co., Ltd., JAFCO V2 Venture Capital Investment Limited Partnership, JAFCO V2-R Venture Capital Investment Limited Partnership, SOFTBANK Media Marketing Holdings Corp., NIHON SGI TRUST EIGHT and NEC CORPORATION as the Stockholders' Representative	8-K	2.1	000-51333	3/9/2011
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	000-51333	8/12/2005
3.2	Amended and Restated Bylaws	8-K	3.2	000-51333	3/7/2008
3.3	Certificate of Ownership and Merger	8-K	3.3	000-51333	5/21/2009
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Form of Specimen Stock Certificate	8-K	4.2	000-51333	5/21/2009
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS INTERNATIONAL CORP.
By:	/s/ JAMES D. WHEAT
James D. Wheat Chief Financial Officer
Dated: May 4, 2011