Form 10-K
period 2011-06-24
Silicon Graphics International Corp
filed 2011-08-29
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 24, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 24, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Select Market, was approximately $268,627,475.
As of August 22, 2011, there were 31,382,497 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

SILICON GRAPHICS INTERNATIONAL CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 24, 2011

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
Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, the risk factors set forth in “Item 1A—Risk Factors ,”and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and elsewhere in this Form 10-K and the risks detailed from time to time in Silicon Graphics International Corp.’s future U.S. Securities and Exchange Commission reports. The information included in this Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ materially from the forward-looking statements included herein. We disclaim any intent to update any of the forward-looking statements after the date of this report or to conform these statements to actual results except as required by law. Accordingly, we caution readers not to place undue reliance on such statements.
“Silicon Graphics,” “SGI,” “Eco-Logical,” “RapidScale,” “Roamer,” “CloudRack,” “ICE Cube,” “MobiRack,” “Rackable,” “Altix,” “CXFS,” “NUMAlink,” “Octane,” “Origin,” “REACT,” “SGI FullCare,” “SGI FullExpress,” “SGI Global Developer Program,” "SGI Tempo," "OpenFOAM," "SGI ArcFiniti," "SGI Accelerate," “COPAN” and the “Silicon Graphics” logo are trademarks or registered trademarks of Silicon Graphics International Corp. or its subsidiaries in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

PART I
Item 1. Business
Overview
We are a global leader in technical computing. We are focused on helping customers solve their most demanding business and technology challenges by delivering large-scale computing and storage, high-performance compute and storage, and data center solutions. We develop, market, and sell a broad line of low cost, mid-range and high-end computing servers and data storage as well as differentiating software. We sell data center infrastructure products purpose-built for large-scale data center deployments. In addition, we provide global customer support and professional services related to our products. We enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide them greater flexibility and scalability. We are also a leading developer of enterprise class, high-performance features for the Linux operating system that provide our customers with a standard Linux operating environment combined with our differentiated yet un-intrusive Linux capabilities that are designed to improve performance, simplify system management, and provide a more robust development environment.
Our products and services are used by the scientific, technical, and business communities to solve challenging data-intensive computing, data storage and management problems. These problems typically require large amounts of computing power, along with fast and efficient data movement both within the computing system and to and from large-scale data storage installations. Enterprises have also begun to deploy large-scale computing and storage installations by aggregating large numbers of relatively inexpensive, open-standard modular computing and storage systems. Our end-users employ our systems to access, analyze, transform, manage, visualize and store very large amounts of data in real time or near real time by running low-cost operating systems such as Linux® and Microsoft® Windows® and, we believe, enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide enterprises with greater flexibility and scalability. The vertical industry markets we serve include defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, media and entertainment, semiconductor design, manufacturing, financial services, data centers, business intelligence and data analytics.
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
We pioneered Eco-Logical™ data center design with innovative technologies in the areas of chassis and cabinet design, power distribution techniques, cooling techniques, and hardware-based remote management capabilities. We refer to these advantages as “Eco-Logical,” a term we trademarked to best describe our environmentally-friendly, efficient products. The term “eco” refers to the fact that our products are environmentally-friendly and efficient, while the term “logical” describes the ability of these products to enable smart, practical solutions for our end-users. We offer compute servers using our Rackable™ half-depth rackmount design, enabling back-to-back mounting for higher server density and improved thermal management. We also offer compute servers using our CloudRack® tray-based design that deliver similar advantages in a front-to-back cooling model. Data center products include ICE Cube®, a modular data center which augments or replaces traditional brick-and-mortar facilities, and MobiRack™, a mobile, all-in-one data center capabilities for field deployments.
From developing custom semiconductors to data center solutions, we differentiate by scaling for compute and data intensive workloads of our customers’ most demanding applications. We have over 1,500 employees worldwide. We sell and market our systems, technologies, software, and services to enterprises in over 25 countries through our direct and indirect sales force including original equipment manufacturers, system integrators and value added resellers. In the years ended June 24, 2011, June 25, 2010 and January 3, 2009, and for the six months ended June 26, 2009, international revenue was approximately 38%, 25%, 8% and 25%, respectively, of our total revenue.
Acquisitions
SGI Japan, Ltd.
On March 9, 2011 (the “Closing Date”), pursuant to a Stock Purchase Agreement dated March 8, 2011, our wholly-owned subsidiary, Silicon Graphics World Trade BV ("SGI BV") acquired the remaining outstanding shares of SGI Japan, Ltd., a Japanese corporation (“SGI Japan”). Prior to the Closing Date, we owned approximately 10% of the outstanding shares of SGI Japan and accounted for such investment as a cost method investment. SGI Japan operates primarily as a seller and servicer of high-performance computing ("HPC"), visualization, data center, and media and archive systems in Japan.

Pursuant to the terms of the Stock Purchase Agreement, the total purchase price was approximately $17.9 million in cash, $1.8 million of which was placed in escrow to secure our indemnification rights under the Stock Purchase Agreement. The acquisition is expected to serve as a strategic entry into the large technical computing market of Japan and to enable us to extend our global reach, accelerate growth opportunities, and strengthen the relationships with our partners and customers in Japan. Furthermore, the acquisition is expected to enable us to more fully participate in the Japanese HPC market and benefit from SGI Japan's extensive service business.
Silicon Graphics, Inc.
On May 8, 2009, we completed the acquisition of substantially all of the assets of Silicon Graphics, Inc. (“Legacy SGI”), excluding certain assets unrelated to the ongoing business, including certain of Legacy SGI’s non-U.S. subsidiaries and operations and assumed certain liabilities (together, the “Net Assets”). The acquisition was consummated pursuant to the terms of an Asset Purchase Agreement dated as of March 31, 2009 and as amended on April 30, 2009. As Legacy SGI and certain of its affiliates had filed bankruptcy petitions and motions for voluntary Chapter 11 reorganization, the Asset Purchase Agreement was subject to the approval of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On April 30, 2009, the Asset Purchase Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court, allowing us to complete the acquisition under Section 363 of the U.S. Bankruptcy Code. Under the terms of the Asset Purchase Agreement, we acquired the Net Assets for a purchase price of approximately $42.5 million in cash.
Copan Systems, Inc.
On February 23, 2010, we completed the acquisition of substantially all the assets of Copan Systems, Inc. (“Copan”) and assumed certain liabilities for $2.0 million in cash.
Change in Corporate Name and Trading Symbol
We were originally incorporated as Rackable Corporation and later changed to Rackable Systems, Inc. On May 18, 2009, in connection with our purchase of the Legacy SGI assets, we changed our name to Silicon Graphics International Corp. (“SGI”) and changed our NASDAQ stock ticker symbol from “RACK” to “SGI.”
Change in fiscal year
On June 19, 2009, the Board of Directors approved a change in our fiscal year end from the Saturday closest to December 31st of each year to the last Friday in June of each year. As a result of this change, we had a six-month transition period beginning on January 4, 2009 and ending on June 26, 2009, consisting of 25 weeks. Accordingly, our fiscal year 2010 began on June 27, 2009 and ended on June 25, 2010.
Included in this report are our consolidated balance sheets as of June 24, 2011 and June 25, 2010, the consolidated statements of operations, the consolidated statements of stockholders’ equity, and the consolidated statements of cash flows for the 52-week fiscal years ended June 24, 2011 ("2011") and June 25, 2010 (“2010”), 53-week fiscal year ended January 3, 2009 (“2008”), and the 25-week, six-month transition period ended June 26, 2009.
Segment Information
Our operating segments are determined based upon several criteria including: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who functions as our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the availability of separate financial information. Our business is organized as two operating segments, products and services. Due to their similar economic characteristics, production processes, and distribution methods, we group the product lines as the product operating segment and service offerings as the service operating segment. Our CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by product and service for purposes of allocating resources and evaluating financial performance. The products and services metrics are derived on a contractual basis.
Our product revenue is comprised of sales of our broad line of low-cost, mid-range and high-end scale-out and scale-up servers and data storage solutions, as well as sales of a variety of software products that increase the efficiency, performance, and manageability of the systems or software applications for server and storage management. Our servers and data storage solutions are based on the Intel® Xeon® processors, industry standard graphics processors, and the Linux or Microsoft® Windows® operating systems. Our servers include products sold under the Altix® Supercomputer, Altix ICE Clusters, CloudRack, and Rackable Rackmount server brand names. Our data storage solutions are sold under the SGI® InfiniteStorage and COPAN™ brand names. We also sell third-party products if these products are needed to complete customer installations as part of our service offerings.

Our service revenue is comprised of sales from two types of services: customer support services and professional services. Our customer support organization provides ongoing maintenance and technical support for our products and some third party products, as well as contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides technology consulting, project management, managed services, and customer education, all of which help our customers realize the full value of their information technology investments.
During the years ended June 24, 2011 and June 25, 2010 and the six months ended June 26, 2009, product revenue represented approximately 74%, 63% and 76% of total revenue, respectively, and service revenue represented approximately 26%, 37% and 24% of total revenue, respectively, on a contractual basis. Prior to the acquisition of Legacy SGI, service revenue was not material; therefore, year ended January 3, 2009 has not been presented to reflect service revenue as a separate operating segment. Further information regarding our operating segments is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K and in Note 20 "Segment Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Customers
For the years ended June 24, 2011 and June 25, 2010, Amazon accounted for approximately 12% and 20% of our revenue, respectively. For the year ended January 3, 2009, Amazon and Microsoft accounted for approximately 35% and 14% of our revenue, respectively. For the six months ended June 26, 2009, Amazon and Microsoft accounted for 30% and 13% of our revenue, respectively. No other customers accounted for more than 10% of our revenue for the years ended June 24, 2011, June 25, 2010, and January 3, 2009 and the six months ended June 26, 2009. Our sales to the U.S. government, which have been historically less than 10% of our revenues, are made to and through numerous government agencies.
Information regarding revenue and gross profit by reportable segments and revenue from our customers and long-lived assets by geographic region is presented in Note 20 "Segment Information" to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.
Products
We provide a broad line of products designed to address the demands of technical computing and data management and storage applications. These products allow our customers to run data-intensive applications rapidly and to store their data. Our core products are computing systems and storage products based on Intel, AMD, and VIA processors, NVIDIA and AMD graphics processing units (GPU), and the Linux or Windows® operating system. Our storage product lines integrate disk systems, ranging from entry-level disk arrays to complex storage systems.
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
We design our products for performance, quick deployment, efficient operation, high system availability and efficient serviceability. Our servers incorporate premium quality components, selected for superior functionality and reliability. In addition, we design our systems to minimize the number and complexity of interconnects for power and data transfer in order to improve reliability, speed of implementation and serviceability. We also integrate third party hardware and software products into solutions we sell and implement for our customers and system integrators. Our third party integration capabilities provide our customers with a single source for high performance, technical computing solutions.
We group our products into six categories: Scale Up Servers, Scale Out Servers, Workgroup Servers, Data Storage Systems, Software, and Data Center Infrastructure:
Scale Up Servers:

•
Altix® UV: SGI Altix UV targets high-end supercomputing, large-scale databases and data analytic environments. SGI Altix UV leverages next generation Intel® Xeon® x86 processors to deliver the fastest and most scalable shared memory supercomputer in the world. Altix UV enables scaling from 32 to 2,560 processing cores with architectural provisioning for up to 262,144 cores, while supporting up to 16 terabytes of global shared memory in a single system image (SSI). Altix UV can support Novell® SLES® Linux, Red Hat® Enterprise Linux®, or Microsoft Windows server. With Windows® Server 2008 R2 certification, we believe that Altix UV represents the largest and most powerful certified instance of Windows Server to date, and takes technical and data-intensive workloads to new levels of speed and scalability. Superior performance is built into every SGI Altix UV system, leveraging our high speed 15 gigabytes per second interconnect NUMAlink® 5 and MPI Offload Engine (MOE) acceleration. Based on open standards, the system’s x86 architecture leverages the quad-, six- or eight-core Intel® Xeon® E7 series processor family. This allows for the use of completely unmodified Novell® SLES® or Red Hat® Enterprise Linux® or Microsoft Windows server operating systems. Altix UV is ideal for open source, custom and commercial applications, ranging from technical computing applications like ANSYS FLUENT and OpenFOAM®, to enterprise applications like Oracle business applications.

•
Altix® 450/4700: Altix 450 and 4700 are our prior-generation dual-core Intel® Itanium processor based scale-up supercomputing systems. Altix 450 scales from 2 to 38 processors (4 to 76 cores) and up to 864 gigabytes of globally addressable memory. Altix 4700 scales from 2 to 512 sockets (4 to 1024 cores) and up to 128 terabytes of globally addressable memory. Both models are supported by a complete technical computing solution stack running on industry-standard Linux® operating systems with the choice of Novell® SUSE® LINUX Enterprise Server or Red Hat® Enterprise Linux® Advanced Server operating systems.

Scale Out Servers:

•
Rackable™: Rackable servers are comprised of industry-standard rackmount compatible form factors and along with the CloudRack® C2 family offer pre-configured data intensive solutions that support Hadoop as the overlying application layer, and can be designed and built with a customer's choice of processors. Rackable servers are available in both half-depth and standard-depth form factors. Our half-depth servers are high-density, rack-mounted systems designed specifically for large-scale data center environments. This line of servers utilizes our back-to-back cabinet design to facilitate increased physical server density, reducing floor space requirements. We are generally able to offer approximately twice the server or processor density of traditional rack-mount solutions, or we can provide similar densities but with larger server sizes, yielding better air flow characteristics, and lower cooling requirements. We offer both AC and DC powered servers, with DC power servers offering the advantage of rack-level uninterruptible power supply (UPS) versus individual server-level real private server (RPS) power supplies. These servers also provide configurable components, front-facing cable connections for enhanced serviceability and remote management functionality either based on our proprietary Roamer® or industry-standard IPMI-based technologies. Our standard-depth servers consist of several models marketed under the Rackable brand (previously under the Altix® XE brands). Standard-depth servers are generally deployed in situations requiring front-to-back cooling (also known as "hot-aisle/cold-aisle" deployments) such as installation into existing third-party racks. The standard-depth servers offer a broader range of add-in card or disk drive expansion options than what can be accommodated in our half-depth offerings. They are also used in conjunction with our other scale-up and scale-out computing systems as management nodes.

•
CloudRack®: Sold as a rack-level solution, CloudRack C2 cabinets support up to 38 trays—a proprietary, coverless form factor that yields a high degree of flexibility and server density while conforming to industry-standard hot-aisle/cold-aisle data center environments. In addition to improved serviceability due to easy access to server components, the tray form factor enables CloudRack to be optimized for use of open-standard components at the motherboard, processor, dynamic random access memory (DRAM) and disk drive level. CloudRack’s advanced thermal design eliminates all cooling fans and power supplies at the server level, relying instead on larger cabinet-level cooling and DC rectification technology. This increases reliability while reducing power consumption. This design offers advantages for many data center environments, especially those focused on cloud computing. We also offer CloudRack X2 which supports up to nine trays in an industry-standard rack mount enclosure. We recently deployed AC powered CloudRack for some of our large customers, versus the traditional DC power.

•
Altix® ICE: Altix ICE 8400, with its innovative blade design and quad data rate InfiniBand® interconnect, is our primary scale-out solution for large technical computing clusters. Altix ICE makes it easy to affordably scale up to 65,536 compute nodes. Its open x86 architecture makes it equally simple to deploy commercial, open source or custom applications on completely unmodified Novell® SLES® or Red Hat® Enterprise Linux® operating systems. In addition to support for Intel® Xeon® 5500 and 5600 series processors, Altix ICE supports AMD® Opteron™ 6100 series processors.

•
Origin® 400: Origin 400 is an integrated workgroup blade system that features compute and storage area network (SAN) storage functionality, making it ideal for remote offices and small- to medium-sized enterprises. Origin 400 delivers highly differentiated enterprise features, such as virtualization capabilities that provide maximum flexibility and eliminate the need to over-invest in hardware. Extensive software certifications, including VMware®, Linux®, SAP®, Microsoft® Windows®, Microsoft® Exchange and Microsoft® SQL Server®, ensure suitability for a large number of applications. Origin 400 is a single platform that functions seamlessly as a web server, applications server, email server and back-end database server. It addresses a variety of enterprise verticals, including regional health care, education, local government, retail, software development, call centers, community banking, accounting and legal.

Workgroup Servers:

•
Octane® III: Octane III is marketed as a personal supercomputer, taking high-performance computing to a new level by combining the immense power and performance capabilities of a high-performance desk-side cluster with the portability and usability of a workstation. Octane III is uniquely suited for workplace environments and supports a vast range of distributed technical computing applications. Octane III is office-ready with a pedestal, one-by-two foot form factor, easy-to-use features, low maintenance requirements and support for standard office power outlets in some configurations. While a typical workstation has only eight cores and moderate memory capacity, the superior design of the Octane III permits up to 120 high-performance cores and nearly two terabytes of memory.

Data Storage Systems:
Our storage product line, which includes the ArcFiniti™ integrated data archive solution and the SGI® InfiniteStorage, is comprised of direct attached storage (DAS), SAN, and network-attached storage (NAS), solutions designed to meet the needs of technical and cloud computing and persistent data.

•
ArcFinity: Introduced in March 2011, ArcFinity brings together for the first time the best of SGI's powerful data management hardware and software tools in a fully-integrated archive solution aimed specifically at providing a scalable, easily accessible solution to the problem of unparalleled growth of unstructured file-based data. Leveraging patented SGI technology to significantly reduce power consumption and ensure data integrity, ArcFiniti can be ordered in five different factory-integrated configurations, ranging from 154 terabytes to 1.4 petabytes of usable storage in a single rack before compression. This results in significant infrastructure savings over conventional archive systems, while also enabling easy immediate access to archived data to users.

•
EBOD: Our expansion bunch of disk (EBOD) products leverage the capabilities of the Rackable and CloudRack server lines to maximize density, performance and capacity while reducing power consumption to a minimum. EBOD products are available in both half-depth and full-depth configurations.

•
Storage Servers: Leveraging our unique server expertise and adding high performance input/output (I/O) capabilities, the Storage Server line-up is composed of both half-depth and full-depth servers. Scaling from 8 to 36 drives per server, and with a wide variety of network interfaces, this product line is the foundation for many of our storage solutions, which combines hardware and software to offer differentiated solutions that address core customer needs.

•
Entry Level RAID: Our entry level redundant array of independent disk (RAID) products are focused on delivering a high price/performance ratio. Easily deployable, this line of products works equally well for small work groups, small to medium size enterprises and small data centers. With a wide range of host interfaces and feature functionality, this product line offers customers the flexibility to tune their storage array to their exact requirements.

•
Enterprise RAID: Our InfiniteStorage 4000 series of RAID systems meets the reliability, availability and serviceability requirements for enterprise data storage needs. Scalable up to 480 disk drives, this family of products features both robust hardware and copy feature services such as Snap Shot and Remote Mirroring, enabling data protection and disaster recovery strategies.

•
InfiniteStorage SP Line: The InfiniteStorage Select Product (“SP”) line was specifically introduced to meet the need of heterogeneous environments and the need to integrate tightly with common enterprise applications. With plug-ins for applications such as Oracle, VMware and Microsoft Exchange, the InfiniteStorage SP line seamlessly integrates into a wide variety of environments.

•
HPC RAID: Our InfiniteStorage 6120, 15000 and 16000 are designed to meet the high performance and capacity requirements found in typical high performance compute (HPC) workloads. Offering scalability to 1,200 disk drives, guaranteed latency and extremely high bandwidth, our HPC RAID systems are suitable for the requirements of digital media, supercomputing, life sciences and remote sensor acquisition.

•
NAS products: High performance network attached storage and file-serving solutions are available as a core part of the SGI storage ecosystem. These enable multiple node file-based NAS access to serial attached small computer system interface (SAS), InfinityBand and Fibre Channel SAN infrastructures. Whether as a Cluster NAS configuration or as a high performance file server, these solutions serve as gateways in front of the SGI InfiniteStorage RAID systems mentioned above, and can provide extremely high performance access for NAS-type workflows.

•
MAID Systems: Our COPAN product family is based on the massive array of idle disks (MAID) storage platform. Intended to address the needs of long-term data storage in organizations, the COPAN platform is purpose built to meet persistent data handling requirements. Key to this is the ability to take disk drives completely off-line, thereby providing significant cost savings on power and cooling. In addition, COPAN’s unique packaging enables density levels unseen in typical RAID systems. The COPAN systems are available in both VTL (virtual tape library) and native MAID (disk target) configurations.

Software:
Our software stack for technical computing runs on standard, unmodified distributions of Novell® SLES® or Red Hat® Enterprise Linux® server operating systems. We also sell and support Novell® SLED®, Red Hat Enterprise Linux Desktop, and Microsoft Windows Server 2008 and 2008 R2 on selected systems. We also certify selected servers for use with VMware ESX.

•
SGI Management Suite: SGI Management Suite was introduced to combine a number of existing tools and capabilities into a single integrated software product, allowing the customer choice of various features. SGI Management Suite contains SGI Management Center, the current generation of our system management software drawing on our expertise in providing the highest performance and ease of use on cluster and single system image systems. It provides a consistent management interface and workflow for all SGI systems including Altix® ICE which used to have its own management software called SGI® Tempo, but which is now managed by SGI Management Center. SGI Management Center is a full remote system management console with an advanced graphical user interface (GUI) which monitors essential system metrics and initiates management actions from a single point of control. SGI Management Center is designed to reduce the time and resources spent by customers administering their systems by streamlining software maintenance procedures and automating repetitive tasks while new power monitoring features allow fine-grain monitoring of some systems based upon the hardware features. The comprehensive features of SGI Management Center are designed to lower customer’s cost of operation, increase productivity and provide for optimal use of our systems.

•
SGI Performance Suite: SGI Performance Suite software improves performance and provides key additional capabilities for developers of technical computing applications on all of our systems supported on standard Linux distributions. SGI Performance Suite software contains the following components: SGI® Accelerate™, SGI MPT, SGI REACT™ and SGI UPC. SGI Accelerate provides features that accelerate applications, enable development of parallel and real-time applications, and manage system resources for SGI’s large scalable servers, clusters and storage. SGI Message Passing Interface (MPI) contains SGI Message Passing Toolkit (MPT) for very high levels of scalability and performance of MPI applications on our systems and software library. SGI REACT software provides features that enable real-time, guaranteed response time applications to run on SGI systems. SGI UPC is the SGI Unified Parallel Compiler which has optimization for the Altix UV server features.

•
SGI Foundation Software: SGI Foundation Software is our suite of support tools and utilities that enable our servers to run more reliably, with improved support, and enable new server capabilities. SGI Foundation software includes key capabilities to monitor memory component failures in our servers, which minimizes or eliminates impact of these failures on system users. SGI Foundation Software also includes customized simple network management protocol (SNMP) interfaces for many of our systems, allowing them to interface easily to enterprise management systems.

•
DMF: Our Data Migration Facility (DMF) creates and automatically manages a tiered virtual storage environment that significantly reduces customer equipment and operating costs, improves service levels and lowers customer data risks. DMF incorporates industry leading features such as automatic data migration, automatic data recall, file and volume level migration policies, custom migration policies through user-defined plug-ins, accelerated data access, partial file migration and recall, active backup, GUI-based administration and tape library management. Currently, DMF is deployed at customer sites managing multiple petabytes of data, nearly one billion files, and runs storage devices at their maximum rated speed. DMF operates in the background so there is no interruption or degradation of service to end-users and applications. DMF is one of the core components of the ArcFiniti™ solution, providing the top capabilities of DMF in an easy-to-administer and use package.

•
CXFS™: Our CXFS software provides no-compromise data sharing, enhanced workflow, and reduced costs in data-intensive environments. It eliminates file duplication and the time it takes to move large files over networks. CXFS significantly boosts productivity where large files are shared by multiple processes in a workflow. Because it uses a SAN infrastructure, CXFS delivers much greater I/O performance and bandwidth than any network data-sharing mechanism, such as network file system (NFS) or common internet file system (CIFS).

Data Center Infrastructure:

•
ICE Cube®: Designed to augment or replace traditional brick-and-mortar data centers of any size, ICE Cube features density levels of up to 46,080 processing cores in a standard forty feet-by-eight feet ISO container, or up to 29.8 petabytes of storage and is ideal for data centers facing power and space limitations. Our introduction marked the first-ever known deployment of a modular data center, and we are seeing strong interest in this model given the growing challenges many large-scale data centers face today around power, cooling and space. ICE Cube currently has eight designs, including universal models that support all of our server and storage products in addition to wide support for rackmount systems from other vendors.

•
ICE Cube® Air: The ICE Cube Air expandable line of Modular Data Centers (MDCs) creates one of the most cost efficient solutions on the market for the ever-expanding need for more data center space. As an alternative to brick-and-mortar or co-location sites, ICE Cube Air brings the latest data center technology to a location of the customer's choosing. Designed to reduce data center costs, deployment times and maintenance, ICE Cube Air is ideal for supplementing or replacing traditional data center facilities, and are also compelling as disaster recovery sites, field deployed compute and storage assets, or even to address temporary spikes in IT demand. ICE Cube Air MDCs can be deployed to nearly any location in any environment. The entry level ICE Cube Air consists of a single unit which houses up to four racks, and can become a "head unit" expanding out to as many as three additional units for a total of 16 racks. The largest ICE Cube Air consists of three 20-foot paired units with 20 racks under cover, expandable to four pairs and a total of 60 racks. Highly efficient fans, along with an innovative three-stage evaporative cooling system, allow the ICE Cube Air to run with outside air and evaporative cooling in most climates, achieving a Power Usage Effectiveness (PUE) ratio of 1.06 or less.

•
MobiRack: MobiRack is a line of mobile, all-in-one data center cabinets designed for field deployments and is available in compact (5 rack units and 11 rack units) and midrange (14 rack units and 16 rack units) MDC configurations.

In addition to selling these products to customers, we also make select products available through Cyclone™, our cloud computing offering. A customer using Cyclone pays for access over the Internet to our high performance computing servers and attached storage systems on a per core hour basis.
Global Services
Our global services organization is comprised of customer support services and professional services which function as a single business unit. As of June 24, 2011, the global services organization employed more than 500 employees in over 25 countries. Both customer support services and professional services develop and implement services solutions for our customers, as well as provide a complete suite of support and maintenance offerings to address the requirements and business strategies of our customers, distributors and resellers.
Our global services organization offers market competitive warranties, generally from one (1) to three (3) years and warranty upgrade options for products sold by our direct sales team and approved distributors and resellers. We are committed to meeting our customer's maintenance and support needs by providing a broad range of support programs from cost effective SGI® FullCare™ plans to the SGI® FullExpress™ 7X24 for mission critical environments. Our services may include hardware and software maintenance, system installation, configuration and management services, spares management, site preparation, technical training, as well as software upgrades and updates. We provide service to our customers directly and through approved distributors, resellers and third-party provider partners.
Customer Support. Our customers may purchase a variety of support services plans. We offer several levels of support that vary depending on specific services, response times, coverage hours and duration. In addition to our standard support plans and installation services offerings, our customer support services provide potential competitive advantages in the form of long-standing relationships with our customer base, as well as the expertise of our systems engineers. Our high quality service personnel and strong customer relationships also enable us to provide multi-vendor support services.
Professional Services. Our professional services group provides fee-based consultative services to our customers and system integrators. We architect, design, implement, and manage complex and complete solutions for our customers’ technical computing infrastructures. Our engagements are designed to ensure our customers' success with our products and technologies. Our professional services portfolio is designed to meet a variety of consulting needs, including custom time and materials, fixed price contract consulting services, standard assessments and implementation offerings, or long-term onsite staff augmentation services. Our onsite staff augmentation services in particular enable us to develop and maintain long-term relationships with our customers whereby we gain a deeper understanding of industry-specific information technology needs.
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
We currently have direct sales personnel in various countries, including the United States, United Kingdom, Germany, Australia, France, China, India, Japan, Czech Republic, Canada, Spain, Netherlands, Brazil, and Singapore. We augment our sales coverage with indirect coverage via distributor and channel partner arrangements in countries in which we have a presence. In markets where we have no direct sales personnel, we provide our products through our distributors and channel partners. We are engaged in a multi-year program to further develop additional channel partner relationships in order to improve our indirect sales efforts, expand our customer base and enter new markets. Our direct sales personnel are responsible for managing all direct or indirect sales with specific named accounts and our channel sales personnel are responsible for managing all sales that are not with specific named accounts.
In our largest markets, our sales representatives have a vertical industry market focus to more effectively leverage their domain expertise. We establish direct sales groups focused on different industry markets. One group concentrates on the defense and intelligence, scientific research and higher education markets while the second focuses on the commercial business intelligence and data analytics markets. We have developed expertise in a number of vertical industry markets, including weather and climate; physical sciences; life sciences; energy, aerospace and automotive; financial services; internet and media and entertainment. As part of our emphasis on increased sales within these vertical industry markets, we have a program to identify and develop customer workflows in each of the vertical industry markets. The customer workflows allow us to offer our customers standard solutions that include our hardware, software, storage and professional services.
We have increased our sales and marketing efforts recently in the commercial business intelligence and data analytics markets in an effort to expand our penetration of these markets. We continue to expand our targeted customer base to include all organizations with technical computing requirements, the largest firms through our direct selling force and other firms through our channel partners. Our channel program is designed to work with those partners who provide additional geographic and vertical market coverage for SGI-based solutions. We have created a channel council to increase communication between channel partners and our executive team in order to guide this program.
Marketing
Our marketing organization is active in all markets in which we sell products and services and continuously executes on programs that encompass sales tools, brand awareness, and demand generation. The marketing team consists of product marketing, field marketing, corporate marketing, and channel marketing. In order to drive market demand, we create and deliver a number of marketing vehicles, including industry and customer events, webinars, case studies, advertisements and white papers to showcase and demonstrate the capabilities of our systems. Our marketing channels include a mix of product-based activities which leverage our hardware and software expertise and our industry-based activities which leverage our understanding of customer challenges and applications. Our marketing team also works with industry experts, analysts and members of the press to generate awareness about our products and services. Using our history and experience in the technical computing community, we issue white papers on technology trends such as performance ratings, benchmark results, power, cooling and system management. We participate in worldwide business and industry events throughout the year as both exhibitors and speakers, thereby maintaining a constant presence with our customers, prospects, and industry influencers.
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
We also develop co-marketing partnerships with our major customers and suppliers. We provide and maintain a comprehensive channel portal and marketing program, which provides significant marketing support to an active and established base of worldwide channel partners.
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
Software. Our research and development efforts include the development of software tools and utilities that facilitate more efficient management and operation of our systems as well as enable software applications to run faster on our systems. In addition, we continue to enhance our software development and operating environments. Our experience in creating and implementing complex systems benefits our development of new tools. Leveraging this experience, we have developed the SGI Management Center as a means for accelerating results. SGI Management Center is a premier software environment for high performance technical computing. It is a complete, integrated environment from desk side to supercomputer. It consists of extensible SGI software based on open standards and services that improve the productivity of users, developers and system administrators.
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
Through our global benchmarking and solutions centers, we provide access to a full range of our server and storage hardware and software, integrated in a wide variety of configurations, for application testing, benchmarking and performance tuning by end-users. At these centers, our personnel, including our application benchmarking team and domain, algorithm, technical computing and facility experts, work with end-users to build and optimize large-scale cluster computing systems, conduct proof-of-concept testing and simulate end-user environments. Through these centers, we also provide demonstrations of the standardized SGI workflow solutions that we have developed and are developing for their vertical markets. In addition, the SGI® Global Developer Program provides ISVs, systems integrators and consultants technical information for developing and porting their applications, as well as access to our online systems to streamline the implementation.
During the years ended June 24, 2011, June 25, 2010 and January 3, 2009, and the six months ended June 26, 2009, our research and development expenses were $54.1 million, $56.9 million, $14.9 million and $10.7 million, respectively, representing 9%, 14%, 6% and 10% of total revenue in each respective period. During the years ended June 24, 2011 and June 25, 2010 and the six months ended June 26, 2009, we received $1.3 million, $2.0 million and $0.9 million, respectively, in third-party funding which offset a portion of our research and development expenses. During the year ended January 3, 2009, we did not receive any third-party funding.
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
Manufacturing and Operations
Our sole manufacturing facility, located in Chippewa Falls, Wisconsin, is responsible for worldwide production, supply-chain management and order fulfillment. Our manufacturing operations involve the onsite assembly and testing of high-level subassemblies, subsystems and complete systems, configured to customer specifications. We subject complete systems to environmental and functional testing prior to shipment. Our consolidated worldwide manufacturing operations increase our control over our supply chain and our inventories. Our manufacturing facility is ISO 9001:2008 certified.
Our supply base is composed of suppliers that meet our rigorous quality and technology standards. We maximize the use of industry-standard components in our products to reduce cost, and we custom design components where we believe that doing so adds value to the customer. We have established close relationships with key suppliers and work closely with them on new product introduction plans, strategic inventories, quality and delivery commitments. We depend on a limited number of key sub-contractors for the production of certain assemblies and multi-source standard components to minimize supply chain risk. Consistent with industry practice, we acquire components through a combination of formal purchase orders, supplier contracts and open orders based on projected demand information. These purchase commitments typically cover our requirements for periods ranging from 30 to 120 days.
Competition
The server and storage markets are highly competitive, with rapid technological advances and constantly improving price/performance ratios. These advances and pricing pressures result in frequent product introductions and short product life cycles. We believe that purchasers make buying decisions based on many factors, including: product quality and reliability, ease of system management, application availability, price/performance ratios, software functionality, product features, total cost of ownership, and quality customer service and support. We believe we compete effectively in each of these areas by providing differentiated products, services and support that address the needs of our customers.
The market for our products is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. In the server market, we compete primarily with large and build-to-order vendors of x86 servers based in the United States, such as Dell Inc. (“Dell”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Oracle Corporation (“Oracle”) and Cray, Inc. In the storage market, we compete primarily with EMC Corporation (“EMC”), NetApp Inc. (“NetApp”) and Hitachi Data Systems, Inc. (“HDS”). In all of our markets we compete principally on the basis of product features and performance, design-to-order capabilities, total cost of ownership, customer service, configurability and manageability and the ability to deliver environmentally friendly solutions. The ability of competitors to leverage multiple business lines, which we historically have not offered, allows them to target customers with benefits and deeper discounted pricing. Also, as we continue to enter international markets, we anticipate facing additional competition from foreign vendors.
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
Proprietary Rights and Licenses
We rely on a combination of patent, trademark, copyright and trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties. We currently have issued and have pending approximately 600 U.S. patents in the United States and abroad, and we intend to continue to protect our intellectual property with patents. We also hold various U.S. and foreign trademarks as well as copyrights in our original software. Although we believe the ownership of patents, copyrights, trademarks and service marks, and trade secrets is an important factor in our business and that our success depends in part on ownership rights, we rely primarily on the innovative skills, technical competence and marketing abilities of our personnel to differentiate our products and services within the marketplace.
As is customary in our industry, we license from third parties a wide range of software, including the Linux, Microsoft CCS and UNIX operating systems, for internal use and use by our customers. We also license various patents and trade secrets of third parties through agreements such as patent or technology licenses or cross-licenses. We expect the extent of such IP license and cross-license activities may increase as the scope of our product line increases. In some cases, our intellectual property is licensed to third parties.
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
Backlog
We manufacture products based on a combination of specific order requirements and forecasts of our customers’ demand. Orders are generally placed by customers on an as-needed basis. An accepted order can be canceled only with our written consent, and only on terms that will indemnify us against resulting losses, including, but not limited to, any costs already incurred in performing the order. In certain circumstances, purchase orders are subject to change with respect to quantity of product or timing of delivery resulting from changes in customer requirements. We experience some quarterly variability in our product and service revenues in any given period. Factors impacting the amount of product and service revenue in any given period includes deployment time of our larger systems, manufacturing and delivery schedules, changes in delivery schedules requested by our customers and the timing of our product development. Our business is also characterized by intra-quarter variability in demand and varying customer delivery and acceptance schedule. Accordingly, the timing for recognition of our backlog as revenue may be difficult to predict and current levels of backlog may not be a meaningful indicator of future revenue in any given quarter.
Environmental Laws
Our products and certain aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Certain of these laws also pertain to tracking and labeling potentially harmful substances that have been incorporated into our products. These product labeling laws require us to know whether certain substances are present in our products, and to what degree. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Compliance with environmental laws and regulations across multiple jurisdictions is complex and will require further capital expenditures in future periods, including expenditures for the implementation of new processes in supply chain management and order fulfillment. We believe that these expenditures are necessary to maintain our presence and competitive position in certain markets, including in particular the European Union. No material capital expenditures for environmental control facilities were made in fiscal year 2011 and none are planned for fiscal year 2012. See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Employees
As of June 24, 2011, we had over 1,500 employees worldwide. Our future success will require that we continue to retain and motivate highly qualified technical, sales, marketing, finance and management personnel. We have never had a work stoppage, and no employees are represented by a labor union. We have workers’ councils where required by the European Union or other applicable laws.

Corporate Data
We were originally incorporated as Rackable Corporation and later changed our name to Rackable Systems, Inc. (“Rackable Systems”). Rackable Systems® was incorporated in the state of Delaware in December 2002 in connection with the acquisition of substantially all of the assets and liabilities of Rackable Systems’ predecessor company. On May 8, 2009, we completed the acquisition of substantially all of the assets, excluding certain assets unrelated to the ongoing business, and assumed certain liabilities of Silicon Graphics, Inc. Effective May 18, 2009, Rackable Systems changed its name to Silicon Graphics International Corp.
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
Executive Officers of the Registrant
Our executive officers, their ages and positions as of August 29, 2011, are as follows:

Name	Age	Position
Mark J. Barrenechea	46	Chief Executive Officer, President and Director
James Wheat	53	Senior Vice President and Chief Financial Officer
Anthony Carrozza	56	Senior Vice President of Worldwide Sales
Timothy Pebworth	45	Vice President and Chief Accounting Officer
Jennifer Pratt	50	Senior Vice President of Human Resources
Rick Rinehart	52	Senior Vice President of Services
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
Our quarterly and annual periodic operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. We expect that our revenue, gross margin, and earnings per share will fluctuate on a periodic basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our periodic operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	increased competition causing us to sell our products or services at decreasing margins;

•	location and timing requirements for the delivery of our products and services;

•	longer acceptance cycles of our products by certain customers;

•	addition of new customers or loss of existing customers, especially involving our largest customers;

•	gross margin obtained on the sales of products and services, especially to our largest customers;

•	write-off of excess and obsolete inventory;

•	impairment and shortening of the useful life of components from our suppliers;

•	unexpected changes in the price for, and the availability of, components from our suppliers;

•	our ability to enhance our products with new and better designs and functionality;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	actions taken by our competitors, such as new product announcements or introductions or changes in pricing;

•	revenue and gross margin disparity among our lines of server product and storage product lines;

•	market acceptance of our newer products, such as Arcfinity and ICE Cube AIR;

•	technology regulatory compliance, certification and intellectual property issues associated with our products;

•	the payment of unexpected legal fees and potential damages or settlements resulting from protecting or defending our intellectual property or other matters;

•	the payment of significant damages or settlements resulting from faulty or malfunctioning products or the provision of services unsatisfactory to our customers;

•	the market downturn and delay in orders of our products;

•	compliance costs associated with new laws, rules and regulations, including environmental regulations;

•	the payment of unexpected IP licensing royalties to third-parties who successfully assert that our product(s) infringe their intellectual property rights;

•	the departure and acquisition of key management and other personnel; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.
We face intense competition from the leading enterprise computing companies in the world as well as from emerging companies. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth or profitability.
The markets for compute server products and storage products are highly competitive. In addition to intensely competitive smaller companies, we face challenges from some of the most established companies in the computer industry, such as Dell Inc., Hewlett-Packard Company (“HP”), International Business Machines Corporation, Cray, Inc. and Oracle Corporation in the computer server market. In the storage market, we compete primarily with EMC Corporation, HP, Hitachi Data Systems, Inc, and NetApp, Inc. Our largest competitors have at least the following advantages over us:

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
Because these competitors may have greater financial strength than we do and are able to offer a more diversified bundle of products and services, they may have the ability to severely undercut the pricing of our products or provide additional products or servicing at little or no cost, which would make us less competitive or force us to reduce our selling prices, negatively impacting our margins. We have had transactions where one or more competitors undercut our prices causing us to reduce our price, which negatively impacted our gross margin on that transaction and our overall gross margin. In addition, we have, on occasion, lost sales opportunities due to a competitor undercutting the pricing of our products or maintaining superior brand recognition. These competitors may be able to develop products that are superior to the commercially available components that we incorporate into our products, or may be able to offer products that provide significant price advantages over those we offer. For instance, a competitor could use its resources to develop proprietary motherboards with specifications and performance that are superior in comparison with the platforms that are currently available to the marketplace, which could give that competitor a distinct technological advantage. In addition, if our competitors’ products become more widely accepted than our products, our competitive position will be impaired.
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
We intend to continue to expand our operations and increase our expenditures in an effort to grow our business. If we are not able to manage this growth and expansion, or if our business does not grow as we expect, our operating results may suffer.
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
We expect to derive a significant portion of our revenue directly from U.S. government entities, research institutions funded by the U.S. government and third-parties that sell directly to the U.S. government. In addition, many of our scientific and research customers depend on U.S. government funding for their information technology budgets. As a result, a significant portion of our revenue depends on sales to or funded by the U.S. government such that a loss of a U.S. government contract or the failure to obtain new contracts could adversely affect our operating performance. Sales to or funded by the U.S. government present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending patterns. Our U.S. government business is also highly sensitive to changes in the U.S. government’s national and international priorities and budgeting. Changes in the continuing war on terrorism may affect funding for our programs or result in changes in government programs or spending priorities that may harm our business. In addition, the U.S. government can typically terminate or modify its contracts with us at any time for its convenience. Our U.S. government business is also subject to specific procurement regulations and a variety of other requirements. Failure to comply with these or other applicable regulations and requirements could lead to suspension or debarment from U.S. government contracting or subcontracting for a period of time. Any disruption or limitation in our ability to do business with the U.S. government or entities funded by the U.S. government would materially and adversely affect our revenue and operating results.
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
A significant portion of our sales occur and are expected to occur in international jurisdictions, including countries outside of Europe, and Asia where we have limited operating experience. International operations involve inherent risks that we may not be able to control, and risks of which we may not be aware, including:

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

•	longer sales cycles and manufacturing lead times;

•	difficulties in collecting accounts receivable;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	reduced or limited protection of intellectual property rights;

•	more complicated logistics and distribution arrangements; and

•	political and economic instability, as well as foreign currency exchange risk.
International political instability may halt or hinder our ability to do business and may increase our costs. Various events, including the occurrence or threat of terrorist attacks, increased national security measures in the United States and other countries, and military action and armed conflicts, may suddenly increase international tensions. In addition, other international crises or concerns about these crises, such as potential pandemics or natural disasters, may have an adverse effect on our operations as well as the world economy generally and could adversely affect our business operations or the operations of our contract manufacturers and suppliers. Additionally, the ongoing international credit crisis could adversely affect our operations, including our international operations in particular.
We may experience foreign currency gains and losses.
We conduct a significant number of transactions in currencies other than the U.S. Dollar. Changes in the value of major foreign currencies, particularly the Euro, British Pound, and Japanese Yen relative to the U.S. Dollar can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. For example, our revenues and operating results in fiscal year 2010 were unfavorably affected by the strengthening of the U.S. Dollar relative to other major foreign currencies.
For the year ended June 24, 2011, our international revenue was $240.2 million and as of June 24, 2011, the balance in our foreign currency cash accounts is $70.2 million. At June 24, 2011, we had no foreign currency forward contracts or option contracts. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the U.S. dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
Our international sales may require export licenses and expose us to additional risks.
Our sales to customers outside the United States are subject to U.S. export regulations. Under these regulations, sales of many of our high-end products require clearance and export licenses from the U.S. Department of Commerce. Our international sales would be adversely affected if these regulations were tightened, or if they are not modified over time to reflect the increasing performance of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to non-U.S. customers. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations if we were found in violation of these regulations. End-users could circumvent end-user documentation requirements that are intended to aid in our compliance with export regulations, potentially causing us to violate these regulations. These violations could result in penalties, including prohibitions on us from exporting our products to one or more countries, and could materially harm our business, including our sales to the U.S. government.
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
We expend substantial time, effort and money educating our current and prospective customers as to the value of our products. Even if we are successful in persuading lower-level decision makers within our customers’ organizations of the benefits of our products, senior management might nonetheless elect not to buy our products after months of sales efforts by our employees or resellers. If we are unsuccessful in closing sales, after expending significant resources, our revenue and operating expenses will be adversely affected.
We rely primarily on our direct sales force to generate revenue, and may be unable to hire additional qualified sales personnel in a timely manner or retain our existing sales representatives.
To date, we have relied primarily on our direct sales force to sell our products in the United States. Because we are looking to expand our customer base and grow our sales to existing customers, we will need to continue to hire qualified sales personnel, both in the United States and abroad, if we are to achieve our business objectives. The competition for qualified sales personnel in our industry is very intense. If we are unable to hire, train, deploy and manage qualified sales personnel in a timely manner, our ability to grow our business will be impaired. For example, in the past it has taken us up to six months to hire a qualified sales executive and it may take a newly-hired sales executive up to nine months after hiring to become productive, resulting in aggregate lag time between the commencement of the search to productivity, in excess of one year. In addition, if we are unable to retain our existing sales personnel, or if our sales personal are ineffective, our ability to maintain or grow our revenue will be adversely affected. In addition, a large percentage of our revenue has been historically generated from a small number of customers. If we are unable to retain the sales personnel who are responsible for those customer accounts, our business could be negatively impacted.
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
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from this type of customer. For the year ended June 24, 2011, our top five customers accounted for approximately 39% of our total revenues, with Amazon accounting for 12% of our total revenues. We expect a limited number of customers to continue to account for a significant portion of our revenues for the foreseeable future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could materially adversely affect our revenues, financial condition and results of operations.
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
Our business depends on companies moving away from large proprietary RISC/UNIX servers to standardized servers that utilize commercially available x86 processor architectures and can deploy a variety of operating systems, including Linux and Microsoft Windows. Excluding sales to Microsoft Corporation, we believe that a majority of the server systems that we sold in 2011, 2010, and 2009 ran on the Linux® operating system. Products based on the Linux operating system and sold by other software vendors have been the subject of intellectual property infringement litigation.
Legal actions taken by The SCO Group, Inc. (“SCO”) against several companies, including in particular IBM in 2003 and Novell, Inc. (“Novell”) in 2004, alleging intellectual property infringement and disputing the ownership of core UNIX® copyrights in code that allegedly is used in Linux are ongoing. The litigation involving SCO’s claim against IBM that Linux is an unauthorized derivative work of the UNIX operating system has been stayed due to SCO’s bankruptcy filing. On March 30, 2010 in the Novell litigation, a jury returned a verdict in favor of Novell finding that Novell owns the UNIX copyrights. SCO has appealed the verdict to the U.S. Court of Appeals for the Tenth Circuit. If SCO’s appeal is ultimately successful, SCO could obtain a ruling that users or distributors of Linux must pay royalties to SCO or others, which could impede broader Linux adoption and could materially harm our ability to sell our products based on the Linux operating system.
In addition, several companies, including Microsoft Corporation and Bedrock Computing Technologies, LLC, have asserted patents which purportedly may be infringed by various versions and portions of Linux. Microsoft has publicly claimed that Linux infringes 235 or more of Microsoft’s patents and has entered into transactions with Novell, Inc. and other Linux distributors under which the parties reportedly agree, among other things, not to sue each other’s customers for potential patent infringements related to Linux. In 2009, Bedrock Computing Technologies filed litigation against ten defendants, including

Google, claiming that certain methods used in certain versions of Linux infringed one of Bedrock's patents. On April 15, 2011, a jury found that Google's use of Linux did infringe Bedrock's patent and ordered Google to pay a $5 million fine for past damages, although that verdict was later vacated and the case against Google was closed by stipulation of the parties. The Bedrock case is continuing against other defendants. It is possible that a party could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under the GNU General Public License or other open source software licenses. In addition, the GNU General Public License has itself been, and may be in the future, a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation. Any ruling by a court that the Linux operating system or significant portions of it may not be copied, modified or distributed subject only to the minimal restrictions contained in these licenses, that users or distributors of Linux must pay royalties to Microsoft or others or that these licenses are not enforceable could also impede broader Linux adoption and materially harm our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their data center systems. The failure of our customers and potential customers to replace their legacy server systems and adopt open standard-based modular technologies could have a material adverse impact on our ability to maintain or generate additional revenue.
Our products have incorporated or have been dependent upon, open standards, commoditized components and materials that we obtain in spot markets, and, as a result, our cost structure and our ability to respond in a timely manner to customer demand are sensitive to volatility of the market prices for these components and materials.
A significant portion of our cost of revenue is directly related to the pricing of commoditized materials and components utilized in the manufacture of our products, such as memory, hard drives, central processing units (“CPUs”), or power supplies. As part of our procurement model, we generally do not enter into long-term supply contracts for these materials and components, but instead, purchase these materials and components in a competitive bid purchase order environment with suppliers or on the open market at spot prices. As a result, our cost structure is affected by the availability and price volatility in the marketplace for these components and materials, including new versions of hard drives and CPUs that are introduced by our suppliers. This volatility makes it difficult to predict expense levels and operating results and may cause them to fluctuate significantly. Further, if we are successful in growing our business, we may not be able to continue to procure components solely on the spot market, which would require us to enter into contracts with component suppliers to obtain these components.
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
In order to secure components for the provision of products or services, at times we may enter into non-cancelable commitments with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components, which could adversely affect our gross margin. This could increase our costs and decrease our gross margin. Further, we compete in an industry that is characterized by rapid technological advances in hardware with frequent introduction of new products. New product introductions provide risks in predicting customer demand for the future products as well as the transition from existing products. If we do not make an effective transition from existing products to future products, an oversupply could result in excess components. For example, DRAM can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. Additionally, if any of our suppliers of CPUs, such as Intel or AMD, were to increase the costs to us for components we use, we would either pass these price increases on to our customers, which could cause us to lose business from these customers, or we would need to absorb these price increases, which would cause our margins to decrease, either of which could adversely affect our business and financial results.

If we fail to maintain or expand our relationships with our suppliers, in some cases single-source suppliers, we may not have adequate access to new or key technology necessary for our products, and, as a result, our ability to deliver leading-edge products may be impaired.
In addition to the technologies we develop, our suppliers develop product innovations at our direction that are requested by our customers. In many cases, we retain the ownership of the intellectual property developed by these suppliers. Further, we rely heavily on our component suppliers, such as Intel and AMD, to provide us with leading-edge components on time and in accordance with a product roadmap. If we are not able to maintain or expand our relationships with our suppliers or continue to leverage their research and development capabilities to develop new technologies desired by our customers, our ability to deliver leading-edge products in a timely manner may be impaired and we could be required to incur additional research and development expenses.
Unforeseen environmental costs could impact our future net earnings.
We are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling, treatment and disposal of our products. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products, and climate change laws and regulations. We could incur substantial costs, our products could be restricted from entering certain jurisdictions, and we could face other sanctions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims and clean up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs under environmental laws are difficult to predict and such costs could have a negative effect on our profitability. If we are found to be in violation of any environmental laws, costs associated with such liability may have an adverse affect on our financial results.
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
If our cost control measures are not successful, we may become less competitive.
A variety of factors could prevent us from achieving our goal of better aligning our product and service offerings and cost structure with customer needs in the current business environment. We are currently focused on reducing and maintaining our operating expenses, total costs in procurement, product design, transformation, and simplifying our structure. For example, we may experience delays in the anticipated timing of activities related to our cost savings plans and higher than expected or unanticipated costs to implement the plans. As a result, we may not achieve our expected cost savings in the time anticipated, or at all. In such case, our results of operations and profitability may be negatively impacted, making us less competitive and potentially causing us to lose industry unit share.
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
If we are unable to retain and attract adequate qualified personnel, including key executive, managerial, technical, finance, marketing and sales personnel, we may not be able to execute on our business strategy.
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
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, and we may be required to restate our financial results for prior periods which could cause our stock price to decline.
If we are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud. As a publicly traded company we must maintain effective disclosure controls and procedures and internal control over financial reporting, which can be difficult to do. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

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
The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. For example, when we acquired substantially all the assets of Legacy SGI, we went through the process of integrating and harmonizing Legacy SGI financial reporting and information technology systems, including internal control over financial reporting, with our own. As a result of this and similar activities, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to meet the requirements needed to prevent material weaknesses in internal controls over financial reporting. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Select Market.
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
We maintain confidential and proprietary information on our computer networks and employ security measures designed to protect this information from unauthorized access. If our security measures are breached and unauthorized access is obtained, we may lose proprietary data and may suffer economic losses.
We maintain confidential information on our computer networks, including information and data that are proprietary to our customers and third parties, as well as to our company. Although we have designed and employed security measures to protect this information from unauthorized access, our security measures may be breached as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to our customers' data or our data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If this should happen, we could be exposed to potentially significant legal liability, harm to our reputation and other harm to our business.
Business disruptions could affect our operating results.
A significant portion of our manufacturing, research and development activities and certain other critical business operations is concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected. For example, our operations in Japan may be negatively affected by earthquakes and other natural disasters, as well as ongoing power supply disruptions following the March 2011 earthquake and tsunami.
Further, we maintain a program of insurance coverage for various types of property, casualty, and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. However, there is a risk that one or more of our insurance providers may be unable to pay a claim. The types and amounts of insurance that we obtain vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance may be substantial and may increase our expenses, which could harm our results of operations and financial condition.
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
Our intellectual property is critical to our success and our ability to compete. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology. Unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology despite our efforts to protect our intellectual property. In addition, we license our technology and intellectual property to third parties, including in some cases, our competitors, which could under some circumstances make our patent rights more difficult to enforce. Third parties could also obtain licenses to some of our intellectual property as a consequence of a merger or acquisition. Also, our participation in standard setting organizations or industry initiatives may require us to license our patents to other companies that adopt certain standards or specifications. As a result of such licensing, our patents might not be enforceable against others who might otherwise be infringing those patents and the value of our intellectual property may be impaired.
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

We currently have numerous patents issued and a number of patent applications pending in the United States and other countries. These patents may be limited in value in asserting our intellectual property rights against more established companies in the computer technology sector that have sizable patent portfolios and greater capital resources. In addition, patents may not be issued from these patent applications, and even if patents are issued, they may not benefit us or give us adequate protection from competing products. For example, issued patents might be circumvented or challenged, and could be declared invalid or unenforceable. Moreover, if other companies develop unpatented proprietary technology similar to ours or competing technologies, our competitive position will be weakened.
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
We are subject to various legal proceedings. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under "Legal Proceedings" in Part I, Item 3 of this Annual Report on Form 10-K.
Risks Related to Owning Our Stock
Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.
Our stock has been publicly traded for a relatively short period of time, having first begun trading in June 2005. During that time our stock price has fluctuated significantly, from a high of approximately $56.00 per share to a low of approximately $3.42 per share. At times the stock price has changed very quickly. During the year ended June 24, 2011, our stock price has fluctuated from a high of approximately $22.95 to a low of approximately $5.84. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, and which may not relate to our performance or results of operations, including:

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
In addition, the stock markets, and in particular the NASDAQ Stock Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. We could become involved in additional securities litigation in the future, which could have substantial costs and divert resources and the attention of management from our business. For additional information regarding our securities litigation, please see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our properties consist of leased and owned facilities used for manufacturing, warehouse, sales and marketing, research and development, services and support, and administrative purposes worldwide. As of June 24, 2011, we owned or leased approximately 739,000 square feet of space in our domestic and international locations. We owned 36% of this space and leased the remaining 64%. Included in these amounts are approximately 11,000 square feet of vacated space, which we sublease to a third party.

Approximately 80% of our owned and leased properties are located in the United States. These domestic locations are primarily located in Fremont, California, which is our corporate headquarters, and in Chippewa Falls, Wisconsin, which is where our manufacturing and warehouse facilities are located. Our international locations, which comprise approximately 20% of all our properties, are mainly located in Tokyo, Japan, Shanghai, China, and Reading, United Kingdom. Our international properties are primarily used for sales, services, research and development and administrative offices.
Because of the relationship between our segments, products and service, substantially all of our properties are used, at least in part, by both of these segments, and we have the flexibility to use each of the properties, in whole or in part, for each of the segments. We believe that our existing properties are in good condition, are suitable for the conduct of our business, and appropriately support our current business needs.
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
On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. We assumed this claim in connection with our acquisition of Legacy SGI assets, and are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.7 million based on the conversion rate on June 24, 2011) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on June 24, 2011) plus interest and costs. The proceeding has commenced but the hearing, scheduled for August 28, 2011, could not take place and the next rescheduled hearing date is awaited from the Arbitor. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
Item 4. Removed and Reserved

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

Year Ending June 24, 2011	High	Low
Fourth Quarter	$22.95	$14.56
Third Quarter	$19.92	$8.77
Second Quarter	$9.72	$6.83
First Quarter	$8.20	$5.84

Year Ending June 25, 2010	High	Low
Fourth Quarter	$11.34	$6.82
Third Quarter	$12.74	$6.80
Second Quarter	$7.28	$5.77
First Quarter	$7.16	$4.16
Holders
As of August 22, 2011, there were 31,382,497 shares of our common stock outstanding held by nine registered holders of record. A substantially greater number of holders of our outstanding common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Dividends
We have never declared or paid any dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.
Recent Sale of Unregistered Securities
None
Issuer Purchases of Equity Securities
None
Performance Graph (2)
The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2005 through June 24, 2011, for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the RDG Technology Composite Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/31/2005	12/30/2006	12/29/2007	1/3/2009	6/26/2009	6/25/2010	6/24/2011
Silicon Graphics International Corp.	100.00	108.74	34.13	14.43	16.08	28.48	54.04
NASDAQ Composite	100.00	112.29	124.12	73.89	86.17	99.75	131.86
RDG Technology Composite	100.00	367.22	435.83	228.99	311.91	405.59	498.96

(2)
This graph and data are not “soliciting material,” are not deemed “filed” with the SEC and are not to be incorporated by reference in any filing of Silicon Graphics International Corp. under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data
The following selected summary consolidated financial data should be read in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data,” and with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
On June 19, 2009, our Board of Directors approved a change in our fiscal year end from the Saturday closest to December 31st of each year to the last Friday in June of each year. As a result of this change, we had a six-month transition period, which began on January 4, 2009 and ended on June 26, 2009. Accordingly, our fiscal year 2010 began on June 27, 2009 following a transition period that ended June 26, 2009. Additionally, this change in year end resulted in the quarter ended June 26, 2009 containing 83 days versus a standard 91 day quarter. The change in fiscal year end was made to facilitate the integration and consolidated reporting of the businesses and other related assets acquired and liabilities assumed from the acquisition of Legacy SGI.

	Year Ended					Six Months Ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009 (3)	December 29, 2007 (3)	December 30, 2006 (3)
	(in thousands, except per share amounts)
Revenue	$629,568	$403,717	$247,430	$350,684	$359,569	$102,777
Gross profit (1)	169,812	89,589	29,438	47,244	76,446	7,777
Income (loss) from continuing operations before income taxes (2)	(19,991)	(93,302)	(30,911)	(29,049)	24,506	(16,433)
Income tax provision (benefit) from continuing operations	1,242	(4,441)	376	12,531	10,589	(2,242)
Net income (loss) from continuing operations	(21,233)	(88,861)	(31,287)	(41,580)	13,917	(14,191)
Income (loss) from discontinued operations	—	409	(25,896)	(33,941)	(4,662)	(20)
Income tax benefit from discontinued operations	—	—	(2,955)	(5,964)	(2,217)	—
Income (loss) from discontinued operations, net of tax	—	409	(22,941)	(27,977)	(2,445)	(20)
Net income (loss)	$(21,233)	$(88,452)	$(54,228)	$(69,557)	$11,472	$(14,211)
Net income (loss) per share:
Net income (loss) per share, basic
Continuing operations	$(0.69)	$(2.95)	$(1.06)	$(1.45)	$0.52	$(0.48)
Discontinued operations	—	0.01	(0.77)	(0.97)	(0.09)	—
Net income (loss) per share, basic	$(0.69)	$(2.94)	$(1.83)	$(2.42)	$0.43	$(0.48)
Net income (loss) per share, diluted
Continuing operations	$(0.69)	$(2.95)	$(1.06)	$(1.45)	$0.49	$(0.48)
Discontinued operations	—	0.01	(0.77)	(0.97)	(0.09)	—
Net income (loss) per share, diluted	$(0.69)	$(2.94)	$(1.83)	$(2.42)	$0.40	$(0.48)
Shares used in computing net income (loss) per share:
Basic	30,608	30,130	29,583	28,786	26,948	29,798
Diluted	30,608	30,130	29,583	28,786	28,618	29,798

	June 24, 2011	June 25, 2010	June 26, 2009	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$139,868	$129,343	$128,714	$171,954	$49,897	$30,446
Working capital	$133,970	$124,495	$168,687	$216,315	$249,929	$268,180
Total assets	$538,009	$497,212	$441,636	$285,493	$352,458	$406,770
Total liabilities	$414,723	$362,283	$223,537	$54,004	$76,340	$91,081
Total stockholders’ equity	$123,286	$134,929	$218,099	$231,489	$276,118	$315,689

(1)	Gross profit includes the following items:

	Year Ended					Six Months Ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands)
Share-based compensation	$685	$691	$1,120	$2,152	$3,583	$423

(2)	Income (loss) from continuing operations before income taxes includes the following items:

	Year Ended					Six Months Ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009	December 29, 2007	December 30, 2006
	(in thousands)
Share-based compensation	$5,898	$4,827	$9,152	$21,083	$20,008	$3,215
Restructuring charges	5,072	5,213	685	—	—	1,270
Acquisition-related	1,271	(3,264)	—	—	—	6,070
Impairment of long-lived assets	—	—	—	2,820	—	—
Gain from settlement agreement	—	—	—	—	—	(5,000)
Gain from acquisition	—	—	—	—	—	(19,831)
Total charges	$12,241	$6,776	$9,837	$23,903	$20,008	$(14,276)

(3)
Information has been restated to present the results of our Rapidscale™ product line as discontinued operations. See Note 19 "Discontinued Operations" to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The Rapidscale product line was purchased in 2006.

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
Overview
We are a global leader in technical computing. We are focused on helping customers solve their most demanding business and technology challenges by delivering large-scale computing and storage, high-performance compute and storage, and data center solutions. We develop, market, and sell a broad line of low cost, mid-range and high-end computing servers and data storage as well as differentiating software. We sell data center infrastructure products purpose-built for large-scale data center deployments. In addition, we provide global customer support and professional services related to our products. We enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide them greater flexibility and scalability. We are also a leading developer of enterprise class, high-performance features for the Linux operating system that provide our customers with a standard Linux operating environment combined with our differentiated yet un-intrusive Linux capabilities that are designed to improve performance, simplify system management, and provide a more robust development environment.
Our compute and storage products are comprised of:

•
solutions ranging from scalable entry-level solutions to hyper-scale and cloud solutions, including CloudRack®X2, Origin® 400 and Octane® III. We also build large-scale data center solutions with products such as CloudRack and Rackable™. Our design-to-order processes ensure the solutions are tailored to the customer's computing environment, are optimized to support their specific applications, and are ready for immediate integration.

•
SGI's Altix® UV, which we believe is the world's fastest and most scalable shared memory supercomputer family, scaling from 32 to 2,560 cores and supports up to 16 terabytes of global shared memory in a single system image.

•	a comprehensive range of platforms optimized for requirements including cost, scalability and performance; and

•
software meeting diverse customer needs. These storage products include cloud storage based on CloudRack and Rackable servers, SGI® InfiniteStorage RAID systems, and Integrated Storage servers, and Active Archive systems, including ArcFinity™ based on our SGI COPAN™ technology.

We have two business segments for financial reporting purpose - products and services. The products segment generated 74% of our total revenue and the services segment generated 26% of our total revenue for the year ended June 24, 2011 on a contractual basis.
Our current business strategy includes diversifying our business by customer, by industry, and by geography while focusing on technical computing. We believe that these multiple paths to growth will create a strong foundation for our business results in the long term.
Technical computing
We remain focused on expanding our opportunities within the technical computing market. We are focused on scientific and commercial HPC, public and private clouds, persistent and real time data storage, and emerging big data opportunities. The barriers to enter the technical computing market are high and the technical computing marketplace requires the ability to translate complex customer requirements into architected, ready-to-deploy solutions with an expert sales force. Customer trust and proven relationships, deep technical and scientific domain expertise, strategic industry partnerships, expertise across many vertical industry markets, global delivery capabilities, and products designed at extremes of scale and speed are all key criteria for competing in the technical computing market. We have a strong track record of driving innovation in this market.
During the year ended June 24, 2011, we introduced new product offerings, including ArcFinity™ and ICE Cube® AIR products. We continue to sell our Altix UV and COPAN products. These higher margin, high performance compute server and storage products contributed to our revenue and gross margin increases during the year ended June 24, 2011.
Diversifying our business
During the year ended June 24, 2011, we generated new business with large enterprises in the U.S., European and Asian regions and with U.S. Government agencies. On March 9, 2011, we acquired the remaining outstanding shares of SGI Japan and SGI Japan became our wholly-owned subsidiary. We acquired SGI Japan to serve as a strategic entry into the large technical computing market of Japan and to enable us to extend our global reach, accelerate growth opportunities, and strengthen the relationships with our partners and customers in Japan. Our revenue mix by geography shows that we are expanding our international presence. In fiscal year 2011, 38% of our total revenue was generated from our international locations compared to 25% in fiscal year 2010. Our customer base is also expanding. For fiscal year 2011, we only have one customer contributing to at least 10% of our total revenue. Our customers come from various industries, including the public, cloud, and manufacturing sectors.
Significant events
Our financial results during the year ended June 24, 2011 were affected by certain significant events that should be considered in comparing the periods presented.
Acquisition of SGI Japan, Ltd.
On March 9, 2011, we acquired the remaining outstanding shares of SGI Japan. Prior to the Closing Date, we owned approximately 10% of the outstanding shares of SGI Japan and accounted for such investment as a cost method investment. SGI Japan operates primarily as a seller and servicer of high-performance computing, visualization, data center, and media and archive systems in Japan. The total purchase price was approximately $17.9 million in cash, $1.8 million of which was placed in escrow to secure our indemnification rights under the Stock Purchase Agreement. The acquisition is expected to serve as a strategic entry into the large technical computing market of Japan and to enable us to extend our global reach, accelerate growth opportunities, and strengthen the relationships with our partners and customers in Japan. Furthermore, the acquisition is expected to enable us to more fully participate in the Japanese HPC market and benefit from SGI Japan's extensive service business.
Acquisition of Silicon Graphics, Inc.
On May 8, 2009, we acquired substantially all of the assets, excluding certain assets unrelated to the ongoing business and assumed certain liabilities of Silicon Graphics, Inc. (an entity in Chapter 11 of the U.S. Bankruptcy code) (“Legacy SGI”) for approximately $42.5 million in cash.
Copan Systems, Inc.
On February 23, 2010, we completed the acquisition of substantially all the assets of Copan Systems, Inc. (“Copan”) and assumed certain liabilities for $2.0 million in cash.
Change in Corporate Name and Trading Symbol
On May 18, 2009, we changed our name to Silicon Graphics International Corp. (“SGI”) and changed our NASDAQ stock ticker symbol from “RACK” to “SGI.”
Change in fiscal year
On June 19, 2009, our Board of Directors approved a change in our fiscal year-end from the Saturday closest to December 31st of each year to the last Friday in June of each year. As a result of this change, we had a six-month transition period, which began on January 4, 2009, ended on June 26, 2009. Accordingly, our fiscal year 2010 began on June 27, 2009 following a transition period that ended June 26, 2009. The change in fiscal year-end was made to facilitate the integration and consolidated reporting of the businesses and other related assets acquired and liabilities assumed from Legacy SGI.
The financial periods presented and discussed will be as follows: (i) the year ended June 24, 2011 represents the 52-week fiscal year ended June 24, 2011 ("fiscal year 2011"); (ii) the year ended June 25, 2010 represents the 52-week fiscal year ended June 25, 2010 ("fiscal year 2010"); (iii) the six months ended June 26, 2009 represents the 25-week, six-month transition period ended June 26, 2009; and (iv) the year ended January 3, 2009 represents the 53-week fiscal year ended January 3, 2009. In addition, the six months ended June 28, 2008 (unaudited) is presented to compare to the six months ended June 26, 2009.

Results of Operations
We have included the operating results associated with the acquisition of SGI Japan, Legacy SGI and Copan in our consolidated financial statements only for the periods since the date of the acquisition in March 2011, May 2009 and February 2010, respectively. This inclusion has significantly affected our revenues, results of operations and financial position.
Comparison of the Years Ended June 24, 2011 and June 25, 2010
Financial Highlights

•
Our total revenue significantly increased in fiscal year 2011 compared to fiscal year 2010. Our higher total revenue resulted partially from the required adoption of new accounting standards for revenue recognition which resulted in us recognizing more revenue upon delivery or acceptance and from an increase in sales of high performance compute server and storage products. The required adoption of these new accounting standards for revenue recognition resulted in $166.2 million and $104.1 million increases in total revenue and total cost of revenue in the year ended June 24, 2011, respectively. In addition, our acquisition of SGI Japan increased our total revenue by $51.6 million during the year ended June 24, 2011.

•
We increased our overall gross margin by 478 basis points from 22.2% in the year ended June 25, 2010 to 27.0% in the year ended June 24, 2011. Approximately 370 basis point increase in our overall gross margin percentage is attributable to the adoption of the new revenue recognition standards.

•
As a result of increased total revenue and overall gross margin, our total gross profit increased $80.2 million or 90% to $169.8 million in the year ended June 24, 2011 from $89.6 million in the year ended June 25, 2010. Of the $80.2 million increase in total gross profit, $62.0 million is attributable to the adoption of the new accounting standards for revenue recognition required for the year ended June 24, 2011.

•
We incurred acquisition related costs of $1.3 million resulting from our purchase of all the remaining shares of SGI Japan. Prior to this acquisition, we owned approximately 10% of the outstanding shares of SGI Japan.

Revenue, cost of revenue, gross profit and gross margin
The following table presents revenue, cost of revenue, gross profit, and gross margin for the years ended June 24, 2011 and June 25, 2010 (presented on a contractual basis):

	Year ended		Change
	June 24, 2011	June 25, 2010	$	%

	(in thousands, except percentages)
Product revenue	$465,177	$256,007	$209,170	82%
Service revenue	164,391	147,710	16,681	11%
Total revenue	$629,568	$403,717	$225,851	56%

Cost of product revenue	$367,393	$229,913	$137,480	60%
Cost of service revenue	92,363	84,215	8,148	10%
Total cost of revenue	$459,756	$314,128	$145,628	46%

Product gross profit	$97,784	$26,094	$71,690	275%
Service gross profit	72,028	63,495	8,533	13%
Total gross profit	$169,812	$89,589	$80,223	90%

Product gross margin	21.0%	10.2%
Service gross margin	43.8%	43.0%
Overall gross margin	27.0%	22.2%
Revenue. We derive revenue from the sale of products and services directly to end-users as well as through resellers and system integrators. Product revenue is derived from the sale of mid-range to high-end computing servers and data storage systems as well as software. We enter into sales contracts to deliver multiple products and/or services. In accordance with our revenue recognition policy, certain sales contracts are deferred and recognized over the service period. Service revenue is generated from the sale of standard maintenance contracts as well as custom maintenance contracts that are tailored to individual customers' needs. We recognize service revenue ratably over the service periods. Maintenance contracts are typically between one to three years in length and we actively pursue renewals of these contracts. We also generate professional services revenue related to implementation of and training on our products.
Our products are highly configurable for customer requirements. Price changes, unit volumes, customer mix and product configuration can impact our revenues, cost of revenues and gross profit. Effective June 26, 2010, we adopted the provisions of Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements for new and materially modified arrangements originating after June 25, 2010. The new revenue recognition standards allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit of accounting with other elements in the arrangement. The new revenue recognition standards were required to be adopted for fiscal years beginning on or after June 15, 2010. For fiscal year 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services, and or professional services, we will allocate revenue to each element based on a selling price hierarchy as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the Critical Accounting Policies and Estimates - Revenue Recognition below. In multiple element arrangements where software is essential to the functionality, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue, as amended. The new revenue recognition standards permit prospective or retrospective adoption, and we elected prospective adoption.
Prior to the adoption of the new revenue recognition standards, we did not have a reasonable basis for separating product and service revenue as we had not been able to establish vendor-specific objective evidence of fair value of both the delivered and undelivered elements for our multiple-element arrangements. These multiple-element arrangements may include software products integrated with our hardware or include post-contract customer support. As a result of the adoption of the new revenue recognition standards, we now have a reasonable basis for separately presenting product and service for new and materially modified arrangements originating after June 25, 2010 as we are able to allocate revenue to each element within a multiple-element arrangement based on the aforementioned selling price hierarchy. However, as we did not have a reasonable basis for separating product and service revenue prior to the adoption of the new revenue recognition standards, revenue and related cost of revenue are presented in the table above on a contractual basis, which is the same metrics used by management for segment reporting, for the year ended June 24, 2011 and year ended June 25, 2010.
Product revenue increased $209.2 million or 82% to $465.2 million in the year ended June 24, 2011 from $256.0 million in the year ended June 25, 2010. Of the $209.2 million increase in product revenue, $166.2 million is attributable to the adoption of the new revenue recognition standards which allows for us to generally recognize more product revenue upon shipment or acceptance. Excluding the impact from the adoption of the new revenue recognition standards, product revenue increased $43.0 million or 17% in the year ended June 24, 2011. During the year ended June 24, 2011, our product mix continued to shift to higher margin high performance compute server and storage products, driven by the strength in sales of our new Altix® UV and COPAN™ products. Both Altix® UV and COPAN™ products are new product offerings introduced in fiscal year 2011. Altix® UV is our next generation shared-memory computer and continues to be well received in the marketplace. Consistent with the shift in product mix, our Amazon customer concentration moved from 20% of total revenue during the year ended June 25, 2010 to 12% during the year ended June 24, 2011. In addition, we recorded $29.1 million of product revenue from SGI Japan since its acquisition in the third quarter of fiscal year 2011. If SGI Japan had not been acquired, we would have recorded $9.6 million of product revenue related to products sold to SGI Japan.
Service revenue increased $16.7 million or 11% to $164.4 million in the year ended June 24, 2011 from $147.7 million in the year ended June 25, 2010. This increase was primarily due to the service revenue of $22.5 million from SGI Japan that we recorded since its acquisition in the third quarter of fiscal year 2011. If SGI Japan had not been acquired, we would not have recognized any service revenue from SGI Japan as prior to the acquisition, we did not sell service to SGI Japan.
Consistent with our strategy to extend our global reach and accelerate our growth opportunities, our international revenues grew to 38% of our total revenue during the year ended June 24, 2011 compared to 25% during the year ended June 25, 2010. The increase in international revenue as a percentage of total revenue is attributable to the acquisition of SGI Japan and to the increase in total revenue in European region for the year ended June 24, 2011.
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
Cost of revenue and gross profit. Cost of revenue consists of costs associated with direct material, labor, manufacturing overhead, shipment of products, inventory write downs and share-based compensation. Cost of revenue also includes personnel costs for providing maintenance and professional services. Our manufacturing overhead and professional services personnel costs are fixed or semi-variable. Our gross margins are impacted by changes in customer and product mix, pricing actions by our competitors and commodity prices that comprise a significant portion of cost of revenue from period to period. Further when certain sales contracts are deferred in accordance with our revenue recognition policy, the related cost of revenue is deferred and recognized upon recognition of revenue.
Our cost of revenue and gross profit are impacted by price changes, product configuration, revenue mix and product material costs. Our service cost of revenue and gross margin are impacted by timing of support service initiations and renewals, and incremental investments in our customer support infrastructure.
Our headcount in the manufacturing and services organization increased from 576 employees at June 25, 2010 to 680 employees at June 24, 2011. This includes 133 employees working in SGI Japan.
Overall gross profit increased $80.2 million or 90% to $169.8 million in the year ended June 24, 2011 from $89.6 million in the year ended June 25, 2010. Overall gross margin percentage increased to 27.0% in the year ended June 24, 2011 from 22.2% in the year ended June 25, 2010. Approximately 370 basis point increase in our overall gross margin percentage is attributable to the adoption of the new revenue recognition standards. Historically, our high performance compute server and storage products were deferred and amortized under the previous revenue recognition standards. With the adoption of the new revenue recognition standards, we are able to recognize revenue and gross profit on these products at the time of delivery or acceptance.
Product gross profit increased $71.7 million or 275% to $97.8 million in the year ended June 24, 2011 from $26.1 million in the year ended June 25, 2010. Product gross margin percentage increased to 21.0% in the year ended June 24, 2011 from 10.2% in the year ended June 25, 2010. Of the $71.7 million increase in product gross profit, $62.0 million is attributable to the adoption of the new revenue recognition standards. The adoption of the new revenue recognition standards impacted cost of product revenue by $104.2 million during the year ended June 24, 2011. In addition to the adoption of the new accounting standards for revenue recognition, our product gross profit and product gross margin percentage increased due to a change in mix shift to higher margin high performance compute server and storage products, including the increase in sales of our new Altix UV and COPAN products. Our increase in product gross profit and product gross margin during year ended June 24, 2011 is also attributable to a decrease in inventory obsolescence to $3.0 million from $10.6 million in year ended June 25, 2010. In addition, we recorded product gross profit of $4.8 million from SGI Japan since its acquisition in the third quarter of fiscal year 2011. If SGI Japan had not been acquired, we would have recorded $3.0 million of product gross profit related to products sold to them.
Service gross profit increased $8.5 million or 13% to $72.0 million in the year ended June 24, 2011 from $63.5 million in the year ended June 25, 2010. Service gross margin slightly increased to 43.8% in the year ended June 24, 2011 from 43.0% in the year ended June 25, 2010. Of the $8.5 million increase in service gross profit, $7.2 million is attributable to service gross profit from the acquisition of SGI Japan.
Operating expenses
Operating expenses for the years ended June 24, 2011 and June 25, 2010 were as follows:

	Year Ended		Change
	June 24, 2011	June 25, 2010	$	%

	(in thousands, except percentages)
Research and development	$54,067	$56,865	$(2,798)	(5)%
Sales and marketing	75,813	64,831	10,982	17%
General and administrative	52,578	52,594	(16)	—%
Restructuring	5,072	5,213	(141)	(3)%
Acquisition-related	1,271	(3,264)	4,535	(139)%
Total operating expense	$188,801	$176,239	$12,562	7%

Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense decreased $2.8 million or 5% to $54.1 million in the year ended June 24, 2011 from $56.9 million in the year ended June 25, 2010. The decrease in research and development expense was due to a decrease in facilities related expenses of $1.9 million, of which $1.5 million is due to a decrease in depreciation expense as some of our fixed assets were fully depreciated as of June 25, 2010. In addition, the decrease in research and development expense is due to a decrease in purchases of materials and test equipment used for research and development activities of $1.3 million, a decrease in third party consulting fees of $0.5 million, and a decrease in losses on disposal of property and equipment of $0.3 million. This decrease in research and development expenses was partially offset by an increase in compensation and related expenses of $0.6 million. Compensation and related expenses increased in fiscal year 2011 compared with fiscal year 2010 due to an increase in headcount from 270 employees at June 25, 2010 to 293 employees at June 24, 2011, including five employees from SGI Japan. In addition, during the year ended June 24, 2011, research and development reimbursements from our business partners decreased by $0.7 million to $1.3 million from $2.0 million in year ended June 25, 2010.
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
Sales and marketing expense increased $11.0 million or 17% to $75.8 million in the year ended June 24, 2011 from $64.8 million in the year ended June 25, 2010. This increase was primarily due to an increase in compensation and related expenses of $8.7 million in fiscal year 2011 compared to fiscal year 2010. Headcount increased from 291 employees at June 25, 2010 to 344 employees at June 24, 2011. This includes 106 employees from SGI Japan. The increase in headcount together with higher commission expense paid during fiscal year 2011 compared to fiscal year 2010 resulted to an overall increase in compensation and related expenses. In addition to compensation and related expenses, the increase in sales and marketing expense was also due to an increase in intangible amortization of $1.5 million, third party sales and marketing services of $0.5 million, share-based compensation expense of $0.5 million, travel expenses of $0.6 million, and marketing supplies and equipment of $0.4 million. The increase in sales and marketing expense was partially offset by a decrease in facility related expenses of $1.2 million, of which $0.5 million is due to a decrease in depreciation expense as some of our fixed assets were fully depreciated as of June 25, 2010.
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
The change in our general and administrative expense is not material in the year ended June 24, 2011 compared with the year ended June 25, 2010. Our compensation related expenses, hiring expenses, and share-based compensation expenses increased by $3.1 million, $0.8 million, and $0.7 million, respectively. This increase in general and administrative expenses is offset by decreases in professional and consulting fees of $1.4 million, decrease in bad debt expense of $1.0 million, decrease in insurance of $0.9 million, decrease in facility related expenses of $0.4 million, and decrease in supplies and small equipment expenses of $0.8 million. Compensation and related expenses increased due to increase in headcount from 188 employees at June 25, 2010 to 246 employees, which includes 34 employees in SGI Japan, at June 24, 2011.
Restructuring. On February 18, 2011, management approved the 2011 restructuring action as part of a worldwide workforce reduction to streamline operations and reduce operating expenses. Prior to this action, on July 27, 2009, management approved the 2010 restructuring action to reduce our European workforce and vacate certain facilities.
Restructuring expense for the year ended June 24, 2011 related to these actions was $5.1 million. For the year ended June 25, 2010, restructuring expense was $5.2 million. As a result of the restructuring actions undertaken, we anticipate future cash outflow of $1.5 million, primarily during fiscal year 2012.

Acquisition-related. On March 9, 2011, pursuant to a Stock Purchase Agreement dated March 8, 2011, we acquired the remaining outstanding shares of SGI Japan. In connection with the acquisition, during the year ended June 24, 2011, we incurred acquisition-related costs of $1.3 million, which consisted primarily of costs related to due diligence, legal and other professional fees.
In the year ended June 25, 2010, we recorded a net gain of $3.3 million, related to our acquisition of Legacy SGI. During the year ended June 25, 2010, we received a $1.0 million payment from Legacy SGI related to potential liabilities of Legacy SGI, which pursuant to the Asset Purchase Agreement were to be remitted to the Company if not paid to a third party. In addition, we received $2.3 million from a Legacy SGI customer, resulting from a settlement of dispute with this customer which existed prior to the acquisition of Legacy SGI. Accordingly, we have recorded the $3.3 million payments received as a gain in our statement of operations in the year ended June 25, 2010.
Total other income (expense)
Total other income (expense) for the years ended June 24, 2011 and June 25, 2010 was as follows:

	Year Ended		Change
	June 24, 2011	June 25, 2010	$	%

	(in thousands, except percentages)
Interest income, net	$95	$436	$(341)	(78)%
Other income (expenses), net	(1,097)	(7,088)	5,991	(85)%
Total other income (expense)	$(1,002)	$(6,652)	$5,650	(85)%
Interest income, net. Interest income, net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds, U.S. treasury bills, and auction rate securities ("ARS"). The decrease in interest income, net for the year ended June 24, 2011 compared to the year ended June 25, 2010 was due to lower interest rates on our investment portfolio, as we sold our ARS during the second quarter of fiscal year 2011.
Other income (expense), net. Other expense, net in the year ended June 24, 2011 consists primarily of impairment of our investment in SGI Japan of $2.9 million and $0.8 million in recognized losses on our investments in auction rate securities. These losses were partially offset by foreign exchange gains of $2.6 million that resulted from the favorable exchange rate effect due to the strengthening of the Euro against the U.S. Dollar.
During the year ended June 25, 2010, other expense, net consisted of foreign exchange losses of $7.2 million that resulted from the unfavorable exchange rate effect due to the strengthening of the U.S. dollar against the Euro.
Income tax provision from continuing operations
Income tax provision from continuing operations for the years ended June 24, 2011 and June 25, 2010 was as follows:

	Year Ended		Change
	June 24, 2011	June 25, 2010	$	%

	(in thousands, except percentages)
Income tax provision (benefit) from continuing operations	$1,242	$(4,441)	$5,683	(128)%
We recorded a tax expense of $1.2 million for the year ended June 24, 2011. Our tax expense for the year ended June 24, 2011 primarily related to our foreign operations, and included $1.2 million of unrecognized tax benefits and related interest. Additional amounts recorded include a discrete tax benefit of $1.6 million attributable to release of valuation allowance. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the year ending June 24, 2011 primarily due to domestic operating losses generated during the period from which the Company does not benefit, tax expense incurred by the Company's foreign subsidiaries with operating income, tax benefit attributable to release of valuation allowance, and tax expense associated with our unrecognized tax benefits and related interest.
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
As of June 24, 2011, we have provided a full valuation allowance against the majority of our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. As of June 24, 2011, we have determined that it is more likely than not that certain foreign deferred tax assets will be realized and as a result, we released the valuation allowance related to the deferred tax assets of certain foreign subsidiaries. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, for the years ended June 24, 2011 and June 25, 2010 was as follows:

	Year Ended		Change
	June 24, 2011	June 25, 2010	$	%

	(in thousands, except percentages)
Income from discontinued operations, net of tax	$—	$409	$(409)	(100)%
During the year ended January 3, 2009, we classified our RapidScale™ product line as a discontinued operation as a result of discontinuing this product line. Our decision was a result of a change in strategic direction, as well as an inability to license certain third party software on reasonable commercial terms.
The revenue contribution from this product line was not significant for the year ended June 24, 2011 and $0.4 million for the year ended June 25, 2010.
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

•
As a result of the acquisition, our headcount significantly increased from 318 employees at January 3, 2009 to 1,325 employees at June 25, 2010. Our properties also increased significantly from approximately 177,000 square feet of floor space as of January 3, 2009 to approximately 436,000 square feet of leased floor space as of June 25, 2010. As of June 25, 2010, we also owned land and buildings with aggregate floor space of approximately 268,000 square feet.

•
During the year ended June 25, 2010, we experienced a significant decrease in total share-based compensation expense due to a declining stock price and employee turnover compared to the year ended January 3, 2009.

Revenue, cost of revenue, gross profit and gross margin
The following table presents revenue, cost of revenue, gross profit, and gross margin for the years ended June 25, 2010 and January 3, 2009 (presented on a contractual basis):

	Year Ended		Change
	June 25, 2010	January 3, 2009	$	%
	(in thousands, except percentages)
Product revenue	$256,007	$247,430	$8,577	3%
Service revenue	147,710	—	147,710	n/a
Total revenue	$403,717	$247,430	$156,287	63%

Cost of product revenue	$229,913	$217,992	$11,921	5%
Cost of service revenue	84,215	—	84,215	n/a
Total cost of revenue	$314,128	$217,992	$96,136	44%

Product gross profit	$26,094	$29,438	$(3,344)	(11)%
Service gross profit	63,495	—	63,495	n/a
Total gross profit	$89,589	$29,438	$60,151	204%

Product gross margin	10.2%	11.9%
Service gross margin	43.0%	—
Overall gross margin	22.2%	11.9%
Revenue. Revenue increased $156.3 million or 63% to $403.7 million in the year ended June 25, 2010 from $247.4 million in the year ended January 3, 2009. The increase in revenue was primarily due to the addition of revenue from high performance compute server and storage products and related service revenue associated with our acquisition of Legacy SGI. The acquisition of Legacy SGI contributed $235.0 million of revenue in the year ended June 25, 2010. Revenue from the sale of data center products and services of $168.7 million decreased $78.7 million or 32% in the year ended June 25, 2010 as compared with $247.4 million in the year ended January 3, 2009. The decline was primarily due to a 31% decrease in the number of units shipped, reflecting the economic downturn which we believe impacted the timing of our customer’s buying decisions, and a slight decrease in average selling price compared to prior year.
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
Gross profit increased $60.2 million to $89.6 million in the year ended June 25, 2010 from $29.4 million in the year ended January 3, 2009. Gross margin percentage increased to 22.2% in the year ended June 25, 2010 from 11.9% in the year ended January 3, 2009. Our increase in gross profit and gross margin was primarily attributable to higher margin, high performance compute server and storage product revenue and related service revenue associated with our acquisition of Legacy SGI, which had gross margin of 31.7% and contributed $74.5 million in gross profit in the year ended June 25, 2010. Gross profit from the sale of data center products and services decreased $14.4 million or 48.8% to $15.1 million in the year ended June 25, 2010 from $29.4 million in the year ended January 3, 2009.
Operating Expenses
Operating expenses for the years ending June 25, 2010 and January 3, 2009 were as follows:

	Year Ended		Change
	June 25, 2010	January 3, 2009	$	%

	(in thousands, except percentages)
Research and development	$56,865	$14,864	$42,001	283%
Sales and marketing	64,831	23,412	41,419	177%
General and administrative	52,594	24,526	28,068	114%
Restructuring	5,213	685	4,528	661%
Acquisition-related	(3,264)	—	(3,264)	n/a
Total operating expense	$176,239	$63,487	$112,752	178%

Research and development. Research and development expense increased $42.0 million or 283% to $56.9 million in the year ended June 25, 2010 from $14.9 million in the year ended January 3, 2009. The overall increase in research and development expenses was primarily due to the expansion of our business and research and development activities which resulted from our acquisition of Legacy SGI. In the year ended June 25, 2010, our compensation and related expenses increased by $26.6 million due to an increase in research and development headcount from 60 employees at January 3, 2009 to 270 employees at June 25, 2010. Additionally, materials and supplies increased $2.8 million and third-party research and development services increased $5.5 million, primarily driven by expenses incurred for development of our UV system and other new products. Further, facilities costs increased $3.0 million and depreciation expense increased $4.2 million. These increases were partially offset by lower share-based compensation related expenses of $1.1 million due to declining stock price and employee turnover.
Sales and marketing. Sales and marketing expense increased $41.4 million or 177% to $64.8 million in the year ended June 25, 2010 from $23.4 million in the year ended January 3, 2009. The overall increase in sales and marketing expense was primarily due to the expansion of our business which resulted from our acquisition of Legacy SGI. In the year ended June 25, 2010, our compensation and related expenses increased by $29.5 million due to an increase in sales and marketing headcount from 70 employees at January 3, 2009 to 291 employees at June 25, 2010. Our facilities costs, rent expenses, and depreciation expenses are higher in the year ended June 25, 2010 by $6.3 million compared to the year ended January 3, 2009. We also experienced an increase in marketing costs of $1.4 million and higher travel and entertainment expenses of $1.4 million. In addition, we recorded intangible asset amortization expense of $5.0 million during the year ended June 25, 2010 related to the amortization of customer backlog intangible asset acquired as part of our acquisition of Legacy SGI. There was no intangible asset amortization for the year ended January 3, 2009. This increase in sales and marketing expense was reduced by lower share-based compensation costs of $1.1 million due to declining stock price and employee turnover, and write-off of loaner and demo equipments of $2.2 million recorded in the year ended January 3, 2009.
General and administrative. General and administrative expense increased $28.1 million or 114% to $52.6 million in the year ended June 25, 2010 from $24.5 million in the year ended January 3, 2009. The overall increase in general and administrative expense was primarily due to the expansion of our business which resulted from our acquisition of Legacy SGI. In the year ended June 25, 2010, our compensation and related expenses increased by $16.0 million due to increase in general and administrative headcount from 60 employees at January 3, 2009 to 188 employees at June 25, 2010. Due to the increased complexity of our business post-acquisition, our financial audit and SOX compliance fees increased by $1.3 million. Our outside tax consulting fees also increased by $2.1 million primarily due to an increase in consulting services regarding foreign tax issues, as we are now currently operating in over 25 countries. Our legal expenses also increased by $1.6 million. Our third-party contractors and temporary employees increased by $3.0 million primarily driven by outsourcing of finance and IT related functions in the year ended June 25, 2010 as we integrated Legacy SGI. Facilities related expenses increased by $2.2 million. Our property taxes also increased by $0.9 million, insurance by $1.0 million, and bad debt expense by $0.8 million. This increase in expenses was offset by lower share based compensation cost of $1.7 million due to a decline in stock price and employee turnover.
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

Total other income (expense)
Total other income (expense) for the years ended June 25, 2010 and January 3, 2009 was as follows:

	Year Ended		Change
	June 25, 2010	January 3, 2009
			$	%
	(in thousands, except percentages)
Interest income, net	$436	$4,106	$(3,670)	(89)%
Other income (expense), net	(7,088)	(968)	(6,120)	632%
Total other income (expense)	$(6,652)	$3,138	$(9,790)	(312)%
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
Other income (expense), net. Other income (expense), net primarily consists of foreign exchange loss. The foreign exchange loss was $7.2 million in year ended June 25, 2010 and $0.7 million in year ended January 3, 2009. In the year ended June 25, 2010, we experienced an unfavorable exchange rate effect resulting from the strengthening of the U.S dollar against the Euro.
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
Our income tax provision recorded for the year ended January 3, 2009 consisted primarily of refunds of prior taxes paid offset by the recording of a valuation allowance for deferred tax asset balances due to the Company’s loss position. Our effective tax rate for the year ended January 3, 2009 differed from the combined federal and state statutory rate primarily due to the recording of the valuation allowance.
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
Comparison of the six-month transition period ended June 26, 2009 and the six months ended June 28, 2008 (unaudited)
Financial Highlights

•
Our lower revenue and gross margin was primarily attributed to a decrease in the number of units shipped as well as a decrease in the average selling price partially offset by six weeks of revenue from our acquisition of Legacy SGI.

•	We experienced a significant increase in our operating expenses due to the acquisition of Legacy SGI in May 2009 during the six-month transition period ended June 26, 2009.

•
We experienced a significant decrease in total share-based compensation expense due to a declining stock price and employee turnover. Total share-based compensation expense decreased by approximately $4.1 million from $7.2 million in the six months ended June 28, 2008 to $3.1 million for the six months ended June 26, 2009.

Revenue, cost of revenue, gross profit and gross margin
The following table presents revenue, cost of revenue, gross profit, and gross margin for the six months ended June 26, 2009 and June 28, 2008 (presented on a contractual basis):

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
The lower gross margin for the six months ended June 26, 2009 compared to the six months ended June 28, 2008 is primarily attributed to a decrease in average selling price and number of units shipped. In the six months ended June 26, 2009, we experienced a 53% decrease in the number of units shipped which was offset by a 6% increase in average selling price. The decrease in units shipped resulted in $13.0 million decrease in gross margin and an $11.6 million decrease related to lower gross margin on those shipments. Lower gross margin was also a result of excess and obsolete charges being a higher percentage of revenue in the six months ended June 26, 2009 compared to the six months ended June 28, 2008. This was offset by higher margin revenue earned from the Legacy SGI business. Legacy SGI contributed $7.6 million in gross profit in the six months ended June 26, 2009.
Operating Expenses
Operating expenses for the six months ended June 26, 2009 and June 28, 2008 were as follows:

	Six months ended		Change
	June 26, 2009	June 28, 2008	$	%
		(unaudited)
	(in thousands, except percentages)
Research and development	$10,729	$7,239	$3,490	48%
Sales and marketing	18,236	12,196	6,040	50%
General and administrative	14,013	13,790	223	2%
Restructuring	1,270	685	585	85%
Acquisition-related	6,070	—	6,070	n/a
Gain from settlement agreement	(5,000)	—	(5,000)	n/a
Gain from acquisition	(19,831)	—	(19,831)	n/a
Total operating expense	$25,487	$33,910	$(8,423)	(25)%
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
Total other income (expense)
Total other income (expense) for the six months ended June 26, 2009 and June 28, 2008 was as follows:

	Six months ended		Change
	June 26, 2009	June 28, 2008	$	%
		(unaudited)
	(in thousands, except percentages)
Interest income, net	$176	$2,879	$(2,703)	(94)%
Other income (expense), net	1,101	(3)	1,104	*
Total other income (expense)	$1,277	$2,876	$(1,599)	(56)%

*	not meaningful
Total other income (expense) decreased for the six months ended June 26, 2009 by $1.6 million from $2.9 million in the six months ended June 28, 2008 to $1.3 million due to a decline in interest income, net of $2.7 million. Interest income, net decreased primarily due to lower interest rates earned on our investment portfolio in the six months ended June 26, 2009 as compared to the six months ended June 28, 2008. This decline was partially offset by an increase in other income by $1.1 million, primarily due to an increase in foreign currency gains.
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
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax, for the six months ended June 26, 2009 and June 28, 2008 was as follows:

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
Liquidity and Capital Resources
We had $139.9 million of cash and cash equivalents at June 24, 2011 and $129.3 million of cash and cash equivalents at June 25, 2010. Historically, we have required capital principally to support business operations and capital expenditures. We have also required capital to allow discretionary share repurchases and acquisition of businesses. During the year ended June 24, 2011, we used $17.9 million of cash to acquire the remaining outstanding shares of SGI Japan, $9.6 million to repay the notes payable we assumed as part of the acquisition, and $3.9 million for our discretionary share repurchases.
At June 24, 2011, we had short-term and long-term restricted cash and cash equivalents of $3.3 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services.
The adequacy of these resources to meet our liquidity needs beyond the next twelve months will depend on our growth, operating results and capital expenditures required to meet our business needs. If we fail to generate sufficient cash from operations on a timely basis, we may need to seek additional sources of funds to meet our business needs. Cash flows from our discontinued operations have been included in our consolidated statement of cash flows with continuing operations within each cash flow category. The absence of cash flows from discontinued operations is not expected to affect our future liquidity or capital resources.
At June 24, 2011, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.
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
The following is a summary of cash activity (in thousands):

	Year Ended			Six Months Ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$11,533	$8,197	$(15,699)	$(27,014)
Net cash provided by (used in) investing activities and acquisitions	6,312	(8,500)	137,433	(15,097)
Net cash (used in) provided by financing activities	(8,364)	932	148	(1,014)
Effect of exchange rate changes on cash and cash equivalents	1,044	—	175	(115)
Net increase (decrease) in cash and cash equivalents	$10,525	$629	$122,057	$(43,240)
Operating Activities
Cash provided by operating activities was $11.5 million for the year ended June 24, 2011. Our net loss was $21.2 million for the year ended June 24, 2011. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $17.8 million, share-based compensation expense of $5.9 million, impairment of investment in SGI Japan of $2.9 million, impairment on investments of $0.8 million, changes in deferred income taxes of $8.2 million, and recovery of doubtful accounts receivable of $0.1 million. Net change in operating assets and liabilities was $13.5 million. The primary operating activity source of cash was a decrease in inventory. The primary uses of cash in operating activities were an increase in accounts receivable and decrease in deferred revenue.
For the year ended June 24, 2011, deferred revenue decreased $12.4 million and deferred cost of revenue increased $1.9 million, respectively, primarily due to the timing of revenue recognition on sales transactions which were required to be deferred in accordance with our revenue recognition policy. Inventory decreased $17.2 million due to timing of inventory purchases and shipments to customers. Additionally, accounts payable increased $7.6 million, primarily due to the increase in inventory purchases and the timing of payments. Accrued compensation increased $1.8 million primarily due to timing of compensation and related payments.
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
Investing Activities and Acquisition
Cash provided by investing activities and acquisition was $6.3 million in the year ended June 24, 2011, primarily due to proceeds from sales and maturities of investments of $7.9 million. In addition, we purchased the remaining outstanding shares of SGI Japan that we did not already own for $17.9 million in cash. In connection with the acquisition, we acquired $24.0 million of cash, resulting in net cash acquired of $6.0 million. Our restricted cash and cash equivalents also increased our cash by $0.6 million during fiscal year 2011. Cash provided by investing activities was partially offset by purchases of property and equipment of $8.2 million.
Cash used in investing activities and acquisition was $8.5 million in the year ended June 25, 2010, primarily due to the purchases of property and equipment of $6.3 million and the acquisition of Copan Systems, Inc. for $2.0 million.
During the six months ended June 26, 2009, net cash used in investing activities and acquisition was $15.1 million, primarily used in the acquisition of substantially all of the assets and certain liabilities of Legacy SGI for which we paid $42.5 million and acquired cash of $29.0 million for a net cash use of $13.5 million. During the period we also purchased property and equipment of $2.4 million. The cash outflows were offset by $0.7 million of proceeds from the sale and maturities of restricted cash and cash equivalents.
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
Financing Activities
Cash used in financing activities was $8.4 million in the year ended June 24, 2011, primarily for repayment of notes payable assumed in the acquisition of SGI Japan of $9.6 million, repurchases of restricted stock of $1.4 million, and purchase of treasury stock of $3.9 million. This decrease in cash was partially offset by proceeds of $6.5 million from the issuance of stock and stock options under the employee stock purchase plan and stock options .
Cash provided by financing activities was $0.9 million in the year ended June 25, 2010, primarily due to proceeds from the issuance of stock under the employee stock purchase plan and stock options of $1.8 million, partially offset by restricted stock retired to cover taxes of $0.9 million.

Cash used in financing activities during the six months ended June 26, 2009 was $1.0 million, primarily for the purchase of the our stock under our share repurchase program. The purchase of restricted stock of $0.4 million was offset by $0.4 million of cash generated from issuance of stock under the employee stock purchase plan.
Cash provided by financing activities during the year ended January 3, 2009 was $0.1 million. Cash generated from financing activities included $1.8 million from stock option exercises and employee stock purchases, largely offset by $1.7 million of restricted stock repurchases.
In February 2009, the Board of Directors authorized a share repurchase program of up to $40.0 million of our common stock. Under the program, we are able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. During the year ended June 24, 2011, we repurchased 505,100 shares of outstanding common stock for a total of $3.9 million which was paid in cash.
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
Contractual Obligations and Commitments
The following are contractual obligations and commitments at June 24, 2011, associated with lease obligations and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$22,115	$10,577	$10,995	$543	$—
Purchase obligations	14,639	14,639	—	—	—
Total	$36,754	$25,216	$10,995	$543	$—
Operating Leases—We lease certain real and personal property under non-cancelable operating leases. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses.
As of June 24, 2011, we had total outstanding commitments on non-cancelable operating leases of our real property of $20.6 million, of which $10.1 million relate to our domestic leases. Our domestic leases are generally for terms of five to seven years and generally provide renewal options for terms of three to five additional years. These leases include our headquarters in Fremont, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal year 2013. We have total outstanding commitments of $10.5 million in non-cancelable international operating leases. The total outstanding commitments included $4.8 million relating to our leased facility in Japan, which was assumed as part of the SGI Japan acquisition. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our Japan leases, which generally provide for a two-year renewal option.
As of June 24, 2011, personal property under operating lease is comprised primarily of automobiles and office equipments. Total outstanding commitments under these leases is approximately $1.5 million at June 24, 2011.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through fiscal year 2012. As of June 24, 2011, there was a remaining commitment of approximately $14.6 million, due within the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations.
Uncertain Tax Positions—As of June 24, 2011 the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of state income taxes and interest deductions, was $22.9 million. As of June 24, 2011, the

Company has accrued $15.2 million of interest and penalty associated with its uncertain tax positions. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.
Off Balance Sheet Arrangements—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at June 24, 2011 was $3.7 million for which we have $3.3 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 24, 2011. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of June 24, 2011.
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
We believe that the following accounting policies are significantly affected by critical accounting estimates and that they are both highly important to the portrayal of our financial condition and results and require difficult management judgments and assumptions about matters that are inherently uncertain. Note 2 of the consolidated financial statements in Part II Item 8 of this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies.
Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Share-based compensation;

•	Restructuring reserve;

•	Allowance for doubtful accounts;

•	Inventory valuation;

•	Fair value of financial instruments;

•	Impairment of intangibles and long-lived assets;

•	Warranty reserve;

•	Retirement benefit obligations; and

•	Accounting for income taxes;
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
Product revenue. We recognize revenue from sales of products, primarily hardware, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. In arrangements where a formal acceptance of products or services is required by the customer, revenue is recognized upon meeting such acceptance criteria.

Service revenue. Service revenue includes customer support services, primarily hardware maintenance services, and professional services, which include consulting services and product integration services. Revenue from service contracts, that is not subject to deferral under our revenue recognition policy applicable to sales contracts entered into prior to fiscal year 2011 (discussed below) and are expressly priced separately from the hardware, is recognized ratably over the contract term, generally one to three years. Professional services are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are performed.
Multiple-element arrangements. Our multiple-element arrangements include products, customer support services and/or professional services. Certain multiple-element arrangements include software products integrated with the hardware (“Hardware Appliance”) and we provide unspecified software updates and enhancements to the software through its service contracts. For arrangements which do not include Hardware Appliances, we recognize revenue from the sale of products prior to the completion of services as product sales are not dependent on services to be functional.
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
Effective June 26, 2010, we adopted the provisions of ASU 2009-13 and ASU 2009-14 on a prospective basis for new and materially modified arrangements originating after June 25, 2010. The adoption of ASU 2009-13 and ASU 2009-14 was material to the Company's financial results, increasing revenues by $166.2 million for the year ended June 24, 2011, and increasing gross profit by $62.0 million for the year ended June 24, 2011. The impact was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements which include Hardware Appliances or arrangements where the undelivered element is post contract customer support ("PCS") for which we were unable to establish VSOE of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.
For fiscal year 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services, and/or professional services, we allocate revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is essential to the functionality of the products, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue, as amended.
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
We have not consistently established VSOE of fair value of any of our products or services. In addition, we have not established TPE as there are no similar or interchangeable competitor products or services in standalone sales to similarly situated customers. Therefore, revenue from our multiple-element arrangements is allocated based on the BESP. The objective of BESP is to determine the price at which we would transact a sale if a product or service were sold on a stand-alone basis. We determine BESP for product or service by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific market factors, competitive positioning, competitor actions, profit objectives and pricing practices. The determination of BESP is a formal process that includes review and approval by our management. In addition, we regularly review VSOE and TPE for our products and services, in addition to BESP.
For fiscal year 2010 and sales contracts entered into prior to fiscal year 2011, we recognize revenue pursuant to the previous guidance for multiple-element arrangements. For arrangements which do not include Hardware Appliances and where services are included, we recognize revenue from the sale of products prior to the completion of services as the services are not essential to the functionality of the products. For certain multiple-element arrangements, we deliver software products integrated with the Hardware Appliance and provide unspecified software updates and enhancements to the software through PCS. For arrangements which include Hardware Appliances or arrangements where the undelivered element is PCS, we have not established VSOE of fair value of the element. Therefore, revenue and related cost of revenue from these arrangements are deferred and recognized ratably over the PCS period as combined product and service revenue in the consolidated statements of operations.
Share-Based Compensation. We use the fair value method of accounting for share-based compensation arrangements, including grants of employee stock awards and purchases under an employee stock purchase plan. The fair values of our unvested stock awards are calculated based on the fair value of our common stock at the dates of grant, using the Black-Scholes option-pricing model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock awards before exercising them, the estimated volatility of our common stock over the expected term and the number of awards that will ultimately not vest (i.e. forfeitures). Our assumptions on the estimated length of time employees will retain their vested stock awards before exercising them is based on examining our historical pattern of option exercises to determine if there were any discernible activity patterns based on certain employee populations. From this analysis, we identified two employee populations to which to apply the Black-Scholes model. We determined that implied volatility calculated based on the average of historical volatility and volatility calculated based on actively traded options on SGI common stock is a good indicator of the overall stock volatility. We analyzed SGI's historical forfeiture rate and calculated forfeiture rate using a weighted average of the actual forfeitures as a percentage of average unvested options. The estimated fair value of stock awards is expensed on a straight-line basis over the expected term of the grant. Compensation expense for purchases under the employee stock purchase plan is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.
The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Changes to any of these assumptions could have a material impact on our reported share-based compensation expense.
Restructuring Reserve. In recent years, we have recorded accruals in connection with our restructuring programs. These accruals include estimates of employee separation costs, fixed asset write-offs and the settlements of contractual obligations, including lease terminations resulting from our actions. Accruals associated with employee termination costs are accrued when it is determined that a liability has been incurred, which is generally when individuals have been notified of their termination dates and expected severance payments. Fixed asset write-offs primarily consist of equipment, leasehold improvements, and furnitures and fixtures associated with lease terminations, and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the equipment and furniture. Accruals associated with vacated facilities are accrued when we have vacated the premises. Our estimates may need to be adjusted upon the occurrence of future events, which include, but are not limited to, changes in the estimated time to enter into a sublease, the sublease terms and the sublease rates. Due to the extended contractual obligations of certain of these leases and the inherent volatility of the commercial real estate markets, future adjustments to these vacated facilities accruals could have a material impact on our results of operations and financial position.
Allowance for Doubtful Accounts. We provide an allowance for uncollectible accounts receivable based on our assessment of the collectability of specific customer accounts and an analysis of the remaining accounts receivable. We also analyze historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the factors discussed above. In the future, if our actual collections differ significantly from our estimates it may result in additional provisions for doubtful accounts and our results of operations and financial position could be materially affected.

Inventory Valuation. We value our inventories at the lower of cost or market with cost determined on a first-in, first-out basis. We write down obsolete inventory or inventory in excess of our estimated usage to its estimated market value less cost to sell, if less than its cost. Inherent in our estimates of market value in determining inventory valuation are estimates related to future demand and technological obsolescence of our products. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventories and our results of operations and financial position could be materially affected.
Fair Value of Financial Instruments. We measure our financial assets and liabilities in our consolidated financial statements at fair value or amounts that approximate fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, we make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature and liquidity of these financial instruments.
Impairment of Intangibles and Long-Lived Assets. We assess the carrying values of long-lived assets, including our intangible assets with finite lives, for possible impairment when we identify events or when we believe that circumstances may have changed to indicate that the carrying amount of a long-lived asset may not be recoverable. Such events or changes in circumstances may include the significant under-performance relative to historical or projected future operating results, significant changes in the strategy for our overall business, discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, or an adverse change in legal factors or in the business climate. An impairment loss would be recognized when the sum of the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Cash flow assumptions used in calculating the fair value are based on historical and forecasted revenue, operating costs, and other relevant factors. This analysis requires judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume and revenue and expense growth rates. If our estimate of future operating results changes, or if there are changes to other assumptions, the estimate of the fair value of our long-lived assets could change significantly. Such change could result in impairment charges in future periods, which could have a material impact on our results of operations and financial position.
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
Retirement Benefit Obligations. Our defined benefit obligations and plan assets are dependent on various assumptions. Our major assumptions relate primarily to discount rates, rates of compensation growth, and expected long-term rates of return on plan assets. Our discount rate assumption is based on current investment yields of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Expected long-term rate of return on assets is determined using the projected long-term rate of return estimated by the insurance company for its general fund for the defined benefit plan in Germany and based on historical portfolio results and target asset allocations, as well as the projected long-term rate of return based on the Japanese market for the defined benefit plan in Japan. The weighted-average rates used are set forth in Note 17 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. For fiscal year 2011, the effect of rate changes in these assumptions does not result in a material change in the net periodic benefit cost.
Accounting for Income Taxes. The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is comprised primarily of future tax deductions, net operating loss carryovers and tax credit carryovers, is subject to significant judgment as to whether it is more likely than not our deferred tax assets will be realized. In determining whether the realization of these deferred tax assets may be impaired, we evaluate both positive and negative evidence. As of June 24, 2011, we have recorded a valuation allowance against the majority of our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. We have determined that certain foreign deferred tax assets will more likely than not be realized, and as a result, released valuation allowance on the deferred tax assets of certain foreign subsidiaries.
We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement with the taxing authorities. We evaluate these uncertain tax positions on a quarterly basis, based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, new audit activity and lapses in the statutes of limitations on assessment. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period that such event occurs and could have a material impact on our results of operations and financial position.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects on our results of operations, financial condition, and cash flows.

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
Investment Risk
The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents, and investments in high credit quality, readily liquid securities, primarily U.S. treasuries and money market funds. Our portfolio of investments have original maturities of less than three months from date of purchase.
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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 24, 2011, our cash and cash equivalents of $139.9 million consisted primarily of cash, money market funds, and U.S. Treasury notes. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
Given the short term nature of our cash and cash equivalents, the risk of loss in fair value resulting from interest rate changes is minimal.
Foreign Exchange Risk
As of June 24, 2011 and June 25, 2010, foreign currency cash accounts totaled $70.2 million and $28.6 million, respectively, primarily in Japanese Yen, Euros, and British Pounds.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net in our consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses, and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency. At June 24, 2011, we had no foreign currency forward contracts or option contracts.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $7.0 million change in the value of our foreign currency cash accounts.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Silicon Graphics International Corp.
Fremont, California
We have audited the accompanying consolidated balance sheets of Silicon Graphics International Corp. and subsidiaries (the “Company”) as of June 24, 2011 and June 25, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 24, 2011, June 25, 2010, and January 3, 2009 and the six-month period ended June 26, 2009. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Graphics International Corp. and subsidiaries at June 24, 2011 and June 25, 2010, and the results of their operations and their cash flows for the years ended June 24, 2011, June 25, 2010, and January 3, 2009 and the six-month period ended June 26, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, in the year ended June 24, 2011, the Company changed its method of recognizing revenue for multiple element arrangements in accordance with the Financial Accounting Standards Board's Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Certain Revenue Arrangements that include Software Elements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 24, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 29, 2011

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended			Six Months Ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
Revenue
Product	$392,661	$—	$—	$—
Service	147,951	—	—	—
Combined product and service	88,956	403,717	247,430	102,777
Total revenue (Note 2)	629,568	403,717	247,430	102,777
Cost of revenue
Product	307,264	—	—	—
Service	91,103	—	—	—
Combined product and service	61,389	314,128	217,992	95,000
Total cost of revenue	459,756	314,128	217,992	95,000
Gross profit	169,812	89,589	29,438	7,777
Operating expenses:
Research and development	54,067	56,865	14,864	10,729
Sales and marketing	75,813	64,831	23,412	18,236
General and administrative	52,578	52,594	24,526	14,013
Restructuring	5,072	5,213	685	1,270
Acquisition-related	1,271	(3,264)	—	6,070
Gain from settlement agreement	—	—	—	(5,000)
Gain from acquisition	—	—	—	(19,831)
Total operating expenses	188,801	176,239	63,487	25,487
Loss from operations	(18,989)	(86,650)	(34,049)	(17,710)
Total other income (expense):
Interest income, net	95	436	4,106	176
Other income (expense), net	(1,097)	(7,088)	(968)	1,101
Total other income (expense)	(1,002)	(6,652)	3,138	1,277
Loss from continuing operations before income taxes	(19,991)	(93,302)	(30,911)	(16,433)
Income tax provision (benefit) from continuing operations	1,242	(4,441)	376	(2,242)
Net loss from continuing operations	(21,233)	(88,861)	(31,287)	(14,191)
Discontinued operations (Note 19):
Income (loss) from discontinued operations	—	409	(25,896)	(20)
Income tax benefit	—	—	(2,955)	—
Income (loss) from discontinued operations, net of tax	—	409	(22,941)	(20)
Net loss	$(21,233)	$(88,452)	$(54,228)	$(14,211)
Net income (loss) per share, basic and diluted:
Continuing operations	$(0.69)	$(2.95)	$(1.06)	$(0.48)
Discontinued operations	—	0.01	(0.77)	—
Basic and diluted net loss per share	$(0.69)	$(2.94)	$(1.83)	$(0.48)
Shares used in computing basic and diluted net loss per share	30,608	30,130	29,583	29,798
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 24, 2011	June 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$139,868	$129,343
Current portion of restricted cash and cash equivalents	948	830
Accounts receivable, net of allowance for doubtful accounts of $1,335 and $1,646 as of June 24, 2011 and June 25, 2010, respectively	108,675	79,464
Inventories	80,965	89,929
Deferred cost of revenue	59,306	45,255
Prepaid expenses and other current assets	17,937	15,967
Total current assets	407,699	360,788
Non-current portion of restricted cash and cash equivalents	2,390	3,102
Long-term investments	—	7,475
Property and equipment, net	29,573	28,172
Intangible assets, net	13,289	16,223
Non-current portion of deferred cost of revenue	45,219	49,109
Other assets	39,839	32,343
Total assets	$538,009	$497,212
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,299	$49,204
Accrued compensation	29,477	21,885
Other current liabilities	39,967	27,608
Current portion of deferred revenue	132,986	137,596
Total current liabilities	273,729	236,293
Non-current portion of deferred revenue	93,146	91,989
Long-term income taxes payable	24,104	21,715
Retirement benefit obligations	15,569	7,012
Other non-current liabilities	8,175	5,274
Total liabilities	414,723	362,283
Commitments and contingencies (Note 23)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 31,850 shares and 30,709 shares issued at June 24, 2011 and June 25, 2010, respectively	31	31
Additional paid-in capital	470,343	459,339
Treasury stock, at cost (749 shares and 244 shares at June 24, 2011 and June 25, 2010, respectively)	(4,912)	(1,022)
Accumulated other comprehensive income (loss)	573	(1,903)
Accumulated deficit	(342,749)	(321,516)
Total stockholders’ equity	123,286	134,929
Total liabilities and stockholders’ equity	$538,009	$497,212
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 29, 2007	29,525,561	$29	—	$—	$440,725	$(11)	$(164,625)	$276,118
Net loss	—	—	—	—	—	—	(54,228)	(54,228)
Unrealized loss on short-term investments	—	—	—	—	—	(442)	—	(442)
Cumulative translation adjustment	—	—	—	—	—	176	—	176
Total comprehensive loss								(54,494)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	225,100	1	—	—	146	—	—	147
Restricted common stock	204,683	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	9,718	—	—	9,718
Balance at January 03, 2009	29,955,344	$30	—	$—	$450,589	$(277)	$(218,853)	$231,489
Net loss	—	—	—	—	—	—	(14,211)	(14,211)
Unrealized loss on short-term investments	—	—	—	—	—	(1,193)	—	(1,193)
Unrecognized gain on defined benefit plans	—	—	—	—	—	10	—	10
Cumulative translation adjustment	—	—	—	—	—	(115)	—	(115)
Total comprehensive loss								(15,509)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	5,049	—	—	—	37	—	—	37
Repurchase of treasury stock	—	—	(243,695)	(1,022)	—	—	—	(1,022)
Restricted common stock	210,164	—			—	—	—	—
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	3,104	—	—	3,104
Balance at June 26, 2009	30,170,557	$30	(243,695)	$(1,022)	$453,730	$(1,575)	$(233,064)	$218,099
Net loss	—	—	—	—	—	—	(88,452)	(88,452)
Unrealized gain on short-term investments	—	—	—	—	—	230	—	230
Unrecognized loss on defined benefit plans	—	—	—	—	—	(558)	—	(558)
Total comprehensive loss	—	—	—	—	—	—	—	(88,780)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	391,676	1	—	—	931	—	—	932
Restricted common stock	146,835	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	4,678	—	—	4,678
Balance at June 25, 2010	30,709,068	$31	(243,695)	$(1,022)	$459,339	$(1,903)	$(321,516)	$134,929
Net loss	—	—	—	—	—	—	(21,233)	(21,233)
Unrealized gain on short-term investments	—	—	—	—	—	1,355	—	1,355
Unrecognized gain on defined benefit plans	—	—	—	—	—	380	—	380
Cumulative translation adjustment						741		741
Total comprehensive loss	—	—	—	—	—	—	—	(18,757)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	501,567	—	—	—	5,118	—	—	5,118
Repurchase of treasury stock			(505,100)	(3,890)				(3,890)
Restricted common stock	165,906	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock option plans and other	473,698	—	—	—	5,886	—	—	5,886
Balance at June 24, 2011	31,850,239	$31	(748,795)	$(4,912)	$470,343	$573	$(342,749)	$123,286

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended			Six Months Ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,233)	$(88,452)	$(54,228)	$(14,211)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,799	18,358	5,647	3,251
Gain on acquisition	—	—	—	(19,831)
Share-based compensation	5,898	4,721	9,587	3,104
Impairment of long-lived assets	—	—	17,519	2,520
Non-cash restructuring expense	—	—	—	1,695
Impairment on investments	790	—	—	—
(Recovery) provision for doubtful accounts	(77)	852	36	389
Deferred income taxes	(8,177)	(1,039)	(1,503)	(2,175)
Gain from settlement agreement	—	—	—	(5,000)
Loss on disposal of property and equipment	86	915	280	—
Impairment of cost method investment	2,904	—	350	—
Changes in operating assets and liabilities:
Accounts receivable	(6,379)	(15,506)	22,139	(9,935)
Inventories	17,219	28,268	168	2,778
Deferred cost of revenue	(1,925)	(88,520)	(10,529)	7,268
Prepaid expenses and other assets	1,248	7,742	14,128	(6,896)
Other assets	3,016	1,176	837	(74)
Accounts payable	7,558	(4,202)	(26,153)	15,554
Accrued compensation	1,783	1,030	—	773
Other current liabilities	(7,458)	(3,575)	(5,240)	4,716
Deferred revenue	(12,424)	145,295	11,149	(11,402)
Income taxes payable	6,703	(1,039)	114	313
Other liabilities	4,202	2,173	—	149
Net cash provided by (used in) operating activities	11,533	8,197	(15,699)	(27,014)
CASH FLOWS FROM INVESTING ACTIVITIES AND ACQUISITION:
Purchases of property and equipment	(8,245)	(6,273)	(1,593)	(2,364)
Decrease (increase) in restricted cash and cash equivalents	594	(519)	—	674
Purchases of marketable securities	—	—	(26,278)	—
Proceeds from sales and maturities of investments	7,917	275	165,387	55
Cash acquired (used) in acquisition, net of cash acquired	6,046	(1,983)	—	(13,462)
Expenditures for intangibles	—	—	(83)	—
Net cash provided by (used in) investing activities and acquisition	6,312	(8,500)	137,433	(15,097)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of restricted stock	(1,433)	(857)	(1,681)	(376)
Purchase of treasury stock	(3,890)	—	—	(1,022)
Repayment of notes payable	(9,592)	—	—	—
Proceeds from issuance of common stock upon exercise of stock options	4,428	887	536	8
Proceeds from issuance of common stock under employee stock purchase plan	2,123	902	1,293	376
Net cash (used in) provided by financing activities	(8,364)	932	148	(1,014)
Effect of exchange rate changes on cash and cash equivalents	1,044	—	175	(115)
Net increase (decrease) in cash and cash equivalents	10,525	629	122,057	(43,240)
Cash and cash equivalents—beginning of period	129,343	128,714	49,897	171,954
Cash and cash equivalents—end of period	$139,868	$129,343	$171,954	$128,714
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION
Income taxes paid (refunded)	$1,511	$(4,206)	$178	$(386)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$250	$788	$—	$(41)
Unrealized gain (loss) on investments	$—	$230	$(442)	$(1,193)
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
The Company's headquarters is located in Fremont, California. The Company has significant global presence with the ability to provide products and services either directly or through its distributors and channel partners. The principal business of the Company is the design, manufacture and implementation of highly scalable compute servers, high-capacity storage systems and high-end computing and data management systems. The Company has its primary manufacturing facility located in Chippewa Falls, Wisconsin. In addition to the broad line of mid-range to high-end computing servers, data storage and data center technologies, the Company provides global customer support and professional services related to these products. The Company's products are used by the scientific, technical and business communities to solve challenging data intensive computing, data management and visualization problems. The vertical industry markets the Company serves include the federal government, defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, Internet, financial services, media and entertainment, and business intelligence and data analytics.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented.
Fiscal Year-End. On June 19, 2009, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the Saturday closest to December 31st of each year to the last Friday in June of each year. As a result of this change, the Company had a six-month transition period beginning on January 4, 2009 and ending on June 26, 2009, consisting of 25 weeks. Accordingly, the Company’s fiscal year 2010 began on June 27, 2009 and ended on June 25, 2010.
Included in this report are the Company’s consolidated balance sheets as of June 24, 2011 and June 25, 2010, the consolidated statements of operations, statements of stockholders’ equity, and cash flows for the 52-week fiscal years ended June 24, 2011 ("2011") and June 25, 2010 (“2010”), 53-week fiscal year ended January 3, 2009 (“2008”), and the 25-week six-month transition period ended June 26, 2009.
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.
Estimates and Assumptions. The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as presented in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management and include revenue recognition, share-based compensation, restructuring reserve, allowance for doubtful accounts, inventory valuation, impairment of long-lived assets, fair value measurements and impairments, warranty reserve, and accounting for income taxes.
Discontinued Operations. In October 2008, the Company committed to a formal plan to abandon the Rapidscale product line (“Rapidscale”). The Company has accounted for the Rapidscale product line as a discontinued operation. The results of operations of the Rapidscale product line have been reclassified and presented as discontinued operations, net of tax, for all periods presented. The cash flows of the Rapidscale product line have not been reported separately within the accompanying consolidated statement of cash flows based upon materiality (see Note 19).

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

Rapidscale was accounted for as discontinued operations and therefore, the results of operations and cash flows have been removed from the company’s results of continuing operations for the year ended January 3, 2009.
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
Product revenue. The Company recognizes revenue from sales of products, primarily hardware, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable, and collection of the resulting receivable is reasonably assured. In arrangements where a formal acceptance of products or services is required by the customer, revenue is recognized upon meeting such acceptance criteria.
Service revenue. Service revenue includes customer support services, primarily hardware maintenance services, and professional services, which include consulting services and product integration services. Revenue from service contracts, that is not subject to deferral under the Company's revenue recognition policy applicable to sales contracts entered into prior to fiscal year 2011 (discussed below) and are expressly priced separately from the hardware, is recognized ratably over the contract term, generally one to three years. Professional services are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are performed.
Multiple-element arrangements. The Company's multiple-element arrangements include products, customer support services and/or professional services. Certain multiple-element arrangements include software products integrated with the hardware (“Hardware Appliance”) and the Company provides unspecified software updates and enhancements to the software through its service contracts. For arrangements which do not include Hardware Appliances, the Company recognizes revenue from the sale of products prior to the completion of services as product sales are not dependent on services to be functional.
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
Effective June 26, 2010, the Company adopted the provisions of ASU 2009-13 and ASU 2009-14 on a prospective basis for new and materially modified arrangements originating after June 25, 2010. The adoption of ASU 2009-13 and ASU 2009-14 was material to the Company's financial results, increasing revenues by $166.2 million for the year ended June 24, 2011, and increasing gross profit by $62.0 million for the year ended June 24, 2011. The impact was due to the recognition of revenue that would have been previously deferred for multiple-element arrangements which include Hardware Appliances or arrangements where the undelivered element is post contract customer support ("PCS") for which the Company was unable to establish VSOE of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
For fiscal year 2010 and sales contracts entered into prior to fiscal year 2011, the Company recognizes revenue pursuant to the previous guidance for multiple-element arrangements. For arrangements which do not include Hardware Appliances and where services are included, the Company recognizes revenue from the sale of products prior to the completion of services as the services are not essential to the functionality of the products. For certain multiple-element arrangements, the Company delivers software products integrated with the Hardware Appliance and provides unspecified software updates and enhancements to the software through PCS. For arrangements which include Hardware Appliances or arrangements where the undelivered element is PCS, the Company had not established VSOE of fair value of the element. Therefore, revenue and related cost of revenue from these arrangements are deferred and recognized ratably over the PCS period as combined product and service revenue in the accompanying consolidated statements of operations.
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
Share-Based Compensation. The Company uses the fair value method of accounting for share-based compensation arrangements. Share-based compensation arrangements currently include stock options granted, restricted shares issued (“RSAs”), restricted stock unit awards granted (“RSUs”) and purchases of common stock by the Company’s employees under the employee stock purchase plan. The fair values of stock options, RSAs, RSUs and employee stock purchase plan awards are estimated using the Black-Scholes option-pricing model. The estimated fair value of stock options, RSAs and RSUs is expensed on a straight-line basis over the expected term of the grant. Compensation expense for purchases under the employee stock purchase plan is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.
Share-based compensation expense for stock options and RSUs has been reduced for estimated forfeitures so that compensation expense is based on options and RSUs ultimately expected to vest. The Company’s estimated annual forfeiture rates for stock options and RSUs are based on its historical forfeiture experience.
Restructuring Expense. The Company recognizes restructuring expense resulting from reduction in headcount, excess manufacturing or administrative facilities that the Company chooses to close, or consolidate, and from other exit activities. In connection with exit activities, the Company records restructuring charges for employee termination costs, long-lived asset

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

impairments, costs related to leased facilities abandoned or subleased, and other exit-related costs. These charges are incurred pursuant to formal plans developed and approved by management. The recognition of restructuring expense requires management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs, of property and equipment to be disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring expense or to reduce the amount of liabilities previously recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed.
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
The Company uses the Japanese yen as the functional currency for its Japanese subsidiary. Assets and liabilities of the Japanese subsidiary with Japanese yen are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Revenues and expenses are translated at average exchange rates in effect during the period. Translation adjustments are included in stockholders' equity in the accompanying consolidated balance sheet as a component of accumulated other comprehensive income (loss).
Comprehensive Income (Loss). Comprehensive income (loss) consists of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net loss. The Company’s other comprehensive income (loss) consists of unrealized gains and losses on investments categorized as available-for-sale, unrecognized loss related to defined benefit pension plans, and foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as the functional currency.
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
Concentration of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and cash equivalents, long-term investments, and accounts receivable. The Company maintains cash and cash equivalents with high credit quality financial institutions. The Company

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

derives a significant portion of its revenue from a large number of individual customers spread globally. The Company also derives revenue from several large customers in different industries and geographies. If the financial condition or results of operations of any one of the large customers deteriorates substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company generally does not require collateral and maintains reserves for probable credit losses on customer accounts when considered necessary.
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
In addition, the Company records a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with the Company's valuation of excess and obsolete inventory.
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
Intangible Assets. Intangible assets with finite lives consist of customer relationships, customer backlog, purchased technology, trademarks and trade names, and in-process research and development costs, acquired in business combinations. Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally one to five years, except for the customer backlog intangible asset, which is amortized as acceptance is received for a particular customer order, reflecting the use of the asset.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Retirement Benefit Obligations. The Company recognizes the underfunded or overfunded status of a defined benefit pension or postretirement plan as an asset or liability in the accompanying consolidated balance sheets. Changes in the funded status are recognized through accumulated other comprehensive income, a component of stockholder’s equity, in the year in which the changes occur.
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
Recently Issued Accounting Standards.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This requirement under ASU 2011-05 should be applied retrospectively and is effective for the Company beginning June 30, 2012 (first quarter of fiscal year 2013). Other than requiring additional disclosures, the adoption will not have a material impact on the Company's consolidated financial statements.
3. ACQUISITION
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
The Company retained independent appraisers to assist management in the determination of the fair value of the various assets acquired and liabilities assumed. The fair value of the acquired assets, net of assumed liabilities and the fair value of the Company's previous investment, equals the $17.9 million cash consideration paid by the Company. The acquisition-date fair value of the equity interest in SGI Japan held by the Company immediately before the Closing Date was $2.1 million and was equal to its carrying value of $2.1 million. No gain or loss was recorded as the fair value approximated the carrying value of the investment.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

The following are the estimated fair value of assets acquired and liabilities assumed as of the Closing Date (in thousands):

Cash and cash equivalents	$23,950
Prepaid maintenance contracts	8,211
Other tangible assets	41,190
Deferred revenue	(8,801)
Notes payable	(9,408)
Other liabilities assumed	(41,834)
Net tangible assets	13,308
Customer backlog	5,222
Goodwill	1,470
Total net assets acquired	20,000
Less: acquisition-date fair value of investment in SGI Japan previously held	2,096
Cash paid	$17,904
The fair value of the major components of the intangibles assets acquired and their estimated useful lives is as follows (in thousands):

Intangible Asset Class	Fair Value	Weighted Average Useful Life (in Years)
Customer Backlog	$5,222	(a)
Goodwill	$1,470	(b)
(a) The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset.
(b) Goodwill is not amortized but is tested for impairment at least annually. The goodwill resulted from expected synergies from combining the operations of the Company and SGI Japan and from the value of SGI Japan's workforce. None of this goodwill is deductible for tax purposes. The goodwill is not material to the Company and is recorded as other assets in the accompanying consolidated balance sheet.
The revenue and net loss of SGI Japan from the Closing Date to June 24, 2011 included in the accompanying consolidated statement of operations were $51.6 million and $0.2 million, respectively.
The Company incurred acquisition-related costs (i.e., advisory, legal, accounting, valuation, and other costs) of $1.3 million during the year ended June 24, 2011. The acquisition-related costs were expensed in the periods in which the costs were incurred and are recorded in the accompanying consolidated statements of operations.
The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and SGI Japan as if the acquisition had occurred at the beginning of fiscal year 2010 (in thousands except per share amounts):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Year Ended
	June 24, 2011	June 25, 2010
Revenue	$671,163	$510,854
Net loss from continuing operations	$(27,472)	$(93,854)
Income from discontinued operations, net of tax	—	409
Net loss	$(27,472)	$(93,445)
Net loss per share, basic and diluted:
Continuing operations	$(0.90)	$(3.11)
Discontinued operations	—	0.01
Basic and diluted net loss per share	$(0.90)	$(3.10)

Shares used in computing basic and diluted net loss per share	30,608	30,130
The unaudited pro forma condensed financial information is not intended to represent or be indicative of the condensed results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as representative of the future consolidated results of operations of the Company. The acquisition-related costs of $1.3 million during the year ended June 24, 2011 are not presented in the pro forma condensed financial information because they will not have a continuing impact on the combined results.
In connection with the acquisition of SGI Japan, the Company assumed the outstanding borrowings under SGI Japan's notes payable to various Japanese financial institutions. In June 2011, the Company repaid all of the notes payable for a sum of $9.6 million, included in this amount is the foreign currency exchange rate impact of approximately $0.2 million.
Acquisition of Silicon Graphics, Inc.
On May 8, 2009 (the “Legacy SGI Closing Date”), the Company completed the acquisition of substantially all of the assets of Legacy SGI, excluding certain assets unrelated to the ongoing business, including certain of Legacy SGI’s non-U.S. subsidiaries and operations and assumed certain liabilities. The acquisition was consummated pursuant to the terms of an Asset Purchase Agreement dated as of March 31, 2009 and as amended on April 30, 2009 (as amended, the “Legacy SGI Agreement”). As Legacy SGI and certain of its affiliates had filed bankruptcy petitions and motions for voluntary Chapter 11 reorganization, the Legacy SGI Agreement was subject to the approval of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On April 30, 2009, the Legacy SGI Agreement and the transactions contemplated thereby were approved by the Bankruptcy Court, allowing the Company to complete the Acquisition under Section 363 of the U.S. Bankruptcy Code. Under the terms of the Legacy SGI Agreement, the Company acquired the net assets for a purchase price of approximately $42.5 million in cash.
The Company retained independent appraisers to assist management in the determination of the fair value of the various assets acquired and liabilities assumed. The fair value of the acquired net assets of $62.3 million, including assumed liabilities, exceeded the $42.5 million cash consideration paid by the Company, resulting in a gain of $19.8 million for the six months ended June 26, 2009.
The Company conducted a review to reassess whether it identified all the assets acquired and all the liabilities assumed, and followed the required measurement procedures for Closing Date recognition of the fair value of net assets acquired. The review confirmed the calculation of the gain on acquisition, which is consistent with a distressed sale of assets in bankruptcy, as well as the depressed market capitalization of Legacy SGI.
The following are the estimated fair value of assets acquired and liabilities assumed as of the Legacy SGI Closing Date (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

Cash and short-term investments	$33,018
Deferred cost of revenue	1,821
Other tangible assets	163,150
Deferred revenue	(76,265)
Deferred income tax liabilities	(1,818)
Other liabilities assumed	(79,275)
Net tangible assets	40,631
Intangible assets	21,700
Net assets acquired	62,331
Gain on acquisition	19,831
Cash paid	$42,500
The fair value of the major components of the intangibles assets acquired and their estimated useful lives is as follows (dollars in thousands):

	Fair Value	Weighted Average Useful Life (in Years)
Customer relationships	$6,900	5
Customer backlog	5,100	(a)
Purchased technology	5,000	4
Trademark/ trade name portfolio	2,600	5
In-process research and development costs	2,100	(b)
Total	$21,700

(a)	The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset.

(b)	In-process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts.
The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and Legacy SGI as if the acquisition had occurred in the six months ended June 26, 2009 and in the year ended January 3, 2009 (in thousands except per share amounts):

	Pro forma combined Six Months Ended June 26, 2009	Pro forma combined Year Ended January 3, 2009

Revenue	$232,909	$595,912

Net loss from continuing operations	$(73,462)	$(192,719)
Net loss from discontinued operations, net of tax	(20)	(22,941)
Net loss	$(73,482)	$(215,660)
Net loss per share, basic and diluted
Continuing operations	$(2.47)	$(6.45)
Discontinued operations	—	(0.77)
Basic and diluted net loss per share	$(2.47)	$(7.22)

Shares used in computing basic and diluted net loss per share	29,798	29,853
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
The fair value of the intangible assets acquired and their estimated useful lives are as follows (dollars in thousands):

	Fair Value	Useful Life (in Years)
Purchased technology	$300	2
Patents and core technology	200	2
Trademark / trade name portfolio	100	2
In-process research and development costs	400	(a)
Total	$1,000

(a)	In-process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts.
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
The Company’s assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

information on an ongoing basis, and views an inactive market as one in which there are a few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, the Company or the counterparty’s non-performance risk is considered in determining the fair values of liabilities and assets, respectively.
Long-term Investments
Long-term investments consisted of ARS, which are investments with contractual maturities generally between zero and 50 years. The Company’s ARS consisted of investments that were backed by pools of student loans, the majority of which are ultimately guaranteed by the U.S. Department of Education. Beginning in February 2008, certain ARS failed auction due to sell orders exceeding buy orders. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company classified all of the ARS as long-term investments in the accompanying consolidated balance sheets as the Company’s ability to liquidate such securities in the next 12 months was considered uncertain.
During the three months ended September 24, 2010, the Company entered into an 'offer to sell' with a secondary market broker for all of its ARS securities. As such, the Company determined that an other-than-temporary impairment had occurred with respect to its entire ARS portfolio. The Company recognized the total unrealized loss of $1.2 million as realized loss in the accompanying consolidated statement of operations during the three months ended September 24, 2010. During the three months ended December 24, 2010, the Company sold one of its ARS and received approximately $1.2 million in cash proceeds. The fair value of the ARS was approximately $1.1 million at the time of the sale.
On February 4, 2011, the Company and its former investment advisor, Thomas Weisel Partners LLC ("TWP"), entered into a settlement agreement whereby the Company sold all of its ARS through TWP and received proceeds of approximately $6.5 million (see Note 23). At the time of the sale, the fair value of the remaining securities was approximately $6.2 million and the Company recorded a realized gain of $0.3 million. During the year ended June 24, 2011, the Company recognized a net realized loss of $0.8 million, which is classified as other income in the accompanying consolidated statement of operations. The Company no longer has any ARS in its investment portfolio as of June 24, 2011.
As of June 25, 2010, long-term investments consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
June 25, 2010
Auction rate securities	$8,775	$—	$(1,300)	$7,475
As of June 25, 2010, the Company recorded a temporary impairment loss within accumulated other comprehensive loss of $1.3 million. The unrealized losses on the investments in ARS were caused by market declines as a result of the recent disruption in the credit markets. Because the decline in market value was attributable to changes in market conditions and not credit quality, and the Company did not intend to sell nor likely be required to sell these investments prior to the recovery of the entire amortized cost basis, the Company did not consider the investments in ARS to be other-than-temporarily impaired at June 25, 2010. There were no realized losses in the investments in ARS as of year ended June 25, 2010.
Fair Value of Financial Instruments
The following is a summary of investments at June 24, 2011 and June 25, 2010 (in thousands):

	June 24, 2011				June 25, 2010
		Gross Unrealized		Estimated		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Vale	Cost	Gains	Losses	Fair Vale
Cash equivalents
Money market funds	$1,495	$—	$—	$1,495	$1,493	$—	$—	$1,493
U.S. treasuries	15,534	—	—	15,534	50,592	—	—	50,592
Total cash equivalents	$17,029	$—	$—	$17,029	$52,085	$—	$—	$52,085

Total long-term investments
Auction rate securities	$—	$—	$—	$—	$8,775	$—	$(1,300)	$7,475

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

As of June 24, 2011, all of the Company's cash equivalents have remaining contractual maturity at date of purchase of three months or less.
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 24, 2011				June 25, 2010
	Fair Value Measured Using			Total	Fair Value Measured Using			Total
	Level 1	Level 2	Level 3	Balance	Level 1	Level 2	Level 3	Balance
Cash equivalents
Money market funds	$1,495	$—	$—	$1,495	$1,493	$—	$—	$1,493
U.S. treasuries	15,534	—	—	15,534	50,592	—	—	50,592
Total cash equivalents	$17,029	$—	$—	$17,029	$52,085	$—	$—	$52,085

Total long-term investments
Auction rate securities	$—	$—	$—	$—	$—	$—	$7,475	$7,475

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended June 24, 2011. The Company’s cash equivalents, consisting of money market funds and U.S. treasuries, are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices of the identical underlying securities in active markets.
During year ended June 24, 2011, the Company sold all of its investments in ARS. The Company's ARS was classified within Level 3 of the fair value hierarchy as the fair value of ARS was estimated using an income (discounted cash flow) approach that incorporates both observable and unobservable inputs to discount the expected future cash flows. The material factors used in preparing the discounted cash flow model were 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. The Company derived the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value had been primarily due to changes in the estimated rate of return.
The Company’s ARS were classified within Level 3 of the fair value hierarchy as the fair value of ARS was estimated using an income (discounted cash flow) approach that incorporates both observable and unobservable inputs to discount the expected future cash flows. The material factors used in preparing the discounted cash flow model were 1) the discount rate utilized to present value the cash flows, 2) the time period until redemption and 3) the estimated rate of return. The Company derived the estimates by obtaining input from market data on the applicable discount rate, estimated time to maturity and estimated rate of return. The changes in fair value had been primarily due to changes in the estimated rate of return.
The changes in Level 3 assets measured at fair value on a recurring basis for the year ended June 24, 2011 were as follows (in thousands):

ARS
Balance at January 3, 2009	$8,664
Total unrealized loss included in other comprehensive income	(1,248)
Balance at June 26, 2009	7,416
Total unrealized gains included in other comprehensive income	334
Redemption at par value	(275)
Balance at June 25, 2010	7,475
Redemption at par value	(225)
Total realized gains included in net income	442
Sale of securities	(7,692)
Balance at June 24, 2011	$—
There were no transfers in and out of Level 3 of the fair value hierarchy during the year ended 2011.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company may also be required to measure certain assets or liabilities at fair value on a nonrecurring basis. The fair values of accounts receivable, accounts payable, and accrued liabilities due within one-year approximates their carrying values because of the short-term nature of these instruments. The fair value of the Company's retirement benefit plans are disclosed in Note 17 of the consolidated financial statements. Prior to its acquisition, the Company's investment in SGI Japan was accounted for under the cost method and fair value of the investment was measured using comparisons to companies in Japan, analysis of the financial condition of SGI Japan, and conditions reflected in the capital markets. During the three months ended December 24, 2010, the Company determined that there had been an other-than-temporary impairment of its investment in SGI Japan. As a result, the Company wrote down the investment by $2.9 million, which represented the difference between the investment's carrying value and the estimated fair value of the investment of $2.1 million. The Company included the impairment loss in other expense, net, for year ended June 24, 2011. As of June 25, 2010, the fair value of the investment in SGI Japan was $5.0 million.
5. INVENTORIES
Inventories consist of the following (in thousands):

	June 24, 2011	June 25, 2010
Finished goods	$15,788	$37,525
Work in process	16,891	13,875
Raw materials	48,286	38,529
Total inventories	$80,965	$89,929
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	June 24, 2011	June 25, 2010
Other receivable	$3,867	$4,794
Prepaid income taxes	1,542	2,128
Value-added tax receivable	7,433	5,272
Deferred income taxes	1,815	463
Other prepaid and current assets	3,280	3,310
Total prepaid expenses and other current assets	$17,937	$15,967
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (dollars in thousands):

	Estimated Useful Life	June 24, 2011	June 25, 2010
Land	N/A	$799	$799
Building	30-32	11,562	11,062
Computer equipment and software	2-6	25,076	17,830
Manufacturing equipment	2-7	6,280	5,451
Leasehold improvements	2-7	8,214	7,501
Furniture and fixtures	2-7	3,307	1,532
Vehicles	5	30	104
Construction in progress	N/A	518	428
		55,786	44,707
Less accumulated depreciation and amortization		(26,213)	(16,535)
Total property and equipment, net		$29,573	$28,172
Depreciation and amortization expense for the years ended June 24, 2011, June 25, 2010 January 3, 2009, and for the six months ended June 26, 2009 was $9.5 million, $12.1 million, $3.2 million and $2.1 million, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS, NET
Intangible assets by major asset class consist of the following (dollars in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	At June 24, 2011
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(2,990)	$3,910
Purchased technology	5	7,800	(3,271)	4,529
Customer backlog	(a)	10,497	(7,768)	2,729
Trademark/trade name portfolio	5	3,667	(1,612)	2,055
Patents and other	2	200	(134)	66
Total		$29,064	$(15,775)	$13,289

Intangible Asset Class	Weighted Average Useful Life (in Years)	At June 25, 2010
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(1,610)	$5,290
Purchased technology	4	5,300	(1,434)	3,866
Customer backlog	(a)	5,100	(3,517)	1,583
Trademark/ trade name portfolio	5	3,667	(849)	2,818
Patents and other	2	200	(34)	166
Subtotal		21,167	(7,444)	13,723
In-process research & development costs not subject to amortization	(b)	2,500	—	2,500
Total		$23,667	$(7,444)	$16,223

(a)	The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset.

(b)
In-process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. During the year ended June 24, 2011, the Company completed the associated research and development efforts and transferred the $2.5 million in-process research and development costs to the purchased technology category.

Intangible assets amortization expense was $8.3 million, $6.3 million, $2.4 million and $1.2 million in the years ended June 24, 2011, June 25, 2010 and January 3, 2009, and in the six months ended June 26, 2009, respectively.
In the year ended January 3, 2009, the Company performed an impairment analysis of the goodwill related to the Terrascale acquisition as events and circumstances indicated that its carrying amount may not be recoverable. As a result of the analysis, the Company recognized and charged to discontinued operations an impairment charge of $17.5 million as described in Note 19.
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
No impairment of intangible assets was recorded in the years ended June 24, 2011 and June 25, 2010.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

As of June 24, 2011, expected amortization expense for all intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2012	$6,630
2013	3,114
2014	2,645
2015	300
2016	300
2017 and thereafter	300
Total amortization	$13,289
9. OTHER ASSETS
Other assets consist of the following (in thousands):

	June 24, 2011	June 25, 2010
Long-term service inventory	$15,520	$16,135
Restricted pension plan assets	8,211	6,945
Deferred tax assets	8,673	376
Investment in SGI Japan	—	5,000
Long-term refundable deposits	4,117	1,154
Other assets	3,318	3,109
Total other assets	$39,839	$32,343
10. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	June 24, 2011	June 25, 2010
Accrued sales and use tax payable	$12,342	$8,083
Accrued warranty, current portion	4,805	2,859
Income taxes payable	7,917	1,214
Accrued professional services fees	3,959	4,772
Accrued restructuring	1,286	1,311
Other	9,658	9,369
Total other current liabilities	$39,967	$27,608
11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	June 24, 2011	June 25, 2010
Accrued warranty, non-current portion	$2,773	$1,527
Deferred income taxes	1,814	342
Other	3,588	3,405
Total other non-current liabilities	$8,175	$5,274

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

12. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, is as follows (in thousands):

	Year Ended
	June 24, 2011	June 25, 2010
Balance at beginning of period	$4,386	$8,572
Warranty accrual assumed in acquisition of SGI Japan	1,690	—
Current period accrual	4,595	1,548
Warranty expenditures charged to accrual	(4,359)	(4,021)
Changes in accrual for pre-existing warranties	1,266	(1,713)
Balance at end of period	$7,578	$4,386
13. RESTRUCTURING ACTIVITY
Fiscal 2011 Restructuring Action
On February 18, 2011, management approved restructuring actions to reduce the Company's worldwide workforce to streamline operations and reduce operating expenses. The Company expects to incur up to $6.6 million for severance pay and related cash expenditures, with the remaining costs to be incurred in fiscal year 2012. As of June 24, 2011, the total severance cost incurred in connection with the fiscal 2011 restructuring action was $4.3 million.
The total expense for the fiscal 2011 restructuring action is as follows (in thousands):

Year Ended
June 24, 2011
Employee terminations	$4,296
Activity in accrued restructuring for the fiscal 2011 restructuring action during the year ended June 24, 2011 is as follows (in thousands):

Employee Terminations
Balance at June 25, 2010	$—
Costs incurred	4,296
Cash payments	(3,166)
Balance at June 24, 2011	$1,130
There was no activity in accrued restructuring for the fiscal 2011 restructuring action prior to the year ended June 24, 2011.
Other Restructuring Actions
2010 Restructuring
On July 27, 2009, management approved restructuring actions to reduce the Company's European workforce and vacate certain facilities in Europe. The total amount expected to be incurred in connection with the restructuring activity is $6.0 million. The Company expects remaining contractual obligations and employee severance to be substantially paid by fiscal year 2012. As of June 24, 2011, the total cost incurred in connection with the fiscal year 2010 restructuring action was $6.0 million, including the liabilities assumed in the acquisition of Legacy SGI.
Other Restructuring
During the year ended January 3, 2009, the Company relocated certain engineering activities that were being performed at the Milmont, California facility, which was under lease through June 30, 2009. The Company negotiated and completed a lease termination agreement with the lessor, releasing the Company from any further responsibilities in exchange for a payment of

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

$0.7 million, which was recorded as a restructuring expense in the accompanying consolidated statement of operations.
During the six months ended June 26, 2009, In addition, to effect the desired synergies of the acquisition of Legacy SGI, the Company incurred restructuring expenses to consolidate functions and facilities and resize the workforce. The Company recorded restructuring expense of $1.3 million, primarily for cash charges for employee terminations, during the six months ended June 26, 2009.
The total restructuring expense for other restructuring actions is as follows (in thousands):

	Year Ended			Six months ended
	June 24, 2011	June 25, 2010	January 3, 2009	June 26, 2009
Employee terminations	$736	$4,590	$—	$1,253
Facilities exits costs	78	630	685	17
Total restructuring expense	$814	$5,220	$685	$1,270
Activity in accrued restructuring for other restructuring actions is as follows (in thousands):

	Employee Terminations	Facilities Exit Costs	Total
Balance at December 29, 2007	$—	$—	$—
Costs incurred	—	685	685
Cash payments	—	(685)	(685)
Balance at January 3, 2009	$—	$—	$—
Liabilities assumed in the acquisition of Legacy SGI	869	345	1,214
Costs incurred	1,253	17	1,270
Cash payments	(626)	(163)	(789)
Balance at June 26, 2009	$1,496	$199	$1,695
Costs incurred	4,590	630	5,220
Cash payments	(4,818)	(492)	(5,310)
Balance at June 25, 2010	$1,268	$337	$1,605
Costs incurred	736	78	814
Cash payments	(1,752)	(269)	(2,021)
Balance at June 24, 2011	$252	$146	$398
All Restructuring Actions
Total expense for all restructuring actions was $5.1 million, $5.2 million, $0.7 million and $1.3 million for the years ended June 24, 2011, June 25, 2010 and January 3, 2009, and the six months ended June 26, 2009, respectively. The restructuring expense is included in operating expenses in the accompanying consolidated statement of operations. The accrued restructuring for all restructuring actions was $1.5 million as of June 24, 2011, of which $1.2 million is included in other current liabilities and $0.3 million is included in other non-current liabilities in the accompanying consolidated balance sheet.
14. SHARE-BASED COMPENSATION
Share-Based Benefit Plans
In 2005, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2005 Equity Incentive Plan (“2005 Plan”), 2005 Non-Employee Directors’ Stock Option Plan and 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”). As of June 24, 2011, the aggregate number of shares of common stock available for grant under each plan is 1,645,911, 70,333 and 585,858 shares, respectively. Each plan contains a provision that automatically increases the number of shares of common stock reserved for issuance on January 1 of each year. During the year ended January 3, 2009, the number of stock options authorized for issuance under each Plan was increased by 1,180,516 shares, 16,581 shares and 282,796 shares, respectively. During the year ended June 25, 2010, the number of stock options authorized for issuance under each Plan was increased by 1,583,135 shares, 68,703 shares and 364,923 shares, respectively. During the year ended June 24, 2011, the number of stock options authorized for issuance under each Plan was increased by 153,515, 0 and 310,561 shares, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company’s Board of Directors adopted the 2006 New Recruit Equity Incentive Plan (“New Recruit Plan”) in January 2006 which allows the Company to grant non-statutory stock awards for up to 1,000,000 shares of common stock to newly hired employees as an inducement to join the Company. No grants may be made under the New Recruit Plan to persons who are continuing employees or directors. The New Recruit Plan provides for the grant of the following stock awards: (i) non-statutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards and (vi) other stock awards. As of June 24, 2011, the number of shares of common stock available for grant under the 2006 Plan is 819,127 shares. The total shares of common stock reserved for the New Recruit Plan was increased by 500,000 shares in August 2006 and by another 500,000 shares in January 2007. The exercise price of each non-statutory stock option shall be not less than 100% of the fair market value of the common stock subject to the option on the date the option is granted.
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
Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Year Ended			Six months ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
Option Plans Shares
Risk-free interest rate	1.4%	2.6%	2.9%	1.9%
Volatility	61.5%	61.6%	59.0%	63.7%
Weighted average expected life (in years)	4.29	4.98	5.20	5.00
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value	$6.04	$3.09	$5.30	$2.20

ESPP Plan shares
Risk-free interest rate	0.4%	0.6%	2.2%	0.7%
Volatility	56.0%	58.0%	50.0%	68.0%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value	$3.91	$2.55	$3.82	$1.66
The computation of expected life is based on an analysis of the Company's historical exercise and post-vesting forfeiture experience. In the year ended June 24, 2011, expected volatility is based on the implied and historical volatility for the Company. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s share-based awards do not correspond with the terms for which interest rates are quoted, the Company performs a straight-line interpolation to determine the rate from the available term maturities. As share-based compensation expense recognized in the accompanying consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

Share-Based Compensation Expense
Total share-based compensation expense is as follows (in thousands):

	Year Ended			Six months ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
Cost of revenue	$685	$691	$1,120	$423
Research and development	641	767	1,811	524
Sales and marketing	990	445	1,568	579
General and administrative	3,582	2,924	4,653	1,689
Continuing operations	5,898	4,827	9,152	3,215
Discontinued operations	—	(106)	435	(111)
Total share-based compensation expense	$5,898	$4,721	$9,587	$3,104
Stock Option Activity
Summary of stock option activity is as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at December 29, 2007	2,892,480	$13.13
Options granted	1,158,873	9.83
Options exercised	(75,884)	7.06
Options cancelled	(770,096)	12.45
Balance at January 3, 2009	3,205,373	12.24
Options granted	210,164	4.03
Options exercised	(5,890)	1.36
Options cancelled	(523,487)	10.51
Balance at June 26, 2009	2,886,160	11.98
Options granted	1,656,500	5.80
Options exercised	(152,787)	5.81
Options cancelled	(636,953)	9.96
Balance at June 25, 2010	3,752,920	9.85
Options granted	228,000	12.18
Options exercised	(501,567)	8.83
Options cancelled	(358,271)	7.99
Balance at June 24, 2011	3,121,082	$10.40	6.70	$17,257
Vested and expected to vest at June 24, 2011	2,892,147	$10.60	6.54	$15,468
Exercisable at June 24, 2011	2,024,591	$11.84	5.90	$8,653
The total intrinsic value of options exercised in the years ended June 24, 2011, June 25, 2010 and January 3, 2009 was $3.7 million, $0.5 million and $0.4 million, respectively. The total intrinsic value of options exercised in the six months ended June 26, 2009 was not material. The total fair value of shares vested during the years ended June 24, 2011, June 25, 2010, January 3, 2009 and the six months ended June 26, 2009 was $4.4 million, $5.8 million, $6.9 million and 3.0 million, respectively.
As of June 24, 2011, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.25 years.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding under all option plans as of June 24, 2011 (in thousands, except for per share information and life):

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Outstanding Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 3.65-$ 5.07	66,986	7.05	$4.30	14,923	$4.26
$ 5.34-$ 5.34	912,064	7.94	5.34	345,480	5.34
$ 6.00-$ 8.35	320,250	6.15	7.41	158,598	7.21
$ 8.98-$10.66	320,981	7.65	9.64	170,408	9.66
$10.88-$13.15	310,189	5.92	11.86	271,362	11.87
$13.23-$13.23	700,000	5.96	13.23	700,000	13.23
$13.44-$16.85	312,780	4.23	14.70	278,988	14.84
$17.34-$33.07	136,000	8.21	20.28	43,000	26.06
$35.94-$35.94	30,000	5.40	35.94	30,000	35.94
$37.91-$37.91	11,832	4.93	37.91	11,832	37.91
$ 3.65-$37.91	3,121,082	6.70	$10.40	2,024,591	$11.84
Performance-based option grant
On August 11, 2009, the Company’s CEO was granted a non-qualified stock option, with performance-based metrics, to purchase 40,000 shares of the Company’s common stock. The stock option, which has a grant date fair value of approximately $0.1 million, was valued using the Black-Scholes option-pricing model. The stock option has an exercise price of $5.34 per share, a contractual term of ten years and a maximum of 10,000 shares vesting per annum depending on the attainment of performance-based metrics. Compensation expense for this award is recognized when it is determined that it is probable that the performance metrics will be achieved. Compensation expense related to this award was not material in the years ended June 24, 2011 and June 25, 2010.
Restricted Stock Activity
The following table summarizes the Company’s RSA activity for the years ended June 24, 2011 and June 25, 2010, the six months ended June 26, 2009 and the year ended January 3, 2009.

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 29, 2007	239,534	$16.03
Released	(59,531)	15.28
Forfeited	(51,877)	20.03
Balance at January 3, 2009	128,126	14.75
Released	(27,186)	14.95
Balance at June 26, 2009	100,940	14.69
Released	(54,375)	14.95
Forfeited	(5,313)	18.07
Balance at June 25, 2010	41,252	13.91
Released	(41,252)	13.91
Balance at June 24, 2011	—	$—
As of June 24, 2011, the total unrecognized compensation cost related to RSA was not material.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s RSU activity for the year ended June 24, 2011.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Balance at December 29, 2007	801,164	$12.30
Awarded	1,137,600	8.86
Released	(430,953)	10.84
Forfeited	(464,026)	10.90
Balance at January 3, 2009	1,043,785	9.80
Released	(195,066)	10.37
Forfeited	(146,069)	9.65
Balance at June 26, 2009	702,650	9.67
Awarded	10,000	7.73
Released	(270,550)	10.09
Forfeited	(127,752)	9.37
Balance at June 25, 2010	314,348	9.37
Awarded	558,043	6.96
Released	(279,369)	8.65
Forfeited	(48,404)	7.51
Balance at June 24, 2011	544,618	$7.43	1.47	$8,382
Vested and expected to vest at June 24, 2011	422,597	$7.54	1.40	$6,504
As of June 24, 2011, there was $2.8 million of total unrecognized compensation cost related to RSU, which is expected to be recognized over a weighted average period of 2.73 years.
RSUs and RSAs are converted into common stock upon the release to the employees or directors upon vesting. Upon the vesting of restricted stock, the Company primarily uses the net share settlement approach, which withholds a portion of the shares to cover the applicable taxes and decreases the shares issued to the employee by a corresponding value. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date. The number and the value of the shares netted for employee taxes are summarized in the table below (in thousands except share amounts):

	Year Ended			Six months ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
RSUs and RSAs shares withheld for taxes	113,463	118,486	174,225	85,262
RSUs and RSAs amounts withheld for taxes	$1,433	$857	$1,681	$376
Employee Stock Purchase Plan
At June 24, 2011, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP Plan not yet recognized was approximately $0.9 million. This cost will be amortized on a straight-line basis over approximately 1.6 years. The following table shows the shares issued and their respective weighted-average purchase price per share during the years ended June 24, 2011, June 25, 2010, January 3, 2009 and the six months ended June 26, 2009.

	Year Ended			Six months ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
Shares issued	473,698	238,889	162,823	99,603
Weighted-average purchase price per share	$4.51	$3.78	$7.94	$3.77

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

15. STOCKHOLDERS’ EQUITY
Stock Repurchase
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
During the year ended June 24, 2011, the Company repurchased and held in treasury 505,100 shares of outstanding common stock for a total of $3.9 million. Such repurchases were accounted for at cost and reflected as treasury stock in the accompanying consolidated balance sheets. During the six months ended June 26, 2009, the Company repurchased 243,695 shares of outstanding common stock which are being held in treasury at an average price of $4.19 per share, for a total of $1.0 million. No shares of outstanding common stock were repurchased during the years ended June 25, 2010 and January 3, 2009.
As of June 24, 2011, the Company held in treasury 748,795 shares for a total of $4.9 million. The Company has $35.1 million in remaining authorization for the stock repurchase program as of June 24, 2011.
Accumulated Other Comprehensive Income (Loss)
The following table summarized the components of accumulated other comprehensive income (loss) as of June 24, 2011, June 25, 2010, January 3, 2009 and as of June 26, 2009 (in thousands):

	June 24, 2011	June 25, 2010	January 3, 2009	June 26, 2009
Net unrealized gains/(losses) on investments	$—	$(1,355)	$(394)	$(1,585)
Cumulative translation adjustment	741	—	117	—
Gain/(loss) on pension assets	(168)	(548)	—	10
Accumulated other comprehensive income (loss)	$573	$(1,903)	$(277)	$(1,575)
The related tax effects of these components of accumulated other comprehensive income (loss) is not material to the Company.
16. EARNINGS PER SHARE
Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. For the years ended June 24, 2011, June 25, 2010 and January 3, 2009, and the six months ended June 26, 2009, potentially dilutive shares, which include outstanding common stock options and restricted stock units, were not included in the computation of diluted net loss per common share as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same for each period presented.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net loss per share for the years ended June 24, 2011, June 25, 2010 and January 3, 2009, and the six months ended June 26, 2009 (in thousands, except per share amount):

	Year ended			Six months ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
Numerators:
Loss from continuing operations, net of tax	$(21,233)	$(88,861)	$(31,287)	$(14,191)
Income (loss) from discontinued operations, net of tax	—	409	(22,941)	(20)
Net loss	$(21,233)	$(88,452)	$(54,228)	$(14,211)
Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	30,608	30,130	29,583	29,798
Net loss per share, basic and diluted:
Continuing operations	$(0.69)	$(2.95)	$(1.06)	$(0.48)
Discontinued operations	—	0.01	(0.77)	—
Basic and diluted net loss per share	$(0.69)	$(2.94)	$(1.83)	$(0.48)
The following table sets forth potential shares of common stock, which are excluded from the calculation of diluted net loss per share, as the result would be anti-dilutive (in thousands):

	Year ended			Six months ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
Potentially dilutive securities	3,666	4,067	3,205	2,886
17. RETIREMENT BENEFIT PLAN
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
In addition, in connection with the acquisition of SGI Japan (See Note 3), the Company acquired a defined benefit plan ("Japan plan") covering substantially all of its employees in Japan. All employees of SGI Japan are eligible to participate in the Japan plan. Pension benefits associated with the Japan plan are based on a point-based plan under which a point is added every year reflecting the individual employee's years of service and their job classification. The amount of pension benefit payment is determined based on the sum of cumulative points from past services. The pension benefits are payable, depending on the employee's eligibility, in either in a lump-sum amount or monthly pension payments. The Company funds the SGI Japan pension plan in amounts sufficient to meet the minimum requirements of the local laws and regulations. Additional funding may be provided as deemed appropriate.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

Following is a reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets as of June 24, 2011 and June 25, 2010 (in thousands):

	June 24, 2011	June 25, 2010
Projected Benefit Obligation
Benefit obligation, beginning	$9,548	$10,223
Service cost	119	126
Interest cost	558	589
Actuarial gains and losses	(191)	436
Benefits paid	(349)	(316)
Foreign exchange rate changes	1,650	(1,311)
Benefit obligation, ending	$11,334	$9,547

	June 24, 2011	June 25, 2010
Fair Value of Plan Assets
Fair value of plan assets, beginning	$2,587	$2,614
Expected return on plan assets	102	105
Participant contributions	30	37
Actuarial gains and losses	9	(123)
Benefit payments	(53)	(31)
Foreign exchange rate changes	46	(343)
Fair value of plan assets, ending	$2,721	$2,259

	June 24, 2011	June 25, 2010
Underfunded Status
Projected benefit obligation	$11,334	$9,547
Fair value of plan assets	2,721	2,259
Underfunded status of plan	$8,613	$7,288
The Company has life insurance policies with cash surrender values that have been earmarked by the Company to partly cover the underfunded status of the plan. As of June 24, 2011, the cash surrender values of the life insurance plans of $0.3 million and $8.3 million are included in other current assets and other assets, respectively, in the accompanying consolidated balance sheets. As of June 25, 2010, the cash surrender values of the life insurance plans of $0.3 million and $7.0 million are included in other current assets and other assets, respectively, in the accompanying consolidated balance sheets.
The following table summarizes the amounts recognized on the consolidated balance sheets as of June 24, 2011 and June 25, 2010 (in thousands):

	June 24, 2011	June 25, 2010
Amounts recognized in the consolidated balance sheets
Accrued benefit cost
Current liabilities	$339	$276
Non-current liabilities	$8,274	$7,012
Amounts recognized in the accumulated other comprehensive loss (income)
Net actuarial loss (gain)	$366	$548

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recorded to other comprehensive income loss (income) before taxes during the years ended June 24, 2011 and June 25, 2010 (in thousands):

	June 24, 2011	June 25, 2010
Amounts recognized in other comprehensive loss (income)
Net actuarial loss (gain)	$(182)	$558
Total recognized in other comprehensive loss (income)	$(182)	$558
The Company does not expect any amortization from accumulated other comprehensive loss (income) into net periodic benefit cost during fiscal year 2012.
The following table summarizes the amounts related to the pension plan with accumulated benefit obligation in excess of plan assets at June 24, 2011 and June 25, 2010 (in thousands):

	June 24, 2011	June 25, 2010
Projected benefit obligation	$11,334	$9,547
Accumulated benefit obligation	$10,973	$8,479
Fair value of plan assets	$2,721	$2,259
The Company carries the interest and service cost of the plan. Actuarial gains and losses are amortized over the life of the plan.
Weighted average assumptions used to determine benefit obligations for the German plan were as follows:

	June 24, 2011	June 25, 2010
Discount rate	5.4%	5.4%
Rate of compensation increase	2.0%	2.0%
Weighted average assumptions used to determine net periodic benefit cost for the German plan were as follows:

	June 24, 2011	June 25, 2010
Discount rate	5.4%	5.4%
Expected long-term rate of return on plan assets	4.1%	4.1%
Rate of compensation increase	2.0%	2.0%
The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 5.4% for the German plan as of June 24, 2011, which is consistent rate used as of June 25, 2010.
Expected long-term rate of return on assets assumptions for the German plan is determined using the projected long-term rate of return estimated by the insurance company for its general fund.
The net periodic benefit cost of the German plan was comprised of the following components (in thousands):

	Year Ended		Six Months Ended
	June 24, 2011	June 25, 2010	June 26, 2009
Net periodic benefit cost
Service cost	$119	$126	$20
Interest expense	558	589	84
Expected return on plan assets	(102)	(105)	(15)
Net periodic benefit cost	$575	$610	$89

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company does not expect to make any contributions to the German plan during the next fiscal year as contributions are not required by funding regulations or laws and the cash surrender value of the life insurance plan earmarked by the Company substantially covers the under-funded status of the German plan.
Fair Value of Plan Assets
The plan assets measured at fair value consisted of the following as of June 24, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Investments held by an insurance company	$—	$2,721	$—	$2,721
Total assets measured at fair value	$—	$2,721	$—	$2,721
The plan assets measured at fair value consisted of the following as of June 25, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Investments held by an insurance company	$—	$2,259	$—	$2,259
Total assets measured at fair value	$—	$2,259	$—	$2,259
Level 2 assets include investments that are pooled with other investments held by the insurance company within its general fund. The investments held by the insurance company are valued by taking the percentage owned by the plan in the underlying net asset value of the insurance company’s general fund.
Future Employee Benefit Payments
The following table provides the estimated pension payments that are payable from the German plan to participants (in thousands):

Fiscal Year	Future Payments
2012	$439
2013	455
2014	628
2015	532
2016	546
Following five years	3,984
Total	$6,583
Japan Plan
The Japan plan is managed by a financial institution and the financial institution makes investment decisions with the guidelines set by the Company’s investment policy. The investment objectives of the SGI Japan plan assets are designed to generate returns that will enable the plan to meet its future obligations. The plan assets are invested in domestic and international equity and fixed-income securities.
Following is a reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets as of June 24, 2011 (in thousands):

June 24, 2011
Projected Benefit Obligation
Benefit obligation, beginning	$—
Business combinations	9,861
Service cost	350
Interest cost	50
Actuarial gains and losses	(186)
Benefits paid	(37)
Foreign exchange rate changes	436
Benefit obligation, ending	$10,474

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

June 24, 2011
Fair Value of Plan Assets
Fair value of plan assets, beginning	$—
Business combinations	2,585
Expected return on plan assets	23
Participant contributions	529
Actuarial gains and losses	11
Benefit payments	(36)
Foreign exchange rate changes	124
Fair value of plan assets, ending	$3,236

June 24, 2011
Underfunded Status
Projected benefit obligation	$10,474
Fair value of plan assets	(3,236)
Underfunded status of plan	$7,238
The following table summarizes the amounts recognized on the consolidated balance sheets as of June 24, 2011 (in thousands):

June 24, 2011
Amounts recognized in the consolidated balance sheets
Accrued benefit cost
Non-current liabilities	$7,238
Amounts recognized in the accumulated other comprehensive loss (income)
Net actuarial loss (gain)	$(198)
The following table summarizes the amounts recorded to other comprehensive income loss (income) before taxes during the year ended June 24, 2011 (in thousands):

June 24, 2011
Amounts recognized in other comprehensive loss (income)
Net actuarial gain	$(198)
Total recognized in other comprehensive loss (income)	$(198)
The Company does not expect any amortization from accumulated other comprehensive loss (income) into net periodic benefit cost during fiscal year 2012.
The following table summarizes the amounts related to the pension plan with accumulated benefit obligation in excess of plan assets at June 24, 2011 (in thousands):

June 24, 2011
Projected benefit obligation	$10,474
Accumulated benefit obligation	$9,206
Fair value of plan assets	$3,236
The Company carries the interest and service cost of the plan. Actuarial gains and losses are amortized over the life of the plan.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

Weighted average assumptions used to determine benefit obligations for the Japan plan were as follows:

June 24, 2011
Discount rate	1.8%
Rate of compensation increase	6.2%

Weighted average assumptions used to determine net periodic benefit cost for the Japan plan were as follows:

June 24, 2011
Discount rate	1.8%
Expected long-term rate of return on plan assets	3.0%
Rate of compensation increase	6.2%
The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 1.8% for the Japan plan as of June 24, 2011.
Expected long-term rate of return on assets assumptions for the Japan plan is determined by SGI Japan in consideration of the portfolio of SGI Japan's pension plan and projected long-term rate of return based on the Japanese market.
The net periodic benefit cost of the Japan plan was comprised of the following components (in thousands):

Year Ended June 24, 2011
Net periodic benefit cost
Service cost	$350
Interest expense	50
Expected return on plan assets	(23)
Net periodic benefit cost	$377
The Company expects to make contributions to the Japan plan of approximately $3.4 million during the next fiscal year.
Fair Value of Plan Assets
The objective of the SGI Japan's investment policy is to ensure a stable return from the plan's investments over the long term, which allows the SGI Japan's pension funds to meet their future obligations. In order to achieve the above objective, a target rate of return is established, taking into consideration the composition of participants, level of funded status, SGI Japan's capacity to absorb risks and the current economic environment. Also, a target asset allocation is established to achieve a target rate of return, based on the expected rate of return by each asset class, the standard deviation of the rate of return and the correlation coefficient among the assets. The investments are diversified primarily into domestic and foreign equity and debt securities according to the target asset allocation. Under the current target asset allocation, approximately 44% of plan assets are invested in equity securities and approximately 50% are invested in domestic and foreign government bonds and corporate bonds. The remaining 6% of plan assets are invested in other assets, such as money in trust, and other funds. SGI Japan reviews actual returns on assets, economic environments and its capacity to absorb risk and realigns the target allocation if necessary.
SGI Japan prioritizes the use of observable inputs in markets over the use of unobservable inputs when measuring fair value as follows:

•	Level 1 - Quoted prices for identical assets in active markets.

•
Level 2 - Quoted prices for similar assets in active markets; quoted prices associated with transactions that are not distressed for identical or similar assets in markets that are not active; or, valuations whose significant inputs are derived from or corroborated by observable market data.

•	Level 3 - Valuations using inputs that are not observable.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

The plan assets measured at fair value consisted of the following as of June 24, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Equity securities
Japanese	$696	$17	$—	$713
Non-Japanese	677	15	—	692
Debt securities
Japanese	939	413	—	1,352
Non-Japanese	164	111	—	275
Cash and cash equivalents	204	—	—	204
Total assets measured at fair value	$2,680	$556	$—	$3,236
Future Employee Benefit Payments
The following table provides the estimated pension payments that are payable from the Japan plan to participants (in thousands):

Fiscal Year	Future Payments
2012	$593
2013	654
2014	481
2015	648
2016	699
Following five years	4,488
Total	$7,563
Defined Contribution Plan
The Company's U.S. employees are eligible to participate in the Company's qualified defined contribution plan under section 401(k) of the Internal Revenue Code. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. Under the terms of the plan, the Company may provide a discretionary matching contribution at the discretion of its management or the Company can make annual contributions to the plan at the discretion of the Board of Directors. There were no contributions for the years ended June 24, 2011 and June 25, 2010. The Company contributed $0.1 million and $0.2 million during the six months ended June 26, 2009 and the year ended January 3, 2009.
18. INCOME TAXES
The provision (benefit) for income taxes for the years ended June 24, 2011, June 25, 2010, and January 3, 2009 and the six months ended June 26, 2009 consisted of the following (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Year ended			Six months ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
Federal:
Current	$(417)	$(4,923)	$(1,222)	$27
Deferred	—	(482)	1,539	(2,289)
	(417)	(5,405)	317	(2,262)
State:
Current	(47)	(395)	(4)	75
Deferred	—	(59)	(11)	(279)
	(47)	(454)	(15)	(204)
Foreign:
Current	3,280	1,915	74	224
Deferred	(1,574)	(497)	—	—
	1,706	1,418	74	224
Provision (benefit) for income taxes	$1,242	$(4,441)	$376	$(2,242)
The components of income (loss) before income taxes consisted of the following (in thousands):

	Year ended			Six months ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
Domestic sources	$(14,874)	$(50,733)	$(30,522)	(31,210)
Foreign sources	(5,117)	(42,569)	(389)	14,777
Total	$(19,991)	$(93,302)	$(30,911)	$(16,433)
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
As of June 24, 2011 and June 25, 2010, the significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	June 24, 2011	June 25, 2010
Deferred tax assets:
Net operating losses and tax credit carry forwards	$128,494	$78,887
Accrued liabilities and other reserves	14,708	458
Stock based compensation	13,109	13,170
Intangible and fixed assets	9,248	13,170
Accounts receivable and inventory reserves	10,505	19,017
Other	3,978	2,354
Total deferred tax assets	180,042	127,056
Less valuation allowance	(177,970)	(126,559)
Deferred tax assets, net of valuation allowance	$2,072	$497
Net deferred tax assets	$2,072	$497
The valuation allowance against the Company's deferred tax assets increased from $126.6 million as of June 25, 2010 to $178.0 million as of June 24, 2011 and increased from $98.4 million as of June 26, 2009 to $126.6 million as of June 25, 2010. The net deferred tax asset as of June 24, 2011 is attributable to deferred tax assets of certain foreign subsidiaries which the Company believes are more likely than not of being realized.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

As of June 24, 2011, the Company has federal, state, and foreign tax net operating loss carry forwards of $126.2 million, $101.4 million, and $289.1 million, respectively. If not utilized, the net operating loss carry forwards will begin to expire in fiscal years 2028, 2012, and 2012, respectively. The Company's ability to utilize federal and state net operating loss carryforwards is subject to limitation as a result of a change in ownership as defined by section 382 of the Internal Revenue Code.
As of June 24, 2011, the Company has federal and state Research and Development tax credits of $2.3 million and $1.3 million, respectively, and $5.3 million of foreign investment tax credits. If not utilized, the federal and foreign tax credits will begin to expire in 2027 and 2019, respectively. The state tax credits do not expire.
The Company's policy with respect to its undistributed foreign subsidiaries' earnings is to consider those earnings to be indefinitely reinvested or repatriated tax-free and, accordingly, no related provision of income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we may be subject to both income taxes and withholding taxes in the U.S. and various foreign countries. At June 24, 2011, we have not recorded deferred tax liabilities on approximately $27.0 million of foreign earnings that are deemed to be permanently reinvested overseas or repatriated tax free.
A reconciliation of the statutory federal income tax rate for the years ended June 24, 2011, June 25, 2010 and January 3, 2009 and for the six months ended June 26, 2009 is as follows:

	Year ended			Six months ended
	June 24, 2011	June 25, 2010	January 3, 2009	June 26, 2009
Federal statutory rate provision	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	(0.4)	0.8	2.0	(0.2)
Foreign taxes	(7.8)	(2.0)	—	(8.4)
Stock based compensation	0.1	0.1	—	(0.3)
Valuation allowance	(23.2)	(30.6)	(35.0)	(21.0)
Losses carried back	—	5.3	—	—
Unrecognized tax benefits	(6.0)	(1.2)	—	—
Other	(3.9)	(2.6)	(3.0)	1.1
Effective tax rate	(6.2)%	4.8%	(1.0)%	6.2%
A reconciliation of the unrecognized tax benefits (excluding interest and penalties) from January 3, 2009 through June 24, 2011 are as follows (in thousands):

Balance at January 3, 2009	$95
Increase (decrease) to current year position	8,162
Balance at June 26, 2009	$8,257
Increase (decrease) to current year positions	310
Increase (decrease) to prior year positions	982
Decrease due to lapse of statute of limitations	(17)
Increase (decrease) due to settlements	(197)
Balance at June 25, 2010	$9,335
Increase (decrease) to current year positions	12,777
Increase (decrease) to prior year positions	1,570
Decrease due to lapse of statute of limitations	(819)
Balance at June 24, 2011	$22,863
At June 24, 2011, the Company had approximately $22.9 million of gross unrecognized tax benefit of which $8.9 million, if recognized, will impact the effective tax rate. The Company does not expect that the total unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company classifies interest expense and penalties related to unrecognized tax benefits as components of income tax expense. As of June 24, 2011, the Company has accrued interest and penalties of approximately $14.9 million and $0.3 million,

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

respectively, on the Company’s consolidated balance sheet.
The Company’s U.S. federal tax returns for 2006 and prior years are no longer subject to examination. The Company’s state tax returns for years prior to 2005 are not subject to examination.
The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statutes of limitations ranging from 4 to 6 years. Tax years still open to examination by foreign tax authorities in the Company’s larger subsidiaries located in Canada, France, Germany, and the United Kingdom are tax years ending June 2006 through June 2010. The Company is under examination by the taxing authorities in Canada, France, Israel, and the United States. The financial statement impact of these examinations cannot be estimated as of June 24, 2011.
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
The results of operations of the Rapidscale product line were reclassified and included in “discontinued operations, net of tax”, within the accompanying consolidated statements of operations for the years ended June 25, 2010 and January 3, 2009, and for the six months ended June 26, 2009. Results of operations of the RapidScale product line for the year ended June 24, 2011 were not material to the Company's operations and, therefore, were not reclassified.
The following summarizes the results of discontinued operations (in thousands):

	Year ended		Six months ended June 26, 2009
	June 25, 2010	January 3, 2009
Revenue	$366	$730	$307
Cost of revenue	72	133	132
Gross profit	294	597	175
Operating expenses:
Research and development	(106)	8,436	(48)
Sales and marketing	(14)	60	—
General and administrative	10	251	32
Impairment of long-lived assets	—	17,519	—
Total operating expenses	(110)	26,266	(16)
Income (loss) from discontinued operations	404	(25,669)	191
Total other income (expense)	5	(227)	(211)
Income (loss) from discontinued operations before income tax benefit	409	(25,896)	(20)
Income tax benefit	—	(2,955)	—
Income (loss) from discontinued operations	$409	$(22,941)	$(20)
In the year ended January 3, 2009, the Company performed an impairment analysis of its intangible assets as events and circumstances indicated that their carrying amounts may not be recoverable. As a result of the analysis, the Company recognized and charged to discontinued operations an impairment charge of $17.5 million.
20. SEGMENT INFORMATION
As a result of the acquisition of the Legacy SGI assets, the Company reassessed its segment reporting based on the operating and reporting structure of the combined company. Historically, the Company concluded that it operated in a single operating segment. In connection with the acquisition of Legacy SGI, the Company changed its operating and reporting structure to operate in two operating segments, products and services. The year ended January 3, 2009 has not been presented to reflect the new operating segments as service revenue was immaterial in these periods.
The Company’s operating segments are determined based upon several criteria including: the Company’s internal organizational structure; the manner in which the Company’s operations are managed; the criteria used by the Company’s Chief

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Segment Results
The following table presents revenues and gross margin for the Company’s products and services segments for the years ended June 24, 2011, June 25, 2010, and January 3, 2009, and the six months ended June 26, 2009 (dollars in thousands):

	Year ended			Six months ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
Revenue
Products	$465,177	$256,007	$247,430	$77,987
Services	164,391	147,710	—	24,790
Total	$629,568	$403,717	$247,430	$102,777
Cost of revenue
Products	$367,393	$229,913	$217,992	$78,132
Services	92,363	84,215	—	16,868
Total	$459,756	$314,128	$217,992	$95,000
Gross profit:
Products	$97,784	$26,094	$29,438	$(145)
Services	72,028	63,495	—	7,922
Total	$169,812	$89,589	$29,438	$7,777
Gross margin:
Products	21.0%	10.2%	11.9%	(0.2)%
Services	43.8%	43.0%	—	32.0%
Total	27.0%	22.2%	11.9%	7.6%
The Company derives the results of the business segments directly from its internal management reporting system. The products and services metrics are derived on a contractual basis. Management measures the performance of each business segment based on two metrics, revenue and cost of revenue. These are the only discrete financial information that the Company has available for its segments. For this reason, the Company is not able to provide other financial results or assets by segment.
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
Customer information
For the years ended June 24, 2011 and June 25, 2010, Amazon accounted for approximately 12% and 20% of the Company's product revenues. For the year ended January 3, 2009, Amazon and Microsoft accounted for approximately 35% and 14% of the Company's product revenues, respectively. For the six months ended June 26, 2009, Amazon and Microsoft accounted for 30% and 13% of our product revenues, respectively. No other customers accounted for more than 10% of the Company's revenue for years ended June 24, 2011, June 25, 2010, and January 3, 2009, and the six months ended June 26, 2009.
At June 24, 2011, Amazon, Raytheon, and the U.S. Government accounted for approximately 13%, 12% and 11% of the Company's accounts receivable, respectively. No other single customer accounted for 10% or more of the Company's trade accounts receivable at June 24, 2011. No single customer accounted for 10% or more of the Company's trade accounts

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

receivable at June 25, 2010.
Geographic Information
Summarized revenues by geographic region, based on the Company's internal management system and as utilized by the Company's CODM, is as follows (in thousands):

	Year ended			Six months ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
Domestic revenue	$389,328	$301,837	$227,141	$76,880
International revenue	240,240	101,880	20,289	25,897
Total revenue	$629,568	$403,717	$247,430	$102,777
International sales to single foreign countries which accounted for ten percent or more of revenues were $67.5 million or 11% of revenues for the year ended June 24, 2011 in Japan. No individual foreign country’s revenue accounted for ten percent or more of revenues in the years ended June 25, 2010 and January 3, 2009, and the six months ended June 26, 2009.
Approximately 81% and 91% of the Company’s property and equipment was located in the United States as of June 24, 2011 and June 25, 2010, respectively. No individual foreign country’s property and equipment was material for disclosure purposes.
21. RELATED PARTY TRANSACTIONS
Investment in SGI Japan
The Company acquired approximately 90% of the outstanding stock of SGI Japan for $17.9 million on March 9, 2011. Prior to that date, the Company owned approximately 10% of the outstanding stock of SGI Japan, which was acquired in connection with the acquisition of Legacy SGI. As a result, effective March 10, 2011, SGI Japan became a wholly-owned subsidiary of the Company (See Note 3).
Prior to March 10, 2011, the Company's investment in SGI Japan of $2.1 million was accounted for under the cost method and was included in other assets in the accompanying consolidated balance sheet at June 25, 2010. During the three months ended December 24, 2010, the Company determined that there had been an other-than-temporary impairment of its investment in SGI Japan. As a result, the Company wrote down the investment from $5.0 million to $2.1 million, which represented the estimated fair value of the investment at December 24, 2010. On March 9, 2011, the carrying value of $2.1 million was equal to the acquisition-date fair value of the equity interest in SGI Japan held by the Company immediately before the acquisition, no gain or loss was recorded.
The Company's consolidated statements of operations and consolidated statement of cash flows for the year ended June 24, 2011 include SGI Japan's statement of operations and statement of cash flows for the period from March 10, 2011 to June 24, 2011. The Company's consolidated balance sheet at June 24, 2011 includes the accounts of SGI Japan. All significant intercompany transactions between the Company and SGI Japan for the period from March 10, 2011 to June 24, 2011 have been eliminated in consolidation. All significant intercompany balances between the Company and SGI Japan at June 24, 2011 have also been eliminated in consolidation.
 Sales to Related Party
Prior to March 10, 2011, the Company recognized product revenue and cost of product revenue from sales to SGI Japan. The Company ceased recognizing product revenue and cost of product revenue from sales to SGI Japan effective March 10, 2011. Product revenue and cost of product revenue from sales to SGI Japan prior to March 10, 2011 were as follows (in thousands):

	Period from June 26, 2010 to March 9, 2011	Year ended June 25, 2010	Six months ended June 26, 2009
Product revenue	$15,718	$18,890	$145
Cost of product revenue	$10,027	$13,829	$95

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

Amounts Receivable From and Payable to Related Party
As of June 25, 2010, amounts receivable from and payable to SGI Japan were as follows (in thousands):

June 25, 2010
Amounts receivable from SGI Japan	$8,845
Amounts due to SGI Japan	$127
Amounts receivable from SGI Japan at June 25, 2010 were included in accounts receivable in the accompanying consolidated balance sheets. Amounts payable to SGI Japan at June 25, 2010 were included in accounts payable in the accompanying consolidated balance sheets. Amounts receivable from and payable to SGI Japan as of June 24, 2011 have been reclassified to intercompany accounts. All significant intercompany balances have been eliminated in consolidation.
There were no transactions with SGI Japan during the year ended January 3, 2009 as the acquisition of Legacy SGI was finalized on May 8, 2009 (Note 3).
22. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company’s financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at June 24, 2011 was $3.7 million for which the Company has $3.3 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the consolidated balance sheets.
23. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain real and personal property under non-cancelable operating leases. The Company leases its facilities and office buildings under operating leases that expire at various dates through March 2017. Certain leases also contain escalation and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized using the straight line method over the term of the lease. In addition to the minimum future lease commitments presented below, the leases generally require that the Company pay property taxes, insurance, maintenance and repair costs. Also, under certain leases, the Company is granted an option to early terminate the lease by providing an advance notice and paying an early termination fee. The Company does not intend early termination of the leases and hence the future minimum operating lease commitments disclosed herein consist of the total lease payments through the end of the initial lease terms. Personal property under operating leases is comprised primarily of automobiles and office equipment.
Future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year
2012	$10,577
2013	6,784
2014	3,216
2015	995
2016	543
2017 and thereafter	—
Total	$22,115
Rent expense for the years ended June 24, 2011, June 25, 2010, and January 3, 2009, and the six months ended June 26, 2009 was approximately $6.4 million, $6.8 million, $2.5 million, and $2.0 million, respectively.
Purchase Commitments
In connection with supplier agreements, the Company has unconditional purchase obligations that include agreements to purchase certain units of inventory and non-inventory items through 2012. These purchase obligations that are enforceable and

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

legally binding on the Company specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.
As of June 24, 2011, these remaining non-cancelable commitments were approximately $14.6 million and are due in the next 12 months.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 24, 2011. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of June 24, 2011.
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
On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. The Company assumed this claim in connection with its acquisition of Legacy SGI assets, and is currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.7 million based on the conversion rate on June 24, 2011) plus interest and costs. On February 29, 2008, the Company filed its reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on June 24, 2011) plus interest and costs. The proceeding has commenced but the hearing, scheduled for August 28, 2011, could not take place and the next rescheduled hearing date is awaited from the Arbitor. The Company cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
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
On March 10, 2009, the Company and certain of its present and former directors and officers were sued in the Superior Court of the State of California for Alameda County, in a shareholder derivative lawsuit captioned Milo v. Barton, et al, Case No. R30944-0474. The complaint alleges that the defendants engaged in various acts and omissions that resulted in the drops of the Company's share price in early 2007, and asserts claims for alleged breaches of defendants' fiduciary duties, waste of corporate assets, and unjust enrichment. The complaint seeks compensatory damages in an unspecified amount, unspecified equitable or injunctive relief, disgorgement of unspecified compensation earned by the defendants, and an award of an unspecified amount for plaintiff's costs and attorney's fees. On January 18, 2011, defendants filed a demurrer to the complaint on the grounds that plaintiff failed to plead that a pre-suit demand on the Company's Board of Directors was excused under controlling state law. On February 15, 2011, plaintiff stipulated to a voluntary dismissal of the action. The Court entered

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

judgment dismissing the action with prejudice and the action is terminated.
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
24. TRANSITION PERIOD FINANCIAL INFORMATION
The following table presents certain Consolidated Statement of Operations data for the six months ended June 26, 2009 and for the six months ended June 28, 2008 (unaudited) (in thousands except per share data):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Six months ended
	June 26, 2009	June 28, 2008
		(unaudited)
Revenue	$102,777	$143,569
Gross profit	$7,777	$24,410
Loss from operations	$(17,710)	$(9,500)

Loss from continuing operations before income taxes	$(16,433)	$(6,624)
Income tax provision (benefit) from continuing operations	(2,242)	1,526
Net loss from continuing operations	(14,191)	(8,150)
Loss from discontinued operations	(20)	(23,487)
Income tax benefit	—	(2,941)
Loss from discontinued operations, net of tax	(20)	(20,546)
Net loss	$(14,211)	$(28,696)
Net loss per share, basic and diluted:
Continuing operations	$(0.48)	$(0.28)
Discontinued operations	—	(0.70)
Basic and diluted net loss per share	$(0.48)	$(0.98)
Shares used in computing basic and diluted net loss per share	29,798	29,429
25. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
On June 19, 2009, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the Saturday closest to December 31st of each year to the last Friday in June of each year. Accordingly, the financial periods presented are defined as follows: (i) the year ended June 24, 2011; and (ii) year ended June 25, 2010 (in thousands, except per share amounts).

	Fiscal Quarter Ended
	June 24, 2011 (1)	March 25, 2011 (1)	December 24, 2010	September 24, 2010
Revenue	$195,486	$143,664	$177,524	$112,894
Gross profit	$45,984	$40,502	$52,329	$30,997
Net income (loss)	$(12,098)	$(1,672)	$3,724	$(11,187)
Basic and diluted net income (loss) per share:
Basic	$(0.39)	$(0.05)	$0.12	$(0.37)
Diluted	$(0.39)	$(0.05)	$0.12	$(0.37)
Shares used in the calculation of net loss per share:
Basic	31,029	30,577	30,321	30,536
Diluted	31,029	30,577	30,836	30,536

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Fiscal Quarter Ended
	June 25, 2010	March 26, 2010	December 25, 2009	September 25, 2009
Revenue	$101,637	$107,820	$94,137	$100,123
Gross profit	$19,615	$28,920	$18,686	$22,368
Net loss from continuing operations	$(27,670)	$(20,262)	$(23,127)	$(17,802)
Income from discontinued operations, net of tax	$63	$82	$84	$180
Net loss	$(27,607)	$(20,180)	$(23,043)	$(17,622)
Basic and diluted net income (loss) per share:
Continued operations	$(0.91)	$(0.67)	$(0.77)	$(0.60)
Discontinued operations	—	—	—	0.01
Net loss per share—basic and diluted	$(0.91)	$(0.67)	$(0.77)	$(0.59)
Shares used in the calculation of net loss per share:
Basic and diluted	30,121	30,097	29,952	29,893

(1)
On March 9, 2011 Silicon Graphics World Trade BV ("SGI BV") acquired the remaining outstanding shares of SGI Japan, Ltd., a Japanese corporation (“SGI Japan”). Prior to the Closing Date, the Company owned approximately 10% of the outstanding shares of SGI Japan and accounted for such investment as a cost method investment.

SCHEDULE II.

SILICON GRAPHICS INTERNATIONAL CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Year ended			Six months ended June 26, 2009
	June 24, 2011	June 25, 2010	January 3, 2009
Allowance for doubtful accounts:
Beginning Balance	$1,646	$859	$434	$470
(Recovery) Charges	(77)	844	66	389
Reduction and Write-offs	(234)	(57)	(30)	—
Ending Balance	$1,335	$1,646	$470	$859

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 24, 2011.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of June 24, 2011.
Management's assessment of the effectiveness of internal control over financial reporting as of June 24, 2011 excluded the internal control over financial reporting at SGI Japan, Ltd., which constituted 16% of total assets, 11% of revenue, and 1% of net loss of the consolidated financial statements as of and for the year ended June 24, 2011. On March 9, 2011, we acquired SGI Japan which operated under its own set of systems and internal controls. We have not completed incorporating SGI Japan's processes into our systems and control environment as of June 24, 2011. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this change. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management's report on internal controls over financial reporting in the year of acquisition.
The effectiveness of our internal control over financial reporting as of June 24, 2011 has been audited by Deloitte & Touche LLP, independent registered public accounting firm, as stated in its report which appears below.
Changes in Internal Control over Financial Reporting
The Company also evaluated changes to its internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the quarter ended June 24, 2011 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Silicon Graphics International Corp.
Fremont, California

We have audited the internal control over financial reporting of Silicon Graphics International Corp. and subsidiaries (the “Company”) as of June 24, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the accompanying Management's Report on Internal Control over Financial Reporting, management excluded from its assessment, the internal control over financial reporting at SGI Japan, Ltd. (“SGI Japan”) which was acquired on March 9, 2011 and whose financial statements constitute 16% of total assets, 11% of revenue, and 1% of net loss of the consolidated financial statement amounts as of and for the year ended June 24, 2011. Accordingly, our audit did not include the internal control over financial reporting at SGI Japan. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 24, 2011 of the Company and our report dated August 29, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 29, 2011

Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference from the sections tentatively entitled “Proposal 1—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct & Ethics” and “Information Regarding the Board of Directors and Corporate Governance” contained in our proxy statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) provided however, that the information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers.”
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from the sections tentatively entitled “Compensation Committee” in “Proposal 1—Election of Directors,” and “Executive Compensation and Related Information,” in the Proxy Statement.
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
James D. Wheat Chief Financial Officer
Dated: August 29, 2011
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Mark J. Barrenechea and James D. Wheat, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK J. BARRENECHEA	Chief Executive Officer and Director	August 29, 2011
Mark J. Barrenechea	(Principal Executive Officer)

/s/ JAMES D WHEAT	Chief Financial Officer	August 29, 2011
James D. Wheat	(Principal Financial Officer)

/s/ TIMOTHY L. PEBWORTH	Vice President and Principal Accounting Officer	August 29, 2011
Timothy L. Pebworth	(Principal Accounting Officer)

/s/ CHARLES M. BOESENBERG	Director	August 29, 2011
Charles M. Boesenberg

/s/ GARY A. GRIFFITHS	Director	August 29, 2011
Gary A. Griffiths

/s/ MICHAEL W. HAGEE	Director	August 29, 2011
Michael W. Hagee

/s/ DOUGLAS R. KING	Director	August 29, 2011
Douglas R. King

/s/ HAGI SCHWARTZ	Director	August 29, 2011
Hagi Schwartz

/s/ RONALD D. VERDOORN	Director	August 29, 2011
Ronald D. Verdoorn

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
2.1	Asset Acquisition Agreement, dated December 23, 2002, by and between GNJ, Inc. (f.k.a. Rackable Systems, Inc.) and Registrant.	S-1	2.1	333-122576	2/4/2005
2.2	Share Purchase Agreement dated as of August 29, 2006, by and among Rackable Systems, Inc., Rackable Systems Canada Acquisition ULC, Terrascale Technologies Inc. and the other parties identified on Schedule A thereto.	8-K	2.1	000-51333	8/30/2006
2.3	Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009
2.4	Amendment to Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc., dated as of April 30, 2009.	8-K	2.1	000-51333	5/5/2009
2.5	Secured Creditor Asset Purchase Agreement dated as of February 23, 2010, by and between Silicon Valley Bank and Silicon Graphics International Corp.	8-K	2.5	000-51333	3/1/2010
2.6	Stock Purchase Agreement dated as of March 8, 2011, by and among SGI Japan, Ltd., Silicon Graphics World Trade B.V., NEC SOFT, LTD., SONY CORPORATION, Morgan Stanley MUFG Securities Co., Ltd., Nomura Securities Co., Ltd., JAFCO V2 Venture Capital Investment Limited Partnership, JAFCO V2-R Venture Capital Investment Limited Partnership, SOFTBANK Media Marketing Holdings Corp., NIHON SGI TRUST EIGHT and NEC CORPORATION as the Stockholders' Representative.	8-K	2.1	000-51333	3/9/2011
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	000-51333	8/12/2005
3.2	Amended and Restated Bylaws.	8-K	3.2	000-51333	3/7/2008
3.3	Certificate of Ownership and Merger.	8-K	3.3	000-51333	5/21/2009
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Specimen Stock Certificate.	8-K	4.2	000-51333	5/21/2009
10.1	Amendment to Registration Agreement and Founder Repurchase and Rights Agreement, dated November 16, 2005, by and among Registrant, Rackable Investment LLC, Parthenon Investors II, L.P. and the founders named therein.	S-1A/1	10.7	333-129573	11/17/2005
10.2	Form of Indemnity Agreement entered into by Registrant with each of its directors and certain executive officers.	S-1	10.7	333-122576	2/4/2005
10.3	2002 Stock Option Plan and form of related agreements.	S-1	10.8	333-122576	3/30/2005

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
10.4	*	2005 Equity Incentive Plan.	S-1	10.9	333-122576	2/4/2005
10.5	*	2005 Non-Employee Directors’ Stock Option Plan.	S-1	10.10	333-122576	2/4/2005
10.6	*	2005 Employee Stock Purchase Plan.	S-1	10.11	333-122576	2/4/2005
10.7	*	Executive Compensation Summary.	10-K	10.18	000-51333	3/19/2009
10.8		Director Compensation Arrangements.	10-K	10.31	000-51333	2/28/2007
10.9	*	Offer letter, dated August 18, 2004, from the Registrant to Hagi Schwartz.	S-1	10.35	333-122576	2/4/2005
10.10	*	Offer letter, dated November 4, 2004, from the Registrant to Gary Griffiths.	S-1	10.37	333-122576	2/4/2005
10.11	*	Offer letter dated March 18, 2005, from the Registrant to Ronald D. Verdoorn.	S-1A/2	10.42	333-122576	5/2/2005
10.12	*	Form of Stock Option Agreement under the 2006 New Recruit Equity Incentive Plan.	8-K	10.2	000-51333	1/30/2006
10.13		Net Lease Agreement dated June 26, 2006 by and among Rackable Systems, Inc. and Fremont Landing Investors, LLC.	8-K	10.6	000-51333	8/25/2006
10.14	*	Amended and Restated 2006 New Recruit Equity Inventive Plan.	10-K	10.5	000-51333	2/28/2007
10.15	*	Executive Change in Control Benefit Plan and Form of Participation Notices.	8-K	10.1	000-51333	9/5/2006
10.16	*	Form of Option Agreement and Grant Notices under the 2005 Equity Incentive Plan.	8-K	10.2	000-51333	9/5/2006
10.17	*	Form of Stock Bonus Award Agreement and Grant Notice under the 2005 Equity Incentive Plan.	8-K	10.3	000-51333	9/5/2006
10.18	*	Form of Stock Option Agreement and Grant Notice with Outside Directors under the 2002 Stock Option Plan.	10-Q	10.1	000-51333	11/14/2006
10.19	*	Form of Non-statutory Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan.	10-Q	10.1	000-51333	11/14/2006
10.20	*	Offer Letter, dated August 21, 2006, by and between the Registrant and Charles Boesenberg.	10-K	10.6	000-51333	2/28/2007
10.21	*	Offer Letter, dated November 17, 2006, by and between the Registrant and Mark Barrenechea.	10-K	10.6	000-51333	2/28/2007
10.22	*	Change in Control Severance Benefit Plan.	8-K	10.1	000-51333	10/6/2006

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
10.23	*	Employment Agreement, dated May 24, 2007, by and between Rackable Systems, Inc. and Mark J. Barrenechea.	8-K	10.1	000-51333	5/30/2007
10.24	*	Form of 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.	8-K	10.1	000-51333	6/8/2007
10.25	*	Offer Letter, dated January 29, 2008, by and between the Registrant and Douglas R. King.	10-K	10.45	000-51333	9/8/2010
10.26	*	Offer Letter, dated January 29, 2008, by and between the Registrant and Michael W. Hagee.	10-K	10.46	000-51333	9/8/2010
10.27	*	Amendment to Employment Agreement, dated December 31, 2008, between Rackable Systems, Inc. and Mark J. Barrenechea.	8-K	10.3	000-51333	1/6/2009
10.28	*	Employment Agreement, dated March 31, 2008, between Rackable Systems, Inc. and James Wheat.	10-K	10.69	000-51333	3/19/2009
10.29	*	Amendment #1 to Employment Agreement, dated December 31, 2008, between Rackable Systems, Inc. and James Wheat.	10-K	10.70	000-51333	3/19/2009
10.30	*	First Amendment to Employment Agreement, dated December 31, 2008, between Rackable Systems, Inc. and James Wheat.	8-K	10.20	000-51333	1/6/2009
10.31	*	Amended and Restated Employment Agreement, dated December 30, 2008, between Rackable Systems, Inc. and Giovanni Coglitore.	8-K	10.10	000-51333	1/6/2009
10.32	*	Offer Letter made by Rackable Systems, Inc. to Anthony Carrozza, dated January 24, 2008.	10-K	10.73	000-51333	3/19/2009
10.33	*	First Amendment to Employment Agreement, dated December 23, 2008, between Rackable Systems, Inc. and Anthony Carrozza.	10-K	10.74	000-51333	3/19/2009
10.34	*	Corporate Bonus Plan.	8-K	5.02	000-51333	2/12/2009
10.35	*	Offer Letter made by Rackable Systems, Inc. to Tim Pebworth, dated May 1, 2009.	8-K	10.20	000-51333	5/14/2009
10.36	*	2010 Corporate Bonus Plan.	8-K	—	000-51333	8/14/2009
10.37	*	Director Compensation Arrangement.	10-Q	10.86	000-51333	11/4/2009
10.38	*	Separation Agreement dated June 23, 2010, between Silicon Graphics International Corp. and Giovanni Coglitore.	10-K	10.62	000-51333	9/8/2010
10.39	*	2011 Short Term Incentive Plan.	10-K	10.63	000-51333	9/8/2010
10.40	*	Compensation arrangement with named executive officers.	8-K	—	000-51333	2/4/2010
10.41	*	2012 Short Term Incentive Plan.	8-K	—	000-51333	8/18/2011
10.42	*	First Amendment to Employment Agreement, dated June 13, 2011 between Silicon Graphics International Corp. and Tim Pebworth.					X
10.43	*	Separation Agreement dated June 22, 2011, between Silicon Graphics International Corp. and Maurice Leibenstern.					X
10.44	*	2005 Equity Incentive Plan Amendment.					X

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
10.45	*	Offer Letter made by Rackable Systems, Inc. to Jennifer Pratt, dated March 1, 2005.					X
10.46	*	Employment Agreement Restatement and Amendment #1, dated January 23, 2008 between Rackable Systems, Inc. and Jennifer Pratt.					X
10.47	*	Second Amendment to Employment Agreement, dated December 23, 2008 between Rackable Systems, Inc. and Jennifer Pratt.					X
10.48	*	Third Amendment to Employment Agreement, dated May 14, 2009 between Silicon Graphics International Corp. and Jennifer Pratt.					X
10.49	*	Fourth Amendment to Employment Agreement, dated January 10, 2011 between Silicon Graphics International Corp. and Jennifer Pratt.					X
10.50	*	Offer Letter made by Silicon Graphics International Corp. to Rick Rinehart, dated April 1, 2010.					X
21.1		Subsidiaries of the Company.					X
23.1		Consent of Independent Registered Public Accounting Firm.					X
24.1		Power of Attorney. (Included on the signature page hereto).
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).					X

*	Indicates a management contract or compensatory plan or arrangement.

**
The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Silicon Graphics International Corp. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.