Form 10-Q
period 2011-09-30
Silicon Graphics International Corp
filed 2011-11-09
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of November 4, 2011, there were 31,582,871 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 2011	September 24, 2010

Revenue
Product	$108,568	$62,357
Service	48,615	33,719
Combined product and service	21,712	16,818
Total revenue	178,895	112,894
Cost of revenue
Product	86,225	49,182
Service	25,785	19,179
Combined product and service	14,247	13,536
Total cost of revenue	126,257	81,897
Gross profit	52,638	30,997
Operating expenses:
Research and development	16,190	13,753
Sales and marketing	21,798	14,938
General and administrative	16,885	12,754
Restructuring	133	635
Total operating expenses	55,006	42,080
Loss from operations	(2,368)	(11,083)
Total other income (expense), net:
Interest income (expense), net	(98)	130
Other income (expense), net	(858)	415
Total other income (expense), net	(956)	545
Loss before income taxes	(3,324)	(10,538)
Income tax provision (benefit)	(667)	649
Net loss	$(2,657)	$(11,187)

Basic and diluted net loss per share	$(0.08)	$(0.37)

Shares used in computing basic and diluted net loss per share	31,303	30,536

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2011	June 24, 2011
ASSETS
Current assets:
Cash and cash equivalents	$112,490	$139,868
Current portion of restricted cash and cash equivalents	998	948
Accounts receivable, net of allowance for doubtful accounts of $1,730 and $1,335 as of September 30, 2011 and June 24, 2011, respectively	101,296	108,675
Inventories	110,726	80,965
Deferred cost of revenue	58,290	59,306
Prepaid expenses and other current assets	16,021	17,937
Total current assets	399,821	407,699
Non-current portion of restricted cash and cash equivalents	2,025	2,390
Property and equipment, net	29,687	29,573
Intangible assets, net	12,296	13,289
Non-current portion of deferred cost of revenue	38,132	45,219
Other assets	40,604	39,839
Total assets	$522,565	$538,009
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65,250	$71,299
Accrued compensation	24,047	29,477
Current portion of deferred revenue	134,691	132,986
Other current liabilities	42,518	39,967
Total current liabilities	266,506	273,729
Non-current portion of deferred revenue	84,085	93,146
Long-term income taxes payable	21,886	24,104
Retirement benefit obligations	15,247	15,569
Other non-current liabilities	8,315	8,175
Total liabilities	396,039	414,723
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 32,323 shares and 31,850 shares issued at September 30, 2011 and June 24, 2011, respectively	31	31
Additional paid-in capital	475,241	470,343
Treasury stock, at cost (749 shares at September 30, 2011 and June 24, 2011)	(4,912)	(4,912)
Accumulated other comprehensive income	1,572	573
Accumulated deficit	(345,406)	(342,749)
Total stockholders' equity	126,526	123,286
Total liabilities and stockholders' equity	$522,565	$538,009

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2011	September 24, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,657)	$(11,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,024	4,078
Share-based compensation	2,069	1,192
Impairment on investments	—	1,214
Other	410	316
Changes in operating assets and liabilities:
Accounts receivable	7,450	(17,221)
Inventories	(29,874)	(15,442)
Deferred cost of revenue	7,758	(14,478)
Prepaid expenses and other assets	2,010	172
Accounts payable	(6,965)	(1,404)
Accrued compensation	(5,397)	(3,225)
Deferred revenue	(7,392)	15,732
Other liabilities	195	(600)
Net cash used in operating activities	(28,369)	(40,853)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,531)	(1,224)
Other	(1,194)	838
Net cash used in investing activities	(2,725)	(386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of restricted stock	(420)	(154)
Purchase of treasury stock	—	(813)
Proceeds from issuance of common stock upon exercise of stock options	1,695	89
Proceeds from issuance of common stock under employee stock purchase plan	1,554	981
Net cash provided by financing activities	2,829	103
Effect of exchange rate changes on cash and cash equivalents	887	—
Net decrease in cash and cash equivalents	(27,378)	(41,136)
Cash and cash equivalents-beginning of period	139,868	129,343
Cash and cash equivalents-end of period	$112,490	$88,207

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes paid (refund)	$145	$(169)

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS
The principal business of Silicon Graphics International Corp. ("SGI" or the "Company") is the design, manufacture and implementation of highly scalable compute servers, high-capacity storage systems and high-end computing and data management systems. The Company has significant global presence with the ability to provide products and services either directly or through its distributors and channel partners. In addition to the broad line of mid-range to high-end computing servers, data storage and data center technologies, the Company provides global customer support and professional services related to these products. The Company's products are used by the scientific, technical and business communities to solve challenging data-intensive computing, data management and visualization problems. The vertical industry markets the Company serves include the federal government, defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, Internet, financial services, media and entertainment, and business intelligence and data analytics. The Company's headquarters is located in Fremont, California and has its primary manufacturing facility located in Chippewa Falls, Wisconsin.

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. These unaudited condensed consolidated financial statements also have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. The results for the interim periods are not necessarily indicative of results for the entire year or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 24, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on August 29, 2011.
The preparation of unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as presented in the accompanying unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Fiscal Year. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. The current fiscal year 2012 will be comprised of 53 weeks and will end on June 29, 2012. Fiscal year 2011 was comprised of 52 weeks and ended on June 24, 2011. The Company's fiscal quarters generally have 13-week quarters ending on the last Friday of the respective period. The first quarter of fiscal year 2012 and fiscal year 2011 ended on September 30, 2011 and September 24, 2010, respectively. The three-month periods ended on September 30, 2011 and September 24, 2010 were comprised of 14 weeks or 98 days and 13 weeks or 91 days, respectively.
In fiscal year 2012, the Company's fiscal quarters end on September 30, 2011 (first quarter), December 30, 2011 (second quarter), March 30, 2012 (third quarter) and June 29, 2012 (fourth quarter). The Company's next 53-week fiscal year will be fiscal year 2017, and the first quarter of fiscal year 2017 will be comprised of 14 weeks or 98 days.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes in the Company's significant accounting policies for the three months ended September 30, 2011 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 24, 2011.
Recently Issued Accounting Standards.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This requirement under ASU 2011-05 should be applied retrospectively and is effective for the Company beginning in fiscal year 2013. Other than requiring additional disclosures, the adoption will not have a material impact on the Company's

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

consolidated financial statements.

4. FINANCIAL INSTRUMENTS AND FAIR VALUE
The Company uses a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2011
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Cash equivalents
U.S. treasuries	$15,531	$15,531	—	—	$15,531

	June 24, 2011
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Cash equivalents
Money market funds	$1,495	$1,495	$—	$—	$1,495
U.S. treasuries	15,534	15,534	—	—	15,534
Total cash equivalents	$17,029	$17,029	$—	$—	$17,029

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended September 30, 2011. The Company’s cash equivalents, consisting of money market funds and U.S. treasuries, are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices of the identical underlying securities in active markets.
As of September 24, 2010, the Company had an auction rate securities ("ARS") portfolio with a face value of $8.6 million. The Company's ARS were classified within Level 3 of the fair value hierarchy. During the three months ended September 24, 2010, the Company determined that an other-than-temporary impairment had occurred with respect to its entire ARS portfolio and recognized a loss of $1.2 million during the three months ended September 24, 2010. As of September 30, 2011 and June 24, 2011, the Company had no investments in ARS as all of these securities have been sold during the year ended June 24, 2011.
The fair values of accounts receivable, accounts payable, and accrued liabilities due within one year approximates their carrying values because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
As of September 30, 2011 and June 24, 2011, the Company had no assets or liabilities measured at fair value on a nonrecurring basis.

5. INVENTORIES
Inventories consist of the following (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	September 30, 2011	June 24, 2011
Finished goods	$35,970	$15,788
Work in process	25,806	16,891
Raw materials	48,950	48,286
Total inventories	$110,726	$80,965

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2011	June 24, 2011
Value-added tax receivable	$7,346	$7,433
Deferred tax assets	1,678	1,815
Prepaid income taxes	1,504	1,542
Other prepaid and current assets	5,493	7,147
Total prepaid expenses and other current assets	$16,021	$17,937

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (dollars in thousands):

	September 30, 2011	June 24, 2011
Land	$799	$799
Building	11,933	11,562
Computer equipment and software	26,360	25,076
Manufacturing equipment	6,400	6,280
Leasehold improvements	8,012	8,214
Furniture and fixtures	3,448	3,307
Vehicles	32	30
Construction in progress	827	518
	57,811	55,786
Less accumulated depreciation and amortization	(28,124)	(26,213)
Total property and equipment, net	$29,687	$29,573
Depreciation and amortization expense for property and equipment, net was $2.4 million and $3.1 million for the three months ended September 30, 2011 and September 24, 2010, respectively.

8. INTANGIBLE ASSETS, NET
Intangible assets by major asset class consist of the following (dollars in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Intangible Asset Class	At September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$7,245	$(3,335)	$3,910
Purchased technology	7,800	(3,730)	4,070
Customer backlog	10,830	(8,592)	2,238
Trademark/trade name portfolio	3,738	(1,803)	1,935
Patents & other	314	(171)	143
Total	$29,927	$(17,631)	$12,296

Intangible Asset Class	At June 24, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$6,900	$(2,990)	$3,910
Purchased technology	7,800	(3,271)	4,529
Customer backlog	10,497	(7,768)	2,729
Trademark/trade name portfolio	3,667	(1,612)	2,055
Patents & other	200	(134)	66
Total	$29,064	$(15,775)	$13,289
Intangible assets amortization expense was $1.6 million and $1.0 million in the three months ended September 30, 2011 and September 24, 2010, respectively.
As of September 30, 2011, expected amortization expense for all intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2012 (remaining nine months)	$3,567
2013	3,849
2014	3,394
2015	546
2016	449
2017 and thereafter	491
Total amortization	$12,296

9. OTHER ASSETS
Other assets consist of the following (in thousands):

	September 30, 2011	June 24, 2011
Long-term service inventory	$15,678	$15,520
Deferred tax assets	8,566	8,673
Restricted pension plan assets	7,685	8,211
Long-term refundable deposits	4,199	4,117
Other assets	4,476	3,318
Total other assets	$40,604	$39,839

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

10. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	September 30, 2011	June 24, 2011
Accrued sales and use tax payable	$10,274	$12,342
Deferred tax liabilities	6,602	6,602
Accrued warranty, current portion	4,855	4,805
Accrued professional services fees	4,740	3,959
Income taxes payable	1,969	1,315
Accrued restructuring	971	1,286
Other	13,107	9,658
Total other current liabilities	$42,518	$39,967

11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	September 30, 2011	June 24, 2011
Accrued warranty, non-current portion	$3,032	$2,773
Deferred tax liabilities	1,814	1,814
Other	3,469	3,588
Total other non-current liabilities	$8,315	$8,175

12. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, is as follows (in thousands):

	Three Months Ended
	September 30, 2011	September 24, 2010
Balance at beginning of period	$7,578	$4,386
Current period accrual	1,579	422
Warranty expenditures charged to accrual	(1,236)	(921)
Changes in accrual for pre-existing warranties	(34)	(368)
Balance at end of period	$7,887	$3,519

13. RESTRUCTURING ACTIVITY
Fiscal 2011 Restructuring Action
On February 18, 2011, management approved restructuring actions to reduce the Company's worldwide workforce to streamline operations and reduce operating expenses. As of September 30, 2011, the total severance cost incurred in connection with the fiscal 2011 restructuring action was $4.4 million. The Company expects to incur up to an additional $0.6 million of additional expenses in fiscal year 2012 related to this restructuring action. The total expense for the fiscal 2011 restructuring action is $0.1 million for employee related terminations for the three months ended September 30, 2011.
Activity in accrued restructuring for the fiscal 2011 restructuring action during the three months ended September 30, 2011 is as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Employee Terminations
Balance at June 25, 2010	$—
Costs incurred	4,296
Cash payments	(3,166)
Balance at June 24, 2011	1,130
Costs incurred	133
Cash payments	(388)
Balance at September 30, 2011	$875
Other Restructuring Actions
2010 Restructuring
On July 27, 2009, management approved restructuring actions to reduce the Company's European workforce and vacate certain facilities in Europe. The total amount expected to be incurred in connection with the restructuring activity was $6.0 million, all of which was incurred as of September 30, 2011. The Company expects the remaining contractual obligations and employee severance of $0.3 million to be substantially paid by the end of fiscal year 2012. The total expense for the fiscal 2010 restructuring action was $0.6 million for employee related terminations for the three months ended September 24, 2010. The Company did not incur any expense related to the fiscal 2010 restructuring for the three months ended September 30, 2011.
Activity in accrued restructuring for the fiscal 2010 restructuring action during the three months ended September 30, 2011 is as follows (in thousands):

	Employee Terminations	Facilities Exit Costs	Total
Balance at June 26, 2009	$—	$—	$—
Costs incurred	4,590	630	5,220
Cash payments	(3,322)	(293)	(3,615)
Balance at June 25, 2010	1,268	337	1,605
Costs incurred	736	78	814
Cash payments	(1,752)	(269)	(2,021)
Balance at June 24, 2011	252	146	398
Costs incurred	—	—	—
Cash payments	(41)	(68)	(109)
Balance at September 30, 2011	$211	$78	$289
All Restructuring Actions
The restructuring liability for these two restructuring actions was $1.2 million as of September 30, 2011, of which $1.0 million is included in other current liabilities and $0.2 million is included in other non-current liabilities in the accompanying unaudited condensed consolidated balance sheet.

14. SHARE-BASED COMPENSATION
During the three-month periods ended September 30, 2011 and September 24, 2010, the Company granted equity compensation awards under its stock option, restricted stock units and stock purchase plans. Total share-based compensation expense is as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	Three Months Ended
	September 30, 2011	September 24, 2010
Cost of revenue	$282	$178
Research and development	515	162
Sales and marketing	361	209
General and administrative	911	643
Total share-based compensation expense	$2,069	$1,192
Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended
	September 30, 2011	September 24, 2010
Option Plans Shares
Risk-free interest rate	1.1%	1.5%
Volatility	75.6%	54.3%
Weighted average expected life (in years)	4.66	4.76
Expected dividend yield	—	—
Weighted average fair value	$8.66	$3.03

ESPP Plan shares
Risk-free interest rate	0.1%	0.3%
Volatility	80.0%	51.0%
Weighted average expected life (in years)	1.25	1.25
Expected dividend yield	—	—
Weighted average fair value	$6.43	$2.32
Stock Option Activity
Summary of stock option activity for the three months ended September 30, 2011 is as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 24, 2011	3,121,082	$10.40
Options granted	557,000	14.67
Options exercised	(157,351)	10.77
Options cancelled	(75,565)	9.98
Balance at September 30, 2011	3,445,166	$11.08	7.17	$8,179
Vested and expected to vest at September 30, 2011	3,147,402	$11.09	6.98	$7,401
Exercisable at September 30, 2011	2,002,704	$11.61	5.98	$3,864
The total intrinsic value of options exercised in the three months ended September 30, 2011 was $0.8 million. The total intrinsic value of options exercised in the three months ended September 24, 2010 was not significant. The total fair value of shares vested during the three months ended September 30, 2011 and September 24, 2010 was $0.7 million and $1.1 million,

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

respectively.
As of September 30, 2011, there was $4.5 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.5 years.
Restricted Stock Activity
The following table summarizes the Company's restricted stock units (“RSU”) activity for the three months ended September 30, 2011.

Number of Shares
Balance at June 24, 2011	544,618
Awarded	365,650
Released	(84,929)
Forfeited	(22,731)
Balance at September 30, 2011	802,608
Vested and expected to vest at September 30, 2011	574,317
As of September 30, 2011, there was $5.0 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 3.2 years.
RSUs are converted into common stock upon the release to the employees or directors upon vesting. Upon the vesting of restricted stock, the Company primarily uses the net share settlement approach, which withholds a portion of the shares to cover the applicable taxes and decreases the shares issued to the employee by a corresponding value. The withholding tax obligations were based upon the fair market value of the Company’s common stock on the vesting date. The number and the value of the shares netted for employee taxes are summarized in the table below (in thousands except share amounts):

	Three Months Ended
	September 30, 2011	September 24, 2010
RSUs shares withheld for taxes	29,366	22,875
RSUs amounts withheld for taxes	$420	$154
Employee Stock Purchase Plan
At September 30, 2011, the total compensation cost related to options to purchase the Company's common stock under the 2005 ESPP Plan not yet recognized was approximately $2.2 million. This cost will be amortized on a straight-line basis over approximately 1.9 years. The following table shows the shares issued, and their respective weighted-average purchase price per share, pursuant to the 2005 ESPP Plan during the three months ended September 30, 2011 and September 24, 2010.

	September 30, 2011	September 24, 2010
Shares issued	259,347	221,823
Weighted-average purchase price per share	$5.99	$4.42

15. STOCKHOLDERS' EQUITY
Stock Repurchase Program
In February 2009, the Company's Board of Directors authorized a share repurchase program of up to $40.0 million of its common stock. Under the program, the Company was able to purchase shares of common stock through open market transactions and as of September 30, 2011, the Company held in treasury 748,795 shares for a total of $4.9 million. The Company has $35.1 million in remaining authorization for the stock repurchase program as of September 30, 2011. No shares of outstanding common stock were repurchased during the three months ended September 30, 2011.
During the three months ended September 24, 2010, the Company repurchased and held in treasury 176,000 shares of

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

outstanding common stock for a total of $1.3 million.
Accumulated Other Comprehensive Income
The following table summarizes the components of accumulated other comprehensive income as of September 30, 2011 and June 24, 2011 (in thousands):

	September 30, 2011	June 24, 2011
Cumulative translation adjustment	$1,740	$741
Losses on pension assets	(168)	(168)
Accumulated other comprehensive income	$1,572	$573
Comprehensive Loss
Comprehensive loss for the three months ended September 30, 2011 and September 24, 2010 were as follows (the related tax effects of these components of comprehensive loss were not material):

	Three Months Ended
	September 30, 2011	September 24, 2010
Net loss	$(2,657)	$(11,187)
Change in cumulative translation adjustment	999	—
Change in unrealized loss on investments	—	1,355
Comprehensive loss	$(1,658)	$(9,832)

16. EARNINGS PER SHARE
Basic and diluted net loss per common share is computed by dividing unaudited consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing unaudited consolidated net income by the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock awards, and the assumed issuance of common stock under the employee stock purchase plan. Potentially dilutive common shares are excluded when the effect would be to reduce a net loss per share. As the Company had a net loss in the three months ended September 30, 2011 and September 24, 2010, respectively, basic and diluted net loss per share are the same for these periods.
The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 30, 2011 and September 24, 2010 (in thousands, except per share amount):

	Three Months Ended
	September 30, 2011	September 24, 2010
Numerator:
Net loss	$(2,657)	$(11,187)

Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	31,303	30,536

Basic and diluted net loss per share	$(0.08)	$(0.37)
The following potential weighted average common shares have been excluded from the diluted net income per share calculations, as their effect would have been anti-dilutive (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	Three Months Ended
	September 30, 2011	September 24, 2010
Options and RSUs	4,248	4,380

17. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors a defined benefit plan covering certain of its international employees in Germany ("German plan") and Japan ("Japan plan").
German Plan
The net periodic benefit cost of the German plan was comprised of the following components (in thousands):

	Three Months Ended
	September 30, 2011	September 24, 2010
Net periodic benefit cost
Service cost	$31	$28
Interest expense	141	124
Expected return on plan assets	(22)	(21)
Net periodic benefit cost	$150	$131
Japan Plan
The net periodic benefit cost of the Japan plan was comprised of the following components (in thousands):

Three Months Ended
September 30, 2011
Net periodic benefit cost
Service cost	$302
Interest expense	51
Expected return on plan assets	(26)
Net periodic benefit cost	$327

18. INCOME TAXES
The Company recorded a tax benefit of $0.7 million for the three months ended September 30, 2011. The tax benefit was primarily comprised of amounts related to the reversal of unrecognized tax benefits and related interest, which was offset by tax liability computed based on the company’s foreign projected financial results for the year ending June 29, 2012. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 30, 2011 primarily due to tax expense incurred by the Company's foreign subsidiaries with operating income, offset by the release of the unrecognized tax benefits due to lapse of statutes of limitations, domestic operating losses generated from which the Company does not benefit and benefit from utilization of net operating losses not previously recognized
The Company recorded a tax expense of $0.6 million for the three months ended September 24, 2010. The tax expense was computed based on the Company's fiscal year ending June 24, 2011 projected financial results and amounts related to unrecognized tax benefits and interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months ended September 24, 2010 primarily due to operating losses generated during the period from which the Company does not benefit and release of valuation allowance of certain foreign entities with operating income.
As of September 30, 2011, the Company has provided a partial valuation allowance against its net deferred tax assets.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $20.2 million of gross unrecognized tax benefit as of September 30, 2011, of which $7.9 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of September 30, 2011, the Company also had approximately $14.0 million of interest, penalties and foreign currency differences attributable to the gross unrecognized tax benefits. The Company does not expect that the total unrecognized tax benefits will significantly increase or decrease in the next 12 months.

19. SEGMENT INFORMATION
Commencing in the quarter ended September 30, 2011, the Company started managing its business primarily on a geographical basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the location of its sales and service employees generating revenue, to be the Americas, Europe, and Asia-Pacific operations. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa ("EMEA"). The Asia-Pacific ("APJ") segment includes Australia and Asia, including Japan. The segment information for the three months ended September 24, 2010 has been presented to reflect the new reporting segments.
The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the availability of separate financial information. The accounting policies of the various segments are the same as those described in Note 3. Summary of Significant Accounting Policies of this Form 10-Q and in Note 2 of the Consolidated Financial Statements in the Company's fiscal year 2011 Annual Report on Form 10-K.
The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally based on the location of its sales and service employees generating revenues. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. The Company does not include intercompany transfers between segments for management reporting purposes.
Segment Results
Summary information by operating segment for the three months ended September 30, 2011 and September 24, 2010 is as follows (in thousands):

	For the three months ended September 30, 2011
	Americas	APJ	EMEA	Total
Revenue
Product	$89,056	$21,801	$18,095	$128,952
Service	23,336	18,305	8,302	49,943
Total revenue	$112,392	$40,106	$26,397	$178,895

Operating profit (loss)	$(133)	$78	$(2,313)	$(2,368)

	For the three months ended September 24, 2010
	Americas	APJ	EMEA	Total
Revenue
Product	$59,814	$6,111	$10,878	$76,803
Service	26,157	2,540	7,394	36,091
Total revenue	$85,971	$8,651	$18,272	$112,894

Operating profit (loss)	$(4,334)	$(1,024)	$(5,725)	$(11,083)

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

The Company derives the results of the business segments directly from its internal management reporting system. The presentation of our revenue for segment information purpose differs from the accompanying unaudited condensed consolidated statement of operations. The segment information is presented on the basis which the Company's CODM evaluates the performance of its operating segments. The combined product and service revenue is allocated to product and service revenue on a contractual basis for segment information purpose.
The Company's assets are located primarily in the United States and are not allocated to any specific region. The Company does not measure the performance of its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenue and operating profit (loss).
Customer information
For the three months ended September 30, 2011, Amazon accounted for approximately18% of the Company's revenue. For the three months ended September 24, 2010, Amazon and the U.S. government each accounted for approximately 14% of the Company's revenue. No other customers accounted for 10% or more of the Company's revenue for the three months ended September 30, 2011 and September 24, 2010.
At September 30, 2011, Amazon accounted for approximately 28% of the Company's accounts receivable. At June 24, 2011, Amazon, Raytheon, and the U.S. Government accounted for approximately 13%, 12% and 11% of the Company's accounts receivable, respectively. No other single customer accounted for 10% or more of the Company's trade accounts receivable at September 30, 2011 and June 24, 2011.
Geographic Information
International sales to single foreign countries which accounted for ten percent or more of revenues were $33.3 million or 19% of revenues for the three months ended September 30, 2011 in Japan. No other individual foreign country’s revenue accounted for ten percent or more of revenues in the three months ended September 30, 2011 and September 24, 2010.

20. RELATED PARTY TRANSACTIONS
The Company acquired approximately 90% of the outstanding stock of SGI Japan, Ltd. ("SGI Japan") for $17.9 million on March 9, 2011. Prior to that date, the Company owned approximately 10% of the outstanding stock of SGI Japan and accounted for the investment in SGI Japan under the cost method investment. As a result, effective March 10, 2011, SGI Japan became a wholly-owned subsidiary of the Company and consolidated in the operating results of the Company.
Prior to March 10, 2011, the Company recognized product revenue and cost of product revenue from sales to SGI Japan. Product revenue and cost of product revenue from sales to SGI Japan for the three months ended September 24, 2010 were as follows (in thousands):

September 24, 2010
Product revenue	$4,017
Cost of product revenue	$2,410

21. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at September 30, 2011 was $3.4 million for which the Company has $3.0 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

22. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain real and personal property under non-cancelable operating leases. The Company leases its

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

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
Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Fiscal Year
2012 (remaining nine months)	$8,199
2013	7,544
2014	3,668
2015	1,268
2016	808
2017 and thereafter	—
Total	$21,487
Rent expense for the three months ended September 30, 2011 and September 24, 2010 was $2.1 million and $1.3 million, respectively.
Purchase Commitments
In connection with supplier agreements, the Company has unconditional purchase obligations that include agreements to purchase certain units of inventory and non-inventory items through fiscal year 2012. These purchase obligations that are enforceable and legally binding on the Company specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of September 30, 2011, these remaining non-cancelable purchase commitments were $19.1 million, which are due in the next twelve months.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 30, 2011. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of September 30, 2011.
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
On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

establishment of a facility in Hyderabad. The Company assumed this claim in connection with its acquisition of Legacy SGI assets, and is currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.6 million based on the conversion rate on September 30, 2011) plus interest and costs. On February 29, 2008, the Company filed its reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on September 30, 2011) plus interest and costs. The proceeding has commenced, and the next hearing in the matter is scheduled for November 29, 2011. The Company cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
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

23. SUBSEQUENT EVENTS
Retirement Benefit Plan
In October 2011, SGI Japan, its employees, and the Japanese Ministry of Health, Labor and Welfare approved an action to change SGI Japan's retirement benefit plan effective October 1, 2011 in accordance with the Defined Benefit Corporate Pension Law and Defined Contribution Corporate Pension Law of 2001 (the "Acts"). SGI Japan shifted a portion of its defined benefit plan to a defined contribution plan and modified the terms of its defined benefit plan in accordance with the Acts. The change in the retirement benefit plan reduced SGI Japan's retirement benefit obligation and resulted in a gain from curtailment of $1.3 million and a loss from settlement of $1.0 million. In addition, SGI Japan will increase its employer contribution to the defined benefit plan and defined contribution plan to fund the underfunded portion of the retirement benefit obligation as required under the Acts.

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
Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, the effect that the current economic and credit crises may continue to have on our business, the risks discussed in this Part I, Item 2 -"Management's Discussion and Analysis of Financial Condition and Results of Operations,” the risk factors set forth in Part II, Item 1A- "Risk Factors” and elsewhere in this Form 10-Q and the risks detailed from time to time in our future U.S. Securities and Exchange Commission reports. The information included in this Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ materially from the forward-looking statements included herein. We assume no duty to update any of the forward-looking statements after the date of this report or to conform these statements to actual results except as required by law. Accordingly, we caution readers not to place undue reliance on such statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 in this Form 10-Q and with our financial statements and notes thereto for the year ended June 24, 2011, contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2011.
“Silicon Graphics,” “SGI,” “CloudRack,” “Origin,” "Octane," "ArcFiniti," “ICE Cube,” “COPAN,” “Rackable,” “Altix,” and the “Silicon Graphics” logo are trademarks or registered trademarks of Silicon Graphics International Corp. or its subsidiaries in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.
Overview
We are the global leader in technical computing. We are focused on helping customers solve their most demanding business and technology challenges by delivering large-scale computing and storage, high-performance compute and storage, and data center solutions. We develop, market, and sell a broad line of low-cost, mid-range and high-end computing servers and data storage products, as well as differentiating software. We sell data center infrastructure products purpose-built for large-scale data center deployments. In addition, we provide global customer support and professional services related to our products. We enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide them greater flexibility and scalability. We are also a leading developer of enterprise class, high-performance features for the Linux operating system that provide our customers with a standard Linux operating environment combined with our differentiated capabilities that are designed to improve performance, simplify system management, and provide a more robust development environment.
Our compute and storage products are comprised of:

•
compute solutions ranging from scalable entry-level solutions to hyper-scale, cloud, and large-scale data center solutions which include scale up, scale out and workgroup servers. Our design-to-order processes ensure the solutions are tailored to the customer's computing environment, are optimized to support their specific applications, and are ready for immediate use.

•
SGI® UV (formerly known as Altix® UV), which we believe is the world's fastest and most scalable shared memory supercomputer family, scaling from 32 to 2,560 cores and supports up to 16 terabytes of global shared memory in a single system image.

•	storage solutions ranging from cloud, high performance, and high density storage solutions which include integrated storage servers and active archive systems.

•	a comprehensive range of software suites optimized to increase efficiency, performance, and manageability of our compute and storage solutions or software applications.
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
In the prior year, we introduced new product offerings, including ArcFiniti™ and ICE Cube® AIR products. We also continue to sell our SGI UV and other storage products. These higher margin, high performance compute server and storage products contributed to our revenue and gross margin increases during the three months ended September 30, 2011.
Diversifying our business
On March 9, 2011, we acquired the remaining outstanding shares of SGI Japan, Ltd. ("SGI Japan") and SGI Japan became our wholly-owned subsidiary. We acquired SGI Japan to serve as a strategic entry into the large technical computing market of Japan and to enable us to extend our global reach, accelerate growth opportunities, and strengthen the relationships with our partners and customers in Japan. Our revenue mix by geography shows that we are expanding our international presence. Our customer base is also expanding. During the three months ended September 30, 2011, we only have one customer contributing to at least 10% of our total revenue. Our customers come from various industries, including the public, cloud, and manufacturing sectors.

Results of Operations
Summarized below is the results of our operations for the three months ended September 30, 2011 compared to the three months ended September 24, 2010.
Comparison of the three months ended September 30, 2011 and September 24, 2010
Financial Highlights

•
We recognized revenue of $178.9 million in the three months ended September 30, 2011. Revenue increased $66.0 million or 58% in the three months ended September 30, 2011 from $112.9 million in the three months ended September 24, 2010. Our higher revenue resulted primarily from increase in revenue in our Americas region due to higher product sales and in our APJ region due to our acquisition of SGI Japan in March 2011.

•	We increased our gross margin by 197 basis points from 27.5% in the three months ended September 24, 2010 to 29.4% in the three months ended September 30, 2011.

•
As a result of increased revenue and gross margin, our gross profit increased $21.6 million or 70% to $52.6 million in the three months ended September 30, 2011 from $31.0 million in the three months ended September 24, 2010.

•
Total operating expense increased, comparing the three months ended September 30, 2011 to the three months ended September 24, 2010, due to the acquisition of SGI Japan in March 2011, as well as an additional one-week in the three months ended September 30, 2011.

Revenue, cost of revenue, gross profit and gross margin
Commencing in the three months ended September 30, 2011, we started managing our business primarily on a geographic basis. Our reportable operating and reporting segments consist of the Americas, Europe, and Asia-Pacific operations. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa ("EMEA"). The Asia-Pacific segment ("APJ") includes Australia and Asia, including Japan. Each reportable segment provides similar hardware and software products and similar services. Further, we presented information for the three months ended September 24, 2010 in the basis of the new reportable segments. For additional information relating to our segment information, see Note 19 to our unaudited condensed financial statements in this Form 10-Q.
The following table presents revenue by operating segment for the three months ended September 30, 2011 and September 24, 2010 (in thousands except percentages):

	Three Months Ended		Change
	September 30, 2011	September 24, 2010	$	%
Revenue by Product and Service
Americas	$112,392	$85,971	$26,421	31%
APJ	40,106	8,651	31,455	364%
EMEA	26,397	18,272	8,125	44%
Total revenue by product and service	$178,895	$112,894	$66,001	58%

Revenue by Product
Americas	$89,056	$59,814	$29,242	49%
APJ	21,801	6,111	15,690	257%
EMEA	18,095	10,878	7,217	66%
Total revenue by product	$128,952	$76,803	$52,149	68%

Revenue by Service
Americas	$23,336	$26,157	$(2,821)	(11)%
APJ	18,305	2,540	15,765	621%
EMEA	8,302	7,394	908	12%
Total revenue by service	$49,943	$36,091	$13,852	38%
Revenue. We derive revenue from the sale of products and services directly to end-users as well as through resellers and system integrators. Product revenue is derived from the sale of mid-range to high-end computing servers and data storage systems as well as software. We enter into sales contracts to deliver multiple products and/or services. In accordance with our revenue recognition policy, certain sales contracts are deferred and recognized over the service period. Service revenue includes revenue generated from the sale of maintenance contracts as well as professional service projects that are tailored to individual customer's needs. We recognize service revenue from maintenance contracts ratably over the service periods. Maintenance contracts are typically between one to three years in length and we actively pursue renewals of these contracts. We also recognize professional services revenue related to implementation of and training on our products upon completion of these projects.
Segment Operating Performance
Americas
Revenue increased $26.4 million or 31% to $112.4 million in the three months ended September 30, 2011 from $86.0 million in the three months ended September 24, 2010. The increase in Americas revenue was driven by higher product revenue offset by a decline in service revenue. Product revenue increased by $29.2 million in the three months ended September 30, 2011 compared to the same period in fiscal year 2011. Our product mix continued to shift to higher margin high performance compute server and storage products. Our SGI UV products and storage products continue to gain momentum during the first quarter of the fiscal year resulting in higher revenue compared to the same period in the prior year. In addition during the three months ended September 30, 2011, our product revenue was driven by the strength in sales of our scale out servers. Service revenue decreased $2.8 million in the three months ended September 30, 2011 compared to the same period in fiscal year 2011. Decrease in service revenue is primarily due to timing of when services were performed on consulting and product integration services. The decrease in service revenue is offset by one additional week of customer support revenues resulting from one additional week in the three months ended September 30, 2011 compared to the three months ended September 24, 2010. The Americas segment represented 63% and 76% of the total revenue in the three months ended September 30, 2011 and September 24, 2010, respectively.
APJ
Revenue increased $31.5 million or 364% to $40.1 million in the three months ended September 30, 2011 from $8.7 million in the three months ended September 24, 2010. Our higher revenue in APJ is primarily due to the acquisition of SGI Japan in March 2011. Our acquisition of SGI Japan served as a strategic entry into the Japanese technical computing market. It enabled us to extend our global reach, accelerate growth opportunities, and strengthen the relationships with our partners and customers in Japan, resulting in an increase in revenue in this region. Our revenue for the three months ended September 30, 2011 is comprised of $21.8 million from product sales and $18.3 million from services compared to product and service revenue of $6.1 million and $2.5 million, respectively, for the three months ended September 24, 2010. The APJ segment represented 22% and 8% of the total revenue in the three months ended September 30, 2011 and September 24, 2010, respectively.
EMEA
Revenue increased $8.1 million or 44% to $26.4 million in the three months ended September 30, 2011 from $18.3 million in the three months ended September 24, 2010. The increase in revenue is primarily attributable to an increase in product revenue of $7.2 million during the three months ended September 30, 2011 compared to the same period in fiscal year 2011. Similar to the Americas segment, our product mix continued to shift to higher margin high performance compute server and storage products as our SGI UV products and storage products continue to gain momentum during the first quarter of the fiscal year. In addition during the three months ended September 30, 2011, sales of our scale out servers increased in the EMEA segment. Service revenue also increased by $0.9 million in the three months ended September 30, 2011, primarily due to one additional week in the three months ended September 30, 2011 compared to the three months ended September 24, 2010. The EMEA segment represented 15% and 16% of the total revenue in the three months ended September 30, 2011 and September 24, 2010, respectively.
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
Cost of revenue and gross profit
Cost of revenue and gross profit for the three months ended September 30, 2011 and September 24, 2010 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 30, 2011	September 24, 2010	$	%

Revenue	$178,895	$112,894	$66,001	58%
Cost of revenue	126,257	81,897	44,360	54%
Gross profit	52,638	30,997	21,641	70%
Gross margin	29.4%	27.5%
Cost of revenue consists of costs associated with direct material, labor, manufacturing overhead, shipment of products, inventory write downs and share-based compensation. Cost of revenue also includes personnel costs for providing maintenance and professional services. Our manufacturing overhead and professional services personnel costs are fixed or semi-variable. Our gross margins are impacted by changes in customer and product mix, pricing actions by our competitors and commodity prices that comprise a significant portion of cost of revenue from period to period. Further, when certain sales contracts are deferred in accordance with our revenue recognition policy, the related cost of revenue is deferred and recognized over the service period.
Our cost of revenue and gross profit are impacted by price changes, product configuration, revenue mix and product material costs. Our service cost of revenue and gross margin are impacted by timing of support service initiations and renewals, and incremental investments in our customer support infrastructure. Our headcount in the manufacturing and services organization increased by 148 employees from 578 employees at September 24, 2010 to 726 employees at September 30, 2011, primarily due to the acquisition of SGI Japan, which added to our headcount in the services organization.
Overall gross profit increased $21.6 million or 70% to $52.6 million in the three months ended September 30, 2011 from $31.0 million in the three months ended September 24, 2010. Gross margin percentage increased to 29.4% in the three months ended September 30, 2011 from 27.5% in the three months ended September 24, 2010. Our gross profit and gross margin percentage increased due to the continued momentum in sales of our higher margin high performance compute server and storage products, including SGI UV and storage products. In addition, our service revenue, which historically has had higher margin than our product revenue, increased by $13.9 million or 38% in the three months ended September 30, 2011 compared to the three months ended September 24, 2010. Further, as a portion of our manufacturing overhead and professional services personnel costs are fixed, the gross margins improved as revenue increased across all of our product offerings.

Operating Expenses
Operating expenses for the three months ended September 30, 2011 and September 24, 2010 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 30, 2011	September 24, 2010	$	%

Research and development	$16,190	$13,753	$2,437	18%
Sales and marketing	21,798	14,938	6,860	46%
General and administrative	16,885	12,754	4,131	32%
Restructuring	133	635	(502)	(79)%
Total operating expense	$55,006	$42,080	$12,926	31%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense increased $2.4 million or 18% to $16.2 million in the three months ended September 30, 2011 from $13.8 million in the three months ended September 24, 2010. The increase in research and development expense is primarily due to an increase in our headcount as we acquired SGI Japan and added additional headcount as we continue to invest in research and development. As a result, compensation and related expenses increased $1.7 million during the three months ended September 30, 2011. Our headcount increased by 34 employees from 284 employees as of September 24, 2010 to 318 employees as of September 30, 2011. In addition, other expenses described below increased due to one additional week in the three months ended September 30, 2011 compared to the three months ended September 24, 2010. Increases in other expenses were as follows: Share-based compensation expense increased by $0.4 million due to options and restricted stock units granted during the quarter, third-party research and development services increased by $0.4 million, and facility related expenses increased by $0.2 million. This increase in research and development expense was partially offset by an increase in research and development reimbursements from our business partners. During the three months ended September 30, 2011, we received $0.4 million of research and development reimbursements compared to $0.2 million of reimbursements during the three months ended September 24, 2010. Consistent with our strategy of growing the Company by introducing new products, the overall increase in research and development expense is driven by innovation-focused spending in our compute servers, storage and software offerings.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense increased $6.9 million or 46% to $21.8 million in the three months ended September 30, 2011 from $14.9 million in the three months ended September 24, 2010. This increase was driven by our continuous expansion of our worldwide sales force, contributing to an increase in our headcount. As a result, compensation and related expenses increased $5.1 million during the three months ended September 30, 2011. Our headcount increased by 29 employees from 248 employees as of September 24, 2010 to 277 employees as of September 30, 2011, primarily due to the expansion of our sales force resulting from the acquisition of SGI Japan and expansion of our sales force globally. Further, other expenses described below increased due to one additional week in the three months ended September 30, 2011 compared to the three months ended September 24, 2010. Increases in other expenses were as follows: an increase in travel related expenses of $0.5 million, facility related expenses of $0.3 million and share-based compensation expense of $0.2 million. We also recorded an increase in intangible amortization of $0.6 million.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, share-based compensation, and facilities and information technology costs.
General and administrative expense increased $4.1 million or 32% to $16.9 million in the three months ended September 30, 2011 from $12.8 million in the three months ended September 24, 2010. The increase in general and administrative expense was primarily due to an increase in headcount to support the expansion of the Company, resulting in an increase in compensation related expenses of $1.5 million. Total headcount as of September 30, 2011 increased by 36 employees from 195 employees as of September 24, 2010 to 231 employees as of September 30, 2011, primarily due to the addition of general and administrative employees of SGI Japan. In addition, compensation and related expenses increased due to one additional week in the three months ended September 30, 2011 compared to the three months ended September 24, 2010.

Further, professional fees, including legal related expenses, increased by $1.1 million, purchases of small equipment and supplies increased by $0.4 million, other taxes increased by $0.3 million, share-based compensation expense increased by $0.3 million, recruiting costs increased by $0.3 million, and travel related expenses increased by $0.2 million.
Restructuring. On February 18, 2011, management approved the 2011 restructuring action as part of a worldwide workforce reduction to streamline operations and reduce operating expenses. Prior to this action, on July 27, 2009, management approved the 2010 restructuring action to reduce our European workforce and vacate certain facilities.
Restructuring expense for the three months ended September 30, 2011 related to these actions was $0.1 million. For the three months ended September 24, 2010, restructuring expense was $0.6 million. As a result of the restructuring actions undertaken, we anticipate future cash outflow of $1.2 million, primarily during fiscal year 2012.
Total other income (expense), net
Total other income (expense), net for the three months ended September 30, 2011 and September 24, 2010 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 30, 2011	September 24, 2010	$	%

Interest income (expense), net	$(98)	$130	$(228)	(175)%
Other income (expense), net	(858)	415	(1,273)	(307)%
Total other income, net	$(956)	$545	$(1,501)	(275)%
Interest income (expense), net. Interest income, net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds, U.S. treasury bills, and auction rate securities ("ARS"). In addition, it includes interest expense relating to certain tax payments. Our net interest expense in the three months ended September 30, 2011 is mainly due to the interest expense relating to certain tax payments due on our international locations. Interest income, net for the three months ended September 24, 2010 is mainly due to interest income from our auction rate securities, which we sold during the third quarter of fiscal year 2011. Interest income, net decreased in the three months ended September 30, 2011 compared to the three months ended September 24, 2010 as a result of the sale of our auction rate securities in fiscal year 2010.
Other income (expense), net. Other income (expense), net during the three months ended September 30, 2011 consisted primarily of foreign exchange losses of $0.9 million as a result of the strengthening of the U.S. Dollar against the Euro. During the three months ended September 24, 2010, other income (expense), net consisted of foreign exchange gains of $1.6 million that resulted from the favorable exchange rate effect due to the strengthening of the Euro against the U.S. Dollar. This gain was partially offset by a realized loss on our investments in auction rate securities of $1.2 million.
Income tax provision (benefit)
Income tax provision (benefit) for the three months ended September 30, 2011 and September 24, 2010 was as follows (in thousands except percentages):

	Three Months Ended		Change
	September 30, 2011	September 24, 2010	$	%

Income tax provision (benefit)	$(667)	$649	$(1,316)	(203)%
We recorded a tax benefit of $0.7 million for the three months ended September 30, 2011. Our tax benefit for the three months ended September 30, 2011 included a benefit of $0.9 million from the reversal of unrecognized tax benefits and related interest. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 30, 2011 primarily due to domestic operating losses generated during the period from which we do not benefit, tax expense incurred by our foreign subsidiaries with operating income, offset by release of reserves associated with our unrecognized tax benefits due to lapse of statute of limitations.
We recorded a tax expense of $0.6 million for the three months ended September 24, 2010. The tax expense included $0.4 million of unrecognized tax benefits and related interest for the quarter. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months ended September 24, 2010 primarily due to operating losses generated during the period from which we do not benefit and release of valuation allowance on certain foreign entities with operating income.
As of September 30, 2011, we have provided a partial valuation allowance against our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

Liquidity and Capital Resources
We had $112.5 million of cash and cash equivalents at September 30, 2011 and $139.9 million at June 24, 2011. Historically, we have required capital principally to fund our working capital needs. It is our investment policy to invest in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At September 30, 2011, we had short-term and long-term restricted cash and cash equivalents of $3.0 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services.
On November 8, 2011, we filed a shelf registration statement on Form S-3 that will allow us to raise up to $100.0 million upon the issuance of equity and/or debt securities.
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
At September 30, 2011, we believe our current cash and cash equivalents will be sufficient to fund working capital requirements, capital expenditures, and operations for at least the next twelve months. The shelf registration statement we filed on November 8, 2011 will provide us with the ability to raise capital in the future should we need additional cash resources. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.
If we require additional capital resources to expand our business internally or to acquire complementary products, technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or debt securities could result in more dilution to our stockholders. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.
The following is a summary of cash activity (in thousands):

	Three Months Ended
	September 30, 2011	September 24, 2010
Consolidated statements of cash flows data:
Net cash used in operating activities	$(28,369)	$(40,853)
Net cash used in investing activities	(2,725)	(386)
Net cash provided by financing activities	2,829	103
Effect of exchange rate changes on cash and cash equivalents	887	$—
Net decrease in cash and cash equivalents	$(27,378)	$(41,136)

Operating Activities
Cash used in operating activities was $28.4 million for the three months ended September 30, 2011. Our net loss was $2.7 million for the three months ended September 30, 2011. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $4.0 million and share-based compensation expense of $2.1 million. Net change in operating assets and liabilities contributed to the decrease in cash from operating activities of $32.2 million. The primary operating activity use of cash was from purchases of inventory accompanied by payments of accounts payable and accrued compensation. Our deferred revenue also decreased during the three months ended September 30, 2011. The primary operating activities sources of cash were decreases in accounts receivable due to collection, decrease in deferred cost of revenue, and decrease in prepaid expenses and other assets.
For the three months ended September 30, 2011, deferred revenue and deferred cost of revenue decreased by $7.4 million and $7.8 million, respectively, primarily due to the timing of revenue recognition on sales transactions which were required to be deferred in accordance with our revenue recognition policy. Inventory increased $29.9 million due to timing of inventory purchases and shipments to customers. Additionally, accounts payable decreased $7.0 million, primarily due to the timing of payments. Accrued compensation decreased $5.4 million primarily due to timing of compensation and related payments.
Cash used in operating activities was $40.9 million for the three months ended September 24, 2010. Our net loss was $11.2 million for the three months ended September 24, 2010. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $4.1 million, share-based compensation expense of $1.2 million, and impairment on investments of $1.2 million. Net change in operating assets and liabilities was $36.5 million. The primary operating activity source of cash was an increase in deferred revenue. The primary operating activities uses of cash were increases in inventory, deferred cost of revenue and accounts receivable and a decrease in accounts payable, and accrued compensation.
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
Investing Activities
Cash used by investing activities was $2.7 million in the three months ended September 30, 2011, primarily due to purchases of property and equipment and other investing activities of $1.5 million and $1.2 million, respectively.
Cash used in investing activities was $0.4 million in the three months ended September 24, 2010, primarily due to the purchases of property and equipment of $1.2 million, offset by cash outflows from other investing activities of $0.8 million.
Financing Activities
Cash provided by financing activities was $2.8 million in the three months ended September 30, 2011, primarily due to proceeds from the issuance of stock under the employee stock purchase plan and stock options of $3.2 million, which was partially offset by repurchases of restricted stock of $0.4 million.
Cash provided by financing activities was $0.1 million in the three months ended September 24, 2010, primarily due to proceeds from the issuance of stock under the employee stock purchase plan and stock options of $1.1 million, partially offset by repurchases of restricted stock of $0.2 million and purchase of treasury stock of $0.8 million.
In February 2009, the Board of Directors authorized a share repurchase program of up to $40.0 million of our common stock. Under the program, we are able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. During the three months ended September 24, 2010, we repurchased 176,000 shares of outstanding common stock for a total of $1.3 million, $0.8 million of which was paid in cash and $0.5 million was recorded as other liabilities due to timing of payments. There were no repurchases in the three months ended September 30, 2011.
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
Contractual Obligations and Commitments
Operating Leases
We lease certain real and personal property under non-cancelable operating leases. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses.
As of September 30, 2011, we had total outstanding commitments on non-cancelable operating leases of our real properties of $20.4 million, $9.0 million of which relate to our domestic leases. These leases include our headquarters in Fremont, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal year 2013. We have total outstanding commitments of $11.4 million in non-cancelable international real property operating leases. The total outstanding commitments included $5.0 million relating to our leased facility in Japan, which was assumed as part of the SGI Japan acquisition. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our Japan leases, which generally provide for a two-year renewal option.
As of September 30, 2011, personal property under operating lease is comprised primarily of automobiles and office equipments. Total outstanding commitments under these leases is approximately $1.2 million at September 30, 2011.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through fiscal year 2012. As of September 30, 2011, there was a remaining commitment of approximately $19.1 million, of which the entire amount is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Uncertain Tax Positions
As of September 30, 2011, the net recorded tax liability for uncertain tax positions was $21.9 million, including interest and penalty. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.
Off Balance Sheet Arrangements
We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at September 30, 2011 was $3.4 million for which we have $3.0 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 30, 2011. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of September 30, 2011.

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
We believe that the accounting policies discussed under Part I, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 24, 2011 are significantly affected by critical accounting estimates and that they are both highly important to the portrayal of our financial condition and results and require difficult management judgments and assumptions about matters that are inherently uncertain.

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

There have been no significant changes in the Company's significant accounting policies for the three months ended September 30, 2011 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 24, 2011.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2011, our cash and cash equivalents of $112.5 million consisted primarily of cash and U.S. Treasury notes. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
Given the short term nature of our cash and cash equivalents, the risk of loss in fair value resulting from interest rate changes is minimal.
Foreign Exchange Risk
As of September 30, 2011, foreign currency cash accounts totaled $58.4 million, primarily in Japanese Yen, Euros, and British Pounds.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net in our consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses, and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency. At September 30, 2011, we had no foreign currency forward contracts or option contracts.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $5.8 million change in the value of our foreign currency cash accounts.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.
Changes in Internal Control over Financial Reporting
Except for the continuing modification of the processes, systems and controls relating to SGI Japan, which was acquired on March 9, 2011, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2011, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. We assumed this claim in connection with our acquisition of Legacy SGI assets, and are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.6 million based on the conversion rate on September 30, 2011) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.6 million based on the conversion rate on September 30, 2011) plus interest and costs. The proceeding has commenced, and the next hearing in the matter is scheduled for November 29, 2011. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

ITEM 1A. Risk Factors
The risk factors presented below update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 24, 2011 (the “Annual Report”). The following factors, along with those in the Annual Report and those described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be reviewed carefully, in conjunction with the other information contained in this Form 10-Q and our financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See the discussion of forward-looking statements in "Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related To Our Business and Industry

We may experience foreign currency gains and losses.
We conduct a significant number of transactions in currencies other than the U.S. Dollar. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen, and British Pound relative to the U.S. Dollar can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Our revenues and operating results in fiscal 2011 have been unfavorably affected by the recent strengthening of the U.S. Dollar relative to other major foreign currencies.
For the three months ended September 30, 2011, our revenue from our EMEA and APJ regions was $66.5 million. As of September 30, 2011, the balance in our foreign currency cash accounts was $58.4 million. As of September 30, 2011, we had no foreign currency forward contracts or option contracts. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. Additionally, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
A concentrated number of customers that purchase in large quantities have historically accounted for a significant portion of our revenues . If we are unable to maintain or replace our relationships with concentrated customers and/or diversify our customer base, our revenue may fluctuate or decline and our growth may be limited.
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from this type of large customer. For the three months ended September 30, 2011, our top five customers accounted for approximately 41% of our total revenues. For the three months ended September 30, 2011, Amazon accounted for 18% of our total revenues. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers, for example as a result of a customer's capital expenditure budget reductions or U.S. Government spending reductions, could materially adversely affect our revenues, financial condition and results of operations.

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

In addition, because our procurement model involves our ability to maintain low inventory and to acquire materials and components as needed, and because we do not enter into long-term supply contracts for these materials and components, our ability to effectively and efficiently respond to customer orders may be constrained by the then-current availability or the terms and pricing of these materials and components. Our industry has experienced component shortages and delivery delays in the past, and is currently experiencing such a shortage for hard drives as a result of recent flooding in Southeast Asia, which has affected hard drive manufacturing facilities. In the future, we may experience other shortages or delays of critical components as a result of strong demand in the industry or other factors. For example, occasionally we may experience a shortage of, or a delay in receiving, certain components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, natural disasters, other problems experienced by suppliers or problems faced during the transition to new suppliers.

As a result of the current hard drive shortage, and if other potential shortages or delays occur, the price of these components may increase, we may be exposed to quality issues or the components may not be available at all. We may therefore not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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
Our stock has been publicly traded for a relatively short period of time, having first begun trading in June 2005. During that time our stock price has fluctuated significantly, from a high of approximately $56.00 per share to a low of approximately $3.42 per share. At times the stock price has changed very quickly. During the three months ended September 30, 2011, our stock price has fluctuated from a high of approximately $17.71 to a low of approximately $11.29. If investors purchase shares of our common stock, they may not be able to resell those shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, and which may not relate to our performance or results of operations, including without limitation:

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

In addition, the stock markets, and in particular the NASDAQ Stock Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. We could become involved in securities litigation in the future, which could have substantial costs and divert resources and the attention of management from our business.
Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Removed and Reserved

ITEM 5. Other Information
None.

ITEM 6. Exhibits

 EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	000-51333	8/12/2005
3.2	Amended and Restated Bylaws	8-K	3.2	000-51333	3/7/2008
3.3	Certificate of Ownership and Merger	8-K	3.3	000-51333	5/21/2009
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Form of Specimen Stock Certificate	8-K	4.2	000-51333	5/21/2009
10.1	Offer Letter, dated September 9, 2011, from the Registrant to Jennifer Pileggi*					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)					X

*

Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS INTERNATIONAL CORP.
By:	/s/ JAMES D. WHEAT
James D. Wheat Chief Financial Officer
Dated: November 9, 2011