Form 10-Q
period 2011-12-30
Silicon Graphics International Corp
filed 2012-02-08
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2011
Or
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of February 2, 2012, there were 31,641,871 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010

Revenue
Product	$124,439	$114,719	$233,007	$177,076
Service	50,829	32,959	99,444	66,678
Combined product and service	19,946	29,846	41,658	46,664
Total revenue	195,214	177,524	374,109	290,418
Cost of revenue
Product	100,408	85,989	186,633	135,171
Service	29,585	18,392	55,370	37,571
Combined product and service	13,038	20,814	27,285	34,350
Total cost of revenue	143,031	125,195	269,288	207,092
Gross profit	52,183	52,329	104,821	83,326
Operating expenses:
Research and development	16,255	13,415	32,445	27,168
Sales and marketing	23,100	18,021	44,898	32,959
General and administrative	14,799	11,770	31,684	24,524
Restructuring	(23)	166	110	801
Total operating expenses	54,131	43,372	109,137	85,452
Income (loss) from operations	(1,948)	8,957	(4,316)	(2,126)
Total other expense, net:
Interest income (expense), net	74	96	(24)	226
Other expense, net	(285)	(4,595)	(1,143)	(4,180)
Total other expense, net	(211)	(4,499)	(1,167)	(3,954)
Income (loss) before income taxes	(2,159)	4,458	(5,483)	(6,080)
Income tax provision (benefit)	97	734	(570)	1,383
Net income (loss)	$(2,256)	$3,724	$(4,913)	$(7,463)

Net income (loss) per share:
Basic	$(0.07)	$0.12	$(0.16)	$(0.25)
Diluted	$(0.07)	$0.12	$(0.16)	$(0.25)

Shares used in computing net income (loss) per share
Basic	31,604	30,321	31,448	30,429
Diluted	31,604	30,836	31,448	30,429

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 30, 2011	June 24, 2011
ASSETS
Current assets:
Cash and cash equivalents	$92,174	$139,868
Current portion of restricted cash and cash equivalents	863	948
Accounts receivable, net of allowance for doubtful accounts of $1,896 and $1,335 as of December 30, 2011 and June 24, 2011, respectively	120,711	108,675
Inventories	117,640	80,965
Deferred cost of revenue	54,948	59,306
Prepaid expenses and other current assets	18,258	17,937
Total current assets	404,594	407,699
Non-current portion of restricted cash and cash equivalents	2,071	2,390
Property and equipment, net	29,516	29,573
Intangible assets, net	10,993	13,289
Non-current portion of deferred cost of revenue	31,384	45,219
Other assets	41,304	39,839
Total assets	$519,862	$538,009
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85,300	$71,299
Accrued compensation	25,054	29,477
Current portion of deferred revenue	122,832	132,986
Other current liabilities	40,851	39,967
Total current liabilities	274,037	273,729
Non-current portion of deferred revenue	77,470	93,146
Long-term income taxes payable	21,724	24,104
Retirement benefit obligations	10,101	15,569
Other non-current liabilities	10,844	8,175
Total liabilities	394,176	414,723
Commitments and contingencies (Note 23)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 32,386 shares and 31,850 shares issued at December 30, 2011 and June 24, 2011, respectively	31	31
Additional paid-in capital	477,190	470,343
Treasury stock, at cost (749 shares at December 30, 2011 and June 24, 2011)	(4,912)	(4,912)
Accumulated other comprehensive income	1,039	573
Accumulated deficit	(347,662)	(342,749)
Total stockholders' equity	125,686	123,286
Total liabilities and stockholders' equity	$519,862	$538,009

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 30, 2011	December 24, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,913)	$(7,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,668	8,600
Share-based compensation	4,309	2,453
Impairment of investment in SGI Japan, Ltd.	—	2,904
Impairment on investments	—	1,151
Other	429	315
Changes in operating assets and liabilities:
Accounts receivable	(12,422)	(24,426)
Inventories	(36,570)	10,855
Deferred cost of revenue	17,892	(20,158)
Prepaid expenses and other assets	(894)	(3,422)
Accounts payable	13,120	(7,968)
Accrued compensation	(4,454)	(880)
Income taxes payable	(2,459)	609
Deferred revenue	(25,774)	6,780
Other liabilities	(1,730)	7,248
Net cash used in operating activities	(45,798)	(23,402)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,045)	(2,901)
Proceeds from sales of long-term investments	—	1,192
Proceeds from maturities of long-term investments	—	225
Other	(1,105)	(453)
Net cash used in investing activities	(5,150)	(1,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of restricted stock	(799)	(380)
Purchase of treasury stock	—	(3,890)
Proceeds from issuance of common stock upon exercise of stock options	1,783	227
Proceeds from issuance of common stock under employee stock purchase plan	1,554	980
Net cash provided by (used in) financing activities	2,538	(3,063)
Effect of exchange rate changes on cash and cash equivalents	716	—
Net decrease in cash and cash equivalents	(47,694)	(28,402)
Cash and cash equivalents-beginning of period	139,868	129,343
Cash and cash equivalents-end of period	$92,174	$100,941

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes paid	$1,059	$64

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS
The principal business of Silicon Graphics International Corp. ("SGI" or the "Company") is the design, manufacture and implementation of highly scalable compute servers, high-capacity storage systems and high-end computing and data management systems. The Company has significant global presence providing products and services either directly or through its distributors and channel partners. In addition to the broad line of mid-range to high-end computing servers, data storage and data center technologies, the Company provides global customer support and professional services related to these products. The Company's products are used by the scientific, technical and business communities to solve challenging data-intensive computing, data management and visualization problems. The vertical markets the Company serves include the federal government, defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, Internet, financial services, media and entertainment, and business intelligence and data analytics. The Company's headquarters is located in Fremont, California and its primary manufacturing facility is located in Chippewa Falls, Wisconsin.

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. The results for the interim periods are not necessarily indicative of results for the entire year or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 24, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on August 29, 2011.
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
Fiscal Year. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. The current fiscal year 2012 will be comprised of 53 weeks and will end on June 29, 2012. Fiscal year 2011 was comprised of 52 weeks and ended on June 24, 2011. The Company's fiscal quarters generally have 13 weeks ending on the last Friday of the respective period. The first quarter of fiscal year 2012 and fiscal year 2011 ended on September 30, 2011 and September 24, 2010, respectively. The three-month periods ended on September 30, 2011 and September 24, 2010 were comprised of 14 weeks or 98 days and 13 weeks or 91 days, respectively. The second quarter of fiscal year 2012 and fiscal year 2011 ended on December 30, 2011 and December 24, 2010, respectively; and each period was comprised of 13 weeks or 91 days.
In fiscal year 2012, the Company's fiscal quarters end on September 30, 2011 (first quarter), December 30, 2011 (second quarter), March 30, 2012 (third quarter) and June 29, 2012 (fourth quarter).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the six months ended December 30, 2011 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 24, 2011.
Recently Issued Accounting Standards.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This requirement under ASU 2011-05 should be applied retrospectively and is effective for the Company beginning in fiscal year 2013. The Company does not believe that the adoption of this guidance will have a material impact on the

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Company's consolidated financial statements.

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

	December 30, 2011
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Cash equivalents
U.S. treasuries	$10,531	$10,531	—	—	$10,531

	June 24, 2011
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Cash equivalents
Money market funds	$1,495	$1,495	$—	$—	$1,495
U.S. treasuries	15,534	15,534	—	—	15,534
Total cash equivalents	$17,029	$17,029	$—	$—	$17,029

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended December 30, 2011. The Company’s cash equivalents, consisting of U.S. treasuries as of December 30, 2011, are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices of the identical underlying securities in active markets.
As of December 24, 2010, the Company had an auction rate securities ("ARS") portfolio with a fair value of $6.2 million. The Company's ARS were classified within Level 3 of the fair value hierarchy. During the three months ended December 24, 2010, the Company sold one of its ARS and received approximately $1.2 million in cash proceeds. The fair value of the ARS was approximately $1.1 million at the time of the sale. As a result, the Company recognized a gain of approximately $0.1 million in its unaudited condensed consolidated statements of operations. For the six-month period ended December 24, 2010, the Company recognized a loss of $1.2 million in its unaudited condensed consolidated statements of operations due to an other-than-temporary impairment with respect to its entire ARS portfolio. As of December 30, 2011 and June 24, 2011, the Company had no investments in ARS as all of these securities have been sold during the year ended June 24, 2011.
The fair values of accounts receivable, accounts payable, and accrued liabilities due within one year approximates their carrying values because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
As of December 30, 2011 and June 24, 2011, the Company had no assets or liabilities measured at fair value on a nonrecurring basis.

5. INVENTORIES
Inventories consist of the following (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	December 30, 2011	June 24, 2011
Finished goods	$34,034	$15,788
Work in process	27,625	16,891
Raw materials	55,981	48,286
Total inventories	$117,640	$80,965

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 30, 2011	June 24, 2011
Value-added tax receivable	$7,461	$7,433
Deferred tax assets	1,678	1,815
Prepaid income taxes	1,146	1,542
Other prepaid and current assets	7,973	7,147
Total prepaid expenses and other current assets	$18,258	$17,937

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	December 30, 2011	June 24, 2011
Land	$799	$799
Building	12,080	11,562
Computer equipment and software	27,049	25,076
Manufacturing equipment	6,526	6,280
Leasehold improvements	8,196	8,214
Furniture and fixtures	3,412	3,307
Vehicles	32	30
Construction in progress	1,866	518
	59,960	55,786
Less accumulated depreciation and amortization	(30,444)	(26,213)
Total property and equipment, net	$29,516	$29,573
Depreciation and amortization expense for property and equipment, net was $2.4 million and $1.9 million for the three months ended December 30, 2011 and December 24, 2010, respectively. Depreciation and amortization expense for property and equipment, net was $4.8 million and $5.0 million for the six months ended December 30, 2011 and December 24, 2010, respectively.

8. INTANGIBLE ASSETS, NET
Intangible assets by major asset class consist of the following (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Intangible Asset Class	At December 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$7,245	$(3,696)	$3,549
Purchased technology	7,800	(4,189)	3,611
Customer backlog	10,664	(8,682)	1,982
Trademark/trade name portfolio	3,738	(1,997)	1,741
Patents & other	314	(204)	110
Total	$29,761	$(18,768)	$10,993

Intangible Asset Class	At June 24, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$6,900	$(2,990)	$3,910
Purchased technology	7,800	(3,271)	4,529
Customer backlog	10,497	(7,768)	2,729
Trademark/trade name portfolio	3,667	(1,612)	2,055
Patents & other	200	(134)	66
Total	$29,064	$(15,775)	$13,289
Intangible assets amortization expense was $1.3 million and $2.6 million in the three months ended December 30, 2011 and December 24, 2010, respectively. Intangible assets amortization expense was $2.9 million and $3.6 million in the six months ended December 30, 2011 and December 24, 2010, respectively.
As of December 30, 2011, expected amortization expense for all intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2012 (remaining six months)	$2,291
2013	3,839
2014	3,383
2015	543
2016	448
2017 and thereafter	489
Total amortization	$10,993

9. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 30, 2011	June 24, 2011
Long-term service inventory	$15,921	$15,520
Deferred tax assets	8,528	8,673
Restricted pension plan assets	7,727	8,211
Long-term refundable deposits	4,117	4,117
Other assets	5,011	3,318
Total other assets	$41,304	$39,839

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

10. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	December 30, 2011	June 24, 2011
Accrued sales and use tax payable	$11,577	$12,342
Deferred tax liabilities	6,602	6,602
Accrued warranty, current portion	4,836	4,805
Accrued professional services fees	4,580	3,959
Income taxes payable	1,236	1,315
Accrued restructuring	327	1,286
Other	11,693	9,658
Total other current liabilities	$40,851	$39,967

11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	December 30, 2011	June 24, 2011
Accrued warranty, non-current portion	$3,200	$2,773
Deferred tax liabilities	1,814	1,814
Other	5,830	3,588
Total other non-current liabilities	$10,844	$8,175

12. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Balance at beginning of period	$7,887	$3,519	$7,578	$4,386
Current period accrual	1,740	858	3,319	1,281
Warranty expenditures charged to accrual	(1,174)	(939)	(2,410)	(1,861)
Changes in accrual for pre-existing warranties	(417)	288	(451)	(80)
Balance at end of period	$8,036	$3,726	$8,036	$3,726

13. RESTRUCTURING ACTIVITY
Fiscal 2011 Restructuring Action
On February 18, 2011, management approved restructuring actions to reduce the Company's worldwide workforce to streamline operations and reduce operating expenses. The total amount expected to be incurred in connection with the restructuring activity was $4.4 million, all of which was incurred as of December 30, 2011. The total expense for the fiscal 2011 restructuring action was not significant during the three months ended December 30, 2011. The total fiscal 2011 restructuring expense for the six months ended December 30, 2011 was $0.1 million. The Company expects the remaining contractual obligations and employee severance of $0.3 million to be paid by the end of fiscal year 2013.
Activity in accrued restructuring for the fiscal 2011 restructuring action during the six months ended December 30, 2011

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

was as follows (in thousands):

Employee Terminations
Balance at June 25, 2010	$—
Costs incurred	4,296
Cash payments	(3,166)
Balance at June 24, 2011	1,130
Costs incurred	133
Cash payments	(388)
Balance at September 30, 2011	875
Costs incurred	(4)
Cash payments	(572)
Balance at December 30, 2011	$299
Fiscal 2010 Restructuring Action
On July 27, 2009, management approved restructuring actions to reduce the Company's European workforce and vacate certain facilities in Europe. The total amount expected to be incurred in connection with the restructuring activity was $6.0 million, all of which was incurred as of December 30, 2011. The Company expects the remaining contractual obligations and employee severance of $0.2 million to be substantially paid by the end of fiscal year 2012. The total expense for the fiscal 2010 restructuring action was $0.2 million and $0.8 million for employee related terminations for the three and six months ended December 24, 2010, respectively. The Company did not incur significant expenses related to the fiscal 2010 restructuring for the three and six months ended December 30, 2011.
Activity in accrued restructuring for the fiscal 2010 restructuring action during the six months ended December 30, 2011 was as follows (in thousands):

	Employee Terminations	Facilities Exit Costs	Total
Balance at June 26, 2009	$—	$—	$—
Costs incurred	4,590	630	5,220
Cash payments	(3,322)	(293)	(3,615)
Balance at June 25, 2010	1,268	337	1,605
Costs incurred	736	78	814
Cash payments	(1,752)	(269)	(2,021)
Balance at June 24, 2011	252	146	398
Costs incurred	—	—	—
Cash payments	(41)	(68)	(109)
Balance at September 30, 2011	211	78	289
Costs incurred	(19)	—	(19)
Cash payments	(39)	(53)	(92)
Balance at December 30, 2011	$153	$25	$178
All Restructuring Actions
The aggregate restructuring liability for the fiscal 2011 and fiscal 2010 restructuring actions was $0.5 million as of December 30, 2011, of which $0.3 million is included in other current liabilities and $0.2 million is included in other non-current liabilities in the accompanying unaudited condensed consolidated balance sheet.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

14. DEBT
Credit Facility
On December 5, 2011, the Company entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a feature that allows the Company to increase the revolver amount in the first 18 months of the credit facility up to $15.0 million to an aggregate principal amount of $50.0 million, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a $10.0 million letter of credit subfacility.
The availability of the aggregate principal amount of $35.0 million under the credit facility will fluctuate, generally monthly, based on eligible domestic accounts receivable and inventory due to a variety of factors including the Company's overall mix of sales and resulting accounts receivable with international and domestic customers, United States governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of the Company's accounts receivable. The credit facility contains financial covenants including, under certain conditions, maintaining a minimum fixed charge coverage ratio, as well as other non-financial covenants, including restrictions on declaring and paying dividends, and is secured by substantially all of the Company's assets. The credit facility terminates on December 5, 2016. Borrowings under the credit facility bear interest based on a rate of the Company's choice equal to either: 1) the LIBOR plus a margin of 2.50 percent per annum or 2) the base rate plus a margin of 1.75 percent per annum. The base rate is the greater of (a) the Federal Funds rate plus 0.50 percent, (b) the LIBOR rate plus 1.00 percent or (c) the prime rate of the financial institution. The LIBOR rate and the base rate are determined at the specified date preceding or at the time of the borrowing in accordance with the terms of the credit facility. In addition, unused line fees are payable on the credit facility at rates of 0.40 percent per annum.
As of December 30, 2011, the Company had no outstanding borrowings under this credit facility nor any outstanding letters of credit and was in compliance with all covenants.

15. SHARE-BASED COMPENSATION
During the three and six month periods ended December 30, 2011 and December 24, 2010, the Company granted stock options and restricted stock units to employees and non-employee directors under its 2005 Equity Incentive Plan and issued shares of the Company's common stock to participating employees under its 2005 Employee Stock Purchase Plan. Total share-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Cost of revenue	$385	$133	$667	$311
Research and development	507	117	1,022	279
Sales and marketing	439	236	800	445
General and administrative	909	775	1,820	1,418
Total share-based compensation expense	$2,240	$1,261	$4,309	$2,453
Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Option Plans Shares
Risk-free interest rate	0.8%	1.1%	1.1%	1.4%
Volatility	65.0%	53.2%	74.3%	53.8%
Weighted average expected life (in years)	4.46	4.80	4.64	4.80
Expected dividend yield	—	—	—	—
Weighted average fair value	$6.15	$3.35	$8.34	$3.16

ESPP Plan shares
Risk-free interest rate	0.1%	0.3%	0.1%	0.3%
Volatility	80.0%	51.0%	80.0%	51.0%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	—	—	—	—
Weighted average fair value	$6.43	$2.32	$6.43	$2.32
Stock Option Activity
A summary of stock option activity for the six months ended December 30, 2011 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 24, 2011	3,121,082	$10.40
Options granted	638,000	14.34
Options exercised	(173,945)	10.25
Options cancelled	(130,286)	10.18
Balance at December 30, 2011	3,454,851	$11.14	6.93	$7,226
Vested and expected to vest at December 30, 2011	3,183,463	$11.12	6.78	$6,670
Exercisable at December 30, 2011	2,094,537	$11.43	5.96	$3,852
The total intrinsic value of options exercised in the six months ended December 30, 2011 and December 24, 2010 was $0.9 million and $0.2 million, respectively. The total fair value of shares vested during the six months ended December 30, 2011 and December 24, 2010 was $1.4 million and $2.2 million, respectively.
As of December 30, 2011, there was $3.8 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.4 years.
Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the six months ended December 30, 2011:

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Number of Shares
Balance at June 24, 2011	544,618
Awarded	370,650
Released	(159,833)
Forfeited	(38,415)
Balance at December 30, 2011	717,020
Vested and expected to vest at December 30, 2011	528,031
As of December 30, 2011, there was $4.3 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 3.0 years.
RSUs are converted into common stock upon vesting. Upon the vesting of RSUs, the Company generally withholds a portion of the shares to cover applicable taxes and decreases the shares issued to the employee by a corresponding value. The withholding tax obligations are based upon the fair market value of the Company’s common stock on the vesting date. The number and the value of the shares withheld for tax purposes are summarized in the table below (in thousands except share amounts):

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
RSUs shares withheld for taxes	27,665	30,222	57,031	53,097
RSUs amounts withheld for taxes	$397	$234	$818	$389
Employee Stock Purchase Plan
At December 30, 2011, the total unrecognized compensation cost related to rights to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $1.5 million. This cost will be amortized on a straight-line basis over approximately 1.6 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the three and six months ended December 30, 2011 and December 24, 2010.

	December 30, 2011	December 24, 2010
Shares issued	259,347	221,823
Weighted-average purchase price per share	$5.99	$4.42

16. STOCKHOLDERS' EQUITY
Stock Repurchase Program
In February 2009, the Company's Board of Directors approved a stock repurchase program of up to $40.0 million of the Company's common stock. Under the program, the Company is authorized to purchase shares of common stock through open market transactions until such authority is revoked by the Board of Directors. As of December 30, 2011, the Company held in treasury 748,795 shares for a total of $4.9 million. No shares of outstanding common stock were repurchased during the three and six months ended December 30, 2011. As of December 30, 2011, $35.1 million remained available for future repurchases under the stock repurchase program.
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
Accumulated Other Comprehensive Income
The following table summarizes the components of accumulated other comprehensive income as of December 30, 2011

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

and June 24, 2011 (in thousands):

	December 30, 2011	June 24, 2011
Cumulative translation adjustment	$1,363	$741
Losses on pension assets	(324)	(168)
Accumulated other comprehensive income	$1,039	$573
Comprehensive Income (Loss)
Comprehensive income (loss) for the three and six months ended December 30, 2011 and December 24, 2010 were as follows (the related tax effects of these components of comprehensive loss were not material):

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Net income (loss)	$(2,256)	$3,724	$(4,913)	$(7,463)
Change in cumulative translation adjustment	(377)	—	622	—
Change in unrealized loss on pension assets	(156)	—	(156)	—
Change in unrealized loss on investments	—	—	—	1,355
Comprehensive income (loss)	$(2,789)	$3,724	$(4,447)	$(6,108)

17. EARNINGS PER SHARE
Basic and diluted net loss per common share is computed by dividing unaudited consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing unaudited consolidated net income by the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the ESPP. Potentially dilutive common shares are excluded when the effect would be to reduce a net loss per share. As the Company had a net loss in the three and six months ended December 30, 2011 and in the six months ended December 24, 2010, basic and diluted net loss per share are the same for these periods.
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended December 30, 2011 and December 24, 2010 (in thousands, except per share amount):

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Numerator:
Net income (loss)	$(2,256)	$3,724	$(4,913)	$(7,463)

Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share
Basic	31,604	30,321	31,448	30,429
Dilutive potential common shares	—	515	—	—
Diluted	31,604	30,836	31,448	30,429

Net income (loss) per share
Basic	$(0.07)	$0.12	$(0.16)	$(0.25)
Diluted	$(0.07)	$0.12	$(0.16)	$(0.25)

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

The following potential common shares have been excluded from the basic net loss per share calculations, as their effect would have been anti-dilutive (in thousands)

	At period end
	December 30, 2011	December 24, 2010
Options and RSUs	4,172	4,224
For the three months ended December 24, 2010, 2.3 million shares of options and restricted stock units were excluded from the calculation of diluted net income per share, as their effect would have been anti-dilutive.

18. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
German Plan
The net periodic benefit cost of the German plan was comprised of the following components (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Net periodic benefit cost
Interest expense	$135	$133	$276	$257
Service cost	30	30	61	58
Expected return on plan assets	(21)	(22)	(43)	(43)
Net periodic benefit cost	$144	$141	$294	$272
Japan Plan
In October 2011, SGI Japan, Ltd ("SGI Japan"), its employees, and the Japanese Ministry of Health, Labor and Welfare approved an action to change SGI Japan's retirement benefit plan effective October 1, 2011 in accordance with the Defined Benefit Corporate Pension Law and Defined Contribution Corporate Pension Law of 2001 (the "Acts"). SGI Japan shifted a portion of its defined benefit plan to a defined contribution plan and modified the terms of its defined benefit plan in accordance with the Acts. The change in the retirement benefit plan reduced SGI Japan's retirement benefit obligation and resulted in a gain from curtailment of $1.3 million and a loss from settlement of $1.0 million. In addition, SGI Japan will increase its employer contribution to the defined benefit plan and defined contribution plan to fund the underfunded portion of the retirement benefit obligation as required under the Acts.
The net periodic benefit cost of the Japan plan was comprised of the following components (in thousands):

	Three Months Ended	Six Months Ended
	December 30, 2011	December 30, 2011
Net periodic benefit cost
Service cost	$153	$455
Interest expense	26	77
Expected return on plan assets	(24)	(50)
Loss on settlement	992	992
Gain from curtailment	(1,265)	(1,265)
Net periodic benefit cost	$(118)	$209

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

19. INCOME TAXES
The Company recorded a tax expense of $0.1 million and a tax benefit of $0.6 million for the three and six months ended December 30, 2011, respectively. The net tax benefit was primarily comprised of tax liability computed based on the Company’s foreign projected financial results for the year ending June 29, 2012 offset by the reversals of unrecognized tax benefits including related interest. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 30, 2011 primarily due to tax expense incurred by the Company's foreign subsidiaries with operating income, offset by the release of the unrecognized tax benefits due to lapse of statute of limitations, benefits from reversals of previously accrued taxes in foreign jurisdictions and benefit from utilization of net operating losses not previously recognized.
The Company recorded a tax expense of $0.7 million and $1.4 million for the three and six months ended December 24, 2010, respectively. The tax expense was computed based on the Company's projected financial results for the year ending June 24, 2011 and amounts related to unrecognized tax benefits and interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months and six months ended December 24, 2010 primarily due to domestic operating losses generated from which the Company does not benefit, tax expense incurred by the Company's foreign subsidiaries with operating income, and a tax expense of $1.3 million from the Company's unrecognized tax benefits and related interest recorded during the period.
As of December 30, 2011, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $20 million of gross unrecognized tax benefit as of December 30, 2011, of which $7.6 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of December 30, 2011, the Company also had approximately $14.1 million of interest, penalties and foreign currency differences attributable to the gross unrecognized tax benefits. The Company does not expect that the total unrecognized tax benefits will significantly increase or decrease in the next 12 months.

20. SEGMENT INFORMATION
Commencing in the quarter ended September 30, 2011, the Company started managing its business primarily on a geographical basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the location of its sales and service employees generating revenue, to be the Americas, Europe, and Asia-Pacific operations. The Americas segment includes both North and South America. The Europe segment ("EMEA") includes European countries, as well as the Middle East and Africa ("EMEA"). The Asia-Pacific segment ("APJ") includes Australia, Japan, and all other Asian countries. The segment information for the three and six months ended December 24, 2010 has been presented to reflect the new reporting segments.
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
Segment Results
Summary information by operating segment for the three and six months ended December 30, 2011 and December 24, 2010 is as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Total revenue
Americas	$109,721	$111,745	$222,113	$197,716
APJ	56,873	21,677	96,979	30,328
EMEA	28,620	44,102	55,017	62,374
Total revenue	$195,214	$177,524	$374,109	$290,418

Product revenue
Americas	$88,429	$85,677	$177,485	$145,491
APJ	34,090	18,790	55,891	24,901
EMEA	20,524	35,683	38,619	46,560
Total product revenue	$143,043	$140,150	$271,995	$216,952

Service revenue
Americas	$21,292	$26,068	$44,628	$52,225
APJ	22,783	2,887	41,088	5,427
EMEA	8,096	8,419	16,398	15,814
Total service revenue	$52,171	$37,374	$102,114	$73,466

Operating profit (loss)
Americas	$1,868	$11,971	$1,735	$7,637
APJ	1,883	1,501	1,961	477
EMEA	(5,699)	(4,515)	(8,012)	(10,240)
Total operating profit (loss)	$(1,948)	$8,957	$(4,316)	$(2,126)
The Company derives the results of the business segments directly from its internal management reporting system. The presentation of our revenue for segment information purpose differs from the accompanying unaudited condensed consolidated statement of operations. The segment information is presented on the basis which the Company's CODM evaluates the performance of its operating segments. The combined product and service revenue is allocated to product and service revenue on a contractual basis for segment information purposes.
The Company's assets are located primarily in the United States and are not allocated to any specific region. The Company does not measure the performance of its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenue and operating profit (loss).
Customer information
For the three months ended December 30, 2011, Amazon.com, Inc. ("Amazon") and various agencies of the U.S. Government (collectively, the "U.S. Government") accounted for approximately 12% and 10% of the Company's revenue, respectively. For the six months ended December 30, 2011, Amazon accounted for approximately 15% of the Company's revenue. For the three and six months ended December 24, 2010, Amazon accounted for approximately 10% and 12% of the Company's revenue, respectively. No other customers accounted for 10% or more of the Company's revenue for the three and six months ended December 30, 2011 and December 24, 2010.
At December 30, 2011, a customer from the APJ segment accounted for approximately 14% of the Company's accounts receivable. At June 24, 2011, Amazon, another customer, and the U.S. Government, all customers from the Americas segment, accounted for approximately 13%, 12% and 11% of the Company's accounts receivable, respectively. No other single customer accounted for 10% or more of the Company's trade accounts receivable at December 30, 2011 and June 24, 2011.
Geographic Information
International sales to Japan, the only single foreign country which accounted for ten percent or more of revenues, were

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

$41.9 million or 21% and $75.2 million or 20% of revenues for the three and six months ended December 30, 2011, respectively. No other individual foreign country’s revenue accounted for 10% or more of revenues in the three and six months ended December 30, 2011 and December 24, 2010.

21. RELATED PARTY TRANSACTIONS
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
Prior to March 10, 2011, the Company recognized product revenue and cost of product revenue from sales to SGI Japan. Product revenue and cost of product revenue from sales to SGI Japan for the three and six months ended December 24, 2010 were as follows (in thousands):

	Three months ended	Six Months Ended
	December 24, 2010	December 24, 2010
Product revenue	$8,672	$12,689
Cost of product revenue	$5,695	$8,105

22. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at December 30, 2011 was $3.2 million for which the Company has $2.9 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

23. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain real and personal property under non-cancelable operating leases. The Company leases its facilities and office buildings under operating leases that expire at various dates through March 2017. Certain leases also contain escalation and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized using the straight-line method over the term of the lease. In addition to the minimum future lease commitments presented below, the leases generally require that the Company pay property taxes, insurance, maintenance and repair costs. Also, under certain leases, the Company is granted an option to terminate the lease early by providing an advance notice and paying an early termination fee. The Company does not intend to terminate the leases early and hence the future minimum operating lease commitments disclosed herein consist of the total lease payments through the end of the initial lease terms. Personal property under operating leases is comprised primarily of automobiles and office equipment.
Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Fiscal Year
2012 (remaining six months)	$5,723
2013	7,924
2014	3,790
2015	1,345
2016	776
2017 and thereafter	—
Total	$19,558

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Rent expense for the three months ended December 30, 2011 and December 24, 2010 was $2.0 million and $1.4 million, respectively. Rent expense for the six months ended December 30, 2011 and December 24, 2010 was $4.1 million and $2.8 million, respectively.
Purchase Commitments
In connection with supplier agreements, the Company has unconditional purchase obligations that include agreements to purchase certain units of inventory and non-inventory items through fiscal year 2012. These purchase obligations are generally enforceable and legally binding on the Company and specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of December 30, 2011, the outstanding non-cancelable purchase commitments totaled $18.4 million and are due in the next twelve months.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 30, 2011. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of December 30, 2011.
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
On May 1, 2007, Silicon Graphics, Inc., the predecessor company that the Company acquired in May 2009 (“Legacy SGI") received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. The Company assumed this claim in connection with its acquisition of Legacy SGI assets, and is currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.4 million based on the conversion rate on December 30, 2011) plus interest and costs. On February 29, 2008, the Company filed its reply as well as a counter claim for a sum of INR 27,453,007 ($0.5 million based on the conversion rate on December 30, 2011) plus interest and costs. The proceeding has commenced, witness testimony is now complete and the parties have been instructed to submit arguments by March 15, 2012. The Company cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
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
The Company is not aware of any pending disputes, including those disputes and settlements described above, that would

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

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

24. SUBSEQUENT EVENTS
Credit Facility
On January 3, 2012, the Company borrowed $15.0 million from its senior secured credit facility. The amount borrowed will bear interest at a rate of 2.80% annually. As of February 8, 2012, the remaining amount available to borrow under the credit facility is approximately $11.0 million. See Note 14 "Debt" for more information regarding the credit facility.

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
“Silicon Graphics,” “SGI,” "Altix," "ArcFiniti," "COPAN," “ICE Cube,” “SGI UV,” and the “Silicon Graphics” logo are trademarks or registered trademarks of Silicon Graphics International Corp. or its subsidiaries in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.
Overview
SGI is the global leader in technical computing. We are focused on helping customers solve their most demanding business and technology challenges by delivering large-scale computing and storage, high-performance compute and storage, and data center solutions. We develop, market, and sell a broad line of low-cost, mid-range and high-end computing servers and data storage products, as well as differentiating software. We sell data center infrastructure products purpose-built for large-scale data center deployments. In addition, we provide global customer support and professional services related to our products. We enable enterprises to meet their computing and storage requirements at a lower total cost of ownership and provide them greater flexibility and scalability. We are also a leading developer of enterprise class, high-performance features for the Linux operating system that provide our customers with a standard Linux operating environment combined with our differentiated capabilities that are designed to improve performance, simplify system management, and provide a more robust development environment.
Our compute and storage products are comprised of:

•
compute solutions ranging from scalable entry-level solutions to hyper-scale, cloud, and large-scale data center solutions that include scale up, scale out and workgroup servers. Our design-to-order processes ensure the solutions are tailored to the customer's computing environment, are optimized to support their specific applications, and are ready for immediate use;

•
SGI® UV™ (formerly known as SGI® Altix® UV), which we believe is the world's fastest and most scalable shared memory supercomputer family, scales from 32 to 2,560 cores and supports up to 16 terabytes of global shared memory in a single system image;

•
SGI® ICE X™ platform (formerly known as SGI® Altix® ICE) is the next generation of the world's fastest distributed memory platform for over three years running, delivering up to 2,304 processor cores - over 22 teraflops of compute power - per rack, easily scaling from 36 to tens of thousands of nodes to address the most challenging compute problems;

•	storage solutions ranging from cloud, high performance, and high density storage solutions which include integrated storage servers and active archive systems; and

•	a comprehensive range of software suites optimized to increase efficiency, performance, and manageability of our compute and storage solutions or software applications.
Our current business strategy includes diversifying our business by customer, by industry, and by geography while focusing on technical computing. We believe that these multiple paths to growth will create a strong foundation for our business in the long term.
Technical computing
We remain focused on expanding our opportunities within the technical computing market. We are focused on scientific and commercial high-performance computing, or HPC, public and private clouds, persistent and real time data storage, and emerging Big Data opportunities. The barriers to enter the technical computing market are high and the technical computing marketplace requires the ability to translate complex customer requirements into architected, ready-to-deploy solutions with an expert sales force. Customer trust and proven relationships, deep technical and scientific domain expertise, strategic industry partnerships, expertise across many vertical industry markets, global delivery capabilities, and products designed at extremes of scale and speed are all key criteria for competing in the technical computing market. We have a strong track record of driving innovation in this market.
In fiscal 2011, we introduced new product offerings, including ArcFiniti™ and ICE Cube® AIR products. During the second quarter of fiscal year 2012, we introduced our innovative new SGI® ICE X™ HPC platform. SGI ICE X is the fifth-generation of our SGI ICE platform, and we believe that it is the most flexible supercomputer in the industry for addressing a wide range of applications and customer needs. We also continue to sell our SGI® UV™ and other storage products.
Diversifying our business
On March 9, 2011, we acquired the remaining outstanding shares of SGI Japan, Ltd. ("SGI Japan") that we did not previously own and SGI Japan became our wholly-owned subsidiary. We acquired SGI Japan to serve as a strategic entry into the large technical computing market of Japan and to enable us to extend our global reach, accelerate growth opportunities, and strengthen the relationships with our partners and customers in Japan.
Our revenue mix by geography shows that we are expanding our international presence with EMEA and APJ segment increasing to 44% of total revenue in the three months ended December 30, 2011 compared to 37% of total revenue in the three months ended December 24, 2010. In addition, our customer base continues to expand in various sectors, including the public, cloud and manufacturing sectors.
Change in Segment Reporting
In the quarter ended September 30, 2011, we started managing our business primarily on a geographic basis. Our reportable operating and reporting segments consist of the Americas, Europe, and Asia-Pacific operations. The Americas segment includes both North and South America. The Europe segment ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment ("APJ") includes Australia, Japan, and other Asian countries. Each operating segment provides similar hardware and software products and similar services. We do not aggregate any of the operating segments in determining our reporting segments. Prior to this change, we reported our operating segments as product and service segments.
Credit facility
In December 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of up to$35.0 million. The credit facility includes a $10.0 million letter of credit subfacility. We intend to used the credit facility to primarily fund our working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs.
As of December 30, 2011, we had no outstanding borrowings under this credit facility nor any outstanding letter of credit. Subsequent to our quarter end, we borrowed $15.0 million from the credit facility to fund working capital for several very large sales contracts.
Restructuring action in Europe
As announced on February 7, 2012, we are planning and evaluating a restructuring plan in our European region, which we expect to execute in the third quarter of fiscal 2012 to address high fixed operating costs in the region.

Results of Operations
Summarized below are the results of our operations for the three and six months ended December 30, 2011 as compared to the three and six months ended December 24, 2010.
Financial Summary

•	Revenue increased $17.7 million or 10% in the three months ended December 30, 2011 compared to the three months ended December 24, 2010. In addition, revenue increased $83.7 million or 29% in the six months ended December 30, 2011 from $290.4 million in the six months ended December 24, 2010. Our higher revenue in both periods resulted primarily from an increase in revenue in our APJ region due to our acquisition of SGI Japan in March 2011 and increase in our Americas region due to an increase in product sales, offset by a decrease in product revenue in our EMEA region and a decline in our service revenue attributable to lower support services revenue as our new products replace our installed base of older generation products.

•
Our overall gross margin decreased by 275 basis points from 29.5% in the three months ended December 24, 2010 to 26.7% in the three months ended December 30, 2011. Also, our overall gross margin slightly decreased by 67 basis points from 28.7% in the six months ended December 24, 2010 to 28.0% in the six months ended December 30, 2011. This change in overall gross margin is due to decreased product and service gross margin, as a result of competitive pricing pressures in our EMEA region, as well as overall declines in product gross margins due to a product mix shift to lower margin products. The decline in our service gross margins was largely as a results of lower support services revenue as our new products replace our installed base of older generation products with higher margin support contracts.

•
Total operating expense increased for the three months and the six months ended December 30, 2011 as compared to the three months and six months ended December 24, 2010, due to the acquisition of SGI Japan in March 2011.

Revenue, cost of revenue, gross profit and gross margin
As a result of the change in our operating segments commencing in the quarter ended September 30, 2011, we presented information for the three and six months ended December 24, 2010 on the basis of the new reportable segments. For additional information relating to our segment information, see Note 20 to our unaudited condensed financial statements in this Form 10-Q.
The following table presents revenue by operating segment for the three and six months ended December 30, 2011 and December 24, 2010 (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 30, 2011	December 24, 2010	$	%	December 30, 2011	December 24, 2010	$	%
Total revenue
Americas	$109,721	$111,745	$(2,024)	(2)%	$222,113	$197,716	$24,397	12%
APJ	56,873	21,677	35,196	162%	96,979	30,328	66,651	220%
EMEA	28,620	44,102	(15,482)	(35)%	55,017	62,374	(7,357)	(12)%
Total revenue	$195,214	$177,524	$17,690	10%	$374,109	$290,418	$83,691	29%

Product revenue
Americas	$88,429	$85,677	$2,752	3%	$177,485	$145,491	$31,994	22%
APJ	34,090	18,790	15,300	81%	55,891	24,901	30,990	124%
EMEA	20,524	35,683	(15,159)	(42)%	38,619	46,560	(7,941)	(17)%
Total product revenue	$143,043	$140,150	$2,893	2%	$271,995	$216,952	$55,043	25%

Service revenue
Americas	$21,292	$26,068	$(4,776)	(18)%	$44,628	$52,225	$(7,597)	(15)%
APJ	22,783	2,887	19,896	689%	41,088	5,427	35,661	657%
EMEA	8,096	8,419	(323)	(4)%	16,398	15,814	584	4%
Total service revenue	$52,171	$37,374	$14,797	40%	$102,114	$73,466	$28,648	39%
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
Segment Operating Performance
Americas
Revenue decreased $2.0 million or 2% to $109.7 million in the three months ended December 30, 2011 from $111.7 million in the three months ended December 24, 2010. The decrease in Americas revenue was driven by lower service revenue partially offset by an increase in product revenue. Product revenue increased by $2.8 million driven by the strength in sales of our scale out servers, storage products, and other third party products. This increase in product revenue was offset by a decrease in service revenue of $4.8 million due in part to replacement of our installed base of older generation product with our current products. In addition, our service revenue was impacted by competitive pricing and economic challenges. The Americas segment represented 56% and 63% of the total revenue in the three months ended December 30, 2011 and December 24, 2010, respectively.
Revenue increased $24.4 million or 12% to $222.1 million in the six months ended December 30, 2011 from $197.7 million in the six months ended December 24, 2010. The increase in Americas revenue was driven by higher product revenue partially offset by a decline in service revenue. Product revenue increased by $32.0 million driven by the strength in sales of our scale out servers. Service revenue decreased $7.6 million despite having one additional week in the six months ended December 30, 2011 compared to the six months ended December 24, 2010. The decline in our service revenue is due in part to replacement of our installed base of older generation product with our current products. The Americas segment represented 59% and 68% of the total revenue in the six months ended December 30, 2011 and December 24, 2010, respectively.
APJ
Revenue increased $35.2 million or 162% to $56.9 million in the three months ended December 30, 2011 from $21.7 million in the three months ended December 24, 2010. Our higher revenue in APJ is primarily due to the acquisition of SGI Japan in March 2011, which contributed $41.9 million of revenue in the three months ended December 30, 2011. Our revenue for the three months ended December 30, 2011 is comprised of $34.1 million from product sales and $22.8 million from services compared to product and service revenue of $18.8 million and $2.9 million, respectively, for the three months ended December 24, 2010. The APJ segment represented 29% and 12% of the total revenue in the three months ended December 30, 2011 and December 24, 2010, respectively.
Revenue increased $66.7 million or 220% to $97.0 million in the six months ended December 30, 2011 from $30.3 million in the six months ended December 24, 2010. Our higher revenue in APJ is primarily due to the acquisition of SGI Japan in March 2011, which contributed $75.2 million of revenue in the six months ended December 30, 2011. Our revenue for the six months ended December 30, 2011 is comprised of $55.9 million from product sales and $41.1 million from services compared to product and service revenue of $24.9 million and $5.4 million, respectively, for the six months ended December 24, 2010. The APJ segment represented 26% and 10% of the total revenue in the six months ended December 30, 2011 and December 24, 2010, respectively.
EMEA
Revenue decreased $15.5 million or 35% to $28.6 million in the three months ended December 30, 2011 from $44.1 million in the three months ended December 24, 2010. The decrease in revenue is primarily attributable to a decrease in product revenue of $15.2 million as a result of lower server and storage sales, as well as lower pricing due to competitive pressures in the region. The EMEA segment represented 15% and 25% of the total revenue in the three months ended December 30, 2011 and December 24, 2010, respectively.
Revenue decreased $7.4 million or 12% to $55.0 million in the six months ended December 30, 2011 from $62.4 million in the six months ended December 24, 2010. The decrease in revenue is primarily attributable to a decrease in product revenue of $7.9 million as a result of lower server and storage sales, as well as lower pricing due to competitive pressures in the region. This decrease was partially offset by an increase in service revenue of $0.6 million due to one additional week in the six months ended December 30, 2011 compared to the six months ended December 24, 2010. The EMEA segment represented 15% and 22% of the total revenue in the six months ended December 30, 2011 and December 24, 2010, respectively.
Cost of revenue and gross profit

Cost of revenue and gross profit for the three and six months ended December 30, 2011 and December 24, 2010 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 30, 2011	December 24, 2010	$	%	December 30, 2011	December 24, 2010	$	%

Cost of product revenue	$112,316	$106,803	$5,513	5%	$212,084	$168,263	$43,821	26%
Cost of service revenue	30,715	18,392	12,323	67%	57,204	38,829	18,375	47%
Total cost of revenue	$143,031	$125,195	$17,836	14%	$269,288	$207,092	$62,196	30%

Product gross profit	30,727	33,347	(2,620)	(8)%	59,911	48,689	11,222	23%
Service gross profit	21,456	18,982	2,474	13%	44,910	34,637	10,273	30%
Total gross profit	$52,183	$52,329	$(146)	—%	$104,821	$83,326	$21,495	26%

Product gross margin	21.5%	23.8%			22.0%	22.4%
Service gross margin	41.1%	50.8%			44.0%	47.1%
Total gross margin	26.7%	29.5%			28.0%	28.7%
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
Our cost of product revenue and gross profit are impacted by price changes, product configuration, revenue mix and product material costs. Our cost of service revenue and gross margin are impacted by timing of support service initiations and renewals as well as incremental investments in our customer support infrastructure. Our headcount in the manufacturing and services organization increased by 68 employees from 581 employees at December 24, 2010 to 649 employees at December 30, 2011, primarily due to the acquisition of SGI Japan, which added to our headcount in the services organization.
Overall gross profit slightly decreased by $0.1 million to $52.2 million in the three months ended December 30, 2011 from $52.3 million in the three months ended December 24, 2010. Overall gross margin decreased to 26.7% in the three months ended December 30, 2011 from 29.5% in the three months ended December 24, 2010. Our gross profit and gross margin decreased due to competitive pricing pressures, as well as unfavorable product mix shifts resulting in lower margin sales.
Overall gross profit increased $21.5 million or 26% to $104.8 million in the six months ended December 30, 2011 from $83.3 million in the six months ended December 24, 2010 due to increased revenue. Gross margin slightly decreased to 28.0% in the six months ended December 30, 2011 from 28.7% in the six months ended December 24, 2010 due to competitive pricing pressures, as well as unfavorable product mix shifts resulting in lower margin on sales.
Product gross profit decreased $2.6 million or 8% to $30.7 million in the three months ended December 30, 2011 from $33.3 million in the three months ended December 24, 2010. Product gross margin decreased to 21.5% in the three months ended December 30, 2011 from 23.8% in the three months ended December 24, 2010. Our product gross profit and product gross margin decreased as a result of unfavorable product mix shifts to lower margin sales and competitive pricing pressures.
Product gross profit increased $11.2 million or 23% in the six months ended December 30, 2011. Product gross margin decreased to 22.0% in the three months ended December 30, 2011 from 22.4% in the three months ended December 24, 2010, as a result of unfavorable product mix shifts to lower margin sales in the second quarter of fiscal year 2012.
Service gross profit increased $2.5 million or 13% and $10.3 million or 30% in the three and six months ended December 30, 2011, respectively, compared with the same periods in the last fiscal year. Service gross margin decreased by 966 basis points and 317 basis points in the three and six months ended December 30, 2011, respectively, compared with the same periods last fiscal year. The decrease is primarily attributable to lower support revenue as our new products replace our installed base of older generation products with higher margin support contracts, resulting in an unfavorable shift in our service gross margin.
Operating Expenses
Operating expenses for the three and six months ended December 30, 2011 and December 24, 2010 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 30, 2011	December 24, 2010	$	%	December 30, 2011	December 24, 2010	$	%

Research and development	$16,255	$13,415	$2,840	21%	$32,445	$27,168	$5,277	19%
Sales and marketing	23,100	18,021	5,079	28%	44,898	32,959	11,939	36%
General and administrative	14,799	11,770	3,029	26%	31,684	24,524	7,160	29%
Restructuring	(23)	166	(189)	(114)%	110	801	(691)	(86)%
Total operating expense	$54,131	$43,372	$10,759	25%	$109,137	$85,452	$23,685	28%
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
Research and development expense increased $2.8 million or 21% to $16.3 million in the three months ended December 30, 2011 from $13.4 million in the three months ended December 24, 2010. The increase in research and development expense is primarily due to increased headcount, from our acquisitions of SGI Japan, as well as additional headcount as we continue to invest in research and development activities. Our headcount in research and development increased by 45 employees from 278 employees as of December 24, 2010 to 323 employees as of December 30, 2011. As a result of increased headcount, compensation and related expenses increased $1.3 million during the three months ended December 30, 2011. Other research and development expenses increased as a result of an increase of $1.3 million in materials and supplies used in prototypes for development of new products and an increase of $0.4 million of share-based compensation expense due to a larger number of equity awards granted during the fiscal year resulting from our increased headcount as well as for employee retention purposes.
Research and development expense increased $5.3 million or 19% to $32.4 million in the six months ended December 30, 2011 from $27.2 million in the six months ended December 24, 2010 is primarily due to increased headcount from our acquisition of SGI Japan, as well as additional headcount as we continue to invest in research and development activities. As a result of increased headcount, compensation and related expenses increased $3.0 million during the three months ended December 30, 2011. Other research and development expenses increased in connection with an increase of $1.3 million in materials and supplies used in prototypes for development of new products and an increase of $0.7 million in share-based compensation expense due to a larger number of equity awards granted during the period resulting from our increased headcount, as well as encouraging employee retention.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense increased $5.1 million or 28% to $23.1 million in the three months ended December 30, 2011 from $18.0 million in the three months ended December 24, 2010. This increase was primarily due to an increase in our compensation and related expenses of $5.3 million during the three months ended December 30, 2011. Compensation and related expenses increased due to increase in headcount, as well as increase in commissions expense as a result of achievement of sales commission targets. Our headcount in sales and marketing increased by 110 employees from 247 employees as of December 24, 2010 to 357 employees as of December 30, 2011, primarily due to the acquisition of SGI Japan in March 2011. Other expenses increased as a result of an increase in travel and marketing related expenses of $0.6 million, facility related expenses of $0.5 million, and share-based compensation expense of $0.2 million. The increase in these expenses is partially offset by a decrease in intangible amortization expense of $1.3 million.
Sales and marketing expense increased $11.9 million or 36% to $44.9 million in the six months ended December 30, 2011 from $33.0 million in the six months ended December 24, 2010. This increase was primarily due to an increase in compensation and related expenses of $10.3 million during the six months ended December 30, 2011. In addition, travel and marketing related expenses increased our expense by $1.2 million, facility related expenses increased by $0.8 million. The increase in these expenses is partially offset by a decrease in intangible amortization expense of $0.7 million.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, bad debt expense, share-based compensation, and facilities and information technology costs.
General and administrative expense increased $3.0 million or 26% to $14.8 million in the three months ended December 30, 2011 from $11.8 million in the three months ended December 24, 2010 due to an increase in headcount as a result of our acquisition of SGI Japan in March 2011. Total headcount in general and administrative increased by 41 employees from 193 employees as of December 24, 2010 to 234 employees as of December 30, 2011. Compensation and related expenses increased by $1.0 million. Further, facility related expenses, including property and other taxes, increased by $0.5 million, recruiting costs increased by $0.6 million, and other expenses increased $0.7 million, including professional fees and purchases of small equipment and supplies.
General and administrative expense increased $7.2 million or 29% to $31.7 million in the six months ended December 30, 2011 from $24.5 million in the six months ended December 24, 2010 due to increase in headcount as a result of our acquisition of SGI Japan in March 2011. Compensation related expenses increased by $2.5 million, professional fees, including legal related expenses, increased by $1.4 million, facility related expenses, including property and other taxes, increased by $0.9 million, recruiting costs increased by $0.9 million, purchases of small equipment and supplies increased by $0.6 million, share-based compensation expense increased by $0.4 million, and travel related expenses increased by $0.3 million.
Restructuring. On February 18, 2011, management approved the 2011 restructuring action as part of a worldwide workforce reduction to streamline operations and reduce operating expenses. Prior to this action, on July 27, 2009, management approved the 2010 restructuring action to reduce our European workforce and vacate certain facilities.
Restructuring expense for the three months ended December 30, 2011 related to these actions was not significant. For the six months ended December 30, 2011, total restructuring expense was $0.1 million. For the three and six months ended December 24, 2010, restructuring expense was $0.2 million and $0.8 million, respectively. As a result of the restructuring actions undertaken, we anticipate future cash outflow of $0.5 million, which will be fully paid in fiscal year 2013.
Total other expense, net
Total other income (expense), net for the three months ended December 30, 2011 and December 24, 2010 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 30, 2011	December 24, 2010	$	%	December 30, 2011	December 24, 2010	$	%

Interest income (expense), net	$74	$96	$(22)	(23)%	$(24)	$226	$(250)	(111)%
Other expense, net	(285)	(4,595)	4,310	(94)%	(1,143)	(4,180)	3,037	(73)%
Total other income, net	$(211)	$(4,499)	$4,288	(95)%	$(1,167)	$(3,954)	$2,787	(70)%
Interest income (expense), net. Interest income, net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds, U.S. treasury bills, and auction rate securities ("ARS") as well as interest expense relating to certain tax payments. The decrease in interest income, net was not significant in the three months ended December 30, 2011 compared to the three months ended December 24, 2010. Interest income, net decreased in the six months ended December 30, 2011 compared to the six months ended December 24, 2010 as a result of the sale of our ARS in fiscal year 2011 as well as expenses relating to certain tax payments that we recorded in the six months ended December 30, 2011.
Other expense, net. Other expense, net during the three months ended December 30, 2011 consisted primarily of foreign exchange losses of $0.4 million primarily as a result of the strengthening of the U.S. Dollar against the Euro compared to foreign exchange losses of $1.7 million during the three months ended December 24, 2010. In addition, during the three months ended December 24, 2010, we determined that there had been an other-than-temporary impairment of our investment in SGI Japan. As a result, we wrote down the investment by $2.9 million, which represented the difference between the investment's carrying value and the estimated fair value of the investment.
Other expense, net in the six months ended December 30, 2011 consists primarily of foreign exchange losses of $1.3 million. Other income (expense), net in the six months ended December 24, 2010 consists primarily of impairment of our investment in SGI Japan of $2.9 million and $1.2 million in recognized unrealized losses on our ARS investments.
Income tax provision (benefit)
Income tax provision (benefit) for the three and six months ended December 30, 2011 and December 24, 2010 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 30, 2011	December 24, 2010	$	%	December 30, 2011	December 24, 2010	$	%

Income tax provision (benefit)	$97	$734	$(637)	(87)%	$(570)	$1,383	$(1,953)	(141)%
We recorded a tax expense of $0.1 million and a tax benefit of $0.6 million for the three and six months ended December 30, 2011, respectively. The net tax benefit was primarily comprised of tax liability computed based on the company’s foreign projected financial results for the year ending June 29, 2012 offset by the reversals of unrecognized tax benefits including related interest. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 30, 2011 primarily due to tax expense incurred by the our foreign subsidiaries with operating income, offset by the release of the unrecognized tax benefits due to lapse of statute of limitations, benefits from reversals of previously accrued taxes in foreign jurisdictions, and benefit from utilization of net operating losses not previously recognized.
We recorded a tax expense of $ 0.7 million and $1.4 million for the three and six months ended December 24, 2010, respectively. Our tax expense for the three and six months ended December 24, 2010 included $0.4 million and $1.3 million of unrecognized tax benefits and related interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for fiscal 2011 primarily due to domestic operating losses generated during the period from which the Company does not benefit, tax expense incurred by the Company's foreign subsidiaries with operating income, and tax expense associated with our unrecognized tax benefits and related interest.
As of December 30, 2011, we have provided a partial valuation allowance against our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

Liquidity and Capital Resources
We had $92.2 million of cash and cash equivalents at December 30, 2011 and $139.9 million at June 24, 2011. As of December 30, 2011, we had $49.9 million of cash and cash equivalents that are held outside the United States. Historically, we have required capital principally to fund our working capital needs. It is our investment policy to invest in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At December 30, 2011, we had short-term and long-term restricted cash and cash equivalents of $2.9 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section titled "Contractual Obligations and Other Commitments", in December 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The credit facility is intended to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs.
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
At February 8, 2012, we believe our current cash and cash equivalents, in conjunction with the funds that may be drawn down under our credit facility, will be sufficient to fund working capital requirements, capital expenditures and operations for at least the next twelve months. During the three months ended December 30, 2011, we signed several large sales contracts resulting in cash being invested to fund working capital for some of these sales contracts in excess of a year before the related revenues are collected. As a result of such cash investments, we have further intensified our cash processes related to monitoring, projections and control procedures to operate our business. On January 3, 2012, we borrowed $15.0 million from our credit facility to fund working capital for such sales contracts. The remaining principal that is available for withdrawal on the credit facility will provide us with additional capital resources to the extent that cash provided by operating activities is not sufficient to fund our cash needs. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
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
On December 15, 2011, we filed a request with the SEC to withdraw our Registration Statement on Form S-3 (the “S-3”), which we had filed in November 2011. At the time of withdrawal, the S-3 had not yet been declared effective by the SEC and we had not offered or sold any of the securities that were to be registered on the S-3.
The following is a summary of cash activity (in thousands):

	Six Months Ended
	December 30, 2011	December 24, 2010
Consolidated statements of cash flows data:
Net cash used in operating activities	$(45,798)	$(23,402)
Net cash used in investing activities	(5,150)	(1,937)
Net cash provided by (used in) financing activities	2,538	(3,063)
Effect of exchange rate changes on cash and cash equivalents	716	$—
Net decrease in cash and cash equivalents	$(47,694)	$(28,402)

Operating Activities
Cash used in operating activities was $45.8 million for the six months ended December 30, 2011. Our net loss was $4.9 million for the six months ended December 30, 2011. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $7.7 million and share-based compensation expense of $4.3 million. Net change in operating assets and liabilities contributed to the decrease in cash from operating activities of $53.3 million. The primary operating activity use of cash was from purchases of inventory, increase in accounts receivable, and payment of accrued compensation and other liabilities. Our deferred revenue also decreased during the six months ended December 30, 2011. The primary operating activities sources of cash were decrease in deferred cost of revenue and increase in accounts payable.
For the six months ended December 30, 2011, deferred revenue and deferred cost of revenue decreased by $25.8 million and $17.9 million, respectively, primarily due to recognition of revenue and cost of revenue on previously deferred sales transactions offset by new deferrals in accordance with our revenue recognition policy. Inventory increased $36.6 million due to timing of inventory purchases and shipments to customers. Additionally, accounts payable increased $13.1 million, primarily due to the timing of payments. Accrued compensation decreased $4.5 million primarily due to timing of compensation related payments.
Cash used in operating activities was $23.4 million for the six months ended December 24, 2010. Our net loss was $7.5 million for the six months ended December 24, 2010. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $8.6 million, share-based compensation expense of $2.5 million, impairment of equity investment of $2.9 million and realized loss on investments of $1.2 million. Net change in operating assets and liabilities was $31.4 million. The primary operating activity source of cash was a decrease in inventory, increase in other liabilities and deferred revenue. The primary operating activities uses of cash were increases in accounts receivable, deferred cost of revenue, prepaid expenses and other current assets and decreases in accounts payable and accrued compensation.
For the six months ended December 24, 2010, deferred revenue and deferred cost of revenue increased $6.8 million and $20.2 million, respectively, primarily due to recognition of revenue and cost of revenue on previously deferred sales transactions offset by new deferrals in accordance with our revenue recognition policy. Inventory decreased $10.9 million due to timing of inventory purchases and shipments to customers. Additionally, accounts receivable increased $24.4 million, reflecting an increase in shipments and the timing of sales near the end of the quarter. Accounts payable decreased $8.0 million, primarily due to the timing of payments. Accrued compensation decreased $0.9 million primarily due to timing of compensation related payments.
Investing Activities
Cash used by investing activities was $5.2 million in the six months ended December 30, 2011, primarily due to purchases of property and equipment and other individually immaterial investing activities of $4.0 million and $1.1 million, respectively.
Cash used in investing activities was $1.9 million in the six months ended December 24, 2010, primarily due to the purchases of property and equipment of $2.9 million and other individually immaterial investing activities of $0.5 million. This cash outflow was partially offset by proceeds from maturities of long-term investments of $0.2 million and sale of long-term investments $1.2 million.
Financing Activities
Cash provided by financing activities was $2.5 million in the six months ended December 30, 2011, primarily due to proceeds from the issuance of stock under our employee stock purchase plan and stock option exercises of $3.3 million, which was partially offset by repurchases of restricted stock units of $0.8 million for tax withholding purposes.
Cash used by financing activities was $3.1 million in the six months ended December 24, 2010, primarily due to repurchases of restricted stock units of $0.4 million and the repurchases under our stock repurchase plan of $3.9 million partially offset by proceeds from the issuance of stock under the employee stock purchase plan and stock option exercises of $1.2 million.
In February 2009, the Board of Directors approved a stock repurchase program of up to $40.0 million of our common stock. Under the program, we are authorized to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. During the six months ended December 24, 2010, we repurchased 505,100 shares of outstanding common stock for a total of $3.9 million which was paid in cash. There were no repurchases in the six months ended December 30, 2011. As of December 30, 2011, $35.1 million remained available for future repurchases under the stock repurchase program.
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
As of December 30, 2011, we had total outstanding commitments on non-cancelable operating leases of our real properties of $18.4 million, $8.1 million of which relate to our domestic leases. These leases include our headquarters in Fremont, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal year 2014. As of December 30, 2011, we had total outstanding commitments of $10.3 million in non-cancelable international real property operating leases. The total outstanding commitments included $4.1 million relating to our leased facility in Japan, which we assumed as part of the SGI Japan acquisition. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our Japan leases, which generally provide for a two-year renewal option.
As of December 30, 2011, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $1.2 million at December 30, 2011.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through fiscal year 2012. As of December 30, 2011, there was a remaining commitment of approximately $18.4 million, of which the entire amount is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Credit Facility
On December 5, 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The credit facility includes a feature that allows us to increase the revolver amount in the first 18 months of the credit facility by up to $15.0 million to an aggregate principal amount of $50.0 million, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a $10.0 million letter of credit subfacility. On January 3, 2012, we borrowed $15.0 million from the senior secured credit facility. The amount borrowed will bear interest at a rate of 2.80% annually. As of February 8, 2012, the availability under the credit facility is approximately $11.0 million and this availability will fluctuate over time, and generally monthly, due to a variety of factors including our overall mix of sales and resulting accounts receivable with international and domestic customers, U.S. governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of the our accounts receivable. See Note 14 "Debt" to our unaudited condensed consolidated financial statements in this Form 10-Q for further information on the credit facility.
Uncertain Tax Positions
As of December 30, 2011, the net recorded tax liability for uncertain tax positions was $21.7 million, including interest and penalty. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.
Guarantees and Indemnifications
We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at December 30, 2011 was $3.2 million for which we have $2.9 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 30, 2011. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of December 30, 2011.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 30, 2011.
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
Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Share-based compensation;

•	Restructuring reserve;

•	Allowance for doubtful accounts;

•	Inventory valuation;

•	Impairment of intangibles and long-lived assets;

•	Warranty reserve;

•	Retirement benefit obligations; and

•	Accounting for income taxes.

There have been no significant changes in the Company's significant accounting policies for the six months ended December 30, 2011 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 24, 2011.

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
Investment Risk
The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents, and investments in high credit quality, readily liquid securities, primarily U.S. treasuries and money market funds. Our portfolio of investments has original maturities of less than three months from date of purchase.
There has been significant deterioration and instability in the financial markets since 2008. The extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we generally invest in highly-rated securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control.
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio and our credit facility. We currently do not hedge our interest rate exposure.
As of December 30, 2011, our cash and cash equivalents of $92.2 million consisted primarily of cash and U.S. Treasury notes. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk. Given the short term nature of our cash and cash equivalents, we believe that the current risk of loss in fair value resulting from interest rate changes is minimal. At December 30, 2011, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under our credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows may be materially affected. As of December 30, 2011, we had no amount drawn under our credit facility nor any outstanding letters of credit.
Foreign Exchange Risk
As of December 30, 2011, foreign currency cash accounts totaled $42.7 million, primarily in Japanese Yen, Euros, and British Pounds.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net in our consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses, and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. At December 30, 2011, we had no foreign currency forward contracts or option contracts.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $4.3 million change in the value of our foreign currency cash accounts.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our interim chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information required to be disclosed in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2011.
Changes in Internal Control over Financial Reporting
Except for the continuing modification of the processes, systems and controls relating to SGI Japan, which was acquired on March 9, 2011, there were no changes in the Company's internal control over financial reporting during the quarter ended December 30, 2011, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
On May 1, 2007, Silicon Graphics, Inc., the predecessor company that we acquired in May 2009 ("Legacy SGI") received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. We assumed this claim in connection with our acquisition of Legacy SGI assets, and are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.4 million based on the conversion rate on December 30, 2011) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.5 million based on the conversion rate on December 30, 2011) plus interest and costs. The proceeding has commenced, witness testimony is now complete and the parties have been instructed to submit arguments by March 15, 2012. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

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
We conduct a significant number of transactions in currencies other than the U.S. Dollar. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen, and British Pound relative to the U.S. Dollar can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Our revenues and operating results in fiscal 2011 have been unfavorably affected by the recent strengthening of the U.S. Dollar relative to other major foreign currencies.
For the three months ended December 30, 2011, our combined revenue from our EMEA and APJ regions was $85.5 million. As of December 30, 2011, the balance in our foreign currency cash accounts was $42.7 million. As of December 30, 2011, we had no foreign currency forward contracts or option contracts. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.

A concentrated number of customers that purchase our products in large quantities have historically accounted for a significant portion of our revenues. If we are unable to maintain or replace our relationships with concentrated customers and/or diversify our customer base, our revenue may fluctuate or decline and our growth may be limited.
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these large customers. For the three months ended December 30, 2011, our top five customers accounted for approximately 37% of our total revenues. For the three months ended December 30, 2011, Amazon and the U.S. Government accounted for 12% and 10% of our total revenues, respectively. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers, for example as a result of a customer's capital expenditure budget reductions or U.S. Government spending reductions, could materially adversely affect our revenues, financial condition and results of operations.

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
The price of components may increase due to potential shortages or delays, such as the current hard drive shortage related to the flooding in Thailand in 2011 through early this calendar year, and we may be exposed to quality issues or the components may not be available at all. We may therefore not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we may have to reengineer some products or service offerings, resulting in further costs and delays.
In order to secure components for the provision of products or services, at times we may enter into non-cancelable commitments with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components. Further, we compete in an industry that is characterized by rapid technological advances in hardware with frequent introduction of new products. New product introductions provide risks in predicting customer demand for the future products as well as the transition from existing products. If we do not make an effective transition from existing products to future products, we could have an oversupply of components. For example, DRAM can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. Additionally, if any of our suppliers of CPUs, such as Intel or AMD, were to increase the costs to us for components we use, we would either pass these price increases on to our customers, which could cause us to lose business from these customers, or we would need to absorb these price increases, which would cause our margins to decrease, either of which could adversely affect our business and financial results.

If we are unable to retain and attract adequate qualified personnel, including key executive, managerial, technical, finance, marketing and sales personnel, we may not be able to execute on our business strategy.
Our future success depends in large part upon the continued service and enhancement of our executive, managerial, technical, finance, marketing and sales employees. In December 2011, Mark Barrenechea resigned from the positions of chief executive officer and president effective January 1, 2012 and Ron Verdoorn, the Chairman of our Board of Directors, was appointed interim chief executive officer in accordance with the succession plan in place by the Nominating and Corporate Governance Committee of the Board of Directors. If there were further changes in management, such changes could be disruptive and could negatively affect our operations, our culture and our strategic direction.
Further, our employees may terminate their employment with us at any time. Our U.S. employees are “at will,” while outside of the U.S., notice or severance may be required if we wish to terminate an employee. The failure of our management team to seamlessly manage employee transitions, or the loss of services of any of these executives or of one or more other members of our executive management or sales team or other key employees could seriously harm our business. Competition for qualified executives is intense and if we are unable to continue expanding our management team, or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited or negatively impacted.
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
We are subject to restrictions under our credit facility that may result in our inability to engage in favorable business activities or finance future operations or capital needs.
On December 5, 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The credit facility contains various financial and other covenants that, among other things:

•	Require us to maintain a fixed charge coverage ratio (applicable during certain periods),

•	Limit our ability to incur indebtedness, grant liens, or consign inventory, and

•	Require us to obtain the bank's consent prior to selling the company via a consolidation, merger or transfer of substantially all of our assets.
As a result of these covenants and the increased indebtedness and higher debt-to-equity ratio of the Company in comparison to that of the Company on a historical basis, we are, among other things, limited in the manner in which we can conduct our business, including our flexibility to respond to changing business and economic conditions and increasing borrowing costs.  In addition, we may be unable to engage in favorable business activities or finance future operations or capital needs, including without limitation, funding acquisitions or repurchasing our stock. This indebtedness may also adversely affect our ability to access sources of capital or incur certain liens. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of the indebtedness and could adversely affect our cash flow and operating results. If any of the Company's indebtedness is accelerated, the Company may not have sufficient funds available to repay such indebtedness.

If we are found to have violated the intellectual property rights of others, we could be required to indemnify our customers, resellers or suppliers, redesign our products, pay significant royalties and enter into license agreements with third parties.
Our industry is characterized by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. As we continue our business, expand our product lines and our product functionality, and expand into new jurisdictions around the world, third parties may assert that our technology or products violate their intellectual property rights. Because of technological changes and the extent of issued patents in our industry (for example, we alone have 584 issue patents worldwide, 491 of which were issued in the United States), it is possible that certain components of our products and business methods may unknowingly infringe existing patents of others. Any claim, regardless of its merits, could be expensive and time consuming to defend against. Such claims would also divert the attention of our technical and management resources. Successful intellectual property claims against us could result in significant financial liability, impair our ability to compete effectively, or prevent us from operating our business or portions of our business. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms or at all, to cease using the technology covered by those rights, and to indemnify our customers, resellers or suppliers. Any of these events could result in unexpected expenses, negatively affect our competitive position and materially harm our business, financial condition and results of operations.
In addition, we are also subject to risks related to ownership of our patentable inventions as a result of recent changes in U.S. patent law under the America Invents Act, pursuant to which the United States is transitioning from a “first-to-invent” system to a “first-to-file” system for patent applications filed on or after March 16, 2013. Accordingly, with respect to patent applications filed on or after March 16, 2013, even if we are the first to invent, we will not obtain ownership of an invention unless we are the first to file a patent application or can establish that such an earlier filing is derived from a previous public disclosure of our inventive work. If we are the first to invent but not the first to file a patent application, we will not be able to fully protect our intellectual property rights and may be found to have violated the intellectual property rights of others if we continue to operate in the absence of a patent issued to us. This is a departure from the current regime under which we have been operating, whereby we are currently able to obtain ownership of an invention even if we are not the first party to file a patent application. If we are not the first to file one or more patent applications to protect our intellectual property rights when the new patent regime becomes effective, we may be required to redesign our technology, cease using the related technology or attempt to license rights from another party, any of which could materially harm our business, financial condition and results of operations.
Our investment portfolio may be impaired by deterioration of the capital markets.
Our cash equivalent and short-term investment portfolio as of December 30, 2011 consists of U.S. treasuries. Our investment portfolio carries both interest rate risk and credit risk. Fixed rate debt securities may have their market value adversely impacted due to a credit downgrade or a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall or a credit downgrade occurs. As a result of current adverse financial market conditions, including the recent downgrade by Standard and Poor's (S&P) of the U.S. long-term sovereign credit rating, capital pressures on certain banks, especially in Europe, and the continuing low interest rate environment, some of our financial instruments may become impaired. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. In addition, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in the issuer's credit quality or changes in interest rates.

Risks Related to Owning Our Stock
Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.
Our stock has been publicly traded for a relatively short period of time, having first begun trading in June 2005. During that time our stock price has fluctuated significantly, from a high of $56.00 per share to a low of $3.42 per share. At times the stock price has changed very quickly. During the three months ended December 30, 2011, our stock price has fluctuated from a high of $16.10 to a low of $10.24. Investors may not be able to sell the shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, and which may not relate to our performance or results of operations, including without limitation:

•	price and volume fluctuations in the overall stock market;

•	purchases of shares of our common stock pursuant to our stock repurchase program;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	actual or anticipated fluctuations in our operating results;

•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell enterprise computing products in particular;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public's response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, customer wins or losses, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of one or more key customers;

•	the loss of key personnel;

•	the development and sustainability of an active trading market for our common stock;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

 EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	000-51333	8/12/2005
3.2	Amended and Restated Bylaws	8-K	3.2	000-51333	3/7/2008
3.3	Certificate of Ownership and Merger	8-K	3.3	000-51333	5/21/2009
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Form of Specimen Stock Certificate	8-K	4.2	000-51333	5/21/2009
10.1	Credit Agreement, dated December 5, 2011, by and among the Company, Silicon Graphics Federal, Inc. and Wells Fargo Capital Finance, LLC	8-K	10.1	000-51333	12/9/2011
31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
32.1
Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
X
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS INTERNATIONAL CORP.

By:	/s/ JAMES D. WHEAT
James D. Wheat Chief Financial Officer
Dated: February 8, 2012