Form 10-Q
period 2012-03-30
Silicon Graphics International Corp
filed 2012-05-09
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2012
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of May 3, 2012, there were 31,935,542 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011

Revenue
Product	$131,290	$88,205	$364,297	$265,281
Service	47,910	34,143	147,354	100,821
Combined product and service	20,190	21,316	61,848	67,980
Total revenue	199,390	143,664	573,499	434,082
Cost of revenue
Product	109,396	68,482	296,029	203,653
Service	25,620	19,883	80,990	57,454
Combined product and service	12,864	14,797	40,149	49,147
Total cost of revenue	147,880	103,162	417,168	310,254
Gross profit	51,510	40,502	156,331	123,828
Operating expenses:
Research and development	14,982	13,305	47,427	40,473
Sales and marketing	21,824	16,607	66,722	49,566
General and administrative	16,176	12,428	47,860	36,952
Restructuring	19	915	129	1,716
Acquisition-related	—	1,094	—	1,094
Total operating expenses	53,001	44,349	162,138	129,801
Loss from operations	(1,491)	(3,847)	(5,807)	(5,973)
Total other income (expense), net:
Interest income (expense), net	(126)	10	(150)	236
Other income (expense), net	913	2,880	(230)	(1,300)
Total other income (expense), net	787	2,890	(380)	(1,064)
Loss before income taxes	(704)	(957)	(6,187)	(7,037)
Income tax provision (benefit)	458	715	(112)	2,098
Net loss	$(1,162)	$(1,672)	$(6,075)	$(9,135)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.19)	$(0.30)

Shares used in computing basic and diluted net loss per share	31,783	30,577	31,557	30,468

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 30, 2012	June 24, 2011
ASSETS
Current assets:
Cash and cash equivalents	$88,872	$139,868
Current portion of restricted cash and cash equivalents	1,247	948
Accounts receivable, net of allowance for doubtful accounts of $1,892 and $1,335 as of March 30, 2012 and June 24, 2011, respectively	138,179	108,675
Inventories	107,517	80,965
Deferred cost of revenue	51,651	59,306
Prepaid expenses and other current assets	21,236	17,937
Total current assets	408,702	407,699
Non-current portion of restricted cash and cash equivalents	3,032	2,390
Property and equipment, net	28,713	29,573
Intangible assets, net	9,675	13,289
Non-current portion of deferred cost of revenue	24,190	45,219
Other assets	41,205	39,839
Total assets	$515,517	$538,009
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Credit facility	$15,199	$—
Accounts payable	65,407	71,299
Accrued compensation	24,995	29,477
Current portion of deferred revenue	123,822	132,986
Other current liabilities	41,436	39,967
Total current liabilities	270,859	273,729
Non-current portion of deferred revenue	73,811	93,146
Long-term income taxes payable	22,567	24,104
Retirement benefit obligations	9,965	15,569
Other non-current liabilities	10,239	8,175
Total liabilities	387,441	414,723
Commitments and contingencies (Note 24)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 32,684 shares and 31,850 shares issued at March 30, 2012 and June 24, 2011, respectively	31	31
Additional paid-in capital	482,334	470,343
Treasury stock, at cost (749 shares at March 30, 2012 and June 24, 2011)	(4,912)	(4,912)
Accumulated other comprehensive income (loss)	(553)	573
Accumulated deficit	(348,824)	(342,749)
Total stockholders' equity	128,076	123,286
Total liabilities and stockholders' equity	$515,517	$538,009

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 30, 2012	March 25, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,075)	$(9,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,220	12,254
Share-based compensation	7,925	3,948
Impairment of investment in SGI Japan, Ltd.	—	2,904
Impairment on investments	—	858
Other	664	(219)
Changes in operating assets and liabilities:
Accounts receivable	(29,856)	1,011
Inventories	(26,575)	15,456
Deferred cost of revenue	28,389	(7,689)
Prepaid expenses and other assets	(3,585)	1,745
Accounts payable	(6,705)	(19,846)
Accrued compensation	(4,436)	(2,838)
Income taxes payable	(1,821)	2,594
Deferred revenue	(28,577)	(3,352)
Other liabilities	(1,978)	(7,371)
Net cash used in operating activities	(61,410)	(9,680)
CASH FLOWS FROM INVESTING ACTIVITIES AND ACQUISITIONS:
Purchases of property and equipment	(5,609)	(5,383)
Proceeds from sales of long-term investments	—	7,692
Proceeds from maturities of long-term investments	—	225
Cash acquired, net of cash used in acquisition	—	6,046
Other	(2,450)	(1,149)
Net cash provided by (used in) investing activities and acquisitions	(8,059)	7,431
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from draw-down on credit facility	15,000	—
Repurchase of restricted stock	(1,037)	(894)
Purchase of treasury stock	—	(3,890)
Proceeds from issuance of common stock upon exercise of stock options	1,841	3,725
Proceeds from issuance of common stock under employee stock purchase plan	3,262	2,123
Net cash provided by financing activities	19,066	1,064
Effect of exchange rate changes on cash and cash equivalents	(593)	569
Net decrease in cash and cash equivalents	(50,996)	(616)
Cash and cash equivalents-beginning of period	139,868	129,343
Cash and cash equivalents-end of period	$88,872	$128,727

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes paid	$1,012	$4

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
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
Fiscal Year. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. The current fiscal year 2012 will be comprised of 53 weeks and will end on June 29, 2012. Fiscal year 2011 was comprised of 52 weeks and ended on June 24, 2011. The Company's fiscal quarters generally have 13 weeks ending on the last Friday of the respective period. When a 53-week year occurs, the Company includes the additional week in the first fiscal quarter. Accordingly, the first quarter of fiscal year 2012 ended September 30, 2011 was comprised of 14 weeks.
In fiscal year 2011, the Company's fiscal quarters ended on September 24, 2010 (first quarter), December 24, 2010 (second quarter), March 25, 2011 (third quarter) and June 24, 2011 (fourth quarter).
In fiscal year 2012, the Company's fiscal quarters end on September 30, 2011 (first quarter), December 30, 2011 (second quarter), March 30, 2012 (third quarter) and June 29, 2012 (fourth quarter).
Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the nine months ended March 30, 2012 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 24, 2011.
Recently Issued Accounting Standards.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach,

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This requirement under ASU 2011-05 should be applied retrospectively and is effective for the Company beginning in fiscal year 2013. The Company does not believe that the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

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
Pursuant to the terms of the Agreement, the total purchase price was approximately $17.9 million in cash, $1.8 million of which was placed in escrow to secure the Company's indemnification rights under the Agreement. The escrow funds were released in full in March 2012. The acquisition was expected to serve as a strategic entry into the large technical computing market of Japan and to enable the Company to extend its global reach, accelerate growth opportunities, and strengthen the relationships with its partners and customers in Japan. Furthermore, the acquisition was expected to enable the Company to more fully participate in the Japanese HPC market and benefit from SGI Japan's extensive service business.
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
The following were the estimated fair value of assets acquired and liabilities assumed as of the Closing Date (in thousands):

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

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
The revenue and earnings of SGI Japan from the Closing Date to March 25, 2011 included in the Company's unaudited condensed consolidated statement of operations was $5.4 million and net loss of $0.5 million for the three and nine months ended March 25, 2011 (see Note 22).
The Company incurred acquisition-related costs (i.e., advisory, legal, accounting, valuation, and other costs) of $1.1 million during the three months ended March 25, 2011. The acquisition-related costs were expensed in the periods in which the costs were incurred and are recorded in the unaudited condensed consolidated statements of operations.
The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and SGI Japan as if the acquisition had occurred at the beginning of fiscal year 2011 (in thousands except per share amounts):

	Three Months Ended	Nine Months Ended
	March 25, 2011	March 25, 2011
Revenue	$159,297	$475,677

Net loss	$(3,760)	$(14,697)

Basic and diluted net loss per share	$(0.12)	$(0.48)

Shares used in computing basic and diluted net loss per share	30,577	30,468
The unaudited pro forma condensed financial information is not intended to represent or be indicative of the condensed results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as representative of the future consolidated results of operations of the Company. The acquisition-related costs of $1.1 million during the three months ended March 25, 2011 were not presented in the pro forma condensed financial information because this would not have a continuing impact on the combined results.

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

	March 30, 2012
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Cash equivalents
U.S. treasuries	$5,529	$5,529	—	—	$5,529

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	June 24, 2011
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Cash equivalents
Money market funds	$1,495	$1,495	$—	$—	$1,495
U.S. treasuries	15,534	15,534	—	—	15,534
Total cash equivalents	$17,029	$17,029	$—	$—	$17,029

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended March 30, 2012. The Company’s cash equivalents, consisting of U.S. treasuries as of March 30, 2012, are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices of the identical underlying securities in active markets.
As of March 25, 2011, the Company had sold all of its investments in auction rate securities ("ARS"). The Company's ARS were classified within Level 3 of the fair value hierarchy. During the three months ended March 25, 2011, the Company sold its remaining ARS and received approximately $6.5 million in cash proceeds. The fair value of the ARS was approximately $6.2 million at the time of the sale. As a result, the Company recognized a gain of approximately $0.3 million in its unaudited condensed consolidated statements of operations. For the nine month period ended March 25, 2011, the Company recognized a net loss of $0.8 million with respect to its entire ARS portfolio in its unaudited condensed consolidated statements of operations. As of March 30, 2012 and June 24, 2011, the Company had no investments in ARS as all of these securities have been sold during the year ended June 24, 2011.
The fair values of accounts receivable, accounts payable, accrued liabilities, and credit facility due within one year approximates their carrying values because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
As of March 30, 2012 and June 24, 2011, the Company had no assets or liabilities measured at fair value on a nonrecurring basis.

6. INVENTORIES
Inventories consist of the following (in thousands):

	March 30, 2012	June 24, 2011
Finished goods	$26,159	$15,788
Work in process	28,196	16,891
Raw materials	53,162	48,286
Total inventories	$107,517	$80,965

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	March 30, 2012	June 24, 2011
Value-added tax receivable	$9,934	$7,433
Deferred tax assets	1,683	1,815
Prepaid taxes	832	1,542
Other prepaid and current assets	8,787	7,147
Total prepaid expenses and other current assets	$21,236	$17,937

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	March 30, 2012	June 24, 2011
Land	$799	$799
Building	12,797	11,562
Computer equipment and software	27,462	25,076
Manufacturing equipment	6,814	6,280
Leasehold improvements	8,230	8,214
Furniture and fixtures	3,261	3,307
Vehicles	33	30
Construction in progress	1,912	518
	61,308	55,786
Less accumulated depreciation and amortization	(32,595)	(26,213)
Total property and equipment, net	$28,713	$29,573
Depreciation and amortization expense for property and equipment, net was $2.3 million for the three months ended March 30, 2012 and March 25, 2011. Depreciation and amortization expense for property and equipment, net was $7.1 million and $7.3 million for the nine months ended March 30, 2012 and March 25, 2011, respectively.

9. INTANGIBLE ASSETS, NET
Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	At March 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$7,245	$(4,052)	$3,193
Purchased technology	7,800	(4,636)	3,164
Customer backlog	10,320	(8,634)	1,686
Trademark/trade name portfolio	3,738	(2,185)	1,553
Patents & other	314	(235)	79
Total	$29,417	$(19,742)	$9,675

Intangible Asset Class	At June 24, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$6,900	$(2,990)	$3,910
Purchased technology	7,800	(3,271)	4,529
Customer backlog	10,497	(7,768)	2,729
Trademark/trade name portfolio	3,667	(1,612)	2,055
Patents & other	200	(134)	66
Total	$29,064	$(15,775)	$13,289
Intangible assets amortization expense was $1.2 million and $1.4 million in the three months ended March 30, 2012 and March 25, 2011, respectively. Intangible assets amortization expense was $4.1 million and $5.0 million in the nine months ended March 30, 2012 and March 25, 2011, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

As of March 30, 2012, expected amortization expense for all intangible assets was as follows (in thousands):

Fiscal Year	Amortization Expense
2012 (remaining three months)	$1,073
2013	3,800
2014	3,342
2015	532
2016	442
2017 and thereafter	486
Total amortization	$9,675

10. OTHER ASSETS
Other assets consist of the following (in thousands):

	March 30, 2012	June 24, 2011
Long-term service inventory	$16,023	$15,520
Deferred tax assets	8,574	8,673
Restricted pension plan assets	7,921	8,211
Long-term refundable deposits	3,876	4,117
Other assets	4,811	3,318
Total other assets	$41,205	$39,839

11. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	March 30, 2012	June 24, 2011
Accrued sales and use tax payable	$14,569	$12,342
Deferred tax liabilities	6,602	6,602
Accrued warranty, current portion	4,161	4,805
Accrued professional services fees	4,064	3,959
Income taxes payable	1,031	1,315
Accrued restructuring	287	1,286
Other	10,722	9,658
Total other current liabilities	$41,436	$39,967

12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	March 30, 2012	June 24, 2011
Accrued warranty, non-current portion	$3,403	$2,773
Deferred tax liabilities	1,814	1,814
Other	5,022	3,588
Total other non-current liabilities	$10,239	$8,175

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

13. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Balance at beginning of period	$8,036	$3,726	$7,578	$4,386
Accrual assumed in acquisition of SGI Japan	—	1,690	—	1,690
Current period accrual	1,308	958	4,627	2,239
Warranty expenditures charged to accrual	(1,341)	(1,053)	(3,751)	(2,914)
Changes in accrual for pre-existing warranties	(439)	248	(890)	168
Balance at end of period	$7,564	$5,569	$7,564	$5,569

14. RESTRUCTURING ACTIVITY
Fiscal 2012 Restructuring Action
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe. The Company adopted the restructuring action to streamline operations and reduce operating expenses in Europe.
In connection with the restructuring action, the Company expects to incur pre-tax cash charges between $14.0 million and $17.0 million, which consist of pre-tax cash charges between $13.0 million and $16.0 million for employee termination benefits, and up to $1.0 million for the planned office and legal entity closures, which expenses include contract termination costs and other associated costs. The Company expects to recognize the majority of the expense associated with the employee termination benefits prior to the third quarter of fiscal 2013. There were no expenses incurred in connection with this restructuring during the three months ended March 30, 2012.
Fiscal 2011 Restructuring Action
On February 18, 2011, the Company's Board of Directors approved restructuring actions to reduce the Company's worldwide workforce to streamline operations and reduce operating expenses. The total amount expected to be incurred in connection with the restructuring activity was $4.4 million, all of which was incurred as of March 30, 2012. There were no expenses incurred related to the fiscal 2011 restructuring action during the three months ended March 30, 2012. The total fiscal 2011 restructuring expense for the nine months ended March 30, 2012 was $0.1 million. The total fiscal 2011 restructuring expense for the three and nine months ended March 25, 2011 was $0.9 million. The Company expects the remaining contractual obligations and employee severance of $0.3 million to be paid by the end of fiscal year 2013.
Activity in accrued restructuring for the fiscal 2011 restructuring action during the nine months ended March 30, 2012 was as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Employee Terminations
Balance at June 25, 2010	$—
Costs incurred	4,296
Cash payments	(3,166)
Balance at June 24, 2011	1,130
Costs incurred	133
Cash payments	(388)
Balance at September 30, 2011	875
Costs incurred	(4)
Cash payments	(572)
Balance at December 30, 2011	$299
Costs incurred	—
Cash payments	(37)
Balance at March 30, 2012	$262
Fiscal 2010 Restructuring Action
On July 27, 2009, the Company's Board of Directors approved restructuring actions to reduce the Company's European workforce and vacate certain facilities in Europe. The total amount expected to be incurred in connection with the restructuring activity was $6.0 million, all of which was incurred as of March 30, 2012. The Company expects the remaining employee termination costs to be paid by the end of fiscal year 2012. The total expense for the fiscal 2010 restructuring action was not significant during the three months ended March 25, 2011. The total expense for the fiscal 2010 restructuring action was $0.8 million associated with employee related terminations for the nine months ended March 25, 2011. The Company did not incur significant expenses related to the fiscal 2010 restructuring for the three and nine months ended March 30, 2012.
Activity in accrued restructuring for the fiscal 2010 restructuring action during the nine months ended March 30, 2012 was as follows (in thousands):

	Employee Terminations	Facilities Exit Costs	Total
Balance at June 26, 2009	$—	$—	$—
Costs incurred	4,590	630	5,220
Cash payments	(3,322)	(293)	(3,615)
Balance at June 25, 2010	1,268	337	1,605
Costs incurred	736	78	814
Cash payments	(1,752)	(269)	(2,021)
Balance at June 24, 2011	252	146	398
Costs incurred	—	—	—
Cash payments	(41)	(68)	(109)
Balance at September 30, 2011	211	78	289
Costs incurred	(19)	—	(19)
Cash payments	(39)	(53)	(92)
Balance at December 30, 2011	$153	$25	$178
Costs incurred	—	(19)	(19)
Cash payments	(128)	(6)	(134)
Balance at March 30, 2012	$25	$—	$25

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

All Restructuring Actions
The aggregate restructuring liability for all of these restructuring actions was $0.3 million as of March 30, 2012, all of which is included in other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

15. CREDIT FACILITY
On December 5, 2011, the Company entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a feature that allows the Company to increase the revolver amount in the first 18 months of the credit facility up to $15.0 million to an aggregate principal amount of $50.0 million, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a $10.0 million letter of credit subfacility. See Note 24 "Commitments and Contingencies" for more information regarding the letter of credit.
The availability of the aggregate principal amount under the credit facility will fluctuate, generally monthly, based on eligible domestic accounts receivable and inventory due to a variety of factors including the Company's overall mix of sales and resulting accounts receivable with international and domestic customers, United States governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of the Company's accounts receivable. The credit facility contains financial covenants including, under certain conditions, maintaining a minimum fixed charge coverage ratio, as well as other non-financial covenants, including restrictions on declaring and paying dividends, and is secured by substantially all of the Company's assets. The credit facility terminates on December 5, 2016. Borrowings under the credit facility bear interest based on a rate of the Company's choice equal to either: 1) the LIBOR plus a margin of 2.50 percent per annum or 2) the base rate plus a margin of 1.75 percent per annum. The base rate is the greater of (a) the Federal Funds rate plus 0.50 percent, (b) the LIBOR rate plus 1.00 percent or (c) the prime rate of the financial institution. The LIBOR rate and the base rate are determined at the specified date preceding or at the time of the borrowing in accordance with the terms of the credit facility. In addition, unused line fees are payable on the credit facility at rates of 0.40 percent per annum.
As of March 30, 2012, the Company had $15.2 million outstanding borrowings under this credit facility, including $0.2 million of accrued interest. The amount borrowed bears interest at 2.7% based on LIBOR as of March 30, 2012. As of March 30, 2012, the remaining amount available to be borrowed under the credit facility was approximately $17.8 million and the Company was in compliance with all covenants.

16. SHARE-BASED COMPENSATION
During the three and nine month periods ended March 30, 2012 and March 25, 2011, the Company granted stock options and restricted stock units to employees and non-employee directors under its 2005 Equity Incentive Plan and issued shares of the Company's common stock to participating employees under its 2005 Employee Stock Purchase Plan. Total share-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Cost of revenue	$368	$188	$1,035	$499
Research and development	526	82	1,548	361
Sales and marketing	458	262	1,258	707
General and administrative	2,264	963	4,084	2,381
Total share-based compensation expense	$3,616	$1,495	$7,925	$3,948
Total share-based compensation expense for the three-month period ended March 30, 2012 includes $1.3 million of share-based expense recognized by the Company due to the modification of certain terms of the vested options held by the Company's former Chief Executive Officer. No additional share-based compensation expense is expected related to the modification of such stock options.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Option Plans Shares
Risk-free interest rate	0.8%	1.6%	1.0%	1.5%
Volatility	63.8%	60.3%	70.0%	57.9%
Weighted average expected life (in years)	4.76	4.06	4.73	4.31
Expected dividend yield	—	—	—	—
Weighted average fair value	$5.36	$4.37	$7.17	$3.92

ESPP Plan shares
Risk-free interest rate	0.2%	0.4%	0.2%	0.3%
Volatility	76.1%	60.6%	78.4%	55.5%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	—	—	—	—
Weighted average fair value	$4.37	$4.81	$5.38	$4.11
Stock Option Activity
A summary of stock option activity for the nine months ended March 30, 2012 follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 24, 2011	3,121,082	$10.40
Options granted	1,070,500	12.72
Options exercised	(186,055)	9.90
Options cancelled	(321,102)	11.17
Balance at March 30, 2012	3,684,425	$11.03	6.18	$4,341
Vested and expected to vest at March 30, 2012	3,414,337	$11.04	5.94	$4,090
Exercisable at March 30, 2012	2,201,527	$11.30	4.33	$2,643
The total intrinsic value of options exercised in the nine months ended March 30, 2012 and March 25, 2011 was $1.0 million and $2.9 million, respectively. The total fair value of shares vested during the nine months ended March 30, 2012 and March 25, 2011 was $2.2 million and $3.4 million, respectively.
As of March 30, 2012, there was $4.8 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.4 years.
Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the nine months ended March 30, 2012:

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Number of Shares
Balance at June 24, 2011	544,618
Awarded	725,650
Released	(219,182)
Forfeited	(103,637)
Balance at March 30, 2012	947,449
Vested and expected to vest at March 30, 2012	718,692
As of March 30, 2012, there was $6.5 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 3.3 years.
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

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
RSUs shares withheld for taxes	22,673	31,712	79,730	84,809
RSUs amounts withheld for taxes	$222	$519	$1,040	$908
Employee Stock Purchase Plan
At March 30, 2012, the total unrecognized compensation cost related to rights to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $2.1 million. This cost will be amortized on a straight-line basis over approximately 1.9 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the three and nine months ended March 30, 2012 and March 25, 2011.

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Shares issued	248,785	221,823	508,132	473,698
Weighted-average purchase price per share	$6.87	$4.42	$6.42	$4.51

17. STOCKHOLDERS' EQUITY
Stock Repurchase Program
In February 2009, the Company's Board of Directors approved a stock repurchase program of up to $40.0 million of the Company's common stock. Under the program, the Company is authorized to purchase shares of common stock through open market transactions until such authority is revoked by the Board of Directors. As of March 30, 2012, the Company held in treasury 748,795 shares for a total of $4.9 million. No shares of outstanding common stock were repurchased during the three and nine months ended March 30, 2012. As of March 30, 2012, $35.1 million remained available for future repurchases under the stock repurchase program.
During the three months ended March 25, 2011, the Company did not repurchase any shares of outstanding common stock. During the nine months ended March 25, 2011 the Company repurchased and held in treasury 505,100 shares of outstanding common stock for a total of $3.9 million. Such repurchases were accounted for at cost and reflected as treasury stock in the accompanying unaudited condensed consolidated balance sheets.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income as of March 30, 2012 and

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

June 24, 2011 (in thousands):

	March 30, 2012	June 24, 2011
Cumulative translation adjustment	$(228)	$741
Losses on pension assets	(325)	(168)
Accumulated other comprehensive income (loss)	$(553)	$573
Comprehensive Loss
Comprehensive loss for the three and nine months ended March 30, 2012 and March 25, 2011 were as follows (the related tax effects of these components of comprehensive loss were not material):

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Net loss	$(1,162)	$(1,672)	$(6,075)	$(9,135)
Change in cumulative translation adjustment	(1,591)	492	(969)	492
Change in unrealized loss on pension assets	(1)	—	(157)	—
Change in unrealized loss on investments	—	—	—	1,355
Comprehensive loss	$(2,754)	$(1,180)	$(7,201)	$(7,288)

18. EARNINGS PER SHARE
Basic and diluted net loss per common share is computed by dividing unaudited consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing unaudited consolidated net income by the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the ESPP. Potentially dilutive common shares are excluded when the effect would be to reduce a net loss per share. As the Company had a net loss in the three and nine months ended March 30, 2012 and March 25, 2011, basic and diluted net loss per share are the same for these periods.
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended March 30, 2012 and March 25, 2011 (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Numerator:
Net loss	$(1,162)	$(1,672)	$(6,075)	$(9,135)

Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	31,783	30,577	31,557	30,468

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.19)	$(0.30)
The following potential common shares have been excluded from the basic net loss per share calculations, as their effect would have been anti-dilutive (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

	At period end
	March 30, 2012	March 25, 2011
Options, RSUs, and ESPP	4,761	3,791

19. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
German Plan
The net periodic benefit cost of the German plan was comprised of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Net periodic benefit cost
Interest expense	$129	$131	$405	$387
Service cost	29	29	90	87
Expected return on plan assets	(20)	(21)	(63)	(64)
Net periodic benefit cost	$138	$139	$432	$410
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
The net periodic benefit cost of the Japan plan was comprised of the following components (in thousands):

	Three Months Ended	Nine Months Ended
	March 30, 2012	March 30, 2012
Net periodic benefit cost
Service cost	$149	$604
Interest expense	26	103
Expected return on plan assets	(24)	(74)
Loss on settlement	—	992
Gain from curtailment	—	(1,265)
Net periodic benefit cost	$151	$360

20. INCOME TAXES
The Company recorded a tax expense of $0.5 million and a tax benefit of $0.1 million for the three and nine months ended March 30, 2012, respectively. The net tax benefit was primarily comprised of tax liability computed based on the Company’s foreign projected financial results for the year ending June 29, 2012 offset by the reversals of unrecognized tax

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

benefits including related interest. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 30, 2012 primarily due to tax expense incurred by the Company's foreign subsidiaries with operating income, offset by the release of the unrecognized tax benefits due to lapse of statute of limitations, benefits from reversals of previously accrued taxes in foreign jurisdictions and benefit from utilization of net operating losses not previously recognized.
The Company recorded a tax expense of $0.7 million and $2.1 million for the three and nine months ended March 25, 2011, respectively. The tax expense was computed based on the Company's projected financial results for the year ending June 24, 2011 and amounts related to unrecognized tax benefits and interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for the three months and nine months ended March 25, 2011 primarily due to domestic operating losses generated from which the Company does not benefit, tax expense incurred by the Company's foreign subsidiaries with operating income, and the Company's unrecognized tax benefits and related interest recorded during the period.
As of March 30, 2012, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $20.3 million of gross unrecognized tax benefit as of March 30, 2012, of which $8.0 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of March 30, 2012, the Company also had approximately $14.6 million of interest, penalties and foreign currency differences attributable to the gross unrecognized tax benefits.
The Company is going through an audit in Canada and expects that the audit will be concluded in the next twelve months.  It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits.  However, it is not possible to estimate either the magnitude or the range of any increase or decrease at this time.

21. SEGMENT INFORMATION
Commencing in the quarter ended September 30, 2011, the Company started managing its business primarily on a geographical basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the location of its sales and service employees generating revenue, to be the Americas, Europe, and Asia-Pacific operations. The Americas segment includes both North and South America. The Europe segment ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment ("APJ") includes Australia, Japan, and all other Asian countries. The segment information for the three and nine months ended March 25, 2011 has been retrospectively presented to reflect the new reporting segments.
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
The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally based on the location of its sales and service employees generating revenues. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A significant portion of the segments’ expenses arise from shared services and infrastructure that the Company has historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, information technology services, treasury and other corporate infrastructure expenses. These corporate charges are allocated to the segments and are reassessed on an annual basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The Company does not include intercompany transfers between segments for management reporting purposes.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Segment Results
Summary information by operating segment for the three and nine months ended March 30, 2012 and March 25, 2011 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Total revenue
Americas	$128,321	$99,355	$350,434	$297,071
APJ	44,660	17,120	141,639	47,448
EMEA	26,409	27,189	81,426	89,563
Total revenue	$199,390	$143,664	$573,499	$434,082

Product revenue
Americas	$107,580	$74,516	$285,065	$220,007
APJ	25,253	11,434	81,144	36,335
EMEA	17,406	18,954	56,025	65,515
Total product revenue	$150,239	$104,904	$422,234	$321,857

Service revenue
Americas	$20,741	$24,839	$65,369	$77,064
APJ	19,407	5,686	60,495	11,113
EMEA	9,003	8,235	25,401	24,048
Total service revenue	$49,151	$38,760	$151,265	$112,225

Operating loss
Americas	$(2,083)	$402	$(348)	$8,039
APJ	1,749	(2,024)	3,710	(1,547)
EMEA	(1,157)	(2,225)	(9,169)	(12,465)
Total operating loss	$(1,491)	$(3,847)	$(5,807)	$(5,973)
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
Customer information
For the three months ended March 30, 2012, two customers from the Americas segment each accounted for approximately 13% of the Company's revenue. For the nine months ended March 30, 2012, only one customer located in the Americas segment accounted for approximately 14% of the Company's revenue. For the three months ended March 25, 2011, a customer from the Americas segment and various agencies of the United States Government (collectively, U.S. Government) accounted for approximately 12% and 10% of the Company's revenue, respectively. For the nine months ended March 25, 2011, only one customer located in the Americas segment accounted for approximately 12% of the Company's revenue. No other customers accounted for 10% or more of the Company's revenue for the three and nine months ended March 30, 2012 and March 25, 2011.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

At March 30, 2012, a customer from the Americas segment accounted for approximately 21% of the Company's accounts receivable. At June 24, 2011, two customers from the Americas segment accounted for approximately 13% and 12% of the Company's accounts receivable while the U.S. Government accounted for 11% of the Company's accounts receivable. No other single customer accounted for 10% or more of the Company's trade accounts receivable at March 30, 2012 and June 24, 2011.
Geographic Information
International sales to Japan, the only single foreign country which accounted for 10% or more of revenues, were $35.7 million or 18% and $111.0 million or 19% of revenues for the three and nine months ended March 30, 2012, respectively. No other individual foreign country’s revenue accounted for 10% or more of revenues in the three and nine months ended March 30, 2012 and March 25, 2011.

22. RELATED PARTY TRANSACTIONS
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
Prior to March 10, 2011, the Company recognized product revenue and cost of product revenue from sales to SGI Japan. The Company ceased recognizing product revenue and cost of product revenue from sales to SGI Japan effective March 10, 2011. Product revenue and cost of product revenue from sales to SGI Japan prior to March 10, 2011 were as follows (in thousands):

	Period From December 25, 2010 to March 9, 2011	Period From June 26, 2010 to March 9, 2011
Product revenue	$3,029	$15,718
Cost of product revenue	$1,922	$10,027

23. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at March 30, 2012 was $4.5 million for which the Company has $4.3 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

24. COMMITMENTS AND CONTINGENCIES
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
Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

Fiscal Year
2012 (remaining three months)	$2,783
2013	7,889
2014	3,855
2015	1,489
2016	953
2017 and thereafter	168
Total	$17,137
Rent expense for the three months ended March 30, 2012 and March 25, 2011 was $2.1 million and $1.6 million, respectively. Rent expense for the nine months ended March 30, 2012 and March 25, 2011 was $6.2 million and $4.3 million, respectively.
Purchase Commitments
In connection with supplier agreements, the Company has unconditional purchase obligations that include agreements to purchase certain units of inventory and non-inventory items through fiscal year 2014. These purchase obligations are generally enforceable and legally binding on the Company and specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of March 30, 2012, the outstanding non-cancelable purchase commitments totaled $20.4 million, of which $17.2 million are due in the next twelve months.
Letter of Credit
The Company's credit facility includes a $10.0 million letter of credit subfacility. As of March 30, 2012, the Company has $2.0 million of outstanding letter of credit to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. See Note 15 "Credit facility" for more information regarding the credit facility.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 30, 2012. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of March 30, 2012.
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
On May 1, 2007, Silicon Graphics, Inc., the predecessor company that the Company acquired in May 2009 (“Legacy SGI") received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. The Company assumed this claim in connection with its acquisition of Legacy SGI assets, and is currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)

sum of Indian Rupee (“INR”) 78,478,200 ($1.5 million based on the conversion rate on March 30, 2012) plus interest and costs. On February 29, 2008, the Company filed its reply as well as a counter claim for a sum of INR 27,453,007 ($0.5 million based on the conversion rate on March 30, 2012) plus interest and costs. The proceeding has commenced, witness testimony is now complete and the parties have been instructed to submit final arguments by the next scheduled hearing date (to be determined by the arbitrator).  The Company cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
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

25. SUBSEQUENT EVENTS
Credit Facility
On May 1, 2012, the revolver amount of the Company's credit facility was increased by $5.0 million to an aggregate principal amount of $40.0 million. As of May 9, 2012, the remaining amount available to be borrowed under the credit facility was approximately $22.7 million. See Note 15 "Credit Facility" for more information regarding the credit facility.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Form 10-Q other than statements of historical fact, are forward-looking statements. Investors can identify these and other forward-looking statements by the use of words such as “estimate,” “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other similar expressions. . In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to such statements.
Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, changes in the anticipated amounts and timing of restructuring charges to be incurred and cost savings expected to be realized from our restructuring actions in Europe, our ability to successfully execute our strategies, the sufficiency of our cash, cash equivalents and short-term investments and cash generated from operations, and our future liquidity requirements, the risks discussed in this Part I, Item 2 -"Management's Discussion and Analysis of Financial Condition and Results of Operations,” the risk factors set forth in Part II, Item 1A- "Risk Factors” and elsewhere in this Form 10-Q, the risk factors set forth in our Annual Report on Form 10-K for the year ended June 24, 2011 filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2011 (our “Annual Report”), and the risks detailed from time to time in our future reports filed with the SEC. The information included herein is as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ materially from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on these forward-looking statements. Unless required by law, we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to SGI or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and other documents we file from time to time with the SEC to advise interested parties of the risks and factors that may affect our business.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 in this Form 10-Q and with our financial statements and notes thereto for the year ended June 24, 2011 contained in our Annual Report.
“Silicon Graphics,” “SGI,” "Altix," "ArcFiniti," "COPAN," “ICE Cube,” “SGI UV,” "SGI ICE X," "SGI Modular InfiniteStorage," and the “Silicon Graphics” logo are trademarks or registered trademarks of Silicon Graphics International Corp. or its subsidiaries in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.
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
Our current strategy involves profitably growing our business in the compute, storage and service areas of technical computing, and broadening our customer penetration by industry and geography. We believe that these multiple paths to growth will create a strong foundation for our business in the long term.
Technical computing
We remain focused on expanding our opportunities within the technical computing market. We are focused on scientific and commercial high-performance computing, or HPC, public and private clouds, persistent and real time data storage, and emerging Big Data opportunities. The barriers to enter the technical computing market are high, and the technical computing marketplace requires the ability to translate complex customer requirements into architected, ready-to-deploy solutions with an expert sales force. Customer trust and proven relationships, deep technical and scientific domain expertise, strategic industry partnerships, expertise across many vertical industry markets, global delivery capabilities, and products designed at extremes of scale and speed are all key criteria for competing in the technical computing market. We have a strong track record of driving innovation in this market.
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
Our revenue mix by geography shows that we are expanding our international presence resulting in a 40% of total international revenue in the three months ended March 30, 2012 compared to 35% of total revenue in the three months ended March 25, 2011. In addition, our customer base continues to expand in various sectors, including the public, cloud and manufacturing sectors.
Change in Segment Reporting
In the quarter ended September 30, 2011, we started managing our business primarily on a geographic basis. Our operating and reporting segments consist of the Americas, Europe, and Asia-Pacific operations. The Americas segment includes both North and South America. The Europe segment ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment ("APJ") includes Australia, Japan, and other Asian countries. Each operating segment provides similar hardware and software products and similar services. We do not aggregate any of the operating segments in determining our reporting segments. Prior to this change, we reported our operating segments as product and service segments.
Credit facility
In December 2011, we entered into a five-year credit facility in the aggregate principal amount of $35.0 million. The credit facility includes a feature that allows us to increase the revolver amount in the first 18 months of the credit facility up to $15.0 million to an aggregate principal amount of $50.0 million, subject to meeting certain conditions set forth in the credit facility. We intend to use the credit facility to primarily fund our working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. As of March 30, 2012, our total outstanding balance was $15.2 million, including $0.2 million of accrued interest. Further, the credit facility includes a $10.0 million letter of credit subfacility and we had $2.0 million outstanding letters of credit as of March 30, 2012.
On May 1, 2012, the revolver amount of our credit facility was increased by $5.0 million to an aggregate principal amount of $40.0 million. On May 9, 2012, the remaining amount available to be borrowed under the credit facility was approximately $22.7 million and we were in compliance with all covenants.
Restructuring action in Europe

On March 16, 2012, our Board of Directors approved a restructuring action (the "Fiscal 2012 Restructuring Action") to reduce approximately 25% of our European workforce and close certain legal entities and offices in Europe. We adopted the Fiscal 2012 Restructuring Action to streamline operations and reduce operating expenses in Europe.
In connection with the Fiscal 2012 Restructuring Action, we expect to incur pre-tax cash charges between $14.0 million and $17.0 million, which consist of pre-tax cash charges between $13.0 million and $16.0 million for employee termination benefits, and up to $1.0 million for the planned office and legal entity closures, which expenses include contract termination costs and other associated costs. We expect to recognize the majority of the expense associated with the employee termination benefits prior to the third quarter of fiscal 2013. The closure of offices and legal entities are expected to take up to 18 months and the related expenses are expected to be recognized over that period of time. Upon completion of the Fiscal 2012 Restructuring Action, we expect to realize annualized savings of approximately $7.5 million in the aggregate.

Results of Operations
Summarized below are the results of our operations for the three and nine months ended March 30, 2012 as compared to the three and nine months ended March 25, 2011.
Financial Summary

•
Revenue increased $55.7 million or 39% in the three months ended March 30, 2012 compared to the three months ended March 25, 2011. In addition, revenue increased $139.4 million or 32% in the nine months ended March 30, 2012 to $573.5 million from $434.1 million in the nine months ended March 25, 2011. Our higher revenue in both periods resulted primarily from the increase in our product revenue in our Americas and APJ segment and increase in the service revenue of our APJ segment.

•
Our overall gross margin decreased by 236 basis points from 28.2% in the three months ended March 25, 2011 to 25.8% in the three months ended March 30, 2012. Also, our overall gross margin decreased by 127 basis points from 28.5% in the nine months ended March 25, 2011 to 27.3% in the nine months ended March 30, 2012. This change in overall gross margin is due to decreased in both product and service gross margin. The decline in our product gross margin was due to product mix shift to lower margin products, as well as a result of competitive pricing pressures in our EMEA region. The decline in our service gross margins was largely as a result of lower support services revenue as our new products replace our installed base of older generation products with higher margin support contracts.

•
Total operating expense increased for the three months and the nine months ended March 30, 2012 as compared to the three months and nine months ended March 25, 2011, due to the acquisition of SGI Japan in March 2011. In fiscal year 2011, SGI Japan did not significantly impact our total expense as there were only 15 days in the three and nine months ended March 25, 2011 in which the two companies were combined, compared to a full quarter's expense from SGI Japan in the three and nine months ended March 30, 2012.

Revenue, cost of revenue, gross profit and gross margin
As a result of the change in our operating segments commencing in the quarter ended September 30, 2011, we presented information for the three and nine months ended March 25, 2011 on the basis of the new reportable segments. For additional information relating to our segment information, see Note 21 to our unaudited condensed financial statements in this Form 10-Q.
The following table presents revenue by operating segment for the three and nine months ended March 30, 2012 and March 25, 2011 (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 30, 2012	March 25, 2011	$	%	March 30, 2012	March 25, 2011	$	%
Total revenue
Americas	$128,321	$99,355	$28,966	29%	$350,434	$297,071	$53,363	18%
APJ	44,660	17,120	27,540	161%	141,639	47,448	94,191	199%
EMEA	26,409	27,189	(780)	(3)%	81,426	89,563	(8,137)	(9)%
Total revenue	$199,390	$143,664	$55,726	39%	$573,499	$434,082	$139,417	32%

Product revenue
Americas	$107,580	$74,516	$33,064	44%	$285,065	$220,007	$65,058	30%
APJ	25,253	11,434	13,819	121%	81,144	36,335	44,809	123%
EMEA	17,406	18,954	(1,548)	(8)%	56,025	65,515	(9,490)	(14)%
Total product revenue	$150,239	$104,904	$45,335	43%	$422,234	$321,857	$100,377	31%

Service revenue
Americas	$20,741	$24,839	$(4,098)	(16)%	$65,369	$77,064	$(11,695)	(15)%
APJ	19,407	5,686	13,721	241%	60,495	11,113	49,382	444%
EMEA	9,003	8,235	768	9%	25,401	24,048	1,353	6%
Total service revenue	$49,151	$38,760	$10,391	27%	$151,265	$112,225	$39,040	35%
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
Our continuous introduction of new products and improvements of our product's performance and data storage capacity means that we are unable to directly compare our products from period to period, and therefore, we are unable to quantify the changes in pricing of our products from period to period. We believe that our on-going introduction of new products and product features help mitigate competitive pricing pressures by shifting the competitive landscape to differentiated value rather than price.
Segment Operating Performance
Americas
Revenue increased $29.0 million or 29% to $128.3 million in the three months ended March 30, 2012 from $99.4 million in the three months ended March 25, 2011. The increase in Americas revenue was driven by higher product revenue partially offset by a decrease in service revenue. Product revenue increased by $33.1 million due primarily to the strength in sales of our scale out servers. This increase in product revenue was partially offset by a decrease in service revenue of $4.1 million as our new products replace our installed base of older generation products with higher margin support contracts. In addition, our service revenue was impacted by competitive pricing and economic challenges. The Americas segment represented 64% and 69% of the total revenue in the three months ended March 30, 2012 and March 25, 2011, respectively.
Revenue increased $53.4 million or 18% to $350.4 million in the nine months ended March 30, 2012 from $297.1 million in the nine months ended March 25, 2011. The increase in Americas revenue was driven by higher product revenue partially offset by a decline in service revenue. Product revenue increased by $65.1 million driven by the strength in sales of our scale out servers and storage products. Service revenue decreased $11.7 million despite having one additional week in the nine months ended March 30, 2012 compared to the nine months ended March 25, 2011. The decrease is primarily attributable to lower support revenue as our new products replace our installed base of older generation products with higher margin support contracts. The Americas segment represented 61% and 68% of the total revenue in the nine months ended March 30, 2012 and March 25, 2011, respectively.

APJ
Revenue increased $27.5 million or 161% to $44.7 million in the three months ended March 30, 2012 from $17.1 million in the three months ended March 25, 2011. Our higher revenue in APJ is primarily due to the acquisition of SGI Japan in March 2011, which contributed $35.7 million of revenue in the three months ended March 30, 2012 compared to $8.4 million in the three months ended March 25, 2011. Of the $8.4 million of revenue, $3.0 million is the revenue we recognized during the period SGI Japan was a customer and $5.4 million is revenue recognized by the Company after the acquisition of SGI Japan.  Our revenue for the three months ended March 30, 2012 is comprised of $25.3 million from product sales and $19.4 million from services compared to product and service revenue of $11.4 million and $5.7 million, respectively, for the three months ended March 25, 2011. The APJ segment represented 22% and 12% of the total revenue in the three months ended March 30, 2012 and March 25, 2011, respectively.
Revenue increased $94.2 million or 199% to $141.6 million in the nine months ended March 30, 2012 from $47.4 million in the nine months ended March 25, 2011. Our higher revenue in APJ is primarily due to the acquisition of SGI Japan in March 2011, which contributed $111.0 million of revenue in the nine months ended March 30, 2012 compared to $21.1 million in the nine months ended March 25, 2011. Of the $21.1 million of revenue, $15.7 million is the revenue we recognized during the period SGI Japan was a customer and $5.4 million is revenue recognized by the Company after the acquisition of SGI Japan.  Our revenue for the nine months ended March 30, 2012 is comprised of $81.1 million from product sales and $60.5 million from services compared to product and service revenue of $36.3 million and $11.1 million, respectively, for the nine months ended March 25, 2011. The APJ segment represented 25% and 11% of the total revenue in the nine months ended March 30, 2012 and March 25, 2011, respectively.
EMEA
Revenue decreased $0.8 million or 3% to $26.4 million in the three months ended March 30, 2012 from $27.2 million in the three months ended March 25, 2011. The decrease in revenue is primarily attributable to a decrease in product revenue of $1.5 million as a result of lower server sales, as well as lower pricing due to competitive pressures in the region. This decrease was partially offset by an increase in service revenue of $0.8 million. The EMEA segment represented 14% and 19% of the total revenue in the three months ended March 30, 2012 and March 25, 2011, respectively.
Revenue decreased $8.1 million or 9% to $81.4 million in the nine months ended March 30, 2012 from $89.6 million in the nine months ended March 25, 2011. The decrease in revenue is primarily attributable to a decrease in product revenue of $9.5 million as a result of lower server and storage sales. This decrease was partially offset by an increase in service revenue of $1.4 million due to one additional week in the nine months ended March 30, 2012 compared to the nine months ended March 25, 2011. The EMEA segment represented 14% and 21% of the total revenue in the nine months ended March 30, 2012 and March 25, 2011, respectively.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine months ended March 30, 2012 and March 25, 2011 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 30, 2012	March 25, 2011	$	%	March 30, 2012	March 25, 2011	$	%

Cost of product revenue	$121,263	$83,279	$37,984	46%	$333,347	$251,542	$81,805	33%
Cost of service revenue	26,617	19,883	6,734	34%	83,821	58,712	25,109	43%
Total cost of revenue	$147,880	$103,162	$44,718	43%	$417,168	$310,254	$106,914	34%

Product gross profit	28,976	21,625	7,351	34%	88,887	70,315	18,572	26%
Service gross profit	22,534	18,877	3,657	19%	67,444	53,513	13,931	26%
Total gross profit	$51,510	$40,502	$11,008	27%	$156,331	$123,828	$32,503	26%

Product gross margin	19.3%	20.6%			21.1%	21.8%
Service gross margin	45.8%	48.7%			44.6%	47.7%
Total gross margin	25.8%	28.2%			27.3%	28.5%
Cost of revenue consists of costs associated with direct material, labor, manufacturing overhead, freight, inventory write downs, warranty and share-based compensation. Cost of revenue also includes personnel costs for providing maintenance and professional services. Our manufacturing overhead and professional services personnel costs are fixed or semi-variable. Our gross margins are impacted by changes in customer and product mix, pricing actions by our competitors and commodity prices that comprise a significant portion of cost of revenue from period to period. Further, when certain sales contracts are deferred in accordance with our revenue recognition policy, the related cost of revenue is deferred and recognized over the service period.
Our cost of product revenue and gross profit are impacted by price changes, product configuration, revenue mix and product material costs. Our cost of service revenue and gross margin are impacted by timing of support service initiations and renewals as well as incremental investments in our customer support infrastructure. Our headcount in the manufacturing and services organization decreased by 98 employees from 744 employees at March 25, 2011 to 646 employees at March 30, 2012, primarily due to the decrease in service support employees as a result of the restructuring action in fiscal year 2011.
Overall gross profit increased by $11.0 million to $51.5 million in the three months ended March 30, 2012 from $40.5 million in the three months ended March 25, 2011. Overall gross margin decreased to 25.8% in the three months ended March 30, 2012 from 28.2% in the three months ended March 25, 2011. Our gross margin decreased due to unfavorable product mix shifts and competitive product pricing pressures in EMEA, as well as lower service margins.
Overall gross profit increased $32.5 million or 26% to $156.3 million in the nine months ended March 30, 2012 from $123.8 million in the nine months ended March 25, 2011 due to increased revenue. Gross margin decreased to 27.3% in the nine months ended March 30, 2012 from 28.5% in the nine months ended March 25, 2011 due to unfavorable product mix shifts and competitive product pricing pressures in EMEA, as well as lower service margins.
Product gross profit increased $7.4 million or 34% to $29.0 million in the three months ended March 30, 2012 from $21.6 million in the three months ended March 25, 2011. Product gross margin decreased to 19.3% in the three months ended March 30, 2012 from 20.6% in the three months ended March 25, 2011. Product gross profit increased $18.6 million or 26% in the nine months ended March 30, 2012. Product gross margin slightly decreased to 21.1% in the nine months ended March 30, 2012 from 21.8% in the nine months ended March 25, 2011. In both the three and nine month period ended March 30, 2012, our product gross margin decreased as a result of unfavorable product mix shifts to lower margin products and competitive pricing pressures in EMEA compared to the three and nine month period ended March 25, 2011.
Service gross profit increased $3.7 million or 19% and $13.9 million or 26% in the three and nine months ended March 30, 2012, respectively, compared with the same periods in the last fiscal year. Service gross margin decreased by 286 basis points and 310 basis points in the three and nine months ended March 30, 2012, respectively, compared with the same periods last fiscal year. The decrease is primarily attributable to lower support revenue as our new products replace our installed base of older generation products with higher margin support contracts.
Operating Expenses
Operating expenses for the three and nine months ended March 30, 2012 and March 25, 2011 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 30, 2012	March 25, 2011	$	%	March 30, 2012	March 25, 2011	$	%

Research and development	$14,982	$13,305	$1,677	13%	$47,427	$40,473	$6,954	17%
Sales and marketing	21,824	16,607	5,217	31%	66,722	49,566	17,156	35%
General and administrative	16,176	12,428	3,748	30%	47,860	36,952	10,908	30%
Restructuring	19	915	(896)	(98)%	129	1,716	(1,587)	(92)%
Acquisition-related	—	1,094	(1,094)	(100)%	—	1,094	(1,094)	(100)%
Total operating expense	$53,001	$44,349	$8,652	20%	$162,138	$129,801	$32,337	25%
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
Research and development expense increased $1.7 million or 13% to $15.0 million in the three months ended March 30, 2012 from $13.3 million in the three months ended March 25, 2011. The increase in research and development expense is primarily due to additional expense as a result of the acquisition of SGI Japan in March 2011. In addition, our headcount in research and development increased by 27 employees from 290 employees as of March 25, 2011 to 317 employees as of March 30, 2012 as we continue to invest in research and development activities. As a result of increased headcount, compensation and related expenses increased by $1.0 million and share-based compensation increased by $0.4 million during the three months ended March 30, 2012. Other research and development expenses increased as a result of an increase of $0.4 million in materials and supplies used and an increase of $0.2 million in facility related expenditures. The increase in expenses was partially offset by a decrease in third party consulting fees of $0.6 million.
Research and development expense increased $7.0 million or 17% to $47.4 million in the nine months ended March 30, 2012 from $40.5 million in the nine months ended March 25, 2011. The increase is primarily due to our acquisition of SGI Japan, as well as additional headcount as we continue to invest in research and development activities. As a result of increased headcount, compensation and related expenses increased $4.0 million and share-based compensation expense increased by $1.2 million during the nine months ended March 30, 2012. Other research and development expenses increased in connection with an increase of $1.7 million in materials and supplies and an increase of $0.6 million in facility related expenditures. The increase in expenses was partially offset by a decrease in third party consulting fees of $0.6 million.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense increased $5.2 million or 31% to $21.8 million in the three months ended March 30, 2012 from $16.6 million in the three months ended March 25, 2011. This increase was primarily due to an increase in our compensation and related expenses of $4.4 million during the three months ended March 30, 2012. Compensation and related expenses increased due mainly to increase in commissions expense as a result of achievement of sales commission targets, as well as additional expense as a result of the acquisition of SGI Japan in March 2011. Our headcount in sales and marketing increased by 71 employees from 293 employees as of March 25, 2011 to 364 employees as of March 30, 2012. Other expenses increased as a result of an increase in travel and marketing related expenses of $0.6 million, facility related expenses of $0.4 million, and share-based compensation expense of $0.2 million. The increase in these expenses is partially offset by a decrease in intangible amortization expense of $0.2 million and outside consulting fees of $0.1 million.
Sales and marketing expense increased $17.2 million or 35% to $66.7 million in the nine months ended March 30, 2012 from $49.6 million in the nine months ended March 25, 2011. This increase was primarily due to an increase in compensation and related expenses of $14.6 million during the nine months ended March 30, 2012, as a result of increase in commissions expense, as well as the acquisition of SGI Japan in March 2011. In addition, travel and marketing related expenses increased our expense by $1.8 million, facility related expenses increased by $1.2 million, and share-based compensation expense increased by $0.6 million. The increase in these expenses is partially offset by a decrease in intangible amortization expense of $0.9 million.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, bad debt expense, share-based compensation, and facilities and information technology costs.
General and administrative expense increased $3.7 million or 30% to $16.2 million in the three months ended March 30, 2012 from $12.4 million in the three months ended March 25, 2011 due to the acquisition of SGI Japan in March 2011. Total headcount in general and administrative increased by 11 employees from 224 employees as of March 25, 2011 to 235 employees as of March 30, 2012. Compensation and related expenses increased by $0.8 million. Further, facility related expenses, including property and other taxes, increased by $0.9 million, share-based compensation expense increased by $1.3 million, and materials and supplies used increased by $0.3 million.
General and administrative expense increased $10.9 million or 30% to $47.9 million in the nine months ended March 30, 2012 from $37.0 million in the nine months ended March 25, 2011 due to our acquisition of SGI Japan in March 2011. Compensation related expenses increased by $3.3 million, professional fees, including legal related expenses, increased by $1.3 million, facility related expenses, including property and other taxes, increased by $1.8 million, recruiting costs increased by $0.8 million, purchases of small equipment and supplies increased by $1.0 million, and share-based compensation expense increased by $1.7 million, and other expenses increased by $1.0 million.
Restructuring. Total restructuring expense related to the Fiscal 2012 Restructuring Action and the restructuring actions we undertook in prior years was immaterial for three months ended March 30, 2012 and was $0.1 million for the nine months ended March 30, 2012. For the three and nine months ended March 25, 2011, restructuring expense was $0.9 million and $1.7 million, respectively. As a result of the Fiscal 2012 Restructuring Action, we anticipate future cash outflow of between $14.0 million to $17.0 million, which we expect to recognize a substantial portion of this expense in fiscal year 2013. In addition, we anticipate future cash outflow of $0.3 million for the restructuring actions in prior years, which we expect to be fully paid in fiscal year 2013.
Acquisition-related. On March 9, 2011, pursuant to a Stock Purchase Agreement dated March 8, 2011, we acquired the remaining outstanding shares of SGI Japan. In connection with the acquisition, during the three months ended March 25, 2011, we incurred acquisition-related costs of $1.1 million, which consisted primarily of costs related to due diligence, legal and other professional fees. There were no significant acquisition costs during the three and nine months ended March 30, 2012.
Total other income (expense), net
Total other income (expense), net for the three months ended March 30, 2012 and March 25, 2011 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 30, 2012	March 25, 2011	$	%	March 30, 2012	March 25, 2011	$	%

Interest income (expense), net	$(126)	$10	$(136)	(1,360)%	$(150)	$236	$(386)	(164)%
Other income (expense), net	913	2,880	(1,967)	(68)%	(230)	(1,300)	1,070	(82)%
Total other income (expense), net	$787	$2,890	$(2,103)	(73)%	$(380)	$(1,064)	$684	(64)%
Interest income (expense), net. Interest income, net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds, U.S. treasury bills, and auction rate securities ("ARS"), as well as interest expense relating to our credit facility and to certain tax payments. The increase in interest expense in the three months ended March 30, 2012 compared to the three months ended March 25, 2011 was primarily due to the interest expense from our credit facility of $0.2 million, which was partially offset by interest income of $0.1 million from our interest-bearing investment accounts. Interest income (expense), net decreased in the nine months ended March 30, 2012 compared to the nine months ended March 25, 2011 primarily due to the interest expense from our credit facility of $0.2 million, as well as a decrease in our interest income of $0.1 million, as a result of lower investment account balances, as well as the sale of our remaining ARS in March 2011.
Other income (expense), net. Other income (expense), net during the three months ended March 30, 2012 consisted primarily of foreign exchange gain of $0.9 million primarily as a result of the strengthening of the Euro and British Pound against the U.S. Dollar compared to foreign exchange gains of $2.6 million during the three months ended March 25, 2011 as a result of favorable exchange rates in effect during this period. In addition, during the three months ended March 25, 2011, we realized a gain of $0.3 million related to the sale of our remaining investments in auction rate securities.
Other income (expense), net in the nine months ended March 30, 2012 consists primarily of foreign exchange losses of $0.4 million, which was partially offset by $0.2 million of miscellaneous income. Other income (expense), net in the nine months ended March 25, 2011 consists primarily of impairment of our investment in SGI Japan of $2.9 million and $0.8 million in recognized unrealized losses on our ARS investments, partially offset by foreign exchange gains of $2.4 million.
Income tax provision (benefit)
Income tax provision (benefit) for the three and nine months ended March 30, 2012 and March 25, 2011 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 30, 2012	March 25, 2011	$	%	March 30, 2012	March 25, 2011	$	%

Income tax provision (benefit)	$458	$715	$(257)	(36)%	$(112)	$2,098	$(2,210)	(105)%
We recorded a tax expense of $0.5 million and a tax benefit of $0.1 million for the three and nine months ended March 30, 2012, respectively. The net tax benefit was primarily comprised of tax liability computed based on the Company’s foreign projected financial results for the year ending June 29, 2012 offset by the reversals of unrecognized tax benefits including related interest. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 30, 2012 primarily due to tax expense incurred by the Company's foreign subsidiaries with operating income, offset by the release of the unrecognized tax benefits due to lapse of statute of limitations, benefits from reversals of previously accrued taxes in foreign jurisdictions and benefit from utilization of net operating losses not previously recognized.
We recorded a tax expense of $ 0.7 million and $2.1 million for the three and nine months ended March 25, 2011, respectively. Our tax expense for the three and nine months ended March 25, 2011 included $0.3 million and $1.6 million of unrecognized tax benefits and related interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for fiscal 2011 primarily due to domestic operating losses generated during the period from which the Company does not benefit, tax expense incurred by the Company's foreign subsidiaries with operating income, and tax expense associated with our unrecognized tax benefits and related interest.
As of March 30, 2012, we have provided a partial valuation allowance against our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

Liquidity and Capital Resources
We had $88.9 million of cash and cash equivalents at March 30, 2012 and $139.9 million at June 24, 2011. As of March 30, 2012, we had $52.3 million of cash and cash equivalents that are held outside the United States. Historically, we have required capital principally to fund our working capital needs. It is our investment policy to invest in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At March 30, 2012, we had short-term and long-term restricted cash and cash equivalents of $4.3 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section titled "Contractual Obligations and Other Commitments", in December 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million, which was increased to $40.0 million on May 1, 2012. The credit facility is intended to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. As of March 30, 2012, we had an outstanding balance of $15.2 million from our credit facility, which included $0.2 million of accrued interest. We also had $2.0 million outstanding letters of credit under this credit facility.
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
At May 9, 2012, we believe our current cash and cash equivalents, in conjunction with the funds that may be drawn down under our credit facility, will be sufficient to fund working capital requirements, capital expenditures and operations for at least the next twelve months. During the nine months ended March 30, 2012, we signed several large sales contracts resulting in cash being invested to fund working capital for some of these sales contracts in excess of nine months before the related revenues are collected. As a result of such cash investments, we have further intensified our cash processes related to monitoring, projections and control procedures to operate our business. The remaining principal that is available for withdrawal on the credit facility will provide us with additional capital resources to the extent that cash provided by operating activities is not sufficient to fund our cash needs. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future.
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
The following is a summary of cash activity (in thousands):

	Nine Months Ended
	March 30, 2012	March 25, 2011
Consolidated statements of cash flows data:
Net cash used in operating activities	$(61,410)	$(9,680)
Net cash provided by (used in) investing activities and acquisitions	(8,059)	7,431
Net cash provided by financing activities	19,066	1,064
Effect of exchange rate changes on cash and cash equivalents	(593)	$569
Net decrease in cash and cash equivalents	$(50,996)	$(616)

Operating Activities
Cash used in operating activities was $61.4 million for the nine months ended March 30, 2012. Our net loss was $6.1 million for the nine months ended March 30, 2012. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $11.2 million and share-based compensation expense of $7.9 million. Net change in operating assets and liabilities contributed to the decrease in cash from operating activities of $75.1 million. The primary operating activity use of cash was from purchases of inventory, increase in accounts receivable and prepayments, and payment of accrued compensation and accounts payable.
For the nine months ended March 30, 2012, inventory increased $26.6 million to meet the demands of the large sales contracts that we entered during the second quarter of fiscal year 2012, as well as due to timing of shipments to customers. Additionally, accounts receivable increased $29.9 million due to the timing of collections of the trade receivables, and prepaids and other current assets increased $3.6 million due mainly to timing of value-added tax remittances, as well as increase in prepayments. Accounts payable decreased $6.7 million, primarily due to the timing of payments, and accrued compensation decreased $4.4 million primarily due to timing of compensation related payments. The decrease in deferred revenue during the nine months ended March 30, 2012 was offset by a corresponding decrease in deferred cost of goods sold.
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

Investing Activities and Acquisitions
Cash used by investing activities was $8.1 million in the nine months ended March 30, 2012, primarily due to purchases of property and equipment and other individually immaterial investing activities of $5.6 million and $2.5 million, respectively.
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

Financing Activities
Cash provided by financing activities was $19.1 million in the nine months ended March 30, 2012, primarily due to proceeds from draw-down on our credit facility of $15.0 million, the issuance of stock under our employee stock purchase plan and stock option exercises of $5.1 million, which was partially offset by repurchases of restricted stock units of $1.0 million for tax withholding purposes.
Cash provided by financing activities was $1.1 million in the nine months ended March 25, 2011, primarily due to proceeds from the issuance of stock under the employee stock purchase plan and stock options of $5.8 million, partially offset by repurchases of restricted stock of $0.9 million and the purchase of treasury stock of $3.9 million.
In February 2009, the Board of Directors approved a stock repurchase program of up to $40.0 million of our common stock. Under the program, we are authorized to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. During the nine months ended March 25, 2011, we repurchased 505,100 shares of outstanding common stock for a total of $3.9 million which was paid in cash. There were no repurchases in the nine months ended March 30, 2012. As of March 30, 2012, $35.1 million remained available for future repurchases under the stock repurchase program.
We expect to continue to invest in the business including working capital, capital expenditures and operating expenses. We intend to fund these activities with our cash reserves, cash generated from operations, if any, and with the remaining principal that is available for withdrawal on the credit facility to the extent that cash provided by operating activities is not sufficient to fund our cash needs. Increases in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash resources.

Contractual Obligations and Commitments
Operating Leases
We lease certain real and personal property under non-cancelable operating leases. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses.
As of March 30, 2012, we had total outstanding commitments on non-cancelable operating leases of our real properties of $16.3 million, $7.1 million of which relate to our domestic leases. These leases include our headquarters in Fremont, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal year 2014. As of March 30, 2012, we had total outstanding commitments of $9.2 million in non-cancelable international real property operating leases. The total outstanding commitments included $3.1 million relating to our leased facility in Japan, which we assumed as part of the SGI Japan acquisition. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our Japan leases, which generally provide for a two-year renewal option.
As of March 30, 2012, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $0.8 million at March 30, 2012.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through fiscal year 2014. As of March 30, 2012, there was a remaining commitment of approximately $20.4 million, of which $17.2 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Credit Facility
On December 5, 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The credit facility includes a feature that allows us to increase the revolver amount in the first 18 months of the credit facility by up to $15.0 million to an aggregate principal amount of $50.0 million, subject to meeting certain conditions set forth in the credit facility. As of March 30, 2012, the outstanding balance under the credit facility was $15.2 million, including $0.2 million of accrued interest. On May 1, 2012, the revolver amount of our credit facility was increased by $5.0 million to an aggregate principal amount of $40.0 million. On May 9, 2012, the remaining amount available to be borrowed under the credit facility was approximately $22.7 million. This availability will fluctuate over time, and generally monthly, due to a variety of factors including our overall mix of sales and resulting accounts receivable with international and domestic customers, U.S. governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of the our accounts receivable. See Note 15 "Credit Facility" to our unaudited condensed consolidated financial statements in this Form 10-Q for further information on the credit facility.
Uncertain Tax Positions
As of March 30, 2012, the net recorded tax liability for uncertain tax positions was $22.6 million, including interest and penalty. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.
Guarantees and Indemnifications
We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at March 30, 2012 was $4.5 million for which we have $4.3 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 30, 2012. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of March 30, 2012.
Off-Balance Sheet Arrangements
Our credit facility includes a $10.0 million letter of credit subfacility. As of March 30, 2012, we have $2.0 million of outstanding letter of credit to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of March 30, 2012.
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

There have been no significant changes in the Company's significant accounting policies for the nine months ended March 30, 2012 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 24, 2011.

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
As of March 30, 2012, our cash and cash equivalents of $88.9 million consisted primarily of cash and U.S. Treasury notes. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk. Given the short term nature of our cash and cash equivalents, we believe that the current risk of loss in fair value resulting from interest rate changes is minimal. At March 30, 2012, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under our credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows may be materially affected. As of March 30, 2012, we had $15.2 million of outstanding borrowings under our credit facility, of which $0.2 million was accrued interest. A 1% increase or decrease in interest rate, with all other variables held constant, would have resulted in a $0.2 million increase in interest expense.
Foreign Exchange Risk
As of March 30, 2012, foreign currency cash accounts totaled $48.6 million, primarily in Japanese Yen, Euros, and British Pounds.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net in our consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses, and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. At March 30, 2012, we had no foreign currency forward contracts or option contracts.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $4.9 million change in the value of our foreign currency cash accounts.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our interim chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information required to be disclosed in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2012.
Changes in Internal Control over Financial Reporting
Except for the continuing modification of the processes, systems and controls relating to SGI Japan, which was acquired on March 9, 2011, there were no changes in the Company's internal control over financial reporting during the quarter ended March 30, 2012, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
On May 1, 2007, Silicon Graphics, Inc., the predecessor company that we acquired in May 2009 ("Legacy SGI") received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. We assumed this claim in connection with our acquisition of Legacy SGI assets, and are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.5 million based on the conversion rate on March 30, 2012) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.5 million based on the conversion rate on March 30, 2012) plus interest and costs. The proceeding has commenced, witness testimony is now complete and the parties have been instructed to submit final arguments by the next scheduled hearing date (to be determined by the arbitrator). We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

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
Our quarterly and annual periodic operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. We expect that our revenue, gross margin, and earnings per share will fluctuate on a periodic basis in future periods. If in future periods our operating results do not meet the expectations of investors or analysts who choose to follow our company, our stock price may fall. Factors that may affect our periodic operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	increased competition causing us to sell our products or services at low margins;

•	location and timing requirements for the delivery of our products and services;

•	lengthy acceptance cycles of our products by certain customers;

•	addition of new customers or loss of existing customers

•	gross margin pressures from the sales of products and services due to discounted pricing, especially to our largest customers;

•	changes in the mix of products sold due to differences in profitability among our products;

•	write-off of excess and obsolete inventory;

•	impairment and shortening of the useful life of components from our suppliers;

•	unexpected changes in the price for, and the availability of, components from our suppliers;

•	our ability to enhance our products with new and better designs and functionality;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	actions taken by our competitors, such as new product announcements or introductions or changes in pricing;

•	market acceptance of newer products, such as ICE X™ and SGI® Modular InfiniteStorage™;

•	technology regulatory compliance, certification and intellectual property issues associated with our products;

•	the payment of unexpected legal fees and potential damages or settlements resulting from protecting or defending our intellectual property or other matters;

•	the payment of significant damages or settlements resulting from faulty or malfunctioning products or the provision of services unsatisfactory to our customers;

•	the market downturn and delay in orders of our products;

•	compliance costs associated with new laws, rules and regulations, including environmental regulations;

•	the payment of unexpected IP licensing royalties to third-parties who successfully assert that our product(s) infringe their intellectual property rights;

•	the departure and acquisition of key management and other personnel; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.
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
For the three months ended March 30, 2012, our combined revenue from our EMEA and APJ segments was $71.1 million. As of March 30, 2012, the balance in our foreign currency cash accounts was $48.6 million. As of March 30, 2012, we had no foreign currency forward contracts or option contracts. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
A concentrated number of customers that purchase our products in large quantities have historically accounted for a significant portion of our revenues. If we are unable to maintain or replace our relationships with concentrated customers and/or diversify our customer base, our revenue may fluctuate or decline and our growth may be limited.
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these large customers. For the three months ended March 30, 2012, our top five customers accounted for approximately 46% of our total revenues. For the three months ended March 30, 2012, two customers in the Americas segment each accounted for 13% of our total revenues. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers, for example as a result of a customer's capital expenditure budget reductions or U.S. Government spending reductions, could materially adversely affect our revenues, financial condition and results of operations.

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
Moreover, we may experience delays in recognizing revenue from the sales of products or services due to lengthy acceptance cycles of our products by certain customers, development or product delivery delays, delays in obtaining necessary components from our suppliers, contractual provisions or other reasons. Such factors could adversely affect our operating results in any specific quarter or year, and could cause our revenue, gross profit and cash receipts to be delayed to later periods.

Lengthy cash collection cycles in the sales of our products to certain customers may adversely affect our liquidity and ability to fund our operations.
Several large transactions that we have entered into require us to invest cash upfront to fund working capital without collecting cash for several periods. If we are unable to negotiate for more favorable cash collection terms in the future, our liquidity and ability to fund our operations could be adversely affected.
If we are unable to retain and attract adequate qualified personnel, including key executive, managerial, technical, finance, marketing and sales personnel, we may not be able to execute on our business strategy.
Our future success depends in large part upon the continued service and enhancement of our executive, managerial, technical, finance, marketing and sales employees. In December 2011, Mark Barrenechea resigned from the positions of chief executive officer and president effective January 1, 2012 and Ron Verdoorn, the Chairman of our Board of Directors, was appointed Interim Chief Executive officer in accordance with the succession plan in place by the Nominating and Corporate Governance Committee of the Board of Directors. The Board of Directors appointed Jorge L. Titinger as Chief Executive Officer and President, effective February 27, 2012. In addition, Timothy Pebworth resigned as Vice President and Chief Accounting Officer effective April 20, 2012, and James Wheat resigned as Senior Vice President, Chief Financial Officer and Chief Accounting Officer effective May 14, 2012, each for personal reasons. On April 30, 2012, Robert Nikl was appointed as Executive Vice President, Chief Financial Officer and Chief Accounting Officer effective May 15, 2012. If there were further changes in management, such changes could be disruptive and could negatively affect our operations, our culture and our strategic direction.
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
Our cash equivalent and short-term investment portfolio as of March 30, 2012 consists of U.S. treasuries. Our investment portfolio carries both interest rate risk and credit risk. Fixed rate debt securities may have their market value adversely impacted due to a credit downgrade or a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall or a credit downgrade occurs. As a result of current adverse financial market conditions, including the recent downgrade by Standard and Poor's (S&P) of the U.S. long-term sovereign credit rating, capital pressures on certain banks, especially in Europe, and the continuing low interest rate environment, some of our financial instruments may become impaired. Our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt or equity investments is judged to be other-than-temporary. In addition, we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in the issuer's credit quality or changes in interest rates.

Risks Related to Owning Our Stock
Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.
Our stock has been publicly traded for a relatively short period of time, having first begun trading in June 2005. During that time our stock price has fluctuated significantly, from a high of $56.00 per share to a low of $3.42 per share. At times the stock price has changed very quickly. During the three months ended March 30, 2012, our stock price has fluctuated from a high of $14.93 to a low of $8.36. Investors may not be able to sell the shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, and which may not relate to our performance or results of operations, including without limitation:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

 EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	000-51333	8/12/2005
3.2	Amended and Restated Bylaws	8-K	3.2	000-51333	3/7/2008
3.3	Certificate of Ownership and Merger	8-K	3.3	000-51333	5/21/2009
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Form of Specimen Stock Certificate	8-K	4.2	000-51333	5/21/2009
10.1*	Employment Agreement Letter dated February 21, 2012 between the Company and Jorge L. Titinger	8-K	10.1	000-51333	2/23/2012
31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
32.1
Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)
X
101.INS**	XBRL Instance Document					X
101.SCH**	XBRL Taxonomy Extension Schema Document					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Indicates a management contract or compensatory plan or arrangement
** XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS INTERNATIONAL CORP.

By:	/s/ JAMES D. WHEAT
James D. Wheat Chief Financial Officer
Dated: May 9, 2012