Form 10-K
period 2012-06-29
Silicon Graphics International Corp
filed 2012-09-10
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2012
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
(510) 933-8300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐

    No  ☒

As of December 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Select Market, was approximately $162,212,805.
As of August 31, 2012, there were 32,326,156 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant's definitive proxy statement for its 2012 Annual Meeting of Stockholders, scheduled to be held on December 7, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be part of this Annual Report on Form 10-K.

SILICON GRAPHICS INTERNATIONAL CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 29, 2012

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
Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, the risk factors set forth in “Item 1A—Risk Factors,” and "Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and elsewhere in this Form 10-K and the risks detailed from time to time in Silicon Graphics International Corp.’s future U.S. Securities and Exchange Commission reports. The information included in this Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ materially from the forward-looking statements included herein. We disclaim any intent to update any of the forward-looking statements after the date of this report or to conform these statements to actual results except as required by law. Accordingly, we caution readers not to place undue reliance on such statements.
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
From developing custom semiconductors to data center solutions, we differentiate by scaling for compute and data intensive workloads of our customers’ most demanding applications. We have over 1,500 employees worldwide. We sell and market our systems, technologies, software, and services to enterprises in over 25 countries through our direct and indirect sales force including original equipment manufacturers, system integrators and value added resellers. In the fiscal years ended June 29, 2012, June 24, 2011 and June 25, 2010, international revenue was approximately 41%, 38% and 25%, respectively, of our total revenue.
Acquisitions
SGI Japan, Ltd.
On March 9, 2011, (the "Closing Date"), our wholly-owned subsidiary, Silicon Graphics World Trade BV ("SGI BV") acquired the remaining outstanding shares of SGI Japan, Ltd., a Japanese corporation (“SGI Japan”). Prior to the Closing Date, we owned approximately 10% of the outstanding shares of SGI Japan and accounted for such investment as a cost method investment. SGI Japan operates primarily as a seller and servicer of high-performance computing ("HPC"), visualization, data center, and media and archive systems in Japan.

The total purchase price was approximately $17.9 million in cash. The acquisition provided us with a strategic entry into the large technical computing market of Japan and has enabled us to extend our global reach, accelerate growth opportunities, and strengthen the relationships with our partners and customers in Japan. Furthermore, the acquisition has enabled us to more fully participate in the Japanese HPC market and benefit from SGI Japan's extensive service business.
Copan Systems, Inc.
On February 23, 2010, we completed the acquisition of substantially all the assets of Copan Systems, Inc. (“Copan”) and assumed certain liabilities for $2.0 million in cash.
Silicon Graphics, Inc.
On May 8, 2009, we completed the acquisition of substantially all of the assets of Silicon Graphics, Inc. (“Legacy SGI”), excluding certain assets unrelated to the ongoing business, including certain of Legacy SGI’s non-U.S. subsidiaries and operations and assumed certain liabilities (together, the “Net Assets”). As Legacy SGI and certain of its affiliates had filed bankruptcy petitions and motions for voluntary Chapter 11 reorganization, the acquisition was subject to the approval of the United States Bankruptcy Court for the Southern District of New York. The acquisition was approved and we acquired the Net Assets for a purchase price of approximately $42.5 million in cash.
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
Included in this report are our consolidated balance sheets as of June 29, 2012 and June 24, 2011, the consolidated statements of operations, the consolidated statements of stockholders’ equity, and the consolidated statements of cash flows for the fiscal years ended June 29, 2012 ("fiscal 2012"), June 24, 2011 ("fiscal 2011") and June 25, 2010 ("fiscal 2010").
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
Our product revenue is comprised of sales of our broad line of low-cost, mid-range and high-end scale out and scale up servers and data storage solutions, as well as sales of a variety of software products that increase the efficiency, performance, and manageability of the systems or software applications for server and storage management. Our servers and data storage solutions are based on Intel® Xeon® or AMD Opteron processors, NVIDIA® graphics processors, and the Linux or Microsoft® Windows® operating systems. Our servers include products sold under the SGI® UV™ Supercomputer, SGI ICE Clusters, CloudRack™, and Rackable™ rack mount server brand names. Our data storage solutions are sold under the SGI® InfiniteStorage, SGI Modular InfiniteStorage, ArcFiniti™ and COPAN™ brand names. We also sell third-party products if these products are needed to complete customer installations as part of our service offerings.
Our service revenue is comprised of sales from two types of services: customer support services and professional services. Our customer support organization provides ongoing maintenance and technical support for our products and some third-party products, as well as contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides technology consulting, project management, managed services, and customer education, all of which help our customers realize the full value of their information technology investments.

During fiscal 2012, 2011 and 2010, product revenue represented approximately 74%, 74% and 63% of total revenue, respectively, and service revenue represented approximately 26%, 26% and 37% of total revenue, respectively, on a contractual basis. Further information regarding our operating segments is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K and in Note 21 "Segment Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Customers
For fiscal 2012, 2011 and 2010, Amazon accounted for approximately 16%, 12% and 20% of our revenue, respectively. No other customers accounted for more than 10% of our revenue for fiscal 2012, 2011 and 2010. Our sales to the U.S. government, which have been historically less than 10% of our revenues, are made to and through numerous government agencies.
Information regarding revenue and gross profit by reportable segments and revenue from our customers and long-lived assets by geographic region is presented in Note 21 "Segment Information" to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Solutions
We provide a broad line of solutions designed to address the demands of market verticals such as government intelligence, life sciences, media and entertainment, virtual product development in the manufacturing industry, cloud and web computing, and financial services. These solutions allow our customers to run data-intensive applications rapidly and to store their data safely and economically. Our core solutions are computing and storage solutions based on Intel and AMD processors, NVIDIA graphics processing units ("GPUs"), and the Linux operating system. Our storage product lines integrate disk systems, ranging from entry-level disk arrays to complex storage systems. We have 'zero watt' technology in our archive systems that allows the same archives to be stored safely for long periods of time with no power usage, but rapid access and high usability.
Our products predominantly utilize a software environment that is based on the industry-standard Linux operating system and comprehensive data management tools, as well as open source software and our own execution, development and administrative tools and utilities. We have key differentiation in our storage software in handling very large data archives with demonstrated ability to safely store files for decades, but with significant ease-of-use to the user. We believe that our integrated software stack and the features of our architecture and hardware differentiate our product offerings in performance and ease of use. Our products can be customized to meet end-user requirements and were developed to permit easy hardware and software installation, both to add capacity and to take advantage of future technology advances.

We design our solutions for performance, quick deployment, efficient operation, high system availability and efficient serviceability. Our compute solutions incorporate premium quality components, selected for superior functionality and reliability. In addition, we design our compute solutions to minimize the number and complexity of interconnects for power and data transfer in order to improve reliability, speed of implementation and serviceability. We also integrate third- party hardware and software products into the solutions we sell and provide a single source for our customers.

We group our solutions into four categories: Big Data, Data Storage, Scale-out Compute, and Scale-up Compute:

Big Data Solutions:

•
SGI® Hadoop Solutions. SGI has implemented the largest single Hadoop clusters and the largest Hadoop installation in the industry. The solutions start with a deep software stack including our proprietary SGI Management Center, cluster management software that offers ease of management of thousands of server nodes, complete monitoring of all key system aspects, and fine-grained power management. Underneath the SGI Management Center are open components including the Linux operating system and the Apache-based Hadoop distribution. SGI Hadoop solutions are completely factory-integrated and tested, and arrive at the customer site ready to be plugged in and provide an immediate resource. For customers interested in experimenting with Hadoop for the first time, SGI offers Hadoop Starter Kits in sizes ranging from a half-rack to multiple racks.

•
SGI Graph, Fraud Analysis, Social Analytics, and Genomics Solutions. These solutions achieve real-time results and ease of use management and application development environments, allowing customers to develop new analyses quickly, and provide instant feedback versus batch jobs that might take hours or days to complete. The solutions use the SGI® UV™ 2, the second generation of our Intel® Xeon® based scale-up servers. UV 2 targets large-scale in-memory databases and data analytic environments. UV 2 leverages nearly twenty years of SGI technology to deliver the fastest and most scalable shared memory computer in the world, scaling from 16 to 4,096 processing cores with architectural provisioning for up to 262,144 cores, while supporting up to 64 terabytes of global shared memory in a single system image. UV 2 can support Novell® SLES® Linux and Red Hat® Enterprise Linux®. Superior performance is built into every SGI UV 2 system, leveraging our high speed proprietary interconnect NUMAlink® 6 and MPI Offload Engine acceleration. Based on open standards, the system's x86 architecture leverages the quad-, six- or eight-core Intel® Xeon® E5-4600 series processor family, and allows for the use of completely unmodified Novell® SLES® or Red Hat® Enterprise Linux operating systems.

Data Storage Solutions:

Our data storage solutions are comprised of cloud storage, network-attached storage ("NAS"), data archive and HPC storage solutions designed to meet the needs of technical and cloud computing and persistent data archiving.

•
Cloud Storage Solutions: Cloud storage is the fastest growing portion of the storage market. Optimal cloud storage solutions combine high density, flexibility, reliability and serviceability. Cloud storage solutions should install and be storing data in hours versus days and weeks. In 2012, SGI created a new ultra-dense storage offering that has leading drive density, with up to eighty-one 3.5 inch drives or one-hundred sixty-two 2.5 inch drives in the just a bunch of disks ("JBOD") version, which is a chassis of disks with no fail-over capacity. SGI® Modular Infinite Storage ("MIS") has a storage server and a JBOD version, and is a highly flexible platform. It can form the basis for many different storage solutions with different disk size and types (including SSDs). MIS forms an ideal cloud storage solution, or when bundled with software a NAS, archive gateway, or object store server. MIS has a unique, patent-pending, design that allows it to be maintained from the front or rear of the chassis. The 'drive-brick' concept allows for faster installation (one drive brick can have up to 18 drives in it) since one drive brick can be installed in a much shorter time than 18 separate drives as with competing designs.

•
SGI®NAS: Based on the new SGIMIS platforms, SGI NAS offers performance, feature-rich and dense network attached storage and file-serving solutions. These enable multiple node file-based NAS access to serial attached small computer system interface ("SAS"), Infiniband and Fiber Channel storage area network ("SAN") infrastructures.

•
DMF™: Our Data Migration Facility ("DMF") storage software creates and automatically manages a tiered virtual storage environment that significantly reduces customer equipment and operating costs, improves service levels and lowers customer data risks. Currently, DMF is deployed at customer sites managing tens of petabytes of data, nearly one billion files, and runs storage devices at their maximum rated speed. DMF operates in the background so there is no interruption or degradation of service to end-users and applications. DMF is one of the core components of our ArcFiniti™ archive solution, providing the top capabilities of DMF in an easy-to-administer and use package, and is often implemented as a part of many of our HPC storage solutions.

•
CXFS™: Our CXFS file system software provides no-compromise data sharing, enhanced workflow, and reduced costs in data-intensive environments. It eliminates file duplication and the time it takes to move large files over networks. CXFS significantly boosts productivity where large files are shared by multiple processes in a workflow. Because it uses a SAN infrastructure, CXFS delivers much greater I/O performance and bandwidth than any network data-sharing mechanism, such as network file system or common internet file system.

•
ArcFiniti™: ArcFiniti brings together SGI's data management hardware and software tools in a fully-integrated, persistent data archive solution aimed specifically at unstructured file-based data. Leveraging patented SGI zero-watt and disk aerobics technology to reduce power consumption and ensure data integrity, ArcFiniti is available in five different factory-integrated configurations, ranging from 154 terabytes to 1.4 petabytes of usable storage in a single rack before compression. This solution can provide significant infrastructure savings over conventional archive systems, while also enabling immediate access to archived data to users. Future ArcFiniti solutions will be implemented with the SGI MIS platform allowing for standard 19-inch rack compatibility, and SGI will develop archive gateway solutions with SGI MIS, allowing for tiered storage access to ArcFiniti and to tape solutions.

•
HPC Storage Solutions: SGI HPC storage solutions typically combine either direct-attached or SAN RAID solutions offering a variety of density, performance and price points. HPC storage is typically used in combination with SGI storage software such as DMF or CXFS, SGI storage management software. Our Infinite Storage 5000 and 5500 series entry level ("RAID") products are focused on delivering a high price/performance ratio. Our InfiniteStorage 16000 and 17000 solutions are designed to meet high performance, guaranteed I/O rate and capacity requirements found in many high-end HPC environments. Offering scalability to 1,200 disk drives, guaranteed latency and extremely high bandwidth, our InfiniteStorage 16000 and 17000 solutions are suitable for the requirements of digital media, supercomputing, life sciences and remote sensor acquisition.

Scale-out Compute Solutions:

•
SGI HPC Cluster Solutions. Clusters are the workhorses of many applications in high-performance computing, or HPC, running compute workloads as diverse as Computational Fluid Dynamics and bioinformatics. The design for SGI HPC cluster solutions begins with our Applications Engineering team of engineers and scientists, many at the Ph. D. level, who have years of experience working with customers and their applications in a variety of engineering and technical fields. This understanding of customer needs helps us to provide cluster solutions for customer workflows and data sets. SGI HPC cluster solutions offer solutions for small design shops all the way up to the largest corporations in the world. The HPC cluster solutions are made up of the following components:

◦
SGI Management Center, used in our Hadoop solutions, is also used to manage HPC cluster solutions. Adding features such as GPU monitoring to the capabilities allows our customers to take advantage of the latest processors for accelerating the speed of their codes.

◦
SGI Foundation Software is our software suite of support tools and utilities that enable our servers to run more reliably, with improved support, and enable new server capabilities. SGI Foundation software includes key capabilities to monitor memory component failures in our servers, which minimizes or eliminates the impact of these failures on system users. SGI Foundation Software also includes customized simple network management protocol interfaces for many of our systems, allowing them to interface easily to enterprise management systems.

◦
SGI Performance Suite software improves performance and provides key additional capabilities for developers of technical computing and big data applications on all of our systems supported on standard Linux distributions. SGI Performance Suite software contains the following components: SGI® Accelerate™, SGI MPT, SGI REACT™ and SGI UPC. SGI Accelerate provides features that accelerate applications, enable development of parallel and real-time applications, and manage system resources for SGI's large scalable servers, clusters and storage. SGI Message Passing Interface ("MPI") contains the SGI Message Passing Toolkit ("MPT") for very high levels of scalability and performance of MPI applications on our systems and software library. SGI REACT software provides features that enable real-time, guaranteed response time applications to run on SGI systems. SGI UPC is the SGI Unified Parallel Compiler which has optimization for the SGI UV 2 server features.

◦
SGI Rackable™ standard depth server clusters are solutions for small to medium-sized installations, typically of a few servers to a few hundred. Standard depth servers consist of several models, including I/O and memory rich models, dense models with four slim nodes in a single 2U chassis, and models specifically designed to support NVIDIA Tesla GPUs and Intel Xeon Phi accelerators. The clusters include a broad range of GigE and Infiniband interconnect options.

◦
SGI® ICE™ X, the fifth generation of our award-winning SGI ICE architecture, was launched in November, 2011, and is for HPC cluster solutions requiring from a few hundred to tens of thousands of nodes. ICE X continues the tradition of the ICE product line with its innovative blade design and integrated Infiniband interconnect. ICE X is the performance leader for its class of applications. It introduces a variety of new technologies including FDR Infiniband, double-density blades, flexible power shelves, on-processor liquid cooling, and “M-Cell” closed-loop cooling environment that allows warm water cooling. ICE X makes it easy to affordably scale up to 73,728 compute nodes. Its open x86 architecture makes it equally simple to deploy commercial, open source or custom applications on completely unmodified Novell® SLES® or Red Hat® Enterprise Linux® operating systems. ICE X supports the latest Intel E5-2600 processors. We have deployed a Petascale computer at NASA-Ames in Mountain View, California, based on SGI ICE technology, and have a roadmap to Exascale computing at both the hardware and software level. Future ICE X blades will support both the latest NVIDIA Tesla GPUs as well as Intel Xeon Phi accelerators.

•
SGI Cloud/Web Solutions. SGI has leading cloud/web solutions that power some of the largest properties on the internet, as well as provide private and government cloud solutions. These solutions consist of:

◦
SGI Rackable™ half-depth servers are high-density, rack-mounted systems designed specifically for large-scale data center environments. This line of servers utilizes either our back-to-back or flow through cabinet design to facilitate increased physical server density, reducing floor space requirements. We are generally able to offer approximately twice the server or processor density of traditional rack mount solutions, or we can provide similar densities but with larger server sizes, yielding better air flow characteristics, and lower cooling requirements. We offer both AC and DC powered servers, with DC power servers offering the advantage of rack-level uninterruptible power supply versus individual server-level server power supplies. These servers also provide configurable components, front-facing cable connections for enhanced serviceability and remote management functionality either based on our proprietary Roamer™ or industry-standard IPMI-based technologies.

◦
Sold as a rack-level solution, CloudRack™ C2 cabinets support up to 38 trays —a proprietary, coverless form factor that yields a high degree of flexibility and server density while conforming to industry-standard hot-aisle/cold-aisle data center environments. In addition to improved serviceability due to easy access to server components, the tray form factor enables CloudRack to be optimized for use of open-standard components at the motherboard, processor, dynamic random access memory ("DRAM") and disk drive level. CloudRack's advanced thermal design eliminates all cooling fans and power supplies at the server level, relying instead on larger cabinet-level cooling and DC rectification technology. This increases reliability while reducing power consumption. This design offers advantages for many data center environments, especially those focused on cloud computing. We also offer CloudRack X2, which supports up to nine trays in an industry-standard rack mount enclosure. We recently deployed AC powered CloudRack for some of our large customers, versus the traditional DC power.

Scale-up Compute Solutions:

•
SGI UV 2. In addition to being a Big Data solution, SGI UV 2 can run many compute workloads, using similar programming tools such as SGI Performance Suite as with the scale-out cluster solutions listed above. Some programming jobs and sizes of data in CAE, Life Sciences, and other markets where customers exceed the capacity of a standard two or even four socket server can utilize the UV2 large node in any cluster deployment. With SGI Management Center able to manage both our scale-out and our scale-up solutions, this becomes an easy-to-use environment for the customer. UV2 also provides solutions for smaller companies where there is no information technology ("IT") support to manage a complex scale-out cluster deployment with lots of parts. The UV2 can be utilized as the sole compute resource, with only a single server and operating system image. Finally, customers interested in developing new applications will be able to prototype new algorithms with the architecture available for UV2.

SGI Global Services

The SGI Global Services organization is comprised of customer support services and professional services, which function as a single business unit. As of June 29, 2012, the organization employed more than 500 employees in over 20 countries.

Both customer support services and professional services develop and implement services solutions for our customers, as well as provide a complete suite of support and maintenance offerings to address the requirements and business strategies of our customers, distributors and resellers.

The SGI Global Services organization offers market competitive warranties, generally from one (1) to three (3) years, and warranty upgrade options for products sold by our direct sales team and approved distributors and resellers. We are committed to meeting our customers' maintenance and support needs by providing a broad range of support programs from cost effective SGI® FullCare™ plans to the SGI® FullExpress™ 7X24 for mission critical environments. SGI services may include hardware and software maintenance, system installation, configuration and management services, spares management, site preparation, technical training, as well as software upgrades and updates. Service is provided to our customers directly and through approved distributors, resellers and third-party provider partners.

Customer Support Services. SGI customers may purchase a variety of support services plans. We offer several levels of support that vary depending on specific services, response times, coverage hours and duration. In addition to our industry leading standard support plans, our customer support services provide competitive advantages in the form of long-standing relationships with our customer base and the extensive expertise of our systems engineers.

Professional Services. Our professional services group provides fee-based consultative services to our customers and system integrators. We architect, design, implement and manage complex and complete solutions for our customers' technical computing infrastructures as well as provide installation service offerings. Our engagements are designed to ensure our customers' success with our products and technologies. The SGI professional services portfolio is designed to meet a variety of consulting needs, including custom time and materials, fixed price contract consulting services, standard assessments and implementation offerings or long-term on-site staff augmentation services. In particular, our on-site staff augmentation services enable us to develop and maintain ongoing relationships with our customers whereby we gain a deeper understanding of industry-specific information technology needs.
Sales and Distribution
We sell our systems and services primarily through our direct sales force and distributors, system integrators, value-added resellers, original equipment manufacturers ("OEMs") and channel partners. Our sales teams consist of sales representatives and sales engineers, who are supported by channel, inside sales, sales support and professional services personnel. Our professional services and engineering personnel collaborate with our sales teams in all stages of the sales and integration process, including developing proposals that address the technical requirements of our customers, performing proofs of concept and benchmarking system performance.
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
We currently have direct sales personnel in various countries, including the United States, United Kingdom, France, Germany, Japan, Australia, Brazil, Canada, China, Czech Republic, India, Netherlands, and Singapore. We augment our sales coverage with indirect coverage via distributor and channel partner arrangements in countries in which we have a presence. In markets where we have no direct sales personnel, we provide our products through our distributors and channel partners. We are engaged in a multi-year program to further develop additional channel partner relationships in order to improve our indirect sales efforts, expand our customer base and enter new markets. Our direct sales personnel are responsible for managing all direct or indirect sales with specific named accounts and our channel sales personnel are responsible for managing all sales that are not with specific named accounts.
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
We maintain active programs to encourage independent software development on our differentiated platforms. Through our Solution Partners Network program, we provide software, marketing support and access to hardware to attract and enable software developers to leverage the differentiations in our hardware and software products in their applications and hence add value to our customers. This program includes the key independent software vendor’s (“ISV”) covering all our target market segments and provides technical information to ISVs for developing, porting, tuning and differentiating their applications and opportunities for promoting their SGI-based solutions. We also engage in co-marketing activities with many of our ISVs.
We also develop co-marketing partnerships with our major customers and suppliers. We provide and maintain a comprehensive channel portal and marketing program, which provides significant marketing support to an active and established base of worldwide channel partners.
Research and Development
Our research and development organization includes hardware design engineers and software architects, as well as benchmarking, application, and storage engineers. We focus our research and development efforts where we believe differentiation from a standard component, product or technology holds the highest potential for increasing our market share. These include shared memory computing system architecture; integrated system implementation optimized for space, power, performance, reliability and usability; the Linux development and operating environment; software to exploit the differentiated features of our computing platforms; storage software to enable better performance, scalability and ease of management of large amounts of data; and innovative solutions that help solve our customer's toughest problems. We have developed cooperative working relationships with many of the world’s most advanced technology companies, such as Intel and AMD, to leverage their research and development capabilities. Additionally, we work closely with our customers to develop product innovations and incorporate these into subsequent product design. This cooperative approach allows us to develop products that meet our customers’ needs in a cost-effective manner. We monitor new technology developments, new component availability, and the impact of evolving standards through customer and supplier collaboration. From time to time, we accept third-party funding, provided the work being funded is consistent with and contributes to our strategic roadmap.
SGI UV System Development. We have invested significantly in the development of application-specific integrated circuits ("ASICs") and interconnect technology in order to create next-generation shared-memory systems. We have recently completed the introduction of the Altix UV shared-memory system based on the sixth-generation of our NUMAlink interconnect and NUMAflex architecture. This architecture is intended to increase substantially the performance and scalability of our single system image shared-memory products, as well as to incorporate hybrid processing elements and provide optimized features to enhance in-memory application performance on a cluster computing system.
SGI ICE X System Development. Through superior system architecture and hardware design, we also recently introduced the SGI ICE X, which offers market leading system configuration flexibility and is based on InfiniBand interconnect. We continue to emphasize scalability, extremely dense packaging, dramatic power and thermal efficiency, enterprise-class reliability, availability and serviceability features, impressive configurability, and strong interoperability in our designs. We expect these design efforts to enable us to introduce products that reach broader market segments.
Storage. We develop software and solutions for file serving, data management and energy efficient data archival for petascale environments. We select “best-in-class” storage hardware, including disk arrays and controllers from OEM suppliers that meet the particular needs of our customers’ applications and environments. Our engineers design software for efficient data access and management of these storage systems and we qualify storage systems ranging from small appliances to enterprise-class storage systems. We strive to tightly integrate the storage software and the hardware systems. We optimize the software that we include in our storage solutions for capacity-driven and performance-driven applications and environments.
Software. Our research and development efforts include the development of software libraries, tools and utilities that facilitate more efficient management and operation of our systems as well as enable software applications to run faster on our systems. In addition, we continue to enhance our software development and operating environments. Our experience in creating and implementing complex systems benefits our development of new tools. Leveraging this experience, we have developed the SGI Management Center as a means for managing all SGI compute nodes. SGI Management Center is a premier policy-based software tool for managing high performance, highly scalable SGI technical computing environments. It is a complete, integrated environment from desk side to supercomputer. It consists of extensible SGI software based on open standards and services that improve the productivity of developers and system administrators.
Modular Data Center. We have revolutionized data center design principles through the development of our ICE Cube product. ICE Cube meets the need for data center facility capacity with a just-in-time approach, minimizing up-front costs. Our engineers have designed multiple container models to provide the configurability to address varying IT and site requirements—all while delivering extraordinary density levels and market leading power usage effectiveness ("PUE") levels. We have designed ICE Cube models to accommodate varying types of IT equipment with ease, including third-party equipment as well as SGI server and storage systems. These many advantages make ICE Cube the ideal data center solution for a wide range of deployment scenarios, augmenting or replacing traditional data centers of any size.
Benchmarking. Through our global benchmarking and solutions centers, we provide access to a full range of our server and storage hardware and software, integrated in a wide variety of configurations, for application testing, benchmarking and performance tuning by end-users. At these centers, our personnel, including our application engineering and benchmarking teams work with end-users to build and optimize large-scale cluster computing systems, conduct proof-of-concept testing and simulate end-user applications. Through these centers, we also provide demonstrations of the standardized SGI workflow solutions that we have developed and are developing for their vertical markets. In addition, the SGI® Global Developer Program provides ISVs, systems integrators and consultants technical information for developing and porting their applications, as well as access to our online systems to streamline the implementation.
During fiscal 2012, 2011 and 2010, our research and development expenses were $62.4 million, $54.1 million and $56.9 million, respectively, representing 8%, 9% and 14% of total revenue in each respective period. During fiscal 2012, 2011 and 2010, we received $1.6 million, $1.3 million and $2.0 million, respectively, in third-party funding which offset a portion of our research and development expenses.
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
The market for our products is highly competitive, rapidly evolving and subject to changing technology, customer needs and new product introductions. In the server market, we compete primarily with large and build-to-order vendors of x86 servers based in the United States, such as Dell Inc. (“Dell”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Oracle Corporation (“Oracle”) and Cray, Inc. (“Cray”). In the storage market, we compete primarily with EMC Corporation (“EMC”), NetApp Inc. (“NetApp”) and Hitachi Data Systems, Inc. (“HDS”). In all of our markets we compete principally on the basis of product features and performance, design-to-order capabilities, total cost of ownership, customer service, configurability and manageability and the ability to deliver environmentally friendly solutions. The ability of competitors to leverage multiple business lines, which we historically have not offered, allows them to target customers with benefits and deeper discounted pricing. Also, as we continue to enter international markets, we anticipate facing additional competition from foreign vendors.

Our largest competitors have far greater resources, greater name recognition, larger customer bases and greater financial, technical, sales and marketing resources than we do. For the largest systems in the supercomputing category, our principal competitor is IBM. We also compete with other systems manufacturers and resellers of systems based on x86 processors. Because a computing system is a substantial investment that can require extensive service and support commitments, our company size can have a significant impact on purchase decisions. In some instances, the diversified business of our competitors can support deep discounting to gain market share in the high performance computing market. In addition, particularly in the storage market, there are many new companies competing with us and rapidly introducing new products and technology.
Proprietary Rights and Licenses
We rely on a combination of patent, trademark, copyright and trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties. We currently have issued and have pending approximately 575 U.S. patents in the United States and abroad, and we intend to continue to protect our intellectual property with patents. We also hold various U.S. and foreign trademarks as well as copyrights in our original software. Although we believe the ownership of patents, copyrights, trademarks and service marks, and trade secrets is an important factor in our business and that our success depends in part on ownership rights, we rely primarily on the innovative skills, technical competence and marketing abilities of our personnel to differentiate our products and services within the marketplace.
As is customary in our industry, we license from third-parties a wide range of software, including the Linux, Microsoft CCS and UNIX operating systems, for internal use and use by our customers. We also license various patents and trade secrets of third-parties through agreements such as patent or technology licenses or cross-licenses. We expect the extent of such intellectual property license and cross-license activities may increase as the scope of our product line increases. In some cases, our intellectual property is licensed to third-parties.
Our success will depend in part on our ability to protect our intellectual property portfolio and proprietary information. From time to time, we may need to enforce our intellectual property rights through litigation. If a claim is asserted that we have infringed the intellectual property rights of a third-party, we may be required to seek licenses under those intellectual property rights, if available, pay damages and/or redesign our products. If we were to litigate, we would incur significant costs, litigation may be a significant distraction for our management team, and we might not ultimately prevail. Litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which we or our competitors are able to protect intellectual property and could require significant changes in product design. Because of technological changes and the extent of issued patents in our industry, it is possible certain components of our products and business methods may unknowingly infringe existing patents of others. Our industry has seen a substantial increase in litigation with respect to intellectual property matters, and we have been engaged in intellectual property disputes as a defendant as well as in an effort to protect our rights. We expect that we will engage in patent infringement litigation from time to time. See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
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
Environmental Laws
Our products and certain aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Certain of these laws also pertain to tracking and labeling potentially harmful substances that have been incorporated into our products. These laws require us to know whether certain substances are present in our products, and to what degree. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Compliance with environmental laws and regulations across multiple jurisdictions is complex and will require further capital expenditures in future periods, including expenditures for the implementation of new processes in supply chain management and order fulfillment. We believe that these expenditures are necessary to maintain our presence and competitive position in certain markets, including in particular the European Union. No material capital expenditures for environmental control facilities were made in fiscal 2012 and none are planned for the fiscal year ending June 28, 2013 ("fiscal 2013"). See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Employees
As of June 29, 2012, we had over 1,500 employees worldwide. Our future success will require that we continue to retain and motivate highly qualified technical, sales, marketing, finance and management personnel. We have never had a work stoppage, and none of our U.S. employees are represented by a labor union. We have workers’ councils where required by the European Union or other applicable laws.
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
Executive Officers of the Registrant
Our executive officers, their ages and positions as of September 10, 2012 are as follows:

Name	Age	Position
Jorge Titinger	51	Chief Executive Officer, President and Director
Robert Nikl	57	Executive Vice President and Chief Financial Officer
Anthony Carrozza	57	Executive Vice President of Field Operations
Jennifer Pileggi	48	Senior Vice President, General Counsel and Corporate Secretary

Jorge Titinger joined SGI in February 2012 as our President and Chief Executive Officer and as a member of our board of directors. Previously, Mr. Titinger served as President and Chief Executive Officer of Verigy Ltd. (a company in the semiconductor automated test equipment business) from January 2011 to July 2011, as President and Chief Operating Officer from July 2010 to January 2011, and as Chief Operating Officer from June 2008 to July 2010. Verigy was acquired by Advantest Corporation in July 2011, and from such time until October 2011, Mr. Titinger provided transitional services as President and Chief Executive Officer of Verigy, then a subsidiary of Advantest. Prior to Verigy, Mr. Titinger was Sr. Vice President and General Manager of Product Business Groups at Form Factor, Inc. (a company in the computer chip technology business) from November 2007 to June 2008. Mr. Titinger previously held management positions at KLA-Tencor Corporation (a company in the semiconductor equipment industry), Applied Materials, Inc. (a company involved in the business of semiconductor manufacturing) and Hewlett-Packard Company. Mr. Titinger holds a Bachelor of Science degree in electrical engineering, a Master of Science degree in electrical engineering and a Master of Science degree in engineering management, each from Stanford University.

Robert Nikl joined SGI in May 2012 as our Executive Vice President and Chief Financial Officer. Mr. Nikl served as Executive Vice President and Chief Financial Officer of Verigy Ltd. (a company in the semiconductor automated test equipment business) from June 2006 to October 2011. Verigy was acquired by Advantest Corporation in July 2011. Prior to Verigy, Mr. Nikl was Sr. Vice President and Chief Financial Officer of Asyst Technologies, Inc. (a company in the semiconductor business) from September 2004 to June 2006. Mr. Nikl previously held financial management positions at Solectron Corporation (an electronics manufacturing company) and Xerox Corporation and began his career in public accounting at KPMG Peat Marwick. Mr. Nikl is a certified public accountant with active licenses in California and New York and holds an MBA from the University of Connecticut as well as a Bachelor of Business Administration from Pace University in New York.

Anthony Carrozza joined SGI in March 2008. In his role as Executive Vice President of Field Operations, Mr. Carrozza is responsible for SGI's product sales for both direct and indirect customers on a worldwide basis. Mr. Carrozza brings more than twenty five years of worldwide sales experience in the technology sector. Prior to joining SGI, Mr. Carrozza was with Neterion, Inc. from 2006 to 2008 (a company that designed and manufactured 10 gigabyte Ethernet ASICs), where he was vice president, sales. Mr. Carrozza was with Quantum Corporation (a manufacturer of storage systems) from 1987 to 2006. When Mr. Carrozza left Quantum, he held the title of senior vice president, worldwide sales and was a member of the executive management team. Mr. Carrozza holds a Bachelor of Arts degree in political science from Iona College.

Jennifer Pileggi joined SGI in September 2011 as our Senior Vice President, General Counsel and Corporate Secretary. Prior to joining SGI, Ms. Pileggi served as Executive Vice President, General Counsel and Corporate Secretary of Con-way Inc., a global transportation and logistics services company, from December 2004 until June 2011.  She originally joined Con-way in 1996 and previously served as Vice President and Corporate Counsel for Menlo Worldwide, Con-way's $1.5 billion supply chain management business segment.  Ms. Pileggi earned a Bachelor of Arts degree in Art History from Yale University and a Juris Doctorate from New York University School of Law.  Ms. Pileggi is a member of the American Bar Association and the California State Bar Association. She served on the board of directors of the California Chamber of Commerce, and is a member of the General Counsel Executive Advisory Council of the Bay Area Chapter of the Association of Corporate Counsel.

Item 1A. Risk Factors
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

•
lengthy acceptance cycles of our products by certain customers, development or product delivery delays, and delays in obtaining necessary components from our suppliers, contractual provisions or other reasons;

•	addition of new customers or loss of existing customers;

•	gross margin pressures from the sales of products and services due to discounted pricing, especially to our largest customers;

•	lack of reliability of our estimates to forecast sales and trends in our business to generate a sales pipeline;

•
uncertainty regarding our estimated sales pipeline resulting in actual contracts, which can be affected by slowdowns in our customers' IT spending (which may cause purchasing decisions to be delayed, reduced in amount or canceled), the tendency of some of our customers to wait until the end of a fiscal period to execute a contract in the hope of obtaining more favorable terms and, for new customers or customers who have recently undergone a change in control, our ability to predict how their pipelines will convert into sales or revenues is limited;

•	our ability to align our product and service offerings and cost structure with customer needs;

•
our ability to reduce operating expenses and total costs in procurement, which may involve delays in the anticipated timing of activities related to our cost savings plans and higher than expected or unanticipated costs to implement the plans;

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

•
our ability to timely bring new capabilities to market combining our products and technologies with those produced by our strategic partners and OEMs to address new opportunities, such as in the “Big Data” or “Hadoop” markets;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	actions taken by our competitors, such as new product announcements or introductions or changes in pricing;

•	market acceptance of newer products, such as UV™2, ICE X™ and SGI® Modular InfiniteStorage™;

•	technology regulatory compliance, certification and intellectual property issues associated with our products;

•	the payment of unexpected legal fees and potential damages or settlements resulting from protecting or defending our intellectual property or other matters;

•	the payment of significant damages, settlements or contractual penalties resulting from faulty or malfunctioning products or the provision of services unsatisfactory to our customers;

•	the market downturn and delay in orders of our products;

•	compliance costs associated with new laws, rules and regulations, including environmental regulations;

•	the payment of unexpected intellectual property licensing royalties to third parties who successfully assert that our product(s) infringe their intellectual property rights;

•	the departure and acquisition of key management and other personnel; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.
If our U.S. government-related sales decrease, or our ability to do business with the U.S. government or entities funded by the U.S. government is disrupted or limited, our operating performance could be adversely affected.
We generally derive a significant portion of our revenue from U.S. government entities, research institutions funded by the U.S. government and third parties that sell directly to the U.S. government through our subsidiary, Silicon Graphics Federal, Inc. In fiscal 2012, such sales represented approximately 8% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.
Our U.S. government business is also subject to specific procurement regulations and a variety of other requirements applicable to companies doing business with the U.S government. Sales to the defense sector require us to comply with additional defense-specific regulations, including maintaining a compliant security program, obtaining security clearances for employees, and passing various inspections. Failure to comply with applicable regulations and requirements could lead to our suspension or debarment from U.S. government contracting or subcontracting for a period of time as well as fines against the Company.
Any disruption or limitation in our ability to do business with the U.S. government or entities funded by the U.S. government could materially adversely affect our revenue and operating results.
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
We expend substantial time, effort and money educating our current and prospective customers as to the value of our products. Even if we are successful in persuading lower-level decision makers within our customers' organizations of the benefits of our products, senior management might nonetheless elect not to buy our products after months of sales efforts by our employees or resellers. If we are unsuccessful in closing sales after expending significant resources, our revenue and operating expenses will be adversely affected.
Even if we are successful in closing sales, several large transactions that we have entered into require us to invest cash up front to fund working capital without collecting cash for several periods. If we are unable to negotiate for more favorable cash collection terms in the future, our liquidity and ability to fund our operations could be adversely affected.
A concentrated number of customers that purchase our products in large quantities have historically accounted for a significant portion of our revenues. If we are unable to maintain or replace our relationships with such customers and/or diversify our customer base, our revenue may fluctuate or decline and our growth may be limited.
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For fiscal 2012, our top five customers worldwide accounted for approximately 41% of our total revenues, with Amazon accounting for 16% and the U.S. government accounting for 8%.
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
Our stock price has experienced high volatility. For example, during fiscal 2012, our stock price fluctuated from a high of $17.71 to a low of $5.02. Investors may not be able to sell the shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

•	price and volume fluctuations in the overall stock market;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	actual or anticipated fluctuations in our operating results;

•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell enterprise computing products in particular;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company;

•	the public's response to our press releases or other public announcements, including our filings with the SEC;

•	increases in the total short position in our common stock;

•	announcements by us or our competitors of significant technical innovations, customer wins or losses, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of one or more key customers;

•	the loss of key personnel;

•	the development and sustainability of an active trading market for our common stock;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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
The markets for compute server products and storage products are highly competitive. In addition to intensely competitive smaller companies, we face challenges from some of the most established companies in the computer industry, such as Dell Inc., Hewlett-Packard Company, International Business Machines Corporation, Cray, Inc. and Oracle Corporation in the computer server market. In the storage market, we compete primarily with EMC Corporation, HP, Hitachi Data Systems, Inc., and NetApp, Inc. Our largest competitors have several advantages over us, such as:

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
Because these competitors may have greater financial strength than we do and are able to offer a more diversified bundle of products and services, they may have the ability to severely undercut the pricing of our products or provide additional products or servicing at little or no cost, which would make us less competitive or force us to reduce our selling prices, negatively impacting our margins. We have had transactions where one or more competitors undercut our prices causing us to reduce our price, which negatively impacted our gross margin on that transaction and our overall gross margin. In addition, we have, on occasion, lost sales opportunities due to a competitor undercutting the pricing of our products or maintaining superior brand recognition. These competitors may be able to develop products that are superior to the commercially available components that we incorporate into our products, or may be able to offer products that provide significant price advantages over those we offer. For instance, a competitor could use its resources to develop proprietary motherboards with specifications and performance that are superior in comparison with the platforms that are currently available to the marketplace, which could give that competitor a distinct technological advantage. In addition, if our competitors' products become more widely accepted than our products, our competitive position will be impaired.
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
We may not be able to realize the potential financial or strategic benefits of acquisitions that we may complete in the future, or find suitable target businesses or technologies to acquire, which could impair our ability to grow our business, develop new products or sell our products.
If appropriate opportunities present themselves, we may consider acquiring or making investments in companies, assets or technologies that we believe are strategic. Acquisitions are difficult, time consuming and pose a number of risks, including:

•	the acquired products may fail to achieve projected sales or operating margin targets;

•	the acquired business, asset or technology may not further our business strategy or we may not realize expected synergies or cost savings;

•	we might overpay for the acquired business, asset or technology;

•	we might experience difficulties integrating the acquired assets, technologies, operations or personnel or retaining the key personnel of the acquired company;

•	disruption of ongoing business, including diversion of management's attention;

•	we might experience difficulties entering and competing in new product or geographic markets in which we are not experienced;

•	assumption of unknown liabilities, including tax and litigation or problems with product quality, and the related expenses and diversion of resources;

•	potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;

•	potential negative impact on our relationships with customers, distributors and business partners; and

•	potential negative impact on our earnings per share/negative impact on our earnings resulting from the application of ASC 805, Business Combinations, which became applicable to us in January 2009.
In addition, if we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders might be diluted and earnings per share might decrease. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs, such as acquired in-process research and development costs and restructuring charges.
If we do not appropriately manage these risks, any acquisitions that we complete may have an adverse effect on our business and financial condition. Additionally, if we determine that we cannot use or sell the acquired products or technology, we will be required to write down the associated intangible assets, which would negatively impact our operating results.
The global nature of our operations exposes us to increased risks and compliance obligations, which may adversely affect our business.
During fiscal 2012, 2011 and 2010, we derived approximately 41%, 38% and 25% of our revenue from sales outside of the United States, respectively. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

•	supporting multiple languages;

•	recruiting sales and technical support personnel internationally with the skills to design, manufacture, sell and support our products;

•	complying with governmental regulations, including obtaining required import or export approval for our products;

•	increased complexity and costs of managing international operations;

•	increased exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices that favor local competition;

•	longer sales cycles and manufacturing lead times;

•	financial risks such as longer payment cycles and difficulties in collecting accounts receivable;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	ineffective legal protection of intellectual property rights;

•	more complicated logistics and distribution arrangements;

•	additional taxes and penalties;

•	inadequate local infrastructure that could result in business disruptions;

•	political and economic instability, including the current credit crisis in Europe; and

•	other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious diseases.

If any of the foreign economies in which we do business deteriorate or if we fail to effectively manage our global operations, our business and results of operations would be harmed.
In addition, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, tax, corporate governance, imports and exports, financial and other disclosures, privacy and labor relations. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly. If we or our employees, contractors or agents violate these laws and regulations, we could be subject to fines, penalties or criminal sanctions, and may be prohibited from conducting business in one or more countries. Any violation individually or in the aggregate could have a material adverse effect on our operations and financial condition.
We may experience foreign currency gains and losses.
We conduct a significant number of transactions in currencies other than the U.S. Dollar. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen, and British Pound relative to the U.S. Dollar can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Our revenues and operating results in fiscal 2012 have been unfavorably affected by the recent strengthening of the U.S. Dollar relative to other major foreign currencies. Although we have recently started to engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For fiscal 2012, 2011 and 2010, our combined revenue from our EMEA and APJ segments was $279.2 million, $217.5 million and $90.0 million, respectively. As of June 29, 2012 and June 24, 2011, the balance in our foreign currency cash accounts was $38.6 million and $70.2 million, respectively. As of June 29, 2012 and June 24, 2011, we had no foreign currency forward contracts or option contracts. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
Our international sales may require export licenses and expose us to additional risks.
Our sales to customers outside the United States are subject to U.S. export regulations. Under these regulations, sales of many of our high-end products require approval and export licenses from the U.S. Department of Commerce. Our international sales would be adversely affected if these regulations were tightened, or if they are not adjusted over time, as technology changes, to reflect the increasing compute performance of our systems. Delay or denial in the approval of any required licenses could make it more difficult to sell to non-U.S. customers. In addition, we could be subject to regulations, fines and penalties for violations of import and export regulations if we were found in violation of these regulations. End users could circumvent end-user documentation requirements that are intended to aid in our compliance with export regulations, potentially causing us to violate these regulations. These violations could result in penalties, including prohibitions from exporting our products to one or more countries, and could materially harm our business, including our sales to the U.S. government.
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
Because our customers rely on our products and services for their enterprise or mission critical applications, any failure to provide high quality products and reliable services, whether caused by our own failure or failures by our suppliers or contract manufacturers, could damage our reputation and reduce demand for our products and services. Some of our HPC products are particularly complex and carry a higher per unit price. A failure of our HPC products would therefore potentially be more costly to us, with the risk and potential cost to us increasing proportionately with the number of products we sell in this line. Most of our customers use our systems for applications that are critical to their organization; as a result system reliability is critical to the success of our products. In addition, delays in our ability to fill product orders as a result of quality control issues, such as an increase in failure rates or the rate of product returns, may negatively impact our relationships with our customers and harm our revenue and growth.
Our business depends on decisions by potential customers to adopt our modular, open standard-based products and to replace their legacy server systems with our products, and they may be reluctant to do so, which would limit our growth.
Our business depends on companies moving away from large proprietary RISC/UNIX servers to standardized servers that utilize commercially available x86 processor architectures and can deploy a variety of operating systems, including Linux and Microsoft Windows. A majority of the server systems that we sold in fiscal 2012, 2011 and 2010 ran on the Linux® operating system. Products based on the Linux operating system and sold by other software vendors have been the subject of intellectual property infringement litigation, including litigation by Microsoft Corporation.
It is possible that a party could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under the GNU General Public License or other open source software licenses. In addition, the GNU General Public License has itself been, and may be in the future, a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation. Any ruling by a court that the Linux operating system or significant portions of it may not be copied, modified or distributed, that users or distributors of Linux must pay royalties to Microsoft or others or that these licenses are not enforceable could also impede broader Linux adoption and materially harm our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their data center systems. The failure of our customers and potential customers to replace their legacy server systems and adopt open standard-based modular technologies could have a material adverse impact on our ability to maintain or generate additional revenue.
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
In addition, because our procurement model involves our ability to maintain low inventory and to acquire materials and components as needed, and because we do not enter into long-term supply contracts for these materials and components, our ability to effectively and efficiently respond to customer orders may be constrained by the then-current availability or the terms and pricing of these materials and components. Our industry has experienced component shortages and delivery delays in the past, including a shortage for hard drives related to flooding in Southeast Asia in 2011, which affected hard drive manufacturing facilities. In the future, we may experience other shortages or delays of critical components as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, natural disasters, other problems experienced by suppliers or problems faced during the transition to new suppliers.
The price of components may increase due to potential shortages or delays, and we may be exposed to quality issues or the components may not be available at all. We may therefore not be able to secure enough components at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we may have to reengineer some products or service offerings, resulting in further costs and delays.
In order to secure components for the provision of products or services, at times we may enter into non-cancelable commitments with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components. Further, we compete in an industry that is characterized by rapid technological advances in hardware with frequent introduction of new products. With new product introductions, we face risks in predicting customer demand for the new products as well as the transition from existing products. If we do not make an effective transition from existing products to future products, we could have an oversupply of components. For example, DRAM can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. Additionally, if any of our suppliers of CPUs such as Intel or GPUs such as NVIDIA were to increase the costs to us for components we use, we would either pass these price increases on to our customers, which could cause us to lose business from these customers, or we would need to absorb these price increases, which would cause our margins to decrease, either of which could adversely affect our business and financial results.
If we fail to maintain or expand our relationships with our suppliers, in some cases single-source suppliers, we may not have adequate access to new or key technology necessary for our products, which may impair our ability to deliver leading-edge products.
In addition to the technologies we develop, our suppliers develop product innovations at our direction that are requested by our customers. In many cases, we retain the ownership of the intellectual property developed by these suppliers. Further, we rely heavily on our component suppliers, such as Intel and NVIDIA, to provide us with leading-edge components on time and in accordance with a product roadmap. If we are not able to maintain or expand our relationships with our suppliers or continue to leverage their research and development capabilities to develop new technologies desired by our customers, our ability to deliver leading-edge products in a timely manner may be impaired and we could be required to incur additional research and development expenses.
Unforeseen environmental costs could impact our future net earnings.
We are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling, treatment and disposal of our products. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products, and climate change laws and regulations. We could incur substantial costs, our products could be restricted from entering certain jurisdictions, and we could face other sanctions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage, personal injury claims, compliance-related costs and clean-up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs under environmental laws are difficult to predict and such costs could have a negative effect on our profitability. If we are found to be in violation of any environmental laws, costs associated with such liability may have an adverse effect on our financial results.
We have historically relied on contract manufacturers and partners to assemble and test certain of our products, and our failure to successfully manage our relationships with these contract manufacturers and partners could impair our ability to deliver our systems in a manner consistent with required volumes or delivery schedules, which could damage our relationships with our customers and decrease our revenue.
We have historically relied on a small number of contract manufacturers and partners to assemble and test certain of our products. None of these third-party contract manufacturers or partners are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. For example, we design custom silicon chips for ASICs, but rely on a third-party to manufacture the ASICs for us. None of our contract manufacturers has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. If our contract manufacturers or partners are not able to meet our capacity requirements or maintain our high standards of quality, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenue and negatively impact our growth.

If we are unable to retain and attract adequate qualified personnel, we may not be able to execute on our business strategy.
We have recently experienced significant turnover in our management team. In December 2011, Mark Barrenechea resigned from the positions of Chief Executive Officer and President effective January 1, 2012 and Ron Verdoorn, the Chairman of our Board of Directors, was appointed Interim Chief Executive Officer in accordance with the succession plan in place by the Nominating and Corporate Governance Committee of the Board of Directors. The Board of Directors appointed Jorge L. Titinger as Chief Executive Officer and President, effective February 27, 2012. In addition, Timothy Pebworth resigned as Vice President and Chief Accounting Officer effective April 20, 2012, and James Wheat resigned as Senior Vice President, Chief Financial Officer and Chief Accounting Officer effective May 14, 2012, each for personal reasons. On April 30, 2012, Robert Nikl was appointed as Executive Vice President and Chief Financial Officer effective May 15, 2012. On June 27, 2012, Mekonnen Asrat joined the Company as Vice President and Corporate Controller. Our future success depends in large part upon the continued service and enhancement of our management team and our employees. If there are further changes in management, such changes could be disruptive and could negatively affect our operations, our culture and our strategic direction.
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
Additionally, to help attract, retain, and motivate certain qualified employees, we use share-based incentive awards such as employee stock options and non-vested share units (restricted stock units). If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.
We are subject to restrictions under our credit facility that may result in our inability to engage in favorable business activities or finance future operations or capital needs.
On December 5, 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million, which amount was increased to $40.0 million on May 1, 2012. The credit facility contains various financial and other covenants that, among other things:

•	require us to maintain a fixed charge coverage ratio (applicable during certain periods);

•	limit our ability to incur indebtedness, grant liens, or consign inventory; and

•	require us to obtain the bank's consent prior to selling the Company via a consolidation, merger or transfer of substantially all of our assets.

Although we can terminate the facility for convenience at any time, such termination would require repayment of any outstanding indebtedness. If we were unable to repay such indebtedness, we could not terminate the facility and we would be subject to its covenants and conditions. As a result of these covenants we may be restricted in the manner in which we conduct our business.  In addition, we may be unable to engage in favorable business activities or finance future operations or capital needs, including without limitation, funding acquisitions or repurchasing our stock. This indebtedness may also adversely affect our ability to access sources of capital or incur certain liens. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of the indebtedness and could adversely affect our cash flow and operating results. If any of the Company's indebtedness is accelerated, the Company may not have sufficient funds available to repay such indebtedness.
We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations.
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, and we may be required to restate our financial results for prior periods which could cause our stock price to decline.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.
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
A failure to have effective internal controls and procedures for financial reporting in place could result in a restatement of our financial statements, impact our ability to accurately report financial information on a timely basis, make it difficult or impossible to obtain an audit of our financial statements or result in a qualification of any such audit. Any such event could lead to a loss of market confidence in our financial statements, delisting from the NASDAQ Global Select Market, loss of financing sources, and litigation, any of which could adversely affect our stock price.
Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. For example, we have been assessed tax and interest by the Canada Revenue Agency ("CRA") in connection with excess research credits claimed by our Canadian subsidiaries in prior periods. The assessment has not been paid because the CRA has not yet accepted our claim that the assessment should be reduced due to overstatement of taxable income of our Canadian subsidiaries during these periods. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.
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
A significant portion of our manufacturing, research and development activities and certain other critical business operations is concentrated in a few geographic areas. We are a highly automated business and a disruption or failure of our systems could cause delays in completing sales and providing services. A major earthquake, fire, tornado or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.
Further, we maintain a program of insurance coverage for various types of property, casualty, and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. However, there is a risk that a claim may go unpaid, such as in the event of a widespread catastrophic event that materially affects the resources of our insurer. The types and amounts of insurance that we obtain vary from time to time and from location to location, depending on availability, cost, and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance may be substantial and may increase our expenses, which could harm our results of operations and financial condition.
Unstable market and economic conditions may have serious adverse consequences on our business.
As a result of the recent global recession, the global economy experienced significant uncertainty, stock market volatility, tightened credit markets, concerns about both deflation and inflation, reduced demand for products, lower consumer confidence, reduced capital spending, liquidity concerns and business insolvencies. Further declines and uncertainty about economic conditions could negatively impact our customers' businesses, causing our customers to postpone their decision-making or decrease their spending or affecting our customers' ability to pay for our products, which would harm our operating results. In addition, one or more of our current service providers, manufacturers and other partners may go out of business, which could directly affect our ability to attain our operating goals on schedule and on budget.
If the global economy continues to experience uncertainty, our ability to obtain credit on favorable terms could be jeopardized. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and could require us to change our business plans. Furthermore, should any of our banking partners declare bankruptcy or otherwise default on their obligations, it could adversely affect our financial results and our business.
We cannot predict if or when global economic confidence will be restored. Accordingly, our future business and financial results are subject to considerable uncertainty, and our stock price is at risk of volatile change.
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
Our industry is characterized by a large number of patents, copyrights, trade secrets and trademarks and by frequent litigation based on allegations of infringement or other violation of intellectual property rights. As we continue our business, expand our product lines and our product functionality, and expand into new jurisdictions around the world, third parties may assert that our technology or products violate their intellectual property rights. Because of technological changes and the extent of issued patents in our industry, it is possible that certain components of our products and business methods may unknowingly infringe existing patents of others. Any claim, regardless of its merits, could be expensive and time consuming to defend against. Such claims would also divert the attention of our technical and management resources. Successful intellectual property claims against us could result in significant financial liability, impair our ability to compete effectively, or prevent us from operating our business or portions of our business. In addition, resolution of claims may require us to redesign our technology, to obtain licenses to use intellectual property belonging to third parties, which we may not be able to obtain on reasonable terms or at all, to cease using the technology covered by those rights, and to indemnify our customers, resellers or suppliers. Any of these events could result in unexpected expenses, negatively affect our competitive position and materially harm our business, financial condition and results of operations.
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
We may be subject to legal claims or regulatory matters involving consumer, stockholder, competition and other issues on a global basis. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more of our products. If we were to receive an unfavorable ruling on a matter, our business, operating results or financial condition could be materially harmed. Additional information regarding certain of the lawsuits we are involved in is discussed under "Legal Proceedings" in Part I, Item 3 of this Annual Report on Form 10-K.
We may not fully realize the anticipated positive impacts to future financial results from our restructuring efforts.
We are currently undergoing restructuring efforts to streamline operations and reduce operating expenses in Europe and we may undergo additional restructuring efforts in the future. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as negotiations with third parties. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.

Changes in accounting principles or standards, or in the way they are applied, could result in unfavorable accounting charges or effects and unexpected financial reporting fluctuations, and could adversely affect our reported operating results.
We prepare our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles or guidance can have a significant effect on our reported results and may retroactively affect previously reported results. Additionally, proposed accounting standards could have a significant impact on our operational processes, revenues and expenses, and could cause unexpected financial reporting fluctuations.
For example, the Financial Accounting Standards Board ("FASB") is currently working together with the International Accounting Standards Board ("IASB") to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow GAAP and those that are required to follow International Financial Reporting Standards ("IFRS"). These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, revenue recognition, lease accounting, and financial statement presentation. We expect the SEC to make a determination regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.
We are subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NASDAQ Global Select Market, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, Congress recently passed the Dodd-Frank Wall Street Reform and Protection Act. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our properties consist of leased and owned facilities used for manufacturing, warehouse, sales and marketing, research and development, services and support, and administrative purposes worldwide. As of June 29, 2012, we owned or leased approximately 746,000 square feet of space in our domestic and international locations. We owned 36% of this space and leased the remaining 64%. Included in these amounts are approximately 4,000 square feet of vacated space, which we sublease to a third-party.
Approximately 85% of our owned and leased properties are located in the United States. These domestic locations are primarily located in Fremont, California, which is our corporate headquarters, and in Chippewa Falls, Wisconsin, which is where our manufacturing and warehouse facilities are located. Our international locations, which comprise approximately 15% of all our properties, are mainly located in Tokyo, Japan, Shanghai, China, and Winnersh, United Kingdom. Our international properties are primarily used for sales, services, research and development and administrative offices.
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
On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. We assumed this claim in connection with our acquisition of Legacy SGI assets, and are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.4 million based on the conversion rate on June 29, 2012) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.5 million based on the conversion rate on June 29, 2012) plus interest and costs. The proceeding has commenced, witness testimony is now complete and the parties have been instructed to submit final arguments by the next hearing date. A date for the next hearing has not been set. We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

Item 4. Mine Safety Disclosures
Not applicable.

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

Fiscal Year Ending June 29, 2012	High	Low
Fourth Quarter	$10.11	$5.02
Third Quarter	14.93	8.36
Second Quarter	16.10	10.24
First Quarter	17.71	11.29

Fiscal Year Ending June 24, 2011	High	Low
Fourth Quarter	$22.95	$14.56
Third Quarter	19.92	8.77
Second Quarter	9.72	6.83
First Quarter	8.28	5.84
Holders
As of August 31, 2012, there were 32,719,006 shares of our common stock outstanding held by ten registered holders of record. A substantially greater number of holders of our outstanding common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Dividends
We have never declared or paid any dividends on our capital stock. Our current credit facility restricts our ability to declare or pay dividends. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future.
Recent Sale of Unregistered Securities
None
Issuer Purchases of Equity Securities
None

Performance Graph (2)
The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2006 through June 29, 2012, for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the RDG Technology Composite Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/31/2006	12/29/2007	1/3/2009	6/26/2009	6/25/2010	6/24/2011	6/29/2012
Silicon Graphics International Corp.	100.00	31.39	13.27	14.79	26.19	49.69	20.73
NASDAQ Composite	100.00	103.55	93.91	77.90	88.40	117.68	122.98
RDG Technology Composite	100.00	115.01	105.13	81.51	94.72	122.65	133.06

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

	Fiscal Year Ended					Six Months Ended June 26, 2009
	June 29, 2012	June 24, 2011	June 25, 2010	January 3, 2009 (3)	December 29, 2007 (3)
	(in thousands, except per share amounts)
Revenue	$752,987	$629,568	$403,717	$247,430	$350,684	$102,777
Gross profit (1)	193,817	169,812	89,589	29,438	47,244	7,777
Loss from continuing operations before income taxes (2)	(23,460)	(19,991)	(93,302)	(30,911)	(29,049)	(16,433)
Income tax provision (benefit) from continuing operations	1,001	1,242	(4,441)	376	12,531	(2,242)
Net loss from continuing operations	(24,461)	(21,233)	(88,861)	(31,287)	(41,580)	(14,191)
Income (loss) from discontinued operations	—	—	409	(25,896)	(33,941)	(20)
Income tax benefit from discontinued operations	—	—	—	(2,955)	(5,964)	—
Income (loss) from discontinued operations, net of tax	—	—	409	(22,941)	(27,977)	(20)
Net loss	$(24,461)	$(21,233)	$(88,452)	$(54,228)	$(69,557)	$(14,211)

Basic and diluted net (loss) income per share:
Continuing operations	$(0.77)	$(0.69)	$(2.95)	$(1.06)	$(1.45)	$(0.48)
Discontinued operations	—	—	0.01	(0.77)	(0.97)	—
Net loss per share	$(0.77)	$(0.69)	$(2.94)	$(1.83)	$(2.42)	$(0.48)

Shares used in computing basic and diluted net loss per share:	31,653	30,608	30,130	29,583	28,786	29,798

	June 29, 2012	June 24, 2011	June 25, 2010	June 26, 2009	January 3, 2009	December 29, 2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$104,851	$139,868	$129,343	$128,714	$171,954	$49,897
Working capital	112,960	133,970	124,495	168,687	216,315	249,929
Total assets	496,880	538,009	497,212	441,636	285,493	352,458
Total liabilities	385,988	414,723	362,283	223,537	54,004	76,340
Total stockholders’ equity	110,892	123,286	134,929	218,099	231,489	276,118

(1)	Gross profit includes the following items:

	Fiscal Year Ended					Six Months Ended June 26, 2009
	June 29, 2012	June 24, 2011	June 25, 2010	January 3, 2009	December 29, 2007
	(in thousands)
Share-based compensation	$1,359	$685	$691	$1,120	$2,152	$423

(2)	Loss from continuing operations before income taxes includes the following items:

	Fiscal Year Ended					Six Months Ended June 26, 2009
	June 29, 2012	June 24, 2011	June 25, 2010	January 3, 2009	December 29, 2007
	(in thousands)
Share-based compensation	$10,061	$5,898	$4,827	$9,152	$21,083	$3,215
Restructuring charges	2,469	5,072	5,213	685	—	1,270
Acquisition-related	—	1,271	(3,264)	—	—	6,070
Impairment of investments and long-lived assets	527	—	—	—	2,820	—
Gain from settlement agreement	—	—	—	—	—	(5,000)
Gain from acquisition	—	—	—	—	—	(19,831)
Total charges	$13,057	$12,241	$6,776	$9,837	$23,903	$(14,276)

(3)
Information has been restated to present the results of our Rapidscale™ product line as discontinued operations. See Note 20 "Discontinued Operations" to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
Business Summary
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
Management has implemented a strategic plan which will drive changes in three major areas. Going forward we will target our investments towards the vertical markets where we can provide the highest value to our customers and differentiate our offerings to gain both market share and margin. We will also align with key partners in order to provide our customers with integrated solutions. Management is also focusing on initiatives to improve our operational performance and cost structure. We have ongoing efforts to reduce material and other manufacturing costs and have plans to execute additional restructuring in fiscal 2013. We believe that this strategic plan will help create a strong foundation for our business results in the long-term.
Technical computing
We remain focused on expanding our opportunities within the technical computing market. We are focused on scientific and commercial HPC, public and private clouds, persistent and real time data storage, and emerging big data opportunities. The barriers to enter the technical computing market are high and the technical computing marketplace requires the ability to translate complex customer requirements into architected, ready-to-deploy solutions with an expert sales force. Customer trust and proven relationships, deep technical and scientific domain expertise, strategic industry partnerships, expertise across many vertical industry markets, global delivery capabilities, and products designed at extremes of scale and speed are all key criteria for competing in the technical computing market. We have a strong track record of driving innovation in this market. During fiscal 2012, we introduced new product offerings, including SGI® UV™ 2, SGI® ICE™ X and and SGI® Modular InfiniteStorage™ products.
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
Our revenue mix by geography shows that we are expanding our international presence. In fiscal 2012, 41% of our total revenue was generated from our international locations compared to 38% in fiscal 2011 and 25% in fiscal 2010. For each of fiscal 2012, 2011 and 2010, Amazon was our only customer that contributed to more than 10% of total revenue. Our customer base continues to expand in various sectors, including the public, cloud and manufacturing sectors.
Basis of Presentation
Financial periods presented and discussed will be as follows: (i) the year ended June 29, 2012 represents the 53-week fiscal year ended June 29, 2012 ("fiscal 2012"); (ii) the year ended June 24, 2011 represents the 52-week fiscal year ended June 24, 2011 ("fiscal 2011"); and (iii) the year ended June 25, 2010 represents the 52-week fiscal year ended June 25, 2010 ("fiscal 2010").

Significant events
Our financial results during fiscal 2012, 2011 and 2010 were affected by certain significant events that should be considered in comparing the periods presented.
Acquisition of SGI Japan, Ltd.
On March 9, 2011, we acquired the remaining outstanding shares of SGI Japan. Prior to the Closing Date, we owned approximately 10% of the outstanding shares of SGI Japan and accounted for such investment as a cost method investment. SGI Japan operates primarily as a seller and servicer of high-performance computing, visualization, data center, and media and archive systems in Japan. The total purchase price was approximately $17.9 million in cash, $1.8 million of which was placed in escrow to secure our indemnification rights under the Stock Purchase Agreement. The acquisition provided us with a strategic entry into the large technical computing market of Japan and has enabled us to extend our global reach, accelerate growth opportunities, and strengthen the relationships with our partners and customers in Japan. Furthermore, the acquisition has enabled us to more fully participate in the Japanese HPC market and benefit from SGI Japan's extensive service business.
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
In connection with the Fiscal 2012 Restructuring Action, we expect to incur pre-tax cash charges between $14.0 million and $17.0 million, which consist of pre-tax cash charges between $13.0 million and $16.0 million for employee termination benefits, and up to $1.0 million for the planned office and legal entity closures, which expenses include contract termination costs and other associated costs. We expect to recognize the majority of the expense associated with the employee termination benefits prior to the third quarter of fiscal 2013. The closure of offices and legal entities are expected to take up to 18 months and the related expenses are expected to be recognized over that period of time. Upon completion of the Fiscal 2012 Restructuring Action, we expect to realize annualized savings of approximately $7.0 million to $7.5 million in the aggregate.

Results of Operations
We have included the operating results associated with the acquisitions of SGI Japan and Copan in our consolidated financial statements only for the periods since the date of the acquisition in March 2011 and February 2010, respectively. This inclusion has significantly affected our revenues, results of operations and financial position.
Comparison of the Fiscal Years Ended June 29, 2012 and June 24, 2011
Financial Highlights

•
Our total revenue increased $123.4 million or 20% to $753.0 million in fiscal 2012 from $629.6 million in fiscal 2011. The increase in revenue was primarily due to higher sales from our scale out server and storage products as well as from customer support and professional service offerings. We also generated a significant amount of revenue from SGI Japan, which we acquired in March 2011.

•
Our overall gross margin decreased by130 basis points from 27.0% in fiscal 2011 to 25.7% in fiscal 2012. Our gross margin was negatively impacted by a $10.1 million inventory write down to reflect reduced demand for manufacturing parts for earlier generation products and a revaluation of spare inventories to reflect reduced expected usage. The decrease in gross margin was primarily caused by the excess and obsolete charges.

•
Total operating expenses increased $26.5 million or 14% to $215.3 million in fiscal 2012 from $188.8 million in fiscal 2011. The increase was primarily due to incremental expenses incurred as a result of our acquisition of SGI Japan primarily for employee compensation and facilities costs. Our fiscal 2011 results only include expenses for SGI Japan from March 2011 or about four months, compared to a full year of expenses in fiscal 2012. Our total headcount was about flat from fiscal 2011 with over 1500 employees worldwide as of June 29, 2012. This included approximately 230 employees which were brought on as part of the SGI Japan acquisition.

•	We incurred restructuring expense of $2.5 million for fiscal 2012, as compared to $5.1 million for fiscal 2011 related to the restructuring actions.
Revenue
The following table presents revenue by operating segment for fiscal 2012 and 2011 (presented on a contractual basis):

	Fiscal Year Ended		Change
	June 29, 2012	June 24, 2011	$	%

	(in thousands, except percentages)
Total Revenue
Americas	473,746	412,102	61,644	15%
APJ	170,392	102,327	68,065	67%
EMEA	108,849	115,139	(6,290)	(5)%
Total revenue	752,987	629,568	123,419	20%

Product Revenue
Americas	387,165	311,973	75,192	24%
APJ	94,494	68,641	25,853	38%
EMEA	75,074	84,563	(9,489)	(11)%
Total product revenue	556,733	465,177	91,556	20%

Service Revenue
Americas	86,581	100,129	(13,548)	(14)%
APJ	75,898	33,686	42,212	125%
EMEA	33,775	30,576	3,199	10%
Total service revenue	196,254	164,391	31,863	19%

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
Consistent with our strategy to extend our global reach and accelerate our growth opportunities, our international revenues grew to 41% of our total revenue during fiscal 2012 compared to 38% during fiscal 2011. The increase in international revenue as a percentage of total revenue is attributable primarily to the acquisition of SGI Japan for fiscal 2012.
Americas
Revenue increased $61.6 million or 15% to $473.7 million in fiscal 2012 from $412.1 million in fiscal 2011. The increase in Americas revenue was driven by higher product revenue partially offset by a decline in service revenue. Product revenue increased by $75.2 million driven by the strength in sales of our scale out servers and storage products. Service revenue decreased $13.5 million despite having one additional week in fiscal 2012 compared to fiscal 2011. The decrease is primarily attributable to lower support revenue as our new products replace our installed base of older generation products with higher margin support contracts. The Americas segment represented 63% and 66% of the total revenue in fiscal 2012 and 2011, respectively.
APJ
Revenue increased $68.1 million or 67% to $170.4 million in fiscal 2012 from $102.3 million in fiscal 2011. Our higher revenue in APJ was primarily due to the acquisition of SGI Japan in March 2011, which contributed $130.9 million of revenue in fiscal 2012 compared to $67.4 million in fiscal 2011. Of the $67.4 million of revenue, $15.7 million is the revenue we recognized during the period SGI Japan was a customer and $51.7 million is revenue recognized by the Company after the acquisition of SGI Japan. Our revenue for fiscal 2012 is comprised of $94.5 million from product sales and $75.9 million from services compared to product and service revenue of $68.6 million and $33.7 million, respectively, for fiscal 2011. The APJ segment represented 23% and 16% of the total revenue in fiscal 2012 and 2011, respectively.
EMEA
Revenue decreased $6.3 million or 5% to $108.8 million in fiscal 2012 from $115.1 million in fiscal 2011. The decrease in revenue was primarily attributable to a decrease in product revenue of $9.5 million as a result of lower server and storage sales. This decrease was partially offset by an increase in service revenue of $3.2 million due to one additional week in fiscal 2012 compared to fiscal 2011. The EMEA segment represented 14% and 18% of the total revenue in fiscal 2012 and 2011, respectively.

Cost of revenue, gross profit and gross margin.
The following table presents cost of revenue, gross profit and gross margin for fiscal 2012 and 2011 (presented on a contractual basis as fully described in Note 21 to our Consolidated Financial Statements at Item 8):

	Fiscal Year Ended		Change
	June 29, 2012	June 24, 2011	$	%

	(in thousands, except percentages)
Product revenue	$556,733	$465,177	$91,556	20%
Service revenue	196,254	164,391	31,863	19%
Total revenue	$752,987	$629,568	$123,419	20%

Cost of product revenue	$447,147	$367,393	$79,754	22%
Cost of service revenue	112,023	92,363	19,660	21%
Total cost of revenue	$559,170	$459,756	$99,414	22%

Product gross profit	$109,586	$97,784	$11,802	12%
Service gross profit	84,231	72,028	12,203	17%
Total gross profit	$193,817	$169,812	$24,005	14%

Product gross margin	19.7%	21.0%
Service gross margin	42.9%	43.8%
Overall gross margin	25.7%	27.0%
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
Our headcount in the manufacturing and services organization decreased from 680 employees at June 24, 2011 to 649 employees at June 29, 2012.
Overall gross profit increased $24.0 million or 14% to $193.8 million in fiscal 2012 from $169.8 million in fiscal 2011. However, overall gross margin percentage decreased to 25.7% in fiscal 2012 from 27.0% in fiscal 2011 due to a $10.1 million inventory write down to reflect reduced demand for manufacturing parts for earlier generation products and a revaluation of spare inventory to better reflect expected usage.
Product gross profit increased $11.8 million or 12% to $109.6 million in fiscal 2012 from $97.8 million in fiscal 2011. Product gross margin percentage decreased to 19.7% in fiscal 2012 from 21.0% in fiscal 2011. Our increase in product gross profit during fiscal 2012 is driven by the incremental volume of sales primarily due from our acquisition of SGI Japan in March 2011. The total product gross margin decrease is attributable to an increase in inventory write offs of $10.0 million from $3.0 million in fiscal 2011 related to the write down of earlier generation products as discussed above as well as unfavorable product mix shifts to lower margin products and competitive pricing in EMEA.
Service gross profit increased $12.2 million or 17% to $84.2 million in fiscal 2012 from $72.0 million in fiscal 2011. Service gross margin slightly decreased to 42.9% in fiscal 2012 from 43.8% in fiscal 2011. The total service gross margin decrease is attributable to an increase in the valuation charge of spare parts of $6.3 million from $2.7 million in fiscal 2011 related to the earlier generation products and to better reflect the expected usage.

Operating expenses
Operating expenses for fiscal 2012 and 2011 were as follows:

	Fiscal Year Ended		Change
	June 29, 2012	June 24, 2011	$	%

	(in thousands, except percentages)
Research and development	$62,356	$54,067	$8,289	15%
Sales and marketing	88,414	75,813	12,601	17%
General and administrative	62,021	52,578	9,443	18%
Restructuring	2,469	5,072	(2,603)	(51)%
Acquisition-related	—	1,271	(1,271)	(100)%
Total operating expense	$215,260	$188,801	$26,459	14%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense increased $8.3 million or 15% to $62.4 million in fiscal 2012 from $54.1 million in fiscal 2011. The increase in research and development expense is primarily due to incremental expenses incurred as a result of our acquisition of SGI Japan. Our fiscal 2011 results only include expenses for SGI Japan from March 2011 or about four months, compared to a full year of expenses in fiscal 2012. Our headcount in research and development also increased by 45 employees from 293 at June 24, 2011 to 338 employees at June 29, 2012 as we continue to invest in research and development activities. As a result of the acquisition and the increased headcount, compensation and related expenses increased $3.9 million and share-based compensation increased $1.3 compared to fiscal 2011. These costs were partially offset by a decrease in third-party expenses of $1.1 million. We also incurred incremental expenses for materials and supplies primarily driven by the new product introductions of our UV2, ICEX and MIS products that were introduced during fiscal 2012.
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
Sales and marketing expense increased $12.6 million or 17% to $88.4 million in fiscal 2012 from $75.8 million in fiscal 2011. This increase was primarily due to incremental expenses incurred as a result of our acquisition of SGI Japan. Our fiscal 2011 results only include expenses from March 2011 or about four months, compared to a full year of expenses in fiscal 2012. Although headcount in sales and marketing decreased slightly as of the end of fiscal 2012 compared to the end of fiscal 2011, compensation and related expenses increased by $9.6 million due to the costs of the incremental headcount of approximately 100 employees from the SGI Japan acquisition for the full year compared to about four months for the prior year. In addition, commissions increased $1.2 million due to the increase in revenues. The increase in sales and marketing expense was also attributable to an increase in travel expenses of $1.1 million and share-based compensation expense of $0.6 million.
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
The general and administrative expense increased $9.4 million or 18% to $62.0 million in fiscal 2012 from $52.6 million in fiscal 2011. The increase in general and administrative expense is primarily due to incremental expenses incurred as a result of our acquisition of SGI Japan. Our fiscal 2011 results only include expenses from March 2011 or about four months, compared to a full year of expenses in fiscal 2012. As a result of the acquisition and a slight increase in headcount, compensation and related expenses increased by $3.2 million. Share-based compensation increased by $1.6 million compared to fiscal 2011, of which $1.4 million was due to the modification of certain terms of the vested options held by the Company's former Chief Executive Officer and former Chief Financial Officer. The increase in general and administrative expense was also attributable to an increase in professional fees, including legal related expenses of $0.9 million, and $0.9 million of supplies and small equipment.
Restructuring. On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe in order to streamline operations and reduce operating expenses. Restructuring expense for fiscal 2012 was $2.5 million. As a result of the restructuring action undertaken, we anticipate future cash outflow of $14 million to $17 million, primarily during fiscal 2013. Prior to this action, on February 18, 2011, management approved the 2011 restructuring action, which resulted in restructuring expenses of $5.1 million for fiscal 2011.
Acquisition-related. On March 9, 2011, pursuant to a Stock Purchase Agreement dated March 8, 2011, we acquired the remaining outstanding shares of SGI Japan. In connection with the acquisition during fiscal 2011, we incurred acquisition-related costs of $1.3 million, which consisted primarily of costs related to due diligence, legal and other professional fees.
Total other (expense) income, net
Total other (expense) income, net for fiscal 2012 and 2011 was as follows:

	Fiscal Year Ended		Change
	June 29, 2012	June 24, 2011	$	%

	(in thousands, except percentages)
Interest (expense) income, net	$(297)	$95	$(392)	(413)%
Other (expense) income, net	(1,720)	(1,097)	(623)	57%
Total other (expense) income, net	$(2,017)	$(1,002)	$(1,015)	101%
Interest (expense) income, net. Interest (expense) income, net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds, U.S. treasury bills, and auction rate securities ("ARS"), as well as interest expense relating to our credit facility and for certain tax payments. Interest (expense) income, net for fiscal 2012 consisted of interest expense from our credit facility of $0.6 million, offset by interest income of $0.2 million.
Other (expense) income, net. Other (expense) income, net in fiscal 2012 consisted primarily of foreign exchange losses as a result of the strengthening of the U.S. Dollar against the Euro. We plan to implement a balance sheet hedging program in order to actively manage and mitigate foreign exchange risk in fiscal 2013. In fiscal 2011, other (expense) income, net consisted primarily of impairment of our investment in SGI Japan of $2.9 million and $0.8 million in recognized losses on our investments in ARS. These losses were partially offset by foreign exchange gains of $2.6 million that resulted from the favorable exchange rate effect due to the strengthening of the Euro against the U.S. Dollar. We accounted for SGI Japan as a cost method investment prior to our acquisition in March 2011.
Income tax provision from continuing operations
Income tax provision from continuing operations for fiscal 2012 and 2011 was as follows:

	Fiscal Year Ended		Change
	June 29, 2012	June 24, 2011	$	%

	(in thousands, except percentages)
Income tax provision from continuing operations	$1,001	$1,242	$(241)	(19)%
We recorded tax expense of $1.0 million for fiscal 2012. Our tax expense for fiscal 2012 includes current and deferred tax expense primarily related to our foreign operations of $2.0 million, current tax expense attributable to the U.S. state income taxes of $0.2 million, and an offsetting benefit of $1.2 million for unrecognized tax benefits and related interest. The Company believes that it is more likely than not that the majority of the deferred tax assets of its foreign subsidiaries will not be realized. As such, the Company recorded deferred tax expense of $1.7 million related to the recording of valuation allowance for its foreign subsidiaries. The effective tax rate differed from the combined U.S. federal and state statutory income tax rates for fiscal 2012 primarily due to domestic operating losses generated during the period from which the Company does not benefit, current and deferred tax expense incurred by the Company's foreign subsidiaries, and a tax benefit associated with unrecognized tax benefits and related interest.
We recorded a tax expense of $1.2 million for fiscal 2011. Our tax expense for fiscal 2011 primarily related to our foreign operations and included $1.2 million of unrecognized tax benefits and related interest. Additional amounts recorded include a discrete tax benefit of $1.6 million attributable to release of valuation allowance. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for fiscal 2011 primarily due to domestic operating losses generated during the period from which the Company does not benefit, tax expense incurred by the Company's foreign subsidiaries with operating income, tax benefit attributable to release of valuation allowance, and tax expense associated with our unrecognized tax benefits and related interest.
As of June 29, 2012, we recorded a valuation allowance against the majority of our net deferred tax assets. Based on all available positive and negative evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. We continue to evaluate the future realization of our deferred tax assets. If our assessment of deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income tax expense during the period in which management makes the determination.
Comparison of the Fiscal Years Ended June 24, 2011 and June 25, 2010
Financial Highlights

•
Our total revenue significantly increased in fiscal 2011 compared to fiscal 2010. Our higher total revenue resulted partially from the required adoption of new accounting standards for revenue recognition which resulted in us recognizing more revenue upon delivery or acceptance and from an increase in sales of high performance compute server and storage products. The required adoption of these new accounting standards for revenue recognition resulted in $166.2 million and $104.1 million increases in total revenue and total cost of revenue in fiscal 2011, respectively. In addition, our acquisition of SGI Japan increased our total revenue by $51.7 million during fiscal 2011. We increased our overall gross margin by 480 basis points from 22.2% in fiscal 2010 to 27.0% in fiscal 2011. An approximate 370 basis point increase in our overall gross margin percentage is attributable to the adoption of the new revenue recognition standards.

•
As a result of increased total revenue and overall gross margin, our total gross profit increased $80.2 million or 90% to $169.8 million in fiscal 2011 from $89.6 million in fiscal 2010. Of the $80.2 million increase in total gross profit, $62.0 million is attributable to the adoption of the new accounting standards for revenue recognition required for fiscal 2011.

•
We incurred acquisition related costs of $1.3 million resulting from our purchase of all the remaining shares of SGI Japan. Prior to this acquisition, we owned approximately 10% of the outstanding shares of SGI Japan.

•	We incurred restructuring expense of $5.1 million for fiscal 2011, as compared to $5.2 million for fiscal 2010 related to the restructuring actions.

Revenue
The following table presents revenue for fiscal 2011 and 2010 (presented on a contractual basis):

	Fiscal Year Ended		Change
	June 24, 2011	June 25, 2010	$	%
	(in thousands, except percentages)
Total Revenue
Americas	$412,102	$313,699	$98,403	31%
APJ	102,327	37,531	64,796	173%
EMEA	115,139	52,487	62,652	119%
Total revenue	$629,568	$403,717	$225,851	56%

Product Revenue
Americas	$311,973	$208,745	$103,228	49%
APJ	68,641	26,515	42,126	159%
EMEA	84,563	20,747	63,816	308%
Total product revenue	$465,177	$256,007	$209,170	82%

Service Revenue
Americas	$100,129	$104,954	$(4,825)	(5)%
APJ	33,686	11,016	22,670	206%
EMEA	30,576	31,740	(1,164)	(4)%
Total service revenue	$164,391	$147,710	$16,681	11%

Our products are highly configurable for customer requirements. Price changes, unit volumes, customer mix and product configuration can impact our revenues, cost of revenues and gross profit. Effective June 26, 2010, we adopted the provisions of Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements for new and materially modified arrangements originating after June 25, 2010. The new revenue recognition standards allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit of accounting with other elements in the arrangement. The new revenue recognition standards were required to be adopted for fiscal years beginning on or after June 15, 2010. For fiscal 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services, and or professional services, we will allocate revenue to each element based on a selling price hierarchy as described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the Critical Accounting Policies and Estimates - Revenue Recognition below. In multiple element arrangements where software is essential to the functionality, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue, as amended. The new revenue recognition standards permit prospective or retrospective adoption, and we elected prospective adoption.
Prior to the adoption of the new revenue recognition standards, we did not have a reasonable basis for separating product and service revenue as we had not been able to establish vendor-specific objective evidence of fair value of both the delivered and undelivered elements for our multiple-element arrangements. These multiple-element arrangements may include software products integrated with our hardware or include post-contract customer support. As a result of the adoption of the new revenue recognition standards, we now have a reasonable basis for separately presenting product and service for new and materially modified arrangements originating after June 25, 2010 as we are able to allocate revenue to each element within a multiple-element arrangement based on the aforementioned selling price hierarchy. However, as we did not have a reasonable basis for separating product and service revenue prior to the adoption of the new revenue recognition standards, revenue and related cost of revenue are presented in the table above on a contractual basis, which are the same metrics used by management for segment reporting, for fiscal 2011 and 2010.

Product revenue increased $209.2 million or 82% to $465.2 million in fiscal 2011 from $256.0 million in fiscal 2010. Of the $209.2 million increase in product revenue, $166.2 million is attributable to the adoption of the new revenue recognition standards which allows for us to generally recognize more product revenue upon shipment or acceptance. Excluding the impact from the adoption of the new revenue recognition standards, product revenue increased $43.0 million or 17% in fiscal 2011. During fiscal 2011, our product mix continued to shift to higher margin high performance compute server and storage products, driven by the strength in sales of our new Altix® UV and COPAN™ products. Both Altix® UV and COPAN™ products are new product offerings introduced in fiscal 2011. Altix® UV is our next generation shared-memory computer and continues to be well received in the marketplace. Consistent with the shift in product mix, our Amazon customer concentration moved from 20% of total revenue during fiscal 2010 to 12% during fiscal 2011. In addition, we recorded $29.1 million of product revenue from SGI Japan since its acquisition in the third quarter of fiscal 2011. If SGI Japan had not been acquired, we would have recorded $9.6 million of product revenue related to products sold to SGI Japan.
Service revenue increased $16.7 million or 11% to $164.4 million in fiscal 2011 from $147.7 million in fiscal 2010. This increase was primarily due to the service revenue of $22.5 million from SGI Japan that we recorded since its acquisition in the third quarter of fiscal 2011. If SGI Japan had not been acquired, we would not have recognized any service revenue from SGI Japan as prior to the acquisition, we did not sell services in Japan.
Consistent with our strategy to extend our global reach and accelerate our growth opportunities, our international revenues grew to 38% of our total revenue during fiscal 2011 compared to 25% during fiscal 2010. The increase in international revenue as a percentage of total revenue is attributable to the acquisition of SGI Japan and to the increase in total revenue in European region for fiscal 2011.
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
Cost of revenue, gross profit and gross margin
The following table presents cost of revenue, gross profit and gross margin for fiscal 2011 and 2010 (presented on a contractual basis):

	Fiscal Year Ended		Change
	June 24, 2011	June 25, 2010	$	%
	(in thousands, except percentages)
Product revenue	$465,177	$256,007	$209,170	82%
Service revenue	164,391	147,710	16,681	11%
Total revenue	$629,568	$403,717	$225,851	56%

Cost of product revenue	$367,393	$229,913	$137,480	60%
Cost of service revenue	92,363	84,215	8,148	10%
Total cost of revenue	$459,756	$314,128	$145,628	46%

Product gross profit	$97,784	$26,094	$71,690	275%
Service gross profit	72,028	63,495	8,533	13%
Total gross profit	$169,812	$89,589	$80,223	90%

Product gross margin	21.0%	10.2%
Service gross margin	43.8%	43.0%
Overall gross margin	27.0%	22.2%

Our headcount in the manufacturing and services organization increased from 576 employees at June 25, 2010 to 680 employees at June 24, 2011. This includes 133 employees working in SGI Japan.

Overall gross profit increased $80.2 million or 90% to $169.8 million in fiscal 2011 from $89.6 million in fiscal 2010. Overall gross margin percentage increased to 27.0% in fiscal 2011 from 22.2% in fiscal 2010. An approximate 370 basis point increase in our overall gross margin percentage is attributable to the adoption of the new revenue recognition standards. Historically, our high performance compute server and storage products were deferred and amortized under the previous revenue recognition standards. With the adoption of the new revenue recognition standards, we are able to recognize revenue and gross profit on these products at the time of delivery or acceptance.
Product gross profit increased $71.7 million or 275% to $97.8 million in fiscal 2011 from $26.1 million in fiscal 2010. Product gross margin percentage increased to 21.0% in fiscal 2011 from 10.2% in fiscal 2010. Of the $71.7 million increase in product gross profit, $62.0 million is attributable to the adoption of the new revenue recognition standards. The adoption of the new revenue recognition standards impacted cost of product revenue by $104.2 million during fiscal 2011. In addition to the adoption of the new accounting standards for revenue recognition, our product gross profit and product gross margin percentage increased due to a change in mix shift to higher margin high performance compute server and storage products, including the increase in sales of our new Altix UV and COPAN products. Our increase in product gross profit and product gross margin during fiscal 2011 is also attributable to a decrease in inventory obsolescence to $3.0 million from $10.6 million in fiscal 2010. In addition, we recorded product gross profit of $4.8 million from SGI Japan since its acquisition in the third quarter of fiscal 2011. If SGI Japan had not been acquired, we would have recorded $3.0 million of product gross profit related to products sold to them.
Service gross profit increased $8.5 million or 13% to $72.0 million in fiscal 2011 from $63.5 million in fiscal 2010. Service gross margin slightly increased to 43.8% in fiscal 2011 from 43.0% in fiscal 2010. Of the $8.5 million increase in service gross profit, $7.2 million is attributable to service gross profit from the acquisition of SGI Japan.
Operating Expenses
Operating expenses for fiscal 2011 and 2010 were as follows:

	Fiscal Year Ended		Change
	June 24, 2011	June 25, 2010	$	%

	(in thousands, except percentages)
Research and development	$54,067	$56,865	$(2,798)	(5)%
Sales and marketing	75,813	64,831	10,982	17%
General and administrative	52,578	52,594	(16)	—%
Restructuring	5,072	5,213	(141)	(3)%
Acquisition-related	1,271	(3,264)	4,535	(139)%
Total operating expense	$188,801	$176,239	$12,562	7%
Research and development. Research and development expense decreased $2.8 million or 5% to $54.1 million in fiscal 2011 from $56.9 million in fiscal 2010. The decrease in research and development expense was due to a decrease in facilities related expenses of $1.9 million, of which $1.5 million is due to a decrease in depreciation expense as some of our fixed assets were fully depreciated as of June 25, 2010. In addition, the decrease in research and development expense is due to a decrease in purchases of materials and test equipment used for research and development activities of $1.3 million, a decrease in third-party consulting fees of $0.5 million, and a decrease in losses on disposal of property and equipment of $0.3 million. This decrease in research and development expenses was partially offset by an increase in compensation and related expenses of $0.6 million. Compensation and related expenses increased in fiscal 2011 compared with fiscal 2010 due to an increase in headcount from 270 employees at June 25, 2010 to 293 employees at June 24, 2011, including five employees from SGI Japan. In addition, during fiscal 2011, research and development reimbursements from our business partners decreased by $0.7 million to $1.3 million from $2.0 million in fiscal 2010.
Sales and marketing. Sales and marketing expense increased $11.0 million or 17% to $75.8 million in fiscal 2011 from $64.8 million in fiscal 2010. This increase was primarily due to an increase in compensation and related expenses of $8.7 million in fiscal 2011 compared to fiscal 2010. Headcount increased from 291 employees at June 25, 2010 to 344 employees at June 24, 2011. This includes 106 employees from SGI Japan. The increase in headcount together with higher commission expense paid during fiscal 2011 compared to fiscal 2010 resulted to an overall increase in compensation and related expenses. In addition to compensation and related expenses, the increase in sales and marketing expense was also due to an increase in intangible amortization of $1.5 million, third-party sales and marketing services of $0.5 million, share-based compensation expense of $0.5 million, travel expenses of $0.6 million, and marketing supplies and equipment of $0.4 million. The increase in sales and marketing expense was partially offset by a decrease in facility related expenses of $1.2 million, of which $0.5 million is due to a decrease in depreciation expense as some of our fixed assets were fully depreciated as of June 25, 2010.

General and administrative. The change in our general and administrative expense is not material in fiscal 2011 compared with fiscal 2010. Our compensation related expenses, hiring expenses, and share-based compensation expenses increased by $3.1 million, $0.8 million, and $0.7 million, respectively. This increase in general and administrative expenses is offset by decreases in professional and consulting fees of $1.4 million, decrease in bad debt expense of $1.0 million, decrease in insurance of $0.9 million, decrease in facility related expenses of $0.4 million, and decrease in supplies and small equipment expenses of $0.8 million. Compensation and related expenses increased due to increase in headcount from 188 employees at June 25, 2010 to 246 employees, which includes 34 employees in SGI Japan, at June 24, 2011.
Restructuring. On February 18, 2011, management approved the 2011 restructuring action as part of a worldwide workforce reduction to streamline operations and reduce operating expenses. Restructuring expense for fiscal 2011 related to these actions was $5.1 million. Prior to this action, on July 27, 2009, management approved the 2010 restructuring action to reduce our European workforce and vacate certain facilities, which resulted in a restructuring expense charge of $5.2 million for fiscal 2010.
Acquisition-related. On March 9, 2011, pursuant to a Stock Purchase Agreement dated March 8, 2011, we acquired the remaining outstanding shares of SGI Japan. In connection with the acquisition, during fiscal 2011, we incurred acquisition-related costs of $1.3 million, which consisted primarily of costs related to due diligence, legal and other professional fees. In fiscal 2010, we recorded a net gain of $3.3 million related to our acquisition of Legacy SGI. During fiscal 2010, we received a $1.0 million payment from Legacy SGI related to potential liabilities of Legacy SGI, which, pursuant to the Asset Purchase Agreement, were to be remitted to the Company if not paid to a third-party. In addition, we received $2.3 million from a Legacy SGI customer, resulting from a settlement of a dispute with this customer that existed prior to the acquisition of Legacy SGI. Accordingly, we have recorded the $3.3 million payments received as a gain in our statement of operations in fiscal 2010.
Total other (expense) income, net
Total other (expense) income for fiscal 2011 and 2010 was as follows:

	Fiscal Year Ended		Change
	June 24, 2011	June 25, 2010
			$	%
	(in thousands, except percentages)
Interest (expense) income, net	$95	$436	$(341)	(78)%
Other (expense) income, net	(1,097)	(7,088)	5,991	(85)%
Total other (expense) income, net	$(1,002)	$(6,652)	$5,650	(85)%
Interest (expense) income, net. The decrease in interest income, net for fiscal 2011 compared to fiscal 2010, was due to lower interest rates on our investment portfolio, as we sold our ARS during the second quarter of fiscal 2011.
Other (expense) income, net. Other (expense) income, net in fiscal 2011 consisted primarily of impairment of our investment in SGI Japan of $2.9 million and $0.8 million in recognized losses on our investments in ARS. These losses were partially offset by foreign exchange gains of $2.6 million that resulted from the favorable exchange rate effect due to the strengthening of the Euro against the U.S. Dollar. We accounted for SGI Japan as a cost method investment prior to our acquisition in March 2011. During fiscal 2010, other (expense) income, net consisted of foreign exchange losses of $7.2 million that resulted from the unfavorable exchange rate effect due to the strengthening of the U.S. dollar against the Euro.

Income tax provision (benefit) from continuing operations
Income tax provision (benefit) from continuing operations for fiscal 2011 and 2010 was as follows:

	Fiscal Year Ended		Change
	June 24, 2011	June 25, 2010
			$	%
(in thousands, except percentages)
Income tax provision (benefit) from continuing operations	$1,242	$(4,441)	$5,683	(128)%
We recorded a tax expense of $1.2 million for fiscal 2011. Our tax expense for fiscal 2011 primarily related to our foreign operations and included $1.2 million of unrecognized tax benefits and related interest. Additional amounts recorded include a discrete tax benefit of $1.6 million attributable to release of valuation allowance. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for fiscal 2011 primarily due to domestic operating losses generated during the period from which the Company does not benefit, tax expense incurred by the Company's foreign subsidiaries with operating income, tax benefit attributable to release of valuation allowance, and tax expense associated with our unrecognized tax benefits and related interest.
We recorded a net tax benefit of $4.4 million for fiscal 2010. The net income tax benefit includes a discrete tax benefit of $4.9 million resulting from the November 6, 2009 enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the "Act"). The Act provides an election for federal taxpayers to increase the carry back period for an applicable net operating loss to three to five years from two years. Additional amounts recorded include a discrete tax benefit of $1.0 million attributable to release of valuation allowance and tax expense of $1.1 million for unrecognized tax benefits and related interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for fiscal 2010 primarily due to the discrete items noted above and the fact that we do not record a benefit for operating losses generated during the period due to uncertainties regarding the realizability of the resulting loss carryforwards.
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, for fiscal 2011 and 2010 was as follows:

	Fiscal Year Ended		Change
	June 24, 2011	June 25, 2010	$	%

	(in thousands, except percentages)
Income from discontinued operations, net of tax	$—	$409	$(409)	(100)%
During the year ended January 3, 2009, we classified our RapidScale™ product line as a discontinued operation as a result of discontinuing this product line. Our decision was a result of a change in strategic direction, as well as an inability to license certain third-party software on reasonable commercial terms.
The revenue contribution from this product line was not significant for fiscal 2011 and $0.4 million for fiscal 2010.
Liquidity and Capital Resources
We had $104.9 million of cash and cash equivalents at June 29, 2012 and $139.9 million of cash and cash equivalents at June 24, 2011. As of June 29, 2012, we had $51.6 million of cash and cash equivalents that are held outside the United States. Historically, we have required capital principally to support business operations. It is our investment policy to invest in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At June 29, 2012, we had short-term and long-term restricted cash and cash equivalents of $4.1 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section titled "Contractual Obligations and Other Commitments," in December 2011 we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million, which was increased to $40.0 million on May 1, 2012. The credit facility is intended to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. As of June 29, 2012, we had an outstanding balance of $15.2 million from our credit facility plus $0.2 million in accrued interest. We also had $2.0 million of outstanding letters of credit under this credit facility.
At June 29, 2012, we believe our current cash and cash equivalents, in conjunction with the funds that may be drawn down under our credit facility, will be sufficient to fund working capital requirements, capital expenditures and operations for at least the next twelve months. We have implemented processes to more effectively monitor our working capital. We have intensified our cash processes related to monitoring, projections and control procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing, and collection from the customer. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.
The adequacy of these resources to meet our liquidity needs beyond the next twelve months will depend on our growth, operating results and capital expenditures. If we fail to generate cash from operations on a timely basis, we may not have the cash resources required to run our business and we may need to seek additional sources of funds.
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
The following is a summary of cash activity (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Consolidated statements of cash flows data:
Net cash (used in) provided by operating activities	$(46,828)	$11,533	$8,197
Net cash (used in) provided by investing activities and acquisitions	(7,700)	6,312	(8,500)
Net cash provided by (used in) financing activities	19,059	(8,364)	932
Effect of exchange rate changes on cash and cash equivalents	452	1,044	—
Net (decrease) increase in cash and cash equivalents	$(35,017)	$10,525	$629
Operating Activities
Cash used in operating activities was $46.8 million for fiscal 2012. Our net loss was $24.5 million for fiscal 2012. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $14.6 million, share-based compensation expense of $10.1 million, gain on pension plan curtailment of $1.3 million, loss on settlement of pension plan of $1.0 million, impairment on investments and long-lived assets of $0.5 million, changes in deferred income taxes of $1.7 million, and changes in other non-cash items of $1.0 million. Net change in operating assets and liabilities was $50.0 million. The primary uses of cash in operating activity were an increase in inventory and a decrease in deferred revenue. The primary sources of of cash in operating activities were an increase in accounts receivable and decrease in deferred cost of revenue.
For fiscal 2012, deferred revenue decreased $36.5 million and deferred cost of revenue decreased $37.3 million, primarily due to the timing of revenue recognition on sales transactions which were required to be deferred in accordance with our revenue recognition policy. Inventory increased $44.6 million primarily related to finished goods inventory that has already been shipped to our customers for which we are awaiting customer acceptance. This was partially offset by a $7.2 million inventory write down to reflect reduced demand for manufacturing parts for earlier generation products. Additionally, accounts payable decreased $2.5 million, primarily due to our efforts to more closely align payments with customer receipts and as part of the efforts to manage our working capital more closely. Accrued compensation decreased $5.3 million primarily due to timing of payments.
Cash provided by operating activities was $11.5 million for fiscal 2011. Our net loss was $21.2 million for fiscal 2011. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $17.8 million, share-based compensation expense of $5.9 million, impairment of investment in SGI Japan of $2.9 million, impairment on investments of $0.8 million, changes in deferred income taxes of $8.2 million, and recovery of doubtful accounts receivable of $0.1 million. Net change in operating assets and liabilities was $13.5 million. The primary operating activity source of cash was a decrease in inventory. The primary uses of cash in operating activities were an increase in accounts receivable and decrease in deferred revenue.

For fiscal 2011, deferred revenue decreased $12.4 million and deferred cost of revenue increased $1.9 million, respectively, primarily due to the timing of revenue recognition on sales transactions which were required to be deferred in accordance with our revenue recognition policy. Inventory decreased $17.2 million due to timing of inventory purchases and shipments to customers. Additionally, accounts payable increased $7.6 million, primarily due to the increase in inventory purchases and the timing of payments. Accrued compensation increased $1.8 million primarily due to timing of payments.
Cash provided by operating activities of $8.2 million for fiscal 2010 reflected cash provided by changes in operating assets and liabilities of $72.8 million, non-cash adjustments of $23.8 million, which consisted primarily of depreciation and amortization of $18.4 million and share-based compensation of $4.7 million offset by our net loss of $88.5 million. The primary working capital sources of cash were an increase in deferred revenue and decreases in inventories and prepaid and other current assets. The primary working capital uses of cash were increases in deferred cost of revenue and accounts receivable and a decrease in accounts payable and other liabilities.
Investing Activities and Acquisition
Cash used in investing activities and acquisition was $7.7 million in fiscal 2012, primarily due to purchases of property and equipment of $5.5 million and other investing activities of $2.2 million.
Cash provided by investing activities and acquisition was $6.3 million in fiscal 2011, primarily due to proceeds from sales and maturities of investments of $7.9 million. In addition, we purchased the remaining outstanding shares of SGI Japan that we did not already own for $17.9 million in cash. In connection with the acquisition, we acquired $23.9 million of cash, resulting in net cash acquired of $6.0 million. Our restricted cash and cash equivalents also increased our cash by $0.6 million during fiscal 2011. Cash provided by investing activities was partially offset by purchases of property and equipment of $8.2 million.
Cash used in investing activities and acquisition was $8.5 million in fiscal 2010, primarily due to the purchases of property and equipment of $6.3 million and the acquisition of Copan Systems, Inc. for $2.0 million.
Financing Activities
Cash provided by financing activities was $19.1 million in fiscal 2012, primarily due to proceeds from draw-downs on our credit facility of $15.0 million, the issuance of stock under our employee stock purchase plan and stock option exercises of $5.2 million, which was partially offset by the funding of RSUs withheld for taxes of $1.1 million. We did not any purchase any treasury stock during fiscal 2012.
Cash used in financing activities was $8.4 million in fiscal 2011, primarily for repayment of notes payable assumed in the acquisition of SGI Japan of $9.6 million, funding of RSUs withheld for taxes of $1.4 million, and purchase of treasury stock of $3.9 million. This decrease in cash was partially offset by proceeds of $6.6 million from the issuance of stock and stock options under the employee stock purchase plan and stock options.
Cash provided by financing activities was $0.9 million in fiscal 2010, primarily due to proceeds from the issuance of stock under the employee stock purchase plan and stock options of $1.8 million, partially offset by the funding of RSUs withheld for taxes of $0.9 million.
In February 2009, the Board of Directors authorized a share repurchase program of up to $40.0 million of our common stock. Under the program, we are able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. During fiscal 2011, we repurchased 505,100 shares of outstanding common stock for a total of $3.9 million which was paid in cash. Our share repurchased program expired in March 2012.
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
Contractual Obligations and Commitments
The following are contractual obligations and commitments at June 29, 2012, associated with lease obligations and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$20,108	$9,880	$10,039	$189	$—
Purchase obligations	35,970	30,268	5,702	—	—
Total	$56,078	$40,148	$15,741	$189	$—
Operating Leases—We lease certain real and personal property under non-cancelable operating leases. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses.
As of June 29, 2012, we had total outstanding commitments on non-cancelable operating leases of our real property of $19.0 million, of which $6.1 million relate to our domestic leases. Our domestic leases are generally for terms of five to seven years and generally provide renewal options for terms of three to five additional years. These leases include our headquarters in Fremont, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal 2013. We have total outstanding commitments of $12.9 million in non-cancelable international operating leases. The total outstanding commitments included $7.0 million relating to our leased facility in Japan. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options.
As of June 29, 2012, personal property under operating lease is comprised primarily of automobiles and office equipments. Total outstanding commitments under these leases is approximately $1.1 million at June 29, 2012.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through our fiscal year ending June 26, 2015. As of June 29, 2012, there was a remaining commitment of approximately $30.3 million, due within the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations.
Uncertain Tax Positions—As of June 29, 2012 the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of state income taxes and interest deductions, was $7.5 million. As of June 29, 2012, the Company has accrued $13.7 million of interest and penalty associated with its uncertain tax positions. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.
Credit facility—In December 2011, we entered into a five-year credit facility in the aggregate principal amount of $35.0 million. The credit facility included a feature that allowed us to increase the revolver amount in the first 18 months of the credit facility. We exercised this feature, and on May 1, 2012, the revolver amount of our credit facility was increased by $5.0 million to an aggregate principal amount of $40.0 million. We intend to use the credit facility to primarily fund our working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. As of June 29, 2012, our total outstanding balance was $15.2 million plus $0.2 million in accrued interest. Further, the credit facility includes a $10.0 million letter of credit subfacility and we had $2.0 million outstanding letters of credit as of June 29, 2012. See Note 14 "Credit Facility" in our audited financial statements in this Form 10-K for further information on the credit facility.
Off Balance Sheet Arrangements—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at June 29, 2012 was $4.3 million for which we have $4.1 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third-party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 29, 2012. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of June 29, 2012.
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
Service revenue. Service revenue includes customer support services, primarily hardware maintenance services, and professional services, which include consulting services and product integration services. Revenue from service contracts, that are not subject to deferral under our revenue recognition policy applicable to sales contracts entered into prior to fiscal 2011 (discussed below) and are expressly priced separately from the hardware, is recognized ratably over the contract term, generally one to three years. Professional services are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are performed.
Multiple-element arrangements. Our multiple-element arrangements include products, customer support services and/or professional services. Certain multiple-element arrangements include software products integrated with the hardware (“Hardware Appliance”) and we provide unspecified software updates and enhancements to the software through our service contracts.
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
Effective the beginning of fiscal 2011, we adopted the provisions of ASU 2009-13 and ASU 2009-14 on a prospective basis for new and materially modified arrangements originating after June 25, 2010. The adoption of ASU 2009-13 and ASU 2009-14 was material to the Company's financial results, increasing revenues by $166.2 million and gross profit by $62.0 million for fiscal 2011. The impact was due to the recognition of revenue that would have previously been deferred for multiple-element arrangements which include Hardware Appliances or arrangements where the undelivered element is post contract customer support ("PCS") for which we were unable to establish VSOE of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.
For fiscal 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services, and/or professional services, we allocate revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is essential to the functionality of the products, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue.
We evaluate each deliverable in an arrangement to determine whether they represent separate units of accounting. The delivered item constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered elements. The Company's Hardware Appliances are sold on a stand-alone basis and customers are able to sell the Hardware Appliances to other buyers; accordingly, the Company has concluded that its Hardware Appliances have stand-alone value. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price. We limit the amount of revenue recognition for delivered product elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.
We have not consistently established VSOE of fair value of any of our products or services. In addition, we have not established TPE as there are no similar or interchangeable competitor products or services in standalone sales to similarly situated customers. Therefore, revenue from our multiple-element arrangements is allocated based on the BESP. The objective of BESP is to determine the price at which we would transact a sale if a product or service were sold on a stand-alone basis. We determine BESP for product or service by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific market factors, profit objectives and pricing practices. The determination of BESP is a formal process that includes review and approval by our management. In addition, we regularly review BESP for our products and services.
For fiscal 2010 and sales contracts entered into prior to fiscal 2011, we recognize revenue pursuant to the previous guidance for multiple-element arrangements. For arrangements which do not include Hardware Appliances and where services are included, we recognize revenue from the sale of products prior to the completion of services as the services are not essential to the functionality of the products. For certain multiple-element arrangements, we deliver software products integrated with the Hardware Appliance and provide unspecified software updates and enhancements to the software through PCS. For arrangements which include Hardware Appliances or arrangements where the undelivered element is PCS, we have not established VSOE of fair value of the element. Therefore, revenue and related cost of revenue from these arrangements are deferred and recognized ratably over the PCS period as combined product and service revenue in the consolidated statements of operations.
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
Inventory Valuation. We value our inventories at the lower of cost or market with cost determined on a first-in, first-out basis. We write down obsolete inventory or inventory in excess of our estimated usage to its estimated market value less cost to sell, if less than its cost. Inherent in our estimates of market value in determining inventory valuation are estimates related to future demand and technological obsolescence of our products. Any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventories and our results of operations and financial position could be materially affected. For example, in the fourth quarter of fiscal 2012, we recorded a charge of $7.2 million to reflect reduced demand for manufacturing parts for earlier generation products.
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
Warranty Reserve. We provide for estimated cost to warrant our products against defects in materials and workmanship at the time revenue is recognized. We net any cost recoveries from warranties offered to us by our suppliers against the warranty expense. Warranty costs include labor to repair faulty systems and replacement parts for defective items, as well as other costs incidental to warranty repairs. We estimate our warranty obligation based on historical experience, and our estimate is affected by data such as product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our standard warranty ranges from one to three years. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required which could have a material impact on our results of operations and financial position.
Retirement Benefit Obligations. Our defined benefit obligations and plan assets are dependent on various assumptions. Our major assumptions relate primarily to discount rates, rates of compensation growth, and expected long-term rates of return on plan assets. Our discount rate assumption is based on current investment yields of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Expected long-term rate of return on assets is determined using the projected long-term rate of return estimated by the insurance company for its general fund for the defined benefit plan in Germany and based on historical portfolio results and target asset allocations, as well as the projected long-term rate of return based on the Japanese market for the defined benefit plan in Japan. The weighted-average rates used are set forth in Note 18 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. For fiscal 2012, the effect of rate changes in these assumptions does not result in a material change in the net periodic benefit cost.
Accounting for Income Taxes. The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is comprised primarily of future tax deductions, net operating loss carryovers and tax credit carryovers, is subject to significant judgment as to whether it is more likely than not our deferred tax assets will be realized. In determining whether the realization of these deferred tax assets may be impaired, we evaluate both positive and negative evidence. As of June 29, 2012, we have recorded a valuation allowance against the majority of our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences.
We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining solely on its technical merits of the law whether the more likely than not threshold is met. If the first step is satisfied, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement with the taxing authorities. We evaluate these uncertain tax positions on a quarterly basis, based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, new audit activity and lapses in the statutes of limitations on assessment. A change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period that such event occurs and could have a material impact on our results of operations and financial position.
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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 29, 2012, our cash and cash equivalents of $104.9 million consisted primarily of cash, money market funds, and U.S. Treasury notes. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
Given the short term nature of our cash and cash equivalents, the risk of loss in fair value resulting from interest rate changes is minimal.
Foreign Exchange Risk
As of June 29, 2012 and June 24, 2011, foreign currency cash accounts totaled $38.6 million and $70.2 million, respectively, primarily in Japanese Yen and the Euro.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net in our consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses, and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency. At June 29, 2012, we had no foreign currency forward contracts or option contracts. We have subsequently implemented a hedging strategy that is intended to mitigate our currency exposures by entering into foreign currency forward contracts that have maturities generally of one month or more. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts or cash flows.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $3.9 million change in the value of our foreign currency cash accounts.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silicon Graphics International Corp.
Fremont, California

We have audited the accompanying consolidated balance sheets of Silicon Graphics International Corp. and subsidiaries (the “Company”) as of June 29, 2012, and June 24, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended June 29, 2012, June 24, 2011, and June 25, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Graphics International Corp. and subsidiaries at June 29, 2012, and June 24, 2011, and the results of their operations and their cash flows for the years ended June 29, 2012, June 24, 2011, and June 25, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 29, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 10, 2012

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Revenue
Product	$479,530	$392,661	$—
Service	191,274	147,951	—
Combined product and service	82,183	88,956	403,717
Total revenue (Note 2)	752,987	629,568	403,717
Cost of revenue
Product	398,272	307,264	—
Service	108,065	91,103	—
Combined product and service	52,833	61,389	314,128
Total cost of revenue	559,170	459,756	314,128
Gross profit	193,817	169,812	89,589
Operating expenses:
Research and development	62,356	54,067	56,865
Sales and marketing	88,414	75,813	64,831
General and administrative	62,021	52,578	52,594
Restructuring	2,469	5,072	5,213
Acquisition-related	—	1,271	(3,264)
Total operating expenses	215,260	188,801	176,239
Loss from operations	(21,443)	(18,989)	(86,650)

Interest (expense) income, net	(297)	95	436
Other expense, net	(1,720)	(1,097)	(7,088)
Total other expense, net	(2,017)	(1,002)	(6,652)
Loss from continuing operations before income taxes	(23,460)	(19,991)	(93,302)
Income tax provision (benefit) from continuing operations	1,001	1,242	(4,441)
Net loss from continuing operations	(24,461)	(21,233)	(88,861)
Income (loss) from discontinued operations, net of tax (Note 20)	—	—	409
Net loss	$(24,461)	$(21,233)	$(88,452)
Net loss per share, basic and diluted:
Continuing operations	$(0.77)	$(0.69)	$(2.95)
Discontinued operations	—	—	0.01
Basic and diluted net loss per share	$(0.77)	$(0.69)	$(2.94)
Shares used in computing basic and diluted net loss per share	31,653	30,608	30,130
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 29, 2012	June 24, 2011
ASSETS
Current assets:
Cash and cash equivalents	$104,851	$139,868
Current portion of restricted cash	980	948
Accounts receivable, net of allowance for doubtful accounts of $1,597 and $1,335 as of June 29, 2012 and June 24, 2011, respectively	98,293	108,675
Inventories	123,391	80,965
Deferred cost of revenue	49,407	59,306
Prepaid expenses and other current assets	18,443	17,937
Total current assets	395,365	407,699
Non-current portion of restricted cash	3,088	2,390
Property and equipment, net	27,404	29,573
Intangible assets, net	8,675	13,289
Non-current portion of deferred cost of revenue	17,466	45,219
Other assets	44,882	39,839
Total assets	$496,880	$538,009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,448	$71,299
Credit facility	15,200	—
Accrued compensation	24,246	29,477
Other current liabilities	48,587	39,967
Current portion of deferred revenue	124,924	132,986
Total current liabilities	282,405	273,729
Non-current portion of deferred revenue	64,717	93,146
Long-term income taxes payable	20,568	24,104
Retirement benefit obligations	11,484	15,569
Other non-current liabilities	6,814	8,175
Total liabilities	385,988	414,723
Commitments and contingencies (Note 24)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 32,723 shares and 31,850 shares issued at June 29, 2012 and June 24, 2011, respectively	33	31
Additional paid-in capital	484,461	470,343
Treasury stock, at cost (749 shares at June 29, 2012 and June 24, 2011)	(4,912)	(4,912)
Accumulated other comprehensive (loss) income	(1,480)	573
Accumulated deficit	(367,210)	(342,749)
Total stockholders’ equity	110,892	123,286
Total liabilities and stockholders’ equity	$496,880	$538,009
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 26, 2009	30,170,557	$30	(243,695)	$(1,022)	$453,730	$(1,575)	$(233,064)	$218,099
Net loss	—	—	—	—	—	—	(88,452)	(88,452)
Unrealized gain on short-term investments	—	—	—	—	—	230	—	230
Unrecognized loss on defined benefit plans	—	—	—	—	—	(558)	—	(558)
Total comprehensive loss	—	—	—	—	—	—	—	(88,780)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	391,676	1	—	—	931	—	—	932
Restricted common stock	146,835	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock plans	—	—	—	—	4,678	—	—	4,678
Balance at June 25, 2010	30,709,068	$31	(243,695)	$(1,022)	$459,339	$(1,903)	$(321,516)	$134,929
Net loss	—	—	—	—	—	—	(21,233)	(21,233)
Unrealized gain on short-term investments	—	—	—	—	—	1,355	—	1,355
Unrecognized gain on defined benefit plans	—	—	—	—	—	380	—	380
Cumulative translation adjustment						741		741
Total comprehensive loss	—	—	—	—	—	—	—	(18,757)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	501,567	—	—	—	5,118	—	—	5,118
Repurchase of treasury stock	—	—	(505,100)	(3,890)	—	—	—	(3,890)
Restricted common stock	165,906	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock plans	473,698	—	—	—	5,886	—	—	5,886
Balance at June 24, 2011	31,850,239	$31	(748,795)	$(4,912)	$470,343	$573	$(342,749)	$123,286
Net loss	—	—	—	—	—	—	(24,461)	(24,461)
Unrecognized loss on defined benefit plans	—	—	—	—	—	(2,150)	—	(2,150)
Cumulative translation adjustment						97		97
Total comprehensive loss	—	—	—	—	—	—	—	(26,514)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	704,792	2	—	—	4,057	—	—	4,059
Restricted common stock	167,975	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock plans	—	—	—	—	10,061	—	—	10,061
Balance at June 29, 2012	32,723,006	$33	(748,795)	$(4,912)	$484,461	$(1,480)	$(367,210)	$110,892

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,461)	$(21,233)	$(88,452)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,574	17,799	18,358
Share-based compensation	10,061	5,898	4,721
Gain on pension plan curtailment	(1,265)	—	—
Loss on settlement of pension plan	993	—	—
Impairment on investments and long-lived assets	527	790	—
Deferred income taxes	1,655	(8,177)	(1,039)
Impairment of investment in SGI Japan, Ltd.	—	2,904	—
Other	1,030	9	1,767
Changes in operating assets and liabilities:
Accounts receivable	10,102	(6,379)	(15,506)
Inventories	(44,587)	17,219	28,268
Deferred cost of revenue	37,342	(1,925)	(88,520)
Prepaid expenses and other assets	(2,191)	1,248	7,742
Other assets	2,986	3,016	1,176
Accounts payable	(2,519)	7,558	(4,202)
Accrued compensation	(5,280)	1,783	1,030
Other current liabilities	(688)	(7,458)	(3,575)
Deferred revenue	(36,486)	(12,424)	145,295
Income taxes payable	(3,111)	6,703	(1,039)
Other liabilities	(5,510)	4,202	2,173
Net cash (used in) provided by operating activities	(46,828)	11,533	8,197
CASH FLOWS FROM INVESTING ACTIVITIES AND ACQUISITIONS:
Purchases of property and equipment	(5,461)	(8,245)	(6,273)
Proceeds from sales and maturities of investments	—	7,917	275
Cash acquired (used) in acquisition, net	—	6,046	(1,983)
Other	(2,239)	594	(519)
Net cash (used in) provided by investing activities and acquisitions	(7,700)	6,312	(8,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from draw-down on credit facility	15,000	—	—
Funding of restricted stock units withheld for taxes	(1,126)	(1,433)	(857)
Purchase of treasury stock	—	(3,890)	—
Repayment of notes payable	—	(9,592)	—
Proceeds from issuance of common stock upon exercise of stock options	1,920	4,428	887
Proceeds from issuance of common stock under employee stock purchase plan	3,265	2,123	902
Net cash (used in) provided by financing activities	19,059	(8,364)	932
Effect of exchange rate changes on cash and cash equivalents	452	1,044	—
Net (decrease) increase in cash and cash equivalents	(35,017)	10,525	629
Cash and cash equivalents—beginning of period	139,868	129,343	128,714
Cash and cash equivalents—end of period	$104,851	$139,868	$129,343
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION
Income taxes (paid) refunded	$(310)	$(1,511)	$4,206
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$685	$250	$788
Unrealized gain on investments	$—	$1,355	$230
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fiscal Year-End. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. The current fiscal 2012 was comprised of 53 weeks and ended on June 29, 2012. Fiscal year 2011 and fiscal year 2010 were comprised of 52 weeks and ended on June 24, 2011 and June 25, 2010, respectively. Included in this report are the Company’s consolidated balance sheets as of June 29, 2012 and June 24, 2011, the consolidated statements of operations, statements of stockholders’ equity, and cash flows for the 53-week fiscal year ended June 29, 2012 ("fiscal 2012") and 52-week fiscal years ended June 24, 2011 ("fiscal 2011") and June 25, 2010 ("fiscal 2010").
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.
Estimates and Assumptions. The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as presented in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management and include revenue recognition, share-based compensation, restructuring reserve, inventory valuation, fair value measurements, impairment of intangibles and long-lived assets, warranty reserve, retirement benefit obligations, and accounting for income taxes.
Discontinued Operations. In fiscal 2009, the Company abandoned the Rapidscale product line (“Rapidscale”) and has accounted for Rapidscale as a discontinued operation. The results of operations of Rapidscale have been reclassified and presented as discontinued operations, net of tax, for fiscal 2010. The cash flows of Rapidscale have not been reported separately within the accompanying consolidated statement of cash flows (see Note 20).
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service revenue. Service revenue includes customer support services, primarily hardware maintenance services, and professional services, which include consulting services and product integration services. Revenue from service contracts, that are not subject to deferral under the Company's revenue recognition policy applicable to sales contracts entered into prior to fiscal 2011 (discussed below) and are expressly priced separately from the hardware, is recognized ratably over the contract term, generally one to three years. Professional services are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are performed.
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
Effective the beginning of fiscal 2011, the Company adopted the provisions of ASU 2009-13 and ASU 2009-14 on a prospective basis for new and materially modified arrangements originating after June 25, 2010. The adoption of ASU 2009-13 and ASU 2009-14 was material to the Company's financial results, increasing revenues by $166.2 million and gross profit by $62.0 million for fiscal 2011. The impact was due to the recognition of revenue that would have previously been deferred for multiple-element arrangements which include Hardware Appliances or arrangements where the undelivered element is post contract customer support ("PCS") for which the Company was unable to establish VSOE of fair value of the element. The new standard allows for deliverables for which revenue would have been previously deferred to be separated and recognized as delivered, rather than over the longest service delivery period as a single unit with other elements in the arrangement.
For fiscal 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services, and/or professional services, the Company allocates revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is essential to the functionality of the products, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue.
The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. The delivered item constitutes a separate unit of accounting when it has standalone value and there are no customer-negotiated refunds or return rights for the delivered elements. The Company's Hardware Appliances are sold on a stand-alone basis and customers are able to sell the Hardware Appliances to other buyers; accordingly, the Company has concluded that its Hardware Appliances have stand-alone value. Allocation of the consideration is determined at arrangement inception on the basis of each unit's relative selling price. The Company limits the amount of revenue recognition for delivered product elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.
The Company has not consistently established VSOE of fair value of any of its products or services. In addition, the Company has not established TPE as there are no similar or interchangeable competitor products or services in standalone sales to similarly situated customers. Therefore, revenue from these multiple-element arrangements is allocated based on the BESP. The objective of BESP is to determine the price at which the Company would transact a sale if a product or service were sold

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on a stand-alone basis. The Company determines BESP for product or service by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific market factors, profit objectives and pricing practices. The determination of BESP is a formal process within the Company that includes review and approval by the Company's management.
For fiscal 2010 and sales contracts entered into prior to fiscal 2011, the Company recognizes revenue pursuant to the previous guidance for multiple-element arrangements. For arrangements which do not include Hardware Appliances and where services are included, the Company recognizes revenue from the sale of products prior to the completion of services as the services are not essential to the functionality of the products. For certain multiple-element arrangements, the Company delivers software products integrated with the Hardware Appliance and provides unspecified software updates and enhancements to the software through PCS. For arrangements which include Hardware Appliances or arrangements where the undelivered element is PCS, the Company had not established VSOE of fair value of the element. Therefore, revenue and related cost of revenue from these arrangements are deferred and recognized ratably over the PCS period as combined product and service revenue in the accompanying consolidated statements of operations. Revenue from those arrangements is reported as "Combined product and service" in the Consolidated Statement of Operations.
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
Share-Based Compensation. The Company uses the fair value method of accounting for share-based compensation arrangements. Share-based compensation arrangements currently include stock options granted, restricted shares issued (“RSAs”), restricted stock unit awards granted (“RSUs”) and purchases of common stock by the Company’s employees under the employee stock purchase plan ("ESPP"). The fair values of stock options and ESPP awards are estimated using the Black-Scholes option-pricing model. The fair value of RSAs and RSUs are determined based on the fair value of the stock on the date of grant. The estimated fair value of stock options, RSAs and RSUs is expensed on a straight-line basis over the expected term of the grant. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.
Share-based compensation expense for stock options, RSAs, RSUs and ESPP awards has been reduced for estimated forfeitures so that compensation expense is based on options, RSAs, RSUs and ESPP awards that are ultimately expected to vest. The Company’s estimated annual forfeiture rates are based on its historical forfeiture experience.
Restructuring Expense. The Company recognizes restructuring expense resulting from significant reductions in headcount, excess manufacturing or administrative facilities that the Company chooses to close, or consolidate, and from other exit activities. In connection with exit activities, the Company records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities abandoned or subleased, and other exit-related costs. These charges are incurred pursuant to formal plans developed and approved by management. The recognition of restructuring expense requires management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs of property and equipment to be disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring expense or to reduce the amount of liabilities previously recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company uses the Japanese yen as the functional currency for its Japanese subsidiary. Assets and liabilities of the Japanese subsidiary with Japanese yen are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Revenues and expenses are translated at average exchange rates in effect during the period. Translation adjustments are included in stockholders' equity in the accompanying consolidated balance sheet as a component of accumulated other comprehensive (loss) income.
Comprehensive (Loss) Income. Comprehensive (loss) income consists of two components, net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net loss. The Company’s other comprehensive (loss) income consists of unrealized gains and losses on investments categorized as available-for-sale, unrecognized gain (loss) related to defined benefit pension plans, and foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as the functional currency.
Fair Value of Financial Instruments. The Company measures its consolidated financial instruments in its financial statements at fair value or amounts that approximate fair value. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value (Level 1). If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters (Level 2). If market observable inputs for model-based valuation techniques are not available, the Company makes judgments about assumptions market participants would use in estimating the fair value of the financial instrument (Level 3). Carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and credit facility due within one year approximate their fair values due to the short-term nature and liquidity of these financial instruments.
Cash and Cash Equivalents. The Company classifies highly liquid investments with remaining contractual maturity at date of purchase of three months or less as cash equivalents. Cash equivalents consist primarily of money market funds and U.S. treasuries. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value.
Restricted Cash. Short-term and long-term restricted cash consist primarily of cash deposits with banks. The cash deposits are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services. The deposits are classified as short-term or long-term depending on the nature of the period of guarantee.
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
Concentration of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. The Company maintains cash and cash equivalents with high credit quality financial institutions. The Company derives a significant portion of its revenue from a limited number of individual customers spread globally. The Company also derives revenue from several large customers in different industries and geographies. If the financial condition or results of operations of any one of the large customers deteriorates substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company generally does not require collateral and maintains reserves for probable credit losses on customer accounts when considered necessary.
Inventories. Inventories are stated at the lower of cost or market, which approximates actual cost on a first-in, first-out basis. The Company assesses the value of inventory on a quarterly basis based upon estimates about future demand and actual usage. To the extent that the Company determines that it is holding excess or obsolete inventory, it writes down the value of its inventory to its net realizable value. Such write downs are reflected in cost of revenue. If the inventory value is written down to its net realizable value and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a system or as separate inventory.
In addition, the Company records a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with the Company's valuation of excess and obsolete inventory.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Intangible Assets. Intangible assets with finite lives consist of customer relationships, customer backlog, purchased technology, trademarks and trade names acquired in business combinations. Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to five years, except for the customer backlog intangible asset, which is amortized as acceptance is received for a particular customer order, reflecting the use of the asset. Amortization expense is primarily recognized within cost of revenue and sales and marketing on the consolidated statement of operations.
Warranty Reserve. The warranty period for the Company’s products is generally one to three years. Estimated future warranty costs are expensed as a cost of revenue when revenue is recognized. The warranty accrual is based upon historical experience and is affected by actual product failure rates, material usage, and service delivery costs incurred in correcting the product failure. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as considered necessary. The short-term portion of the warranty reserve is included in other current liabilities and the long-term portion of the warranty reserve is recorded in non-current liabilities on the accompanying consolidated balance sheets.
Deferred Revenue and Deferred Cost of Revenue. Deferred revenue is recorded when products or services provided are invoiced prior to completion of the related performance obligations and is recognized as revenue ratably over the PCS period. Deferred revenue also includes revenue deferred for arrangements which include hardware appliances or arrangements where the undelivered element is PCS for arrangements that were entered into prior to the fiscal 2011 adoption of ASU 2009-13 and ASU 2009-14. Deferred cost of revenue primarily consists of product costs related to revenue deferred in accordance with the Company’s revenue recognition policy. Deferred revenue and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively, on the accompanying consolidated balance sheets.
Retirement Benefit Obligations. The Company recognizes the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or liability in the accompanying consolidated balance sheets. Changes in the funded status are recognized through accumulated other comprehensive (loss) income, a component of stockholder’s equity, in the year in which the changes occur.
Income Taxes. The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for temporary differences between financial reporting basis and tax basis of assets and liabilities and operating loss and tax credit carry forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to be realized in the years in which those temporary differences and operating loss and tax credit carryforwards are estimated to

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be recovered or settled.
The Company is subject to audits and examinations of tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes.
Recently Issued Accounting Standards.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This requirement under ASU 2011-05 should be applied retrospectively and is effective for the Company beginning in fiscal 2013. The adoption of this guidance will only impact the presentation of the consolidated financial statements.
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
The following were the estimated fair value of assets acquired and liabilities assumed as of the Closing Date (in thousands):

Cash and cash equivalents	$23,950
Prepaid maintenance contracts	8,211
Other tangible assets	41,190
Deferred revenue	(8,801)
Notes payable	(9,408)
Other liabilities assumed	(41,834)
Net tangible assets	13,308
Customer backlog	5,222
Goodwill	1,470
Total net assets acquired	20,000
Less: acquisition-date fair value of investment in SGI Japan previously held	2,096
Cash paid	$17,904

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the major components of the intangibles assets acquired and their estimated useful lives were as follows (in thousands):

Intangible Asset Class	Fair Value	Weighted Average Useful Life (in Years)
Customer Backlog	$5,222	(a)
Goodwill	1,470	(b)
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
The Company incurred acquisition-related costs (i.e., advisory, legal, accounting, valuation, and other costs) of $1.3 million during fiscal 2011. The acquisition-related costs were expensed in the periods in which the costs were incurred and are recorded in the accompanying consolidated statements of operations.
The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and SGI Japan as if the acquisition had occurred at the beginning of fiscal 2010 (in thousands except per share amounts):

	Fiscal Year Ended
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
The unaudited pro forma condensed financial information is not intended to represent or be indicative of the condensed results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as representative of the future consolidated results of operations of the Company. The acquisition-related costs of $1.3 million during fiscal 2011 are not presented in the pro forma condensed financial information because they will not have a continuing impact on the combined results.
In connection with the acquisition of SGI Japan, the Company assumed the outstanding borrowings under SGI Japan's notes payable to various Japanese financial institutions. In June 2011, the Company repaid all of the notes payable for a sum of $9.6 million; included in this amount is the foreign currency exchange rate impact of approximately $0.2 million.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(a)
In-process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. The Company completed these efforts in fiscal 2011 and this amount was reclassified to purchased technology.

The financial results of this acquisition are not considered significant for purposes of pro forma financial disclosures.
Acquisition of Silicon Graphics, Inc.
On May 8, 2009 , the Company completed the acquisition of substantially all of the assets, excluding certain assets unrelated to the ongoing business and assumed certain liabilities of Silicon Graphics, Inc. (an entity in Chapter 11 of the U.S. Bankruptcy code) ("Legacy SGI") for a purchase price of approximately $42.5 million in cash.
During fiscal 2010, the Company received a $1.0 million payment from Legacy SGI related to potential liabilities of Legacy SGI, which pursuant to the asset purchase agreement were to be remitted to the Company if not paid to a third party. In addition, the Company settled a lawsuit filed by Legacy SGI with its customer and received a $2.3 million settlement payment during fiscal 2010. At the Legacy SGI acquisition date, the Company assessed whether it was more likely than not that contingent assets existed and, based on all available information, concluded that no assets existed. Accordingly, the Company recorded the total $3.3 million payment as an acquisition-related gain in the accompanying consolidated statement of operations for fiscal 2010.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	June 29, 2012
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Cash equivalents
U.S. treasuries	$5,530	$5,530	$—	$—	$5,530
Total cash equivalents	$5,530	$5,530	$—	$—	$5,530

	June 24, 2011
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Cash equivalents
Money market funds	$1,495	$1,495	$—	$—	$1,495
U.S. treasuries	15,534	15,534	—	—	15,534
Total cash equivalents	$17,029	$17,029	$—	$—	$17,029

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during fiscal 2012. The Company’s cash equivalents, consisting of money market funds and U.S. treasuries, are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices of the identical underlying securities in active markets.
The fair values of accounts receivable, accounts payable, accrued liabilities, and credit facility due within one year approximates their carrying values because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company may also be required to measure certain assets or liabilities at fair value on a nonrecurring basis. The fair value of the Company's retirement benefit plans are disclosed in Note 18 of the consolidated financial statements. Prior to its acquisition, the Company's investment in SGI Japan was accounted for under the cost method and fair value of the investment was measured using comparisons to companies in Japan, analysis of the financial condition of SGI Japan, and conditions reflected in the capital markets. During the second quarter of fiscal 2011, the Company determined that there had been an other-than-temporary impairment of its investment in SGI Japan. As a result, the Company wrote down the investment by $2.9 million, which represented the difference between the investment's carrying value and the estimated fair value of the investment of $2.1 million (using Level 3 inputs). The Company classified the impairment loss as other expense in the accompanying consolidated statement of operations for fiscal 2011. There are no other assets or liabilities measured at fair value on a non-recurring basis as of June 29, 2012 and June 24, 2011.
The Company previously held adjustable rate debt securities (ARS), the majority of which were ultimately guaranteed by the U.S. Department of Education. At the end of fiscal 2010, this portfolio had a carrying basis of $8.8 million, versus an estimated fair value of $7.5 million; the difference was recorded in other comprehensive income as an unrealized loss. During fiscal 2011, the Company determined the declines in value were other than temporary and recognized a realized loss; the securities were subsequently sold during the year. The total losses realized in connection with the ARS securities in fiscal 2011 was $0.8 million.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVENTORIES
Inventories consist of the following (in thousands):

	June 29, 2012	June 24, 2011
Finished goods	$47,728	$15,788
Work in process	22,666	16,891
Raw materials	52,997	48,286
Total inventories	$123,391	$80,965

Finish goods include inventory at customer sites undergoing installation testing prior to customer acceptance; such amounts were $27.9 million at June 29, 2012 and $3.0 million at June 24, 2011.
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	June 29, 2012	June 24, 2011
Value-added tax receivable	$9,831	$7,433
Deferred tax assets	—	1,815
Prepaid taxes	1,555	1,542
Other prepaid and current assets	7,057	7,147
Total prepaid expenses and other current assets	$18,443	$17,937
7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	Estimated Useful Life	June 29, 2012	June 24, 2011
Land	N/A	$799	$799
Building	30-32	13,230	11,562
Computer equipment and software	2-6	27,708	25,076
Manufacturing equipment	2-7	7,315	6,280
Leasehold improvements	2-7	8,098	8,214
Furniture and fixtures	2-7	3,616	3,307
Vehicles	5	32	30
Construction in progress	N/A	1,396	518
		62,194	55,786
Less accumulated depreciation and amortization		(34,790)	(26,213)
Total property and equipment, net		$27,404	$29,573
Depreciation and amortization expense for fiscal 2012, 2011 and 2010 was $9.5 million, $9.5 million and $12.1 million, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS, NET
Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 29, 2012
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$7,245	$(4,407)	$2,838
Purchased technology	5	7,800	(4,980)	2,820
Customer backlog	(a)	10,695	(9,115)	1,580
Trademark/trade name portfolio	5	3,738	(2,365)	1,373
Patents and other	2	340	(276)	64
Total		$29,818	$(21,143)	$8,675

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 24, 2011
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(2,990)	$3,910
Purchased technology	5	7,800	(3,271)	4,529
Customer backlog	(a)	10,497	(7,768)	2,729
Trademark/ trade name portfolio	5	3,667	(1,612)	2,055
Patents and other	2	200	(134)	66
Total		$29,064	$(15,775)	$13,289

(a)	The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset.
Intangible assets amortization expense was $5.2 million, $8.3 million and $6.3 million in fiscal 2012, 2011 and 2010, respectively.
No impairment of intangible assets was recorded in fiscal 2012, 2011 and 2010.
As of June 29, 2012, expected amortization expense for all intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2013	$3,834
2014	3,368
2015	539
2016	446
2017	402
2018 and thereafter	86
Total amortization	$8,675

9. OTHER ASSETS
Other assets consist of the following (in thousands):

	June 29, 2012	June 24, 2011
Long-term service inventory	$13,494	$15,520
Restricted pension plan assets	7,318	8,211
Deferred tax assets	15,438	8,673
Long-term refundable deposits	3,943	4,117
Other assets	4,689	3,318
Total other assets	$44,882	$39,839
10. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	June 29, 2012	June 24, 2011
Accrued sales and use tax payable	$10,795	$12,342
Deferred tax liabilities	15,158	6,602
Accrued professional services fees	5,657	3,959
Accrued warranty, current portion	4,054	4,805
Income taxes payable	1,740	1,315
Accrued restructuring	1,849	1,286
Other	9,334	9,658
Total other current liabilities	$48,587	$39,967
11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	June 29, 2012	June 24, 2011
Accrued warranty, non-current portion	$3,248	$2,773
Deferred tax liabilities	—	1,814
Other	3,566	3,588
Total other non-current liabilities	$6,814	$8,175

12. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, is as follows (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011
Balance at beginning of period	$7,578	$4,386
Warranty accrual assumed in acquisition of SGI Japan	—	1,690
Current period accrual	5,690	4,595
Warranty expenditures charged to accrual	(4,777)	(4,359)
Changes in accrual for pre-existing warranties	(1,189)	1,266
Balance at end of period	$7,302	$7,578

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RESTRUCTURING ACTIVITY
The Company has implemented a number of restructuring actions to streamline operations and reduce operating expenses. Total expense for all restructuring actions was $2.5 million, $5.1 million, and $5.2 million for fiscal 2012, 2011 and 2010, respectively. The restructuring expense is included in operating expenses in the accompanying consolidated statement of operations. The total restructuring liability for all restructuring actions was $1.8 million as of June 29, 2012, all of which are classified as current liabilities in the accompanying consolidated balance sheet.
Fiscal 2012 Restructuring Action
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe.
In connection with the restructuring action, the Company expects to incur pre-tax cash charges (including charges recorded in fiscal 2012) between $14.0 million and $17.0 million, which consist of pre-tax cash charges between $13.0 million and $16.0 million for employee termination benefits, and up to $1.0 million for the planned office and legal entity closures, which expenses include contract termination costs and other associated costs. The Company expects to recognize the majority of the expense associated with the employee termination benefits prior to the third quarter of fiscal 2013. Total expense incurred in connection with this restructuring plan, for actions taken through June 29, 2012 was $2.3 million.
Activity in accrued restructuring for the fiscal 2012 restructuring action was as follows (in thousands):

Employee Terminations
Balance at June 24, 2011	$—
Costs incurred	2,340
Cash payments	(719)
Balance at June 29, 2012	$1,621

Fiscal 2011 Restructuring Action
On February 18, 2011, the Company's Board of Directors approved restructuring actions to reduce the Company's worldwide workforce. Total expense for the fiscal 2011 restructuring actions was $0.1 million and $4.3 million for fiscal 2012 and 2011, respectively. The Company expects the remaining employee severance of $0.2 million to be paid by the end of fiscal 2013.
Activity in accrued restructuring for the fiscal 2011 restructuring action was as follows (in thousands):

Employee Terminations
Balance at June 24, 2011	$1,130
Costs incurred	129
Cash payments	(1,049)
Balance at June 29, 2012	$210

Fiscal 2010 Restructuring Action
On July 27, 2009, management approved restructuring actions to reduce the Company's European workforce and vacate certain facilities in Europe. Total expense for the fiscal 2010 restructuring actions was $0.8 million and $5.2 million for fiscal 2011 and 2010, respectively. The Company has paid all contractual obligations and employee severance in connection with this restructuring action as of the end of fiscal 2011.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CREDIT FACILITY
On December 5, 2011, the Company entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility included a feature that allowed the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012, the revolver amount was increased by $5.0 million to an aggregate principal amount of $40.0 million. The credit facility includes a $10.0 million letter of credit subfacility. See Note 24 "Commitments and Contingencies" for more information regarding the letter of credit.
The availability of the aggregate principal amount under the credit facility will fluctuate, generally monthly, based on eligible domestic accounts receivable and inventory due to a variety of factors including the Company's overall mix of sales and resulting accounts receivable with international and domestic customers, United States governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of the Company's accounts receivable. The credit facility contains financial covenants including, under certain conditions, maintaining a minimum fixed charge coverage ratio, as well as other non-financial covenants, including restrictions on declaring and paying dividends, and is secured by substantially all of the Company's assets. The credit facility terminates on December 5, 2016. Borrowings under the credit facility bear interest based on a rate of the Company's choice equal to either: 1) the LIBOR plus a margin of 2.50% per annum or 2) the base rate plus a margin of 1.75% per annum. The base rate is the greater of (a) the Federal Funds rate plus 0.50%, (b) the LIBOR rate plus 1.00% or (c) the prime rate of the financial institution. The LIBOR rate and the base rate are determined at the specified date preceding or at the time of the borrowing in accordance with the terms of the credit facility. In addition, unused line fees are payable on the credit facility at rates of 0.40% per annum.
As of June 29, 2012, the Company had $15.2 million outstanding borrowings under this credit facility plus $0.2 million in accrued interest. The amount borrowed bears interest at 2.70% based on LIBOR as of June 29, 2012. As of June 29, 2012, the remaining amount available to be borrowed under the credit facility was approximately $24.8 million, and the Company was in compliance with all covenants.
15. SHARE-BASED COMPENSATION
Share-Based Compensation Plans
In 2005, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2005 Equity Incentive Plan (“2005 Plan”), 2005 Non-Employee Directors’ Stock Option Plan ("2005 Director Plan") and 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”). As of June 29, 2012, the aggregate number of shares of common stock available for grant under each plan is 2,332,427, 70,333 and 1,201,589 shares, respectively. Each plan contains a provision that automatically increases the number of shares of common stock reserved for issuance on January 1 of each year. During fiscal 2010, the number of stock options authorized for issuance under the 2005 Plan, 2005 Director Plan and the 2005 ESPP Plan was increased by 1,583,135 shares, 68,703 shares and 364,923 shares, respectively. During fiscal 2011, the number of stock options authorized for issuance under each Plan was increased by 153,515 shares, 0 shares and 310,561 shares, respectively. During fiscal 2012, the number of stock options authorized for issuance under each Plan was increased by 1,295,453 shares, 0 shares, and 1,123,863 shares, respectively.
The Company’s Board of Directors adopted the 2006 New Recruit Equity Incentive Plan (“New Recruit Plan”) in January 2006 which allows the Company to grant non-statutory stock awards to newly hired employees as an inducement to join the Company. No grants may be made under the New Recruit Plan to persons who are continuing employees or directors. The New Recruit Plan provides for the grant of the following stock awards: (i) non-statutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards and (vi) other stock awards. As of June 29, 2012, the number of shares of common stock available for grant under the 2006 Plan is 106,705 shares. There have been no increases in the total shares of common stock reserved for the New Recruit Plan during fiscal 2010, 2011 and 2012. The exercise price of each non-statutory stock option shall be not less than 100% of the fair market value of the common stock subject to the option on the date the option is granted.
Stock awards expire ten years from the date of grant, or such shorter period specified in the award agreement. The awards generally vest at a rate of 25% per year over four years from the date the award is granted. The Company issues new shares of its common stock upon exercise of stock options, issuance of restricted stock awards (“RSA”), restricted stock units (“RSU”) and issuance of shares purchased under its 2005 ESPP Plan. RSAs differ from RSUs in that RSAs result in issuance of common stock with all rights, including rights to vote and to receive dividends, upon grant, with the exception of the ability to sell the common stock. Common stock to be issued for grants of RSUs are not issued until the RSU vests and do not have rights to vote

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or receive dividends.
Determining Fair Value
The fair value of certain share-based awards are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Option Plans Shares
Risk-free interest rate	1.0%	1.4%	2.6%
Volatility	69.7%	61.5%	61.6%
Weighted average expected life (in years)	4.73	4.29	4.98
Expected dividend yield	—%	—%	—%
Weighted average grant date fair value	$6.67	$6.04	$3.09

ESPP Plan shares
Risk-free interest rate	0.2%	0.4%	0.6%
Volatility	78.0%	56.0%	58.0%
Weighted average expected life (in years)	1.25	1.25	1.25
Expected dividend yield	—%	—%	—%
Weighted average grant date fair value	$5.39	$3.91	$2.55
The computation of expected life is based on an analysis of the Company's historical exercise and post-vesting forfeiture experience. The expected volatility is based on the implied and historical volatility for the Company from fiscal 2010 through the second quarter of fiscal 2012, and historical volatility from the third quarter of fiscal 2012 through the fourth quarter of fiscal 2012; this change had no significant impact on the volatility rate used during the year. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. As share-based compensation expense recognized in the accompanying consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.
Share-Based Compensation Expense
Total share-based compensation expense is as follows (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Cost of revenue	$1,358	$685	$691
Research and development	1,938	641	767
Sales and marketing	1,570	990	445
General and administrative	5,195	3,582	2,924
Continuing operations	10,061	5,898	4,827
Discontinued operations	—	—	(106)
Total share-based compensation expense	$10,061	$5,898	$4,721
Total share-based compensation expense for the fiscal 2012 includes $1.4 million of share-based expense recognized by the Company due to the modification of certain terms of the vested options held by the Company's former Chief Executive Officer and former Chief Financial Officer.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity
The following table summarizes the Company’s stock option activity for fiscal 2012 and 2011.

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 25, 2010	3,752,920	$9.85
Options granted	228,000	12.18
Options exercised	(501,567)	8.83
Options cancelled	(358,271)	7.99
Balance at June 24, 2011	3,121,082	10.40
Options granted	1,220,500	11.86
Options exercised	(196,660)	9.55
Options cancelled	(441,262)	11.49
Balance at June 29, 2012	3,703,660	$10.79	5.67	$1,033
Vested and expected to vest at June 29, 2012	3,444,147	$10.83	5.41	$970
Exercisable at June 29, 2012	2,321,762	$11.26	3.74	$624
The total intrinsic value of options exercised in fiscal 2012, 2011 and 2010 was $1.0 million, $3.7 million and $0.5 million, respectively. The total fair value of shares vested during fiscal 2012, 2011 and 2010 was $3.1 million, $4.4 million and $5.8 million, respectively.
As of June 29, 2012, there was $3.8 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.32 years.
The following table summarizes information about stock options outstanding under all option plans as of June 29, 2012:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Outstanding Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 3.65 - $ 5.07	51,825	6.01	$4.38	24,316	$4.06
5.34 - 5.34	729,515	6.15	5.34	506,721	5.34
5.60 - 7.99	410,374	7.53	6.68	191,642	7.22
8.35 - 9.78	537,980	8.48	9.57	171,933	9.31
9.80 - 11.69	389,033	5.59	11.18	235,657	11.09
11.83 - 13.15	137,247	2.98	12.44	136,622	12.44
13.23 - 13.23	700,000	1.00	13.23	700,000	13.23
13.44 - 14.69	500,936	8.08	14.40	166,309	14.30
16.50 - 35.94	234,918	5.01	21.10	176,730	22.26
37.91 - 37.91	11,832	3.92	37.91	11,832	37.91
3.65 - 37.91	3,703,660	5.67	10.79	2,321,762	11.26
Performance-based option grants
On August 11, 2009, the Company's former CEO was granted a non-qualified stock option, with performance-based metrics, to purchase 40,000 shares of the Company's common stock. The stock option, which had a grant date fair value of approximately $0.1 million, was valued using the Black-Scholes option-pricing model. The stock option had an exercise price of $5.34 per share, a contractual term of ten years and a maximum of 10,000 shares vesting per annum depending on the attainment of performance-based metrics. Stock-based compensation expense for this award was recognized when it was determined that it was probable that the performance-based metrics were going to be achieved. Some of the 40,000 options

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vested in fiscal 2010. As the former CEO resigned in January 2012, the performance vesting conditions were not achieved and, accordingly, the performance grant's remaining options expired unvested. Therefore, the Company reversed the stock-based compensation expense previously recorded in fiscal 2012. Stock-based compensation expense related to this award was not material in the fiscal 2011 and 2010.
Restricted Stock Activity
The following table summarizes the Company’s RSA activity for fiscal 2012 and 2011.

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 25, 2010	41,252	$13.91
Released	(41,252)	13.91
Balance at June 24, 2011	—	—
Awarded	—	—
Balance at June 29, 2012	—	$—
As of June 29, 2012, the total unrecognized compensation cost related to RSA was zero.
The following table summarizes the Company’s RSU activity for fiscal 2012 and 2011.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Balance at June 25, 2010	314,348	$9.37
Awarded	558,043	6.96
Released	(279,369)	8.65
Forfeited	(48,404)	7.51
Balance at June 24, 2011	544,618	7.43
Awarded	791,650	11.38
Released	(263,721)	11.89
Forfeited	(153,783)	8.72
Balance at June 29, 2012	918,764	$10.12	1.59	$5,898
Vested and expected to vest at June 29, 2012	705,048	$9.98	1.58	$4,549
As of June 29, 2012, there was $5.7 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 3.11 years.
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

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
RSUs and RSAs shares withheld for taxes	95,746	113,463	118,486
RSUs and RSAs amounts withheld for taxes	$1,126	$1,433	$857

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan
At June 29, 2012, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP Plan not yet recognized was approximately $1.4 million. This cost will be amortized on a straight-line basis over approximately 1.60 years. The following table shows the shares issued and their respective weighted-average purchase price per share during fiscal 2012, 2011, and 2010.

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Shares issued	508,132	473,698	238,889
Weighted-average purchase price per share	$6.42	$4.51	$3.78

16. STOCKHOLDERS’ EQUITY
Stock Repurchase
In February 2009, the Company's Board of Directors authorized a share repurchase program of up to $40.0 million of its common stock. Under the program, the Company was able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program will depend on market conditions, corporate and regulatory considerations, and other relevant considerations. The shares the Company repurchases will be held in treasury for general corporate purposes, including issuance under employee equity incentive plans. The program was suspended in April 2009. On August 31, 2010, the Company's Board of Directors authorized the Company to resume its stock repurchase program. The program expired in March 2012.
During fiscal 2011, the Company repurchased and held in treasury 505,100 shares of common stock for a total of $3.9 million. Such repurchases were accounted for at cost and reflected as treasury stock in the accompanying consolidated balance sheets. No shares of common stock were repurchased during fiscal 2012 and 2010.
As of June 29, 2012, the Company held in treasury 748,795 shares for a total of $4.9 million.
Accumulated Other Comprehensive (Loss) Income
The following table summarizes the components of accumulated other comprehensive (loss) income as of June 29, 2012, June 24, 2011 and June 25, 2010 (in thousands):

	June 29, 2012	June 24, 2011	June 25, 2010
Net unrealized losses on investments	$—	$—	$(1,355)
Cumulative translation adjustment	838	741	—
Loss on pension assets	(2,318)	(168)	(548)
Accumulated other comprehensive (loss) income	$(1,480)	$573	$(1,903)
The related tax effects of these components of accumulated other comprehensive (loss) income is not material to the Company.
17. EARNINGS PER SHARE
Basic and diluted net loss per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period. For fiscal 2012, 2011 and 2010, potentially dilutive shares, which include outstanding common stock options and restricted stock units, were not included in the computation of diluted net loss per common share as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same for each period presented.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net loss per share for fiscal 2012, 2011 and 2010 (in thousands, except per share amount):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Numerators:
Loss from continuing operations, net of tax	$(24,461)	$(21,233)	$(88,861)
Income from discontinued operations, net of tax	—	—	409
Net loss	$(24,461)	$(21,233)	$(88,452)
Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	31,653	30,608	30,130
Net loss per share, basic and diluted:
Continuing operations	$(0.77)	$(0.69)	$(2.95)
Discontinued operations	—	—	0.01
Basic and diluted net loss per share	$(0.77)	$(0.69)	$(2.94)
The following table sets forth potential shares of common stock, which are excluded from the calculation of diluted net loss per share, as the result would be anti-dilutive (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Potentially dilutive securities	4,623	3,666	4,067
18. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its international employees in Germany and Japan.
Pension benefits associated with these plans generally are based on each participant's years of service, compensation, and age at retirement or termination. The Company funds these pension plans in amounts sufficient to meet the minimum requirements of the local laws and regulations. Additional funding may be provided as deemed appropriate.
German Plan
The German defined benefit plan was acquired as part of the acquisition of Legacy SGI in May 2009. Employees joining the Company after May 2009 are not eligible for this plan. The German plan is managed by an insurance company and the insurance company makes investment decisions with the guidelines set by the German regulation. The plan assets are invested as part of the insurance company’s general fund and the Company does not have control over the target allocation or visibility of the investment strategies of these investments.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets as of June 29, 2012 and June 24, 2011 (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011
Projected Benefit Obligation
Benefit obligation, beginning of year	$11,334	$9,548
Service cost	118	119
Interest cost	563	558
Actuarial (gains) and losses	1,809	(191)
Benefits paid	(388)	(349)
Foreign exchange rate changes	(1,573)	1,650
Benefit obligation, ending of year	$11,863	$11,334

	Fiscal Year Ended
	June 29, 2012	June 24, 2011
Fair Value of Plan Assets
Fair value of plan assets, beginning of year	$2,721	$2,587
Expected return on plan assets	97	102
Participant contributions	28	30
Actuarial gains and (losses)	(14)	9
Benefit payments	(63)	(53)
Foreign exchange rate changes	(340)	46
Fair value of plan assets, ending of year	$2,429	$2,721

	June 29, 2012	June 24, 2011
Underfunded Status
Projected benefit obligation	$11,863	$11,334
Fair value of plan assets	2,429	2,721
Underfunded status of plan	$9,434	$8,613
The Company has life insurance policies with cash surrender values that have been earmarked by the Company to partly cover the underfunded status of the plan. As of June 29, 2012, the cash surrender values of the life insurance plans of $0.3 million and $7.3 million are included in other current assets and other assets, respectively, in the accompanying consolidated balance sheets. As of June 24, 2011, the cash surrender values of the life insurance plans of $0.3 million and $8.3 million are included in other current assets and other assets, respectively, in the accompanying consolidated balance sheets.
The following table summarizes the amounts recognized on the consolidated balance sheets as of June 29, 2012 and June 24, 2011 (in thousands):

	June 29, 2012	June 24, 2011
Amounts recognized in the consolidated balance sheets
Accrued benefit cost
Current liabilities	$305	$339
Non-current liabilities	9,129	8,274
Amounts recognized in accumulated other comprehensive (loss) income
Net actuarial (loss) gain	$(2,161)	$(366)

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recorded to other comprehensive (loss) income before taxes during fiscal 2012 and 2011 (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011
Amounts recognized in other comprehensive (loss) income
Net actuarial (loss) gain	$(1,795)	$182
Total recognized in other comprehensive (loss) income	$(1,795)	$182
The Company expects to recognize $0.2 million of amortization from accumulated other comprehensive (loss) income into net periodic benefit cost during fiscal 2013.
The following table summarizes the amounts related to the pension plan with accumulated benefit obligation in excess of plan assets at June 29, 2012 and June 24, 2011 (in thousands):

	June 29, 2012	June 24, 2011
Projected benefit obligation	$11,863	$11,334
Accumulated benefit obligation	11,499	10,973
Fair value of plan assets	2,429	2,721
The Company carries the interest and service cost of the plan. Actuarial gains and losses are amortized over the expected life of the plan.
Weighted average assumptions used to determine benefit obligations for the German plan were as follows:

	June 29, 2012	June 24, 2011
Discount rate	4.1%	5.4%
Rate of compensation increase	2.0%	2.0%
Weighted average assumptions used to determine net periodic benefit cost for the German plan were as follows:

	June 29, 2012	June 24, 2011
Discount rate	5.4%	5.4%
Expected long-term rate of return on plan assets	3.8%	4.1%
Rate of compensation increase	2.0%	2.0%
The discount rate reflects the current rate at which the Company believes associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 4.1% for the German plan as of June 29, 2012, which is a 1.3% decrease from the rate used as of June 24, 2011.
Expected long-term rate of return on assets assumptions for the German plan is determined using the projected long-term rate of return estimated by the insurance company for its general fund.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net periodic benefit cost of the German plan was comprised of the following components (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Net periodic benefit cost
Service cost	$118	$119	$126
Interest expense	563	558	589
Expected return on plan assets	(97)	(102)	(105)
Net periodic benefit cost	$584	$575	$610
The Company does not expect to make any contributions to the German plan during the next fiscal year as contributions are not required by funding regulations or laws and the cash surrender value of the life insurance plan earmarked by the Company substantially covers the under-funded status of the German plan.
Fair Value of Plan Assets

The plan assets measured at fair value consisted of the following as of June 29, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Investments held by an insurance company	$—	$2,429	$—	$2,429
Total assets measured at fair value	$—	$2,429	$—	$2,429
The plan assets measured at fair value consisted of the following as of June 24, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Investments held by an insurance company	$—	$2,721	$—	$2,721
Total assets measured at fair value	$—	$2,721	$—	$2,721
Level 2 assets include investments that are pooled with other investments held by the insurance company within its general fund. The investments held by the insurance company are valued by taking the percentage owned by the plan in the underlying net asset value of the insurance company’s general fund.
Future Employee Benefit Payments
The following table provides the estimated pension payments that are payable from the German plan to participants (in thousands):

Fiscal Year	Future Payments
2013	$540
2014	412
2015	452
2016	464
2017	494
Following five years	3,786
Total	$6,148
Japan Plan
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pension plan in amounts sufficient to meet the minimum requirements of the local laws and regulations. Additional funding may be provided as deemed appropriate.
In October 2011, SGI Japan, Ltd ("SGI Japan"), its employees, and the Japanese Ministry of Health, Labor and Welfare approved an action to change SGI Japan's retirement benefit plan effective October 1, 2011 in accordance with the Defined Benefit Corporate Pension Law and Defined Contribution Corporate Pension Law of 2001 (the "Acts"). SGI Japan shifted a portion of its defined benefit plan to a defined contribution plan and modified the terms of its defined benefit plan in accordance with the Acts. The change in the retirement benefit plan reduced SGI Japan's retirement benefit obligation and resulted in a gain from curtailment of $1.3 million and a loss from settlement of $1.0 million. In addition, SGI Japan agreed to increase its employer contribution to the defined benefit plan and defined contribution plan to fund the underfunded portion of the retirement benefit obligation as required under the Acts.
Following is a reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets as of June 29, 2012 and June 24, 2011 (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011
Projected Benefit Obligation
Benefit obligation, beginning of year	$10,474	$—
Business combinations	—	9,861
Service cost	749	350
Interest cost	128	50
Actuarial (gains) and losses	563	(186)
Benefits paid	(787)	(37)
Effect of curtailments	(1,693)	—
Effect of settlements	(3,514)	—
Foreign exchange rate changes	133	436
Benefit obligation, ending of year	$6,053	$10,474

	Fiscal Year Ended
	June 29, 2012	June 24, 2011
Fair Value of Plan Assets
Fair value of plan assets, beginning of year	$3,236	$—
Business combinations	—	2,585
Expected return on plan assets	97	23
Company contributions	1,243	529
Actuarial gains and (losses)	(208)	11
Benefit payments	(690)	(36)
Foreign exchange rate changes	20	124
Fair value of plan assets, ending of year	$3,698	$3,236

	June 29, 2012	June 24, 2011
Underfunded Status
Projected benefit obligation	$6,053	$10,474
Fair value of plan assets	(3,698)	(3,236)
Underfunded status of plan	$2,355	$7,238

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recognized on the consolidated balance sheets as of June 29, 2012 and June 24, 2011 (in thousands):

	June 29, 2012	June 24, 2011
Amounts recognized in the consolidated balance sheets
Accrued benefit cost
Non-current liabilities	$2,355	$7,238
Amounts recognized in accumulated other comprehensive (loss) income
Net actuarial (loss) gain	$(157)	$198
The following table summarizes the amounts recorded to other comprehensive (loss) income before taxes during fiscal 2012 and 2011 (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011
Amounts recognized in other comprehensive (loss) income
Net actuarial (loss) gain	$(355)	$198
Total recognized in other comprehensive (loss) income	$(355)	$198
The Company does not expect any amortization from accumulated other comprehensive (loss) income into net periodic benefit cost during fiscal 2013.
The following table summarizes the amounts related to the pension plan with accumulated benefit obligation in excess of plan assets at June 29, 2012 and June 24, 2011 (in thousands):

	June 29, 2012	June 24, 2011
Projected benefit obligation	$6,053	$10,474
Accumulated benefit obligation	5,312	9,206
Fair value of plan assets	3,698	3,236
The Company carries the interest and service cost of the plan. Actuarial gains and losses are amortized over the expected life of the plan.
Weighted average assumptions used to determine benefit obligations for the Japan plan were as follows:

	June 29, 2012	June 24, 2011
Discount rate	1.7%	1.8%
Rate of compensation increase	5.7%	6.2%

Weighted average assumptions used to determine net periodic benefit cost for the Japan plan were as follows:

	June 29, 2012	June 24, 2011
Discount rate	1.7%	1.8%
Expected long-term rate of return on plan assets	3.0%	3.0%
Rate of compensation increase	5.7%	6.2%
The discount rate reflects the current rate at which the Company believes associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 1.7% for the Japan plan as of June 29, 2012, which is a 0.1% decrease from the rate used as of June 24, 2011.
Expected long-term rate of return on assets assumptions for the Japan plan is determined by SGI Japan in consideration

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the portfolio of SGI Japan's pension plan and projected long-term rate of return based on the Japanese market.
The net periodic benefit cost of the Japan plan was comprised of the following components (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011
Net periodic benefit cost
Service cost	$749	$350
Interest expense	128	50
Expected return on plan assets	(97)	(23)
Loss on settlement	993	—
Gain from curtailment	(1,265)	—
Net periodic benefit cost	$508	$377
The Company expects to make contributions to the Japan plan of approximately $0.9 million during fiscal 2013.
Fair Value of Plan Assets
The Japan plan is managed by an insurance company and the insurance company makes investment decisions with the guidelines set by the Japanese regulation. The plan assets are invested as part of the insurance company’s general fund and the Company does not have control over the target allocation or visibility of the investment strategies of these investments.
The plan assets measured at fair value consisted of the following as of June 29, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Investments held by an insurance company	$—	$3,698	$—	$3,698
Total assets measures at fair value	$—	$3,698	$—	$3,698
Level 2 assets include investments that are pooled with other investments held by the insurance company within its general fund. The investments held by the insurance company are valued by taking the percentage owned by the plan in the underlying net asset value of the insurance company’s general fund.
Prior to transferring the management of the Japan plan to the insurance company, the plan assets were diversified primarily into domestic and foreign equity and debt securities. Approximately 44% of plan assets were invested in equity securities, approximately 50% were invested in domestic and foreign government bonds and corporate bonds and the remaining 6% of plan assets were invested in other assets, such as money in trust, and other funds. The plan assets measured at fair value consisted of the following as of June 24, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Equity securities
Japanese	$696	$17	$—	$713
Non-Japanese	677	15	—	692
Debt securities
Japanese	939	413	—	1,352
Non-Japanese	164	111	—	275
Cash and cash equivalents	204	—	—	204
Total assets measured at fair value	$2,680	$556	$—	$3,236
Future Employee Benefit Payments
The following table provides the estimated pension payments that are payable from the Japan plan to participants (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year	Future Payments
2013	$491
2014	232
2015	336
2016	414
2017	332
Following five years	2,716
Total	$4,521
Defined Contribution Plan
The Company's U.S. employees are eligible to participate in the Company's qualified defined contribution plan under section 401(k) of the Internal Revenue Code. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. Under the terms of the plan, the Company may provide a discretionary matching contribution at the discretion of its management or the Company can make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $1.4 million during fiscal 2012. There were no contributions to the plan for during fiscal 2011 and 2010.
19. INCOME TAXES
The provision (benefit) for income taxes for fiscal years 2012, 2011 and 2010 was as follows (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Federal:
Current	$7	$(417)	$(4,923)
Deferred	—	—	(482)
	7	(417)	(5,405)
State:
Current	(136)	(47)	(395)
Deferred	—	—	(59)
	(136)	(47)	(454)
Foreign:
Current	(524)	3,280	1,915
Deferred	1,654	(1,574)	(497)
	1,130	1,706	1,418
Provision (benefit) for income taxes	$1,001	$1,242	$(4,441)
The components of loss before income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Domestic sources	$(17,817)	$(14,874)	$(50,733)
Foreign sources	(5,643)	(5,117)	(42,569)
Total	$(23,460)	$(19,991)	$(93,302)
Deferred tax assets and liabilities reflect the effects of tax losses, credits, and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted statutory tax rates that are realized the years in which those temporary differences are estimated to be recovered or settled.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 29, 2012 and June 24, 2011, the significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011
Deferred tax assets:
Net operating losses and tax credit carry forwards	$176,709	$128,494
Deferred revenue	—	14,708
Stock based compensation	13,324	13,109
Intangible and fixed assets	17,367	9,248
Accruals & Reserves	19,537	10,505
Other	322	3,978
Total deferred tax assets	227,259	180,042
Deferred tax liabilities:
Deferred revenue	(55,516)	—
Total deferred tax liabilities	(55,516)	—

Net Deferred tax assets	171,743	180,042
Less valuation allowance	(171,463)	(177,970)
Net deferred tax assets	$280	$2,072
The valuation allowance against the Company's deferred tax assets decreased from $178.0 million as of June 24, 2011 to $171.5 million as of June 29, 2012. There was an increase in net operating losses carryforwards and a corresponding increase in deferred tax liabilities associated with deferred revenue from fiscal 2011 to fiscal 2012 due to the Company changing its income tax accounting method for the treatment of deferred revenue. The net deferred tax asset as of June 29, 2012 is attributable to deferred tax assets of certain foreign subsidiaries which the Company believes are more likely than not of being realized. The majority of deferred tax assets are subject to a full valuation allowance as they are more likely than not to be unrealized based on all available positive and negative evidence including our historical operating results and the uncertainty of predicting our future income.
As of June 29, 2012, the Company has federal, state, other foreign and Japan net operating loss carryforwards of $286.6 million, $250.7 million, $91.0 million and $89.4 million, respectively. If not utilized, the net operating loss carryforwards will begin to expire in fiscal 2013 for state and foreign, fiscal 2017 for Japan, and fiscal 2028 for federal. The Japan net operating losses of $89.4 million will expire by fiscal 2020. The amounts expiring in fiscal 2013 are immaterial to our financial statements.
As a result of a cumulative ownership change of greater than 50% occurring in January, 2010, the Company's ability to utilize federal and state net operating loss and credit carryforwards is subject to an annual limitation as defined by sections 382 and 383 of the Internal Revenue Code.  The Company anticipates that all net operating loss carryforwards will become available prior to expiration, and that the carryforwards will become available by 2022 or prior if there are no subsequent events that produce a greater restriction on the net operating losses.
Tax attributes related to stock option windfalls deductions are not recorded until the deductions result in a reduction of cash taxes payable. The amount of the Company's unrealized federal and state net operating losses relating to stock options deductions as of June 29, 2012 was $10.7 million. The benefit of these net operating losses will be recorded to additional paid-in capital if and when the Company realizes a reduction of cash taxes payable.

As of June 29, 2012, the Company has federal and state Research and Development tax credits of $3.5 million and $2.2 million, respectively, and $5.3 million of foreign investment tax credits. If not utilized, the federal and foreign tax credits will begin to expire in fiscal 2027 and 2019, respectively. The state tax credits do not expire.

The Company's policy with respect to its undistributed foreign earnings is to consider those earnings to be indefinitely reinvested or repatriated tax-free and, accordingly, no related provision for income or withholding taxes have been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both income taxes

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and withholding taxes in the U.S. and various foreign countries. At June 29, 2012, the Company did not record deferred tax liabilities of $14.2 million on approximately $40.6 million of earnings that are deemed to be permanently reinvested overseas or repatriated tax free.
A reconciliation of the statutory federal income tax rate for fiscal 2012, 2011 and 2010 is as follows:

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Federal statutory rate provision	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	(0.9)	(0.4)	0.8
Foreign rate differential	(5.4)	(15.7)	(2.3)
Stock based compensation	(2.3)	0.1	0.1
Valuation allowance - US *	(20.9)	(23.2)	(30.6)
Valuation allowance - Foreign *	(7.4)	7.9	0.5
Losses carried back	—	—	5.3
Unrecognized tax benefits	4.9	(6.0)	(1.2)
Foreign withholding tax	(2.9)	—	(0.2)
Foreign dividend and other	(4.6)	(3.9)	(2.6)
Effective tax rate	(4.5)%	(6.2)%	4.8%
* Valuation allowance related to foreign activity for fiscal 2011 and 2010 have been reclassified from foreign taxes to conform to the fiscal 2012 presentation.
A reconciliation of the unrecognized tax benefits (excluding interest and penalties) from June 25, 2010 through June 29, 2012 are as follows (in thousands):

Balance at June 25, 2010	$9,335
Increase (decrease) to current year positions	12,777
Increase (decrease) to prior year positions	1,570
Decrease due to lapse of statute of limitations	(819)
Balance at June 24, 2011	$22,863
Increase (decrease) to current year positions	1,142
Increase (decrease) to prior year positions	(12,556)
Decrease due to lapse of statute of limitations	(2,182)
Balance at June 29, 2012	$9,267

At June 29, 2012, the Company had approximately $9.3 million of gross unrecognized tax benefit of which $7.5 million, if recognized, will impact the effective tax rate. The Company does not expect that the total unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The decrease in the unrecognized tax benefits related to prior year positions of $12.6 million is primarily the result of the Company's change in accounting method for deferred revenue for federal and state income taxes.
The Company classifies interest expense and penalties related to unrecognized tax benefits as components of income tax expense. As of June 29, 2012, the Company has accrued interest and penalties of approximately $13.4 million and $0.3 million, respectively, on the Company’s consolidated balance sheet.
During the year the Company recognized benefit of approximately $1.3 million and $0.4 million related to gross unrecognized tax benefit and the resulting interest and penalties were recorded in the consolidated statement of operations.
The Company’s U.S. federal tax returns for 2003 and prior years are no longer subject to examination. The Company’s state tax returns for years prior to 2005 are not subject to examination.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statute of limitations ranging from 4 to 6 years. Tax years still open to examination by foreign tax authorities range from 2005 through 2011. The Company is under examination by the taxing authorities in Canada and Germany. The financial statement impact of these examinations cannot be estimated as of June 29, 2012.
With respect to the Company's audit in Canada, the Company is expecting that the audit will be concluded in the next twelve months. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. However, it is not possible to estimate either the estimated amount or the range of any increase or decrease at this time.
20. DISCONTINUED OPERATIONS
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
The results of operations of the Rapidscale product line were reclassified and included in “discontinued operations, net of tax”, within the accompanying consolidated statements of operations for fiscal 2010. Results of operations of the RapidScale product line did not impact fiscal 2012 and were not material to the Company's operations for fiscal 2011 and, therefore, were not reclassified.
The following summarizes the results of discontinued operations (in thousands):

Fiscal Year Ended
June 25, 2010
Revenue	$366
Cost of revenue	72
Gross profit	294
Operating expenses:
Research and development	(106)
Sales and marketing	(14)
General and administrative	10
Total operating expenses	(110)
Income from discontinued operations	404
Total other income	5
Income from discontinued operations before income tax benefit	409
Income tax	—
Income from discontinued operations	$409

21. SEGMENT INFORMATION
Commencing in the first quarter of fiscal 2012, the Company started managing its business primarily on a geographical basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the location of its sales and service employees generating revenue, to be the Americas, Europe, and Asia-Pacific operations. The Americas segment includes both North and South America. The Europe segment ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment ("APJ") includes Australia, Japan and all other Asian countries. The segment information for fiscal 2011 and 2010 have been presented to reflect the new reporting segments. The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the availability of separate financial information. The accounting policies of the various segments are the same as those described in "Note 2. Summary of Significant Accounting Policies". The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(loss). Revenues are generally based on the location of its sales and service employees generating revenues. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A significant portion of the segments’ expenses arise from shared services and infrastructure that the Company has historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, information technology services, treasury and other corporate infrastructure expenses. These corporate charges are allocated to the segments and are reassessed on an annual basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The Company does not include intercompany transfers between segments for management reporting purposes.
Segment Results
The following table presents revenues and gross margin for the Company’s segments for fiscal 2012, 2011 and 2010 (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Total Revenue
Americas	$473,746	$412,102	$313,699
APJ	170,392	102,327	37,531
EMEA	108,849	115,139	52,487
Total revenue	$752,987	$629,568	$403,717

Product Revenue
Americas	$387,165	$311,973	$208,745
APJ	94,494	68,641	26,515
EMEA	75,074	84,563	20,747
Total product revenue	$556,733	$465,177	$256,007

Service Revenue
Americas	$86,581	$100,129	$104,954
APJ	75,898	33,686	11,016
EMEA	33,775	30,576	31,740
Total service revenue	$196,254	$164,391	$147,710

Operating Profit (Loss)
Americas	$(10,694)	$4,873	$(53,498)
APJ	3,378	(4,877)	(6,055)
EMEA	(14,127)	(18,985)	(27,097)
Total operating profit (loss)	$(21,443)	$(18,989)	$(86,650)
The Company derives the results of the business segments directly from its internal management reporting system. The presentation of revenue for segment information purposes differs from the accompanying consolidated statement of operations. The segment information is presented on the basis which the Company's CODM evaluates the performance of its operating segments. The combined product and service revenue is allocated to product and service revenue on a contractual basis for segment information purposes.
The Company's assets are located primarily in the United States and are not allocated to any specific region. The Company does not measure the performance of its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenue and operating profit (loss).
Customer information
During fiscal 2012, 2011 and 2010, Amazon accounted for approximately 16%, 12% and 20% of the Company's total revenues.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At June 29, 2012, two customers from the Americas segment accounted for more than 10% of the Company's accounts receivable. Amazon accounted for 25% and the other customer accounted for 16% of the Company's accounts receivable. At June 24, 2011, three customers accounted for more than 10% of the Company's accounts receivable. All of these customers were from the Americas segment and accounted for 13%, 12% and 11% of the Company's accounts receivable.
Geographic Information
Summarized revenues by geographic region, based on the Company's internal management system and as utilized by the Company's CODM, is as follows (in thousands):

	Fiscal Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Domestic revenue	$447,041	$389,328	$301,837
International revenue	305,946	240,240	101,880
Total revenue	$752,987	$629,568	$403,717
International sales to Japan, the only single foreign country which accounted for ten percent or more of revenues, were $130.9 million for fiscal 2012 or 17% and $67.5 million for 2011 or 11% of revenues. These revenues originated from our APJ segment. No individual foreign country’s revenue accounted for ten percent or more of revenues in fiscal 2010.
Approximately 90% and 81% of the Company’s property and equipment was located in the United States as of June 29, 2012 and June 24, 2011, respectively. No individual foreign country’s property and equipment was material for disclosure purposes.
22. RELATED PARTY TRANSACTIONS
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
Prior to March 10, 2011, the Company's investment in SGI Japan of $2.1 million was accounted for under the cost method. During the quarter ended December 24, 2010, the Company determined that there had been an other-than-temporary impairment of its investment in SGI Japan. As a result, the Company wrote down the investment from $5.0 million to $2.1 million, which represented the estimated fair value of the investment at December 24, 2010. On March 9, 2011, the carrying value of $2.1 million was equal to the acquisition-date fair value of the equity interest in SGI Japan held by the Company immediately before the acquisition, no gain or loss was recorded.
The Company's consolidated statements of operations and consolidated statement of cash flows for fiscal 2012 include SGI Japan's statement of operations and statement of cash flows. The Company's consolidated statements of operations and consolidated statement of cash flows for fiscal 2011 include SGI Japan's statement of operations and statement of cash flows for the period from March 10, 2011 to June 24, 2011. All significant intercompany transactions between the Company and SGI Japan for fiscal 2012 and for the period from March 10, 2011 to June 24, 2011 have been eliminated in consolidation. The Company's consolidated balance sheet at June 29, 2012 and June 24, 2011 include the accounts of SGI Japan. All significant intercompany balances between the Company and SGI Japan at June 29, 2012 and June 24, 2011 have also been eliminated in consolidation.
 Sales to SGI Japan
Prior to March 10, 2011, the Company recognized product revenue and cost of product revenue from sales to SGI Japan. The Company ceased recognizing product revenue and cost of product revenue from sales to SGI Japan effective March 10, 2011. Product revenue and cost of product revenue from sales to SGI Japan prior to March 10, 2011 were as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Period from June 26, 2010 to March 9, 2011	Year Ended June 25, 2010
Product revenue	$15,718	$18,890
Cost of product revenue	$10,027	$13,829

23. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company’s financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at June 29, 2012 was $4.3 million for which the Company has $4.1 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the consolidated balance sheets.
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
Future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year
2013	$9,880
2014	6,275
2015	2,710
2016	1,054
2017	189
Total	$20,108
Rent expense for fiscal 2012, 2011 and 2010 was approximately $8.3 million, $6.4 million and $6.8 million, respectively.
Purchase Commitments
In connection with supplier agreements, the Company has purchase obligations that include agreements to purchase certain units of inventory and non-inventory items through 2015. These purchase obligations that are enforceable and legally binding on the Company specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.
As of June 29, 2012, these non-cancelable purchase commitments were approximately $36.0 million, of which $30.3 million are due in the next 12 months.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 29, 2012. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such indemnifications as of June 29, 2012.
Credit facility
The Company's credit facility includes a $10.0 million letter of credit subfacility. As of June 29, 2012, the Company has $2.0 million of outstanding letter of credit to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. See Note 14 "Credit facility" for more information regarding the credit facility.
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
On May 1, 2007, Legacy SGI received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. The Company assumed this claim in connection with its acquisition of Legacy SGI assets, and is currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee ₨78,478,200 ($1.4 million based on the conversion rate on June 29, 2012) plus interest and costs. On February 29, 2008, the Company filed its reply as well as a counter claim for a sum of ₨27,453,007 ($0.5 million based on the conversion rate on June 29, 2012) plus interest and costs. The proceeding has commenced, witness testimony is now complete and the parties have been instructed to submit final arguments by the next scheduled hearing date (to be determined by the arbitrator).  The Company cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of quarterly results of operations for fiscal 2012 and 2011 (in thousands, except per share amounts).

		Fiscal Quarter Ended
		June 29, 2012	March 30, 2012	December 30, 2011	September 30, 2011
Revenue		$179,488	$199,390	$195,214	$178,895
Gross profit	(2)	37,486	51,510	52,183	52,638
Net loss		$(18,386)	$(1,162)	$(2,256)	$(2,657)
Basic and diluted net loss per share:
Basic		$(0.58)	$(0.04)	$(0.07)	$(0.08)
Diluted		$(0.58)	$(0.04)	$(0.07)	$(0.08)
Shares used in the calculation of net loss per share:
Basic		31,947	31,783	31,604	31,303
Diluted		31,947	31,783	31,604	31,303

	Fiscal Quarter Ended
	June 24, 2011 (1)	March 25, 2011 (1)	December 24, 2010	September 24, 2010
Revenue	$195,486	$143,664	$177,524	$112,894
Gross profit	45,984	40,502	52,329	30,997
Net (loss) income	$(12,098)	$(1,672)	$3,724	$(11,187)
Basic and diluted net (loss) income per share:
Basic	$(0.39)	$(0.05)	$0.12	$(0.37)
Diluted	$(0.39)	$(0.05)	$0.12	$(0.37)
Shares used in the calculation of net (loss) income per share:
Basic	31,029	30,577	30,321	30,536
Diluted	31,029	30,577	30,836	30,536

(1)
On March 9, 2011 Silicon Graphics World Trade BV ("SGI BV") acquired the remaining outstanding shares of SGI Japan, Ltd., a Japanese corporation (“SGI Japan”). Prior to the Closing Date, the Company owned approximately 10% of the outstanding shares of SGI Japan and accounted for such investment as a cost method investment.

(2)
In the fourth quarter of fiscal 2012, we recorded a charge of $10.1 million to reflect reduced demand for manufacturing parts for earlier generation products and a revaluation of spare parts to better reflect expected usage.

SCHEDULE II.

SILICON GRAPHICS INTERNATIONAL CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Fiscal Year Ended
	June 29, 2012	June 24, 2011
Allowance for doubtful accounts:
Beginning balance	$1,335	$1,646
(Recovery) charges	62	(77)
Reduction and write-offs	200	(234)
Ending balance	$1,597	$1,335

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2012.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of June 29, 2012.
The effectiveness of our internal control over financial reporting as of June 29, 2012 has been audited by Deloitte & Touche LLP, independent registered public accounting firm, as stated in its report which appears below.
Changes in Internal Control over Financial Reporting
The Company also evaluated changes to its internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the quarter ended June 29, 2012 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Silicon Graphics International Corp.
Fremont, California

We have audited the internal control over financial reporting of Silicon Graphics International Corp. and subsidiaries (the "Company") as of June 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 29, 2012 of the Company and our report dated September 10, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company's method for recognizing revenue for multiple element arrangements.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 10, 2012

Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers.”
All other information required by this Item is incorporated by reference herein from our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) scheduled to be held on December 7, 2012.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference from the Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference from the Proxy Statement.

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

SILICON GRAPHICS INTERNATIONAL CORP.

By:	/s/ ROBERT J. NIKL
Robert J. Nikl Chief Financial Officer
Dated: September 10, 2012

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jorge L. Titinger and Robert J. Nikl, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jorge L. Titinger	President, Chief Executive Officer and Director	September 10, 2012
Jorge L. Titinger	(Principal Executive Officer)

/s/ Robert J. Nikl	Executive Vice President and Chief Financial Officer	September 10, 2012
Robert J. Nikl	(Principal Financial Officer)

/s/ Mekonnen P. Asrat	Vice President of Finance and Corporate Controller	September 10, 2012
Mekonnen P. Asrat	(Principal Accounting Officer)

/s/ Charles M. Boesenberg	Director	September 10, 2012
Charles M. Boesenberg

/s/ Gary A. Griffiths	Director	September 10, 2012
Gary A. Griffiths

/s/ Michael W. Hagee	Director	September 10, 2012
Michael W. Hagee

/s/ Douglas R. King	Director	September 10, 2012
Douglas R. King

/s/ Hagi Schwartz	Director	September 10, 2012
Hagi Schwartz

/s/ Ronald D. Verdoorn	Chairman of the Board of Directors	September 10, 2012
Ronald D. Verdoorn

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
2.1	Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009
2.2	Amendment to Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc., dated as of April 30, 2009.	8-K	2.1	000-51333	5/5/2009
2.3	Stock Purchase Agreement dated as of March 8, 2011, by and among Silicon Graphics World Trade B.V., SGI Japan, Ltd., certain subsidiaries of SGI Japan and NEC CORPORATION as the Stockholders' Representative.	8-K	2.1	000-51333	3/9/2011
3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	000-51333	8/12/2005
3.2	Amended and Restated Bylaws.	8-K	3.2	000-51333	3/7/2008
3.3	Certificate of Ownership and Merger.	8-K	3.3	000-51333	5/21/2009
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Specimen Common Stock Certificate.	8-K	4.2	000-51333	5/21/2009
10.1	Form of Indemnification Agreement for directors and executive officers.	8-K	99.1	000-51333	5/14/2012
10.2	2002 Stock Option Plan and form of related agreements.	S-1	10.8	333-122576	3/30/2005

10.3	*	2005 Equity Incentive Plan, as amended.					X
10.4	*	2005 Non-Employee Directors’ Stock Option Plan.	S-1	10.10	333-122576	2/4/2005
10.5	*	2005 Employee Stock Purchase Plan, as amended.					X
10.6	*	Form of Stock Option Agreement under the 2006 New Recruit Equity Incentive Plan.	8-K	10.2	000-51333	1/30/2006
10.7		Net Lease Agreement dated June 26, 2006 between the Registrant and Fremont Landing Investors, LLC.	8-K	10.62	000-51333	8/25/2006
10.8		Industrial Space Lease dated November 1, 2006 between the Registrant and Renco Bayside Investors.					X
10.9		First Amendment to Lease dated March 1, 2007 between the Registrant and Renco Bayside Investors.					X
10.10	*	2006 New Recruit Equity Inventive Plan, as amended and restated.	10-K	10.48	000-51333	2/28/2007
10.11	*	Form of Option Agreement and Grant Notices under the 2005 Equity Incentive Plan.	8-K	10.2	000-51333	9/5/2006
10.12	*	Form of Stock Bonus Award Agreement and Grant Notice under the 2005 Equity Incentive Plan.	8-K	10.3	000-51333	9/5/2006
10.13	*	Form of Stock Option Agreement and Grant Notice with Outside Directors under the 2002 Stock Option Plan.	10-Q	10.10	000-51333	11/14/2006
10.14	*	Form of Non-statutory Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan.	10-Q	10.11	000-51333	11/14/2006

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
10.15	*	Employment Agreement, dated May 24, 2007, by and between the Registrant and Mark J. Barrenechea.	8-K	10.1	000-51333	5/30/2007
10.16	*	Form of 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement.					X
10.17	*	Amendment to Employment Agreement, dated December 31, 2008, between the Registrant and Mark J. Barrenechea.	8-K	10.3	000-51333	1/6/2009
10.18	*	Employment Agreement, dated March 31, 2008, between the Registrant and James Wheat.	10-K	10.69	000-51333	3/19/2009
10.19	*	Amendment #1 to Employment Agreement, dated December 31, 2008, between the Registrant and James Wheat.	10-K	10.70	000-51333	3/19/2009
10.20	*	First Amendment to Employment Agreement, dated December 31, 2008, between the Registrant and James Wheat.	8-K	10.2	000-51333	1/6/2009
10.21	*	Offer Letter made by the Registrant to Anthony Carrozza, dated January 24, 2008	10-K	10.73	000-51333	3/19/2009
10.22	*	First Amendment to Employment Agreement, dated December 23, 2008, between the Registrant and Anthony Carrozza.	10-K	10.74	000-51333	3/19/2009
10.23	*	Offer Letter made by the Registrant to Tim Pebworth, dated May 1, 2009.	8-K	10.2	000-51333	5/14/2009
10.24	*	Fiscal 2011 Short Term Incentive Plan.	10-K	10.63	000-51333	9/8/2010
10.25	*	Fiscal 2012 Short Term Incentive Plan.	8-K	—	000-51333	8/18/2011
10.26	*	First Amendment to Employment Agreement, dated June 13, 2011 between the Registrant and Tim Pebworth.	10-K	10.42	000-51333	8/29/2011
10.27	*	Separation Agreement dated June 22, 2011, between the Registrant and Maurice Leibenstern.	10-K	10.43	000-51333	8/29/2011

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
10.28	*	Employment Agreement Restatement and Amendment #1, dated January 23, 2008 between the Registrant and Jennifer Pratt.	10-K	10.46	000-51333	8/29/2011
10.29	*	Second Amendment to Employment Agreement, dated December 23, 2008 between the Registrant and Jennifer Pratt.	10-K	10.47	000-51333	8/29/2011
10.30	*	Third Amendment to Employment Agreement, dated May 14, 2009 between the Registrant and Jennifer Pratt.	10-K	10.48	000-51333	8/29/2011
10.31	*	Fourth Amendment to Employment Agreement, dated January 10, 2011 between the Registrant and Jennifer Pratt.	10-K	10.49	000-51333	8/29/2011
10.32	*	Offer Letter made by the Registrant to Rick Rinehart, dated April 1, 2010.	10-K	10.50	000-51333	8/29/2011
10.33	*	Offer Letter, dated September 9, 2011, between the Registrant and Jennifer Pileggi.	10-Q	10.1	000-51333	11/9/2011
10.34		Credit Agreement, dated December 5, 2011, by and among the Registrant, Silicon Graphics Federal, Inc. and Wells Fargo Capital Finance, LLC.	8-K	10.1	000-51333	12/9/2011
10.35		Amendment Number One to Credit Agreement, dated February 7, 2012, among the Registrant, Silicon Graphics Federal, Inc. and Wells Fargo Capital Finance, LLC.					X
10.36		Amendment Number Two to Credit Agreement, dated March 30, 2012, among the Registrant, Silicon Graphics Federal, Inc. and Wells Fargo Capital Finance, LLC.					X
10.37		Amendment Number Three to Credit Agreement, dated March 30, 2012, among the Registrant, Silicon Graphics Federal, Inc. and Wells Fargo Capital Finance, LLC.					X
10.38	*	Employment Agreement Letter, dated February 21, 2012, between the Registrant and Jorge Titinger.	8-K	10.1	000-51333	2/23/2012
10.39	*	Employment Agreement Letter, dated April 30, 2012, between the Registrant and Robert Nikl.	8-K	10.1	000-51333	4/30/2012
10.40	*	Separation Agreement, dated July 10, 2012, between the Registrant and James Wheat.	8-K	10.1	000-51333	7/12/2012
10.41	*	Summary of Non-Employee Director Compensation					X
10.42	*	Fiscal 2013 Performance Results Bonus					X

21.1		Subsidiaries of the Company.					X
23.1		Consent of Independent Registered Public Accounting Firm.					X
24.1		Power of Attorney (Included on the signature page hereto).
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).					X

*	Indicates a management contract or compensatory plan or arrangement.

**
The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Silicon Graphics International Corp. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.