Form 10-Q
period 2012-09-28
Silicon Graphics International Corp
filed 2012-11-07
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2012
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of November 1, 2012, there were 33,128,803 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 28, 2012	September 30, 2011

Revenue
Product	$128,353	$108,568
Service	45,408	48,615
Combined product and service	19,120	21,712
Total revenue	192,881	178,895
Cost of revenue
Product	110,935	86,225
Service	27,077	25,785
Combined product and service	12,659	14,247
Total cost of revenue	150,671	126,257
Gross profit	42,210	52,638
Operating expenses:
Research and development	13,969	16,190
Sales and marketing	19,571	21,798
General and administrative	14,189	16,885
Restructuring	1,474	133
Total operating expenses	49,203	55,006
Loss from operations	(6,993)	(2,368)
Total other income (expense), net:
Interest income (expense), net	(155)	(98)
Other income (expense), net	(1,107)	(858)
Total other income (expense), net	(1,262)	(956)
Loss before income taxes	(8,255)	(3,324)
Income tax provision (benefit)	425	(667)
Net loss	$(8,680)	$(2,657)

Basic and diluted net loss per share	$(0.27)	$(0.08)

Shares used in computing basic and diluted net loss per share	32,166	31,303

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	September 28, 2012	September 30, 2011

Net loss	$(8,680)	$(2,657)
Other comprehensive loss:
Unrecognized loss on defined benefit plans, net of zero tax	(42)	—
Foreign currency translation adjustment, net of zero tax	(212)	999
Total comprehensive loss	$(8,934)	$(1,658)

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 28, 2012	June 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$107,214	$104,851
Current portion of restricted cash and cash equivalents	459	980
Accounts receivable, net of allowance for doubtful accounts of $1,547 and $1,597 as of September 28, 2012 and June 29, 2012, respectively	89,613	98,293
Inventories	145,721	123,391
Deferred cost of revenue	48,393	49,407
Prepaid expenses and other current assets	21,890	18,443
Total current assets	413,290	395,365
Non-current portion of restricted cash and cash equivalents	3,117	3,088
Property and equipment, net	27,892	27,404
Intangible assets, net	7,289	8,675
Non-current portion of deferred cost of revenue	13,442	17,466
Other assets	44,599	44,882
Total assets	$509,629	$496,880
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$88,078	$69,448
Credit facility	10,300	15,200
Accrued compensation	24,384	24,246
Current portion of deferred revenue	135,246	124,924
Other current liabilities	45,922	48,587
Total current liabilities	303,930	282,405
Non-current portion of deferred revenue	58,743	64,717
Long-term income taxes payable	21,904	20,568
Retirement benefit obligations	11,779	11,484
Other non-current liabilities	6,213	6,814
Total liabilities	402,569	385,988
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 33,126 shares and 32,723 shares issued at September 28, 2012 and June 29, 2012, respectively	33	33
Additional paid-in capital	489,055	484,461
Treasury stock, at cost (749 shares at September 28, 2012 and June 29, 2012)	(4,912)	(4,912)
Accumulated other comprehensive loss	(1,226)	(1,480)
Accumulated deficit	(375,890)	(367,210)
Total stockholders' equity	107,060	110,892
Total liabilities and stockholders' equity	$509,629	$496,880

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 28, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,680)	$(2,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,498	4,024
Share-based compensation	2,511	2,069
Other	353	410
Changes in operating assets and liabilities:
Accounts receivable	8,500	7,450
Inventories	(24,262)	(29,874)
Deferred cost of revenue	5,038	7,758
Prepaid expenses and other assets	(4,350)	2,010
Accounts payable	18,509	(6,965)
Deferred revenue	4,755	(7,392)
Other liabilities	(1,237)	(5,202)
Net cash provided by (used in) operating activities	4,635	(28,369)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,047)	(1,531)
Other	1,479	(1,194)
Net cash provided by (used in) investing activities	432	(2,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of credit facility	(5,000)	—
Funding of restricted stock units withheld for taxes	(202)	(420)
Proceeds from issuance of common stock upon exercise of stock options	549	1,695
Proceeds from issuance of common stock under employee stock purchase plan	1,736	1,554
Net cash (used in) provided by financing activities	(2,917)	2,829
Effect of exchange rate changes on cash and cash equivalents	213	887
Net increase (decrease) in cash and cash equivalents	2,363	(27,378)
Cash and cash equivalents-beginning of period	104,851	139,868
Cash and cash equivalents-end of period	$107,214	$112,490

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes paid	$513	$145

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

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. The results for the interim periods are not necessarily indicative of results for the entire year or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 29, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on September 10, 2012.
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
Fiscal Year. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. The current fiscal year 2013 will be comprised of 52 weeks and will end on June 28, 2013. Fiscal year 2012 was comprised of 53 weeks and ended on June 29, 2012. The Company's fiscal quarters generally have 13 weeks ending on the last Friday of the respective period. Accordingly, the first quarter of fiscal year 2013 ended September 28, 2012 was comprised of 13 weeks. When a 53-week year occurs, the Company includes the additional week in the first fiscal quarter.
In fiscal year 2012, the Company's fiscal quarters ended on September 30, 2011 (first quarter), December 30, 2011 (second quarter), March 30, 2012 (third quarter) and June 29, 2012 (fourth quarter).
In fiscal year 2013, the Company's fiscal quarters end on September 28, 2012 (first quarter), December 28, 2012 (second quarter), March 29, 2013 (third quarter) and June 28, 2013 (fourth quarter).
Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the three months ended September 28, 2012 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 29, 2012.
Recently Issued Accounting Standards.
Comprehensive income. In June 2011, the FASB issued guidance which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This requirement should be applied retrospectively and is effective for the Company in its first quarter of fiscal year 2013. The adoption of this standard had no effect on the Company's condensed consolidated statements of operations.
Goodwill and Purchased Intangible Assets. In September 2011, the FASB approved changes to the goodwill impairment guidance which are intended to reduce the cost and complexity of the annual impairment test. The changes provide entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard gives an entity the option to first assess qualitative factors to determine whether performing the current two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the provisions of authoritative guidance require that the Company perform a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The second step (if necessary) measures the amount of impairment by applying fair-value-based tests to the individual assets and liabilities within each reporting unit.
The changes were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, earlier adoption is permitted.

4. FINANCIAL INSTRUMENTS AND FAIR VALUE
The Company uses a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company did not have any assets or liabilities that are measured on a fair value basis at September 28, 2012. The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2012 (in thousands):

	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Cash equivalents
U.S. treasuries	$5,530	$5,530	$—	$—	$5,530
Total cash equivalents	$5,530	$5,530	$—	$—	$5,530

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended September 28, 2012. The Company’s cash equivalents, consisting of U.S. treasuries as of June 29, 2012, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
The fair values of accounts receivable, accounts payable, accrued liabilities, and credit facility due within one year approximates their carrying values because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
As of September 28, 2012 and June 29, 2012, the Company had no assets or liabilities measured at fair value on a non-recurring basis.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

5. INVENTORIES
Inventories consist of the following (in thousands):

	September 28, 2012	June 29, 2012
Finished goods	$55,196	$47,728
Work in process	39,843	22,666
Raw materials	50,682	52,997
Total inventories	$145,721	$123,391

Finished goods include inventory at customer sites undergoing installation and or testing prior to customer acceptance; such amounts were $35.6 million at September 28, 2012 and $25.7 million at June 29, 2012.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	September 28, 2012	June 29, 2012
Value-added tax receivable	$8,191	$9,831
Prepaid taxes	1,305	1,555
Deferred income taxes	106	—
Other prepaid and current assets	12,288	7,057
Total prepaid expenses and other current assets	$21,890	$18,443

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

7. INTANGIBLE ASSETS, NET
Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	At September 28, 2012
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(4,715)	$2,185
Purchased technology	5	7,800	(5,235)	2,565
Customer backlog	(a)	10,540	(9,130)	1,410
Trademark/trade name portfolio	5	3,667	(2,538)	1,129
Patents and other	2	200	(200)	—
Total		$29,107	$(21,818)	$7,289

Intangible Asset Class	Weighted Average Useful Life (in Years)	At June 29, 2012
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$7,245	$(4,407)	$2,838
Purchased technology	5	7,800	(4,980)	2,820
Customer backlog	(a)	10,695	(9,115)	1,580
Trademark/trade name portfolio	5	3,738	(2,365)	1,373
Patents and other	2	340	(276)	64
Total		$29,818	$(21,143)	$8,675
(a) The customer backlog intangible asset is amortized as revenue recognition criteria is met for a particular customer order, reflecting the use of the asset.
Intangible assets amortization expense was $1.0 million and $1.6 million in the three months ended September 28, 2012 and September 30, 2011, respectively.
As of September 28, 2012, expected amortization expense for all intangible assets was as follows (in thousands):

Fiscal Year	Amortization Expense
2013 (remaining nine months)	$2,943
2014	2,999
2015	539
2016	427
2017 and thereafter	381
7,289

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

8. OTHER ASSETS
Other assets consist of the following (in thousands):

	September 28, 2012	June 29, 2012
Long-term service inventory	$14,528	$13,494
Restricted pension plan assets	7,528	7,318
Deferred tax assets	15,438	15,438
Long-term refundable deposits	3,996	3,943
Other assets	3,109	4,689
Total other assets	$44,599	$44,882

9. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	September 28, 2012	June 29, 2012
Accrued sales and use tax payable	$9,677	$10,795
Deferred tax liabilities	15,158	15,158
Accrued warranty, current portion	4,134	4,054
Accrued professional services fees	5,699	5,657
Income taxes payable	930	1,740
Accrued restructuring and severance	980	1,849
Other	9,344	9,334
Total other current liabilities	$45,922	$48,587

10. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	September 28, 2012	June 29, 2012
Accrued warranty, non-current portion	$3,127	$3,248
Other	3,086	3,566
Total other non-current liabilities	$6,213	$6,814

11. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, was as follows (in thousands):

	Three Months Ended
	September 28, 2012	September 30, 2011
Balance at beginning of period	$7,302	$7,578
Current period accrual	1,200	1,579
Warranty expenditures charged to accrual	(1,267)	(1,236)
Changes in accrual for pre-existing warranties	26	(34)
Balance at end of period	$7,261	$7,887

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

12. RESTRUCTURING ACTIVITY
The Company has implemented a number of restructuring actions to streamline operations and reduce operating expenses. The restructuring expense is included in operating expenses in the accompanying condensed consolidated statements of operations. The total restructuring liability for all restructuring actions was $0.7 million as of September 28, 2012, all of which are classified as current liabilities in the accompanying consolidated balance sheet.
Fiscal 2012 Restructuring Action
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe.
In connection with the restructuring action, the Company expects to incur pre-tax cash charges (including charges recorded in fiscal 2012) between $14.0 million and $17.0 million, which consist of pre-tax cash charges between $13.0 million and $16.0 million for employee termination benefits, and up to $1.0 million for the planned office and legal entity closures, which expenses include contract termination costs and other associated costs. The Company expects to recognize the majority of the expense associated with the employee termination benefits prior to the third quarter of fiscal 2013. Total expense incurred in connection with this restructuring plan for the three months ended September 28, 2012 was $1.5 million.
Activity in accrued restructuring for the fiscal 2012 restructuring action was as follows (in thousands):

Employee Terminations
Balance at June 29, 2012	$1,621
Costs incurred	1,474
Cash payments	(2,377)
Balance at September 28, 2012	$718

Fiscal 2011 Restructuring Action
On February 18, 2011, the Company's Board of Directors approved restructuring actions to reduce the Company's worldwide workforce. As of September 28, 2012, this restructuring program is completed as all final payments have been made and there was no accrual remaining.
Activity in accrued restructuring for the fiscal 2011 restructuring action was as follows (in thousands):

Employee Terminations
Balance at June 29, 2012	$210
Costs incurred	—
Cash payments	(210)
Balance at September 28, 2012	$—

13. CREDIT FACILITY
On December 5, 2011, the Company entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a feature that allows the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012, the revolver amount was increased by $5.0 million to an aggregate principal amount of $40.0 million. The credit facility includes a $10.0 million letter of credit subfacility. See Note 20 "Commitments and Contingencies" for more information regarding the letter of credit.
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
During the three months ended September 28, 2012, the Company made a $5.0 million payment to pay down the credit facility. As of September 28, 2012, the Company had $10.3 million outstanding borrowings under this credit facility, including $0.4 million of accrued interest. The amount borrowed bears interest at 2.7% based on LIBOR as of September 28, 2012. As of September 28, 2012, the remaining amount available to be borrowed under the credit facility was approximately $27.7 million which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier. The Company was in compliance with all covenants.

14. SHARE-BASED COMPENSATION
During the three month periods ended September 28, 2012 and September 30, 2011, the Company granted stock options and restricted stock units to employees and non-employee directors under its 2005 Equity Incentive Plan and issued shares of the Company's common stock to participating employees under its 2005 Employee Stock Purchase Plan. Total share-based compensation expense was as follows (in thousands):

	Three Months Ended
	September 28, 2012	September 30, 2011
Cost of revenue	$500	$282
Research and development	539	515
Sales and marketing	386	361
General and administrative	1,086	911
Total share-based compensation expense	$2,511	$2,069

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended
	September 28, 2012	September 30, 2011
Option Plans Shares
Risk-free interest rate	0.7%	1.1%
Volatility	67.6%	75.6%
Weighted average expected life (in years)	5.00	4.66
Expected dividend yield	—	—
Weighted average fair value	$3.67	$8.66

ESPP Plan shares
Risk-free interest rate	0.2%	0.1%
Volatility	83.0%	80.0%
Weighted average expected life (in years)	1.25	1.25
Expected dividend yield	—	—
Weighted average fair value	$4.39	$6.43
Stock Option Activity
A summary of stock option activity for the three months ended September 28, 2012 was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 29, 2012	3,703,660	$10.79
Options granted	64,000	6.62
Options exercised	(105,073)	5.33
Options cancelled	(109,784)	11.63
Balance at September 28, 2012	3,552,803	$10.85	5.44	$3,657
Vested and expected to vest at September 28, 2012	3,324,688	$10.90	5.20	$3,399
Exercisable at September 28, 2012	2,280,623	$11.41	3.55	$2,205
The total intrinsic value of options exercised in the three months ended September 28, 2012 and September 30, 2011 was $0.3 million and $0.8 million, respectively. The total fair value of shares vested during the three months ended September 28, 2012 and September 30, 2011 was $0.9 million and $0.7 million, respectively.
As of September 28, 2012, there was $3.0 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.28 years.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the three months ended September 28, 2012:

Number of Shares
Balance at June 29, 2012	918,764
Awarded	774,489
Released	(65,035)
Forfeited	(88,844)
Balance at September 28, 2012	1,539,374
Vested and expected to vest at September 28, 2012	1,124,163

On August 7, 2012, pursuant to the 2005 Equity Plan and the fiscal 2013 Performance RSU Stock Matrix, the Company's Compensation Committee approved the grant of 185,000 performance-based restricted stock units (the “Performance-Based RSUs” or “PSUs”), pursuant to the 2005 Equity Plan, to various individuals on the Company's executive management team with an effective vest commencement date of August 13, 2012. Of the total PSUs, 25% shall vest on the third business day following the date that the Company publicly announces financial results for fiscal 2013, subject to the attainment of certain performance targets. The remaining 75% of the PSUs will vest in three successive equal annual installments over the three-year period measured from the first anniversary of the vesting commencement date, subject to the continued service of the recipient through each vesting date. The ultimate award will be determined based on the achievement of specific performance targets which will be measured at the end of the fiscal 2013 based on the financial results and can be as low as 50% of the aggregate grant amount or as high as 150% of the aggregate grant amount. In accordance with the 2013 Performance RSU Stock Matrix and based on the information available as of September 28, 2012 and the Company's assessment of 100% achievement of the performance metrics, the award was increased by a factor of 125% to 231,250 PSUs for purposes of reporting and to determine the share-based compensation expense. The Company will assess the achievement of these performance metrics on a quarterly basis through the end of fiscal 2013. If the performance targets are not met at that time, none of the PSUs will vest and will be forfeited.
As of September 28, 2012, there was $9.2 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 3.15 years.
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

	Three Months Ended
	September 28, 2012	September 30, 2011
RSUs shares withheld for taxes	24,381	29,366
RSUs amounts withheld for taxes	$188	$420

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Employee Stock Purchase Plan
At September 28, 2012, the total unrecognized compensation cost related to rights to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $2.2 million. This cost will be amortized on a straight-line basis over approximately 1.9 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the three months ended September 28, 2012 and September 30, 2011.

	Three Months Ended
	September 28, 2012	September 30, 2011
Shares issued	256,972	259,347
Weighted-average purchase price per share	$6.76	$5.99

15. EARNINGS PER SHARE
Basic and diluted net loss per common share is computed by dividing unaudited consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding and dilutive common shares outstanding during the period. For both of the three months ended September 28, 2012 and September 30, 2011, potentially dilutive shares, which include outstanding common stock options and restricted stock units, were not included in the computation of diluted net loss per common shares as the result would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. As the Company had a net loss in both the three months ended September 28, 2012 and September 30, 2011, basic and diluted net loss per share are the same for these periods.
The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 28, 2012 and September 30, 2011 (in thousands, except per share amount):

	Three Months Ended
	September 28, 2012	September 30, 2011
Numerator:
Net loss	$(8,680)	$(2,657)

Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	32,166	31,303

Basic and diluted net loss per share	$(0.27)	$(0.08)
The following potential common shares have been excluded from the basic net loss per share calculations, as their effect would have been anti-dilutive (in thousands):

	September 28, 2012	September 30, 2011
Options, RSUs, and ESPP	5,106	4,248

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

16. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
The net periodic benefit cost of the German and Japan plans were comprised of the following components (in thousands):

	Three Months Ended
	September 28, 2012	September 30, 2011
Net periodic benefit cost
Service cost	$169	$333
Interest expense	139	192
Expected return on plan assets	(46)	(48)
Net periodic benefit cost	$262	$477

17. INCOME TAXES
The Company recorded a tax expense of $0.4 million for the three months ended September 28, 2012. The tax expense primarily consisted of the expected tax liability based on the Company’s projected foreign financial results for the year ending June 28, 2013, offset by a benefit of audit settlements and reversals of liabilities related to the sale of a subsidiary. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 28, 2012 primarily due to the tax rate differential of the Company's foreign operations, utilization of net operating losses, audit settlements and reversals of previously accrued taxes in foreign jurisdictions.
The Company recorded a tax benefit of $0.7 million for the three months ended September 30, 2011. The tax benefit primarily comprised of amounts related to the reversal of unrecognized tax benefits and related interest, which was offset by tax liability based on the company's foreign projected financial results for the year ending June 29, 2012. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 30, 2011 primarily due to the tax rate differential of the Company's foreign operations, release of unrecognized tax benefits due to lapse of statutes of limitations, domestic operating losses generated from which the Company does not benefit and benefit from utilization of net operating losses not previously recognized.
As of September 28, 2012, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $9.7 million of gross unrecognized tax benefit as of September 28, 2012, of which $7.3 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of September 28, 2012, the Company also had approximately $14.6 million of interest and penalties attributable to the gross unrecognized tax benefits.
The Company is currently under audit by the Canadian tax authorities and expects that the audit will be concluded in the next twelve months.  It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits.  However, it is not possible to estimate either the magnitude or the range of any increase or decrease at this time.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

18. SEGMENT INFORMATION
The Company manages its business primarily on a geographical basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the location of its sales and service employees generating revenue, to be the Americas, Europe, and Asia-Pacific operations. The Americas segment includes both North and South America. The Europe segment ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment ("APJ") includes Australia, Japan, and all other Asian countries.
The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the availability of separate financial information. The accounting policies of the various segments are the same as those described in Note 3. Summary of Significant Accounting Policies of this Form 10-Q and in Note 2 of the Consolidated Financial Statements in the Company's fiscal year 2012 Annual Report on Form 10-K.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Results
Summary information by operating segment for the three months ended September 28, 2012 and September 30, 2011 is as follows (in thousands):

	Three Months Ended
	September 28, 2012	September 30, 2011
Total revenue
Americas	$123,385	$112,392
APJ	44,434	40,106
EMEA	25,062	26,397
Total revenue	$192,881	$178,895

Product revenue
Americas	$101,642	$89,056
APJ	26,821	21,801
EMEA	17,852	18,095
Total product revenue	$146,315	$128,952

Service revenue
Americas	$21,743	$23,336
APJ	17,613	18,305
EMEA	7,210	8,302
Total service revenue	$46,566	$49,943

Operating income (loss)
Americas	$1,576	$(133)
APJ	(1,411)	78
EMEA	(7,158)	(2,313)
Total operating loss	$(6,993)	$(2,368)
The Company derives the results of the business segments directly from its internal management reporting system. The presentation of our revenue for segment information purposes differs from the accompanying unaudited condensed consolidated statements of operations. The segment information is presented on the basis which the Company's CODM evaluates the performance of its operating segments. The combined product and service revenue is allocated to product and service revenue on a contractual basis for segment information purposes.
The Company's assets are located primarily in the United States and are not allocated to any specific region. The Company does not measure the performance of its geographic regions on any asset-based metrics. Therefore, geographic information is presented only for revenue and operating profit (loss).
Customer information
For the three months ended September 28, 2012, one customer from the Americas segment accounted for approximately 18% of the Company's revenue and various agencies of the United States government (collectively, U.S. government) accounted for approximately 14% of the Company's revenue. For the three months ended September 30, 2011, a customer from the Americas segment accounted for approximately 18% of the Company's revenue.
At September 28, 2012, a customer from the Americas segment accounted for approximately 16% of the Company's accounts receivable and another customer from the EMEA segment accounted for approximately 12% of the Company's accounts receivable. At June 29, 2012, one customer from the Americas segment accounted for approximately 28% of the Company's accounts receivable.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Geographic Information
International sales to Japan, the only single foreign country which accounted for 10% or more of revenues, were $36.3 million or 19% and $33.3 million or 19% of revenues for the three months ended September 28, 2012 and September 30, 2011, respectively.

19. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at September 28, 2012 was $3.8 million for which the Company has $3.6 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

20. COMMITMENTS AND CONTINGENCIES
Letter of Credit
The Company's credit facility includes a $10.0 million letter of credit subfacility. As of September 28, 2012, the Company has $2.0 million of outstanding letter of credit to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. See Note 13 "Credit facility" for more information regarding the credit facility.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 28, 2012. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of September 28, 2012.
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
On May 1, 2007, Silicon Graphics, Inc., the predecessor company that the Company acquired in May 2009 (“Legacy SGI") received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. The Company assumed this claim in connection with its acquisition of Legacy SGI assets, and is currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.5 million based on the conversion rate on September 28, 2012) plus interest and costs. On February 29, 2008, the Company filed its reply as well as a counter claim for a sum of INR 27,453,007 ($0.5 million based on the conversion rate on September 28, 2012) plus interest and costs. The proceeding has commenced, witness testimony is now complete and the parties have been instructed to submit final arguments by the next scheduled hearing date (to be determined by the arbitrator).  The Company cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Other Commitments
For a description of significant leases and purchase commitments see Note 24 of the Company's Annual Report on Form 10-K filed with the SEC on September 10, 2012.

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
Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, changes in the anticipated amounts and timing of restructuring charges to be incurred and cost savings expected to be realized from our restructuring actions in Europe, our ability to successfully execute our strategies, the sufficiency of our cash, cash equivalents and short-term investments and cash generated from operations, and our future liquidity requirements, the risks discussed in this Part I, Item 2 -"Management's Discussion and Analysis of Financial Condition and Results of Operations,” the risk factors set forth in Part II, Item 1A- "Risk Factors” and elsewhere in this Form 10-Q, the risk factors set forth in our Annual Report on Form 10-K for the year ended June 29, 2012 filed with the Securities and Exchange Commission (the “SEC”) on September 10, 2012 (our “Annual Report”), and the risks detailed from time to time in our future reports filed with the SEC. The information included herein is as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ materially from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on these forward-looking statements. Unless required by law, we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to SGI or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and other documents we file from time to time with the SEC to advise interested parties of the risks and factors that may affect our business.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Item 1 in this Form 10-Q and with our financial statements and notes thereto for the year ended June 29, 2012 contained in our Annual Report.
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
Management has implemented a strategic plan which will drive changes in three major areas. First, we are targeting our investments towards the vertical markets where we can provide the highest value to our customers and differentiate our offerings to gain both market share and margin. Second, we are investing and aligning with key partners in order to provide our customers with integrated solutions in Big Data, storage and scale-up computing. Third, management is focusing on initiatives to improve our operational performance and cost structure. We have ongoing efforts to reduce material and other manufacturing costs. We believe that this strategic plan will help create a strong foundation for our business results in the long-term.
Our revenue mix by geography shows that we continue to have strong international presence with 38% of total international revenue in the three months ended September 28, 2012. In addition, our customer base continues to expand in various sectors, including the public, cloud and manufacturing sectors.

Results of Operations
Summarized below are the results of our operations for the three months ended September 28, 2012 as compared to the three months ended September 30, 2011.
Financial Highlights

•
Our total revenue for the three months ended September 28, 2012 was $192.9 million, up $14.0 million or 8%, from the comparable period in fiscal year 2011. The increase was primarily due to higher revenue from the increase in sales in our product revenue in our Americas and APJ segments offset by decreases in the service revenue for all of our geographic segments.

•
Our overall gross margin decreased by 7.5 percentage points from 29.4% in the three months ended September 30, 2011 to 21.9% in the three months ended September 28, 2012. This change in overall gross margin is due to decreases in both product and service gross margin. The decline in our product gross margin was due to product mix as well as a result of a two significant low margin product deals that were recognized during the quarter. The decline in our service gross margins was largely as a result of lower support services revenue as our new products replace our installed base of older generation products which had higher margin support contracts. Typically our service revenue is recognized ratably over the respective service periods. Because the three months ended September 30, 2011 was comprised of 14 weeks compared to only 13 weeks for the three months ended September 28, 2012, we recognized revenue for one less week for our service contracts during the current quarter.

•
Our research and development and selling, general and administrative expenses was $47.7 million in the three months ended September 28, 2012, a decrease of $7.1 million compared to $54.9 million for the three months ended September 30, 2011. A primary driver of this decline was the decrease in compensation and related expenses due to reductions in headcount. Headcount as of September 28, 2012 was 1,495, which reflects a reduction of 57 employees from 1,552 as of September 30, 2011 due to the fiscal 2011 and 2012 restructuring actions and attrition. We have also been controlling our costs across all functions in order to streamline our operations and reduce operating expenses and have also benefited from lower charges for the amortization of intangible assets as these assets are nearing full amortization.

•	We incurred restructuring expense of $1.5 million in the three months ended September 28, 2012 as part of the fiscal 2012 restructuring action which is primarily focused on cost reductions in Europe.

•
Net loss for the three months ended September 28, 2012 was $8.7 million compared to net loss of $2.7 million for the three months ended September 30, 2011. The $6.0 million increase in net loss from the three months ended September 30, 2011 was mainly driven by the lower gross margins reflected during the quarter as we were unfavorably impacted by a few significant low margin deals and unfavorable product mix as well as an unfavorable change in income tax expense which was only partially offset by the decrease in our total operating expenses.

Revenue, cost of revenue, gross profit and gross margin
Our revenue mix by geography shows that we continue to have a strong international presence with 38% of total international revenue in the three months ended September 28, 2012. In addition, our customer base continues to expand in various sectors, including the public, cloud and manufacturing sectors.

The following table presents revenue by operating segment for the three months ended September 28, 2012 and September 30, 2011 (in thousands except percentages):

	Three Months Ended		Change
	September 28, 2012	September 30, 2011	$	%
Total revenue
Americas	$123,385	$112,392	$10,993	10%
APJ	44,434	40,106	4,328	11%
EMEA	25,062	26,397	(1,335)	(5)%
Total revenue	$192,881	$178,895	$13,986	8%

Product revenue
Americas	$101,642	$89,056	$12,586	14%
APJ	26,821	21,801	5,020	23%
EMEA	17,852	18,095	(243)	(1)%
Total product revenue	$146,315	$128,952	$17,363	13%

Service revenue
Americas	$21,743	$23,336	$(1,593)	(7)%
APJ	17,613	18,305	(692)	(4)%
EMEA	7,210	8,302	(1,092)	(13)%
Total service revenue	$46,566	$49,943	$(3,377)	(7)%
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
Segment Operating Performance
Americas
Revenue increased $11.0 million or 10% to $123.4 million in the three months ended September 28, 2012 from $112.4 million in the three months ended September 30, 2011. The increase in Americas revenue was driven by higher product revenue partially offset by a decrease in service revenue. Product revenue increased by $12.6 million due primarily to the strength in sales of our scale-out compute solutions. This increase in product revenue was partially offset by a decrease in sales of our scale-up compute solutions as well as a decrease in service revenue of $1.6 million as our new products replace our installed base of older generation products with higher margin support contracts. The decrease in service revenue is primarily due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Because the three months ended September 30, 2011 was comprised of 14 weeks compared to only 13 weeks for the three months ended September 28, 2012, we recognized revenue for one less week for our service contracts during the current quarter. The Americas segment represented 64% and 63% of the total revenue in the three months ended September 28, 2012 and September 30, 2011, respectively.

APJ
Revenue increased $4.3 million or 11% to $44.4 million in the three months ended September 28, 2012 from $40.1 million in the three months ended September 30, 2011. Our higher revenue in APJ is primarily driven by higher product revenue for our scale out products which was driven by one significant deal in Japan. Our revenue for the three months ended September 28, 2012 is comprised of $26.8 million from product sales and $17.6 million from services compared to product and service revenue of $21.8 million and $18.3 million, respectively, for the three months ended September 30, 2011. The decrease in service revenue is attributable to the fact that the three months ended September 30, 2011 was comprised of 14 weeks compared to only 13 weeks for the three months ended September 28, 2012, thus we recognized revenue for one less week for our service contracts during the current quarter. The APJ segment represented 23% and 22% of the total revenue in the three months ended September 28, 2012 and September 30, 2011, respectively.
EMEA
Revenue decreased $1.3 million or 5% to $25.1 million in the three months ended September 28, 2012 from $26.4 million in the three months ended September 30, 2011. The decrease in revenue is primarily attributable to a decrease in service revenue of $1.1 million primarily attributable to the fact that the three months ended September 30, 2011 was comprised of 14 weeks compared to only 13 weeks for the three months ended September 28, 2012, thus we recognized revenue for one less week for our service contracts during the current quarter. In addition, we also experienced a decrease in product revenue of $0.2 million. The EMEA segment represented 13% and 15% of the total revenue in the three months ended September 28, 2012 and September 30, 2011, respectively.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three months ended September 28, 2012 and September 30, 2011 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 28, 2012	September 30, 2011	$	%

Cost of product revenue	$122,597	$99,767	$22,830	23%
Cost of service revenue	28,074	26,489	1,585	6%
Total cost of revenue	$150,671	$126,256	$24,415	19%

Product gross profit	23,718	29,185	(5,467)	(19)%
Service gross profit	18,492	23,454	(4,962)	(21)%
Total gross profit	$42,210	$52,639	$(10,429)	(20)%

Product gross margin	16.2%	22.6%
Service gross margin	39.7%	47.0%
Total gross margin	21.9%	29.4%
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
Overall gross profit decreased by $10.4 million to $42.2 million in the three months ended September 28, 2012 from $52.6 million in the three months ended September 30, 2011. Overall gross margin decreased to 21.9% in the three months ended September 28, 2012 from 29.4% in the three months ended September 30, 2011. Our gross margin decreased due to unfavorable product mix shifts and competitive product pricing pressures in EMEA, as well as lower service margins.
Product gross profit decreased $5.5 million or 19% to $23.7 million in the three months ended September 28, 2012 from $29.2 million in the three months ended September 30, 2011. Product gross margin decreased to 16.2% in the three months ended September 28, 2012 from 22.6% in the three months ended September 30, 2011 as a result of unfavorable product mix shifts to lower margin products primarily in APJ and EMEA as a result of a few low margin product deals compared to the three month period ended September 30, 2011. Service gross profit decreased $5.0 million or 21% to $18.5 million in the three months ended September 28, 2012 from $23.5 million in the three months ended September 30, 2011. Service gross margin decreased to 39.7% in the three months ended September 28, 2012 from 47% in the three months ended September 30, 2011 as a result of two significant low margin deals as well as higher service costs.
Operating Expenses
Operating expenses for the three months ended September 28, 2012 and September 30, 2011 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 28, 2012	September 30, 2011	$	%

Research and development	$13,969	$16,190	$(2,221)	(14)%
Sales and marketing	19,571	21,798	(2,227)	(10)%
General and administrative	14,189	16,885	(2,696)	(16)%
Restructuring	1,474	133	1,341	1,008%
Total operating expense	$49,203	$55,006	$(5,803)	(11)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense decreased $2.2 million or 14% to $14.0 million in the three months ended September 28, 2012 from $16.2 million in the three months ended September 30, 2011. The decrease in research and development expense is primarily due to a reduction in third party provider and non-recurring engineering costs as we were ramping up for new product introductions that were introduced in fiscal 2012 of approximately $1.4 million. As a result of decreased headcount, compensation and related expenses decreased by $0.7 million during the three months ended September 28, 2012.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense decreased $2.2 million or 10% to $19.6 million in the three months ended September 28, 2012 from $21.8 million in the three months ended September 30, 2011. This decrease was primarily due to an decrease in our compensation and related expenses as well as lower commissions and bonus expense reflecting achievement of sales commission targets and performance metrics. We are actively managing our costs and reduced our travel and marketing related expenses by $0.4 million. In addition, we also benefited from a decrease in intangible amortization expense of $0.5 million as some of our intangible assets become fully depreciated, resulting in lower intangible amortization expense.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, bad debt expense, share-based compensation, and facilities and information technology costs.
General and administrative expense decreased $2.7 million or 16% to $14.2 million in the three months ended September 28, 2012 from $16.9 million in the three months ended September 30, 2011. We are controlling our costs and have reduced our professional fees, including legal related expenses and recruiting fees by approximately $1.8 million. We have also reduced costs for travel related expenses by $0.2 million, purchases of small equipment by $0.2 million and bad debt expenses by $0.3 million. This is partially offset by an increase in share-based compensation expense of $0.2 million.

Restructuring. Total restructuring expense related to the Fiscal 2012 Restructuring Action and the restructuring actions we undertook in prior years was $1.5 million for the three months ended September 28, 2012 and was $0.1 million for the three months ended September 30, 2011 for charges related to the Fiscal 2011 Restructuring Action. As a result of the Fiscal 2012 Restructuring Action, we anticipate future cash outflow of between $14.0 million to $17.0 million, of which we expect to recognize a substantial portion in fiscal year 2013.
Total other income (expense), net
Total other income (expense), net for the three months ended September 28, 2012 and September 30, 2011 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 28, 2012	September 30, 2011	$	%

Interest income (expense), net	$(155)	$(98)	$(57)	58%
Other income (expense), net	(1,107)	(858)	(249)	29%
Total other income (expense), net	$(1,262)	$(956)	$(306)	32%
Interest income (expense), net. Interest income (expense), net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds and U.S. treasury bills, as well as interest expense relating to our credit facility and to certain tax payments.
Other income (expense), net. Other income (expense), net during the three months ended September 28, 2012 consisted primarily of foreign exchange losses of $0.8 million primarily as a result of the strengthening of the Euro, British Pound and Canadian dollar against the U.S. Dollar compared to foreign exchange losses of $1.0 million during the three months ended September 30, 2011 as a result of the exchange rates in effect during that period.
Income tax provision (benefit)
Income tax provision (benefit) for the three months ended September 28, 2012 and September 30, 2011 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 28, 2012	September 30, 2011	$	%

Income tax provision (benefit)	$425	$(667)	$1,092	(164)%
We recorded a tax expense of $0.4 million for the three months ended September 28, 2012. The net tax benefit was primarily comprised of tax liability computed based on the Company’s foreign projected financial results for the year ending June 29, 2013 offset by the reversals of unrecognized tax benefits including related interest. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 28, 2012 primarily due to tax expense incurred by the Company's foreign subsidiaries with operating income, offset by the release of the unrecognized tax benefits due to lapse of statute of limitations, benefits from reversals of previously accrued taxes in foreign jurisdictions and benefit from utilization of net operating losses not previously recognized.
We recorded a tax benefit of $0.7 million for the three months ended September 30, 2011. Our tax benefit for the three months ended September 30, 2011 included $0.9 million primarily from the reversal of unrecognized tax benefits and related interest. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for fiscal 2012 primarily due to domestic operating losses generated during the period from which the Company does not benefit, tax expense incurred by the Company's foreign subsidiaries with operating income, and tax expense associated with our unrecognized tax benefits and related interest.
As of September 28, 2012, we have provided a partial valuation allowance against our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences.

We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

Liquidity and Capital Resources
We had $107.2 million of cash and cash equivalents at September 28, 2012 and $104.9 million at June 29, 2012. As of September 28, 2012, we had $49.5 million of cash that is held outside the United States. Historically, we have required capital principally to fund our working capital needs. It is our investment policy to invest in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At September 28, 2012, we had short-term and long-term restricted cash and cash equivalents of $3.6 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section titled "Contractual Obligations and Other Commitments", in December 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million, which was increased to $40.0 million on May 1, 2012. The credit facility is intended to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. As of September 28, 2012, we had an outstanding balance of $10.3 million from our credit facility, which included $0.4 million of accrued interest. We also had $2.0 million of outstanding letters of credit under this credit facility to back the Company's obligation to pay for goods or services to a supplier. As of September 28, 2012, the remaining amount available to be borrowed under the credit facility was approximately $27.7 million.
At September 28, 2012, we believe our current cash and cash equivalents, in conjunction with the funds that may be drawn down under our credit facility, will be sufficient to fund working capital requirements, capital expenditures and operations for at least the next twelve months. We have implemented processes to more effectively monitor our working capital. We have intensified our cash processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing, and collection from the customer. We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.
The adequacy of these resources to meet our liquidity needs beyond the next twelve months will depend on our growth, operating results and capital expenditures required to meet our business needs. If we fail to generate cash from our operations on a timely basis, we may not have the cash resources required to run our business and we may need to seek additional sources of funds.
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
The following is a summary of cash activity (in thousands):

	Three Months Ended
	September 28, 2012	September 30, 2011
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$4,635	$(28,369)
Net cash provided by (used in) investing activities	432	(2,725)
Net cash (used in) provided by financing activities	(2,917)	2,829
Effect of exchange rate changes on cash and cash equivalents	213	$887
Net increase (decrease) in cash and cash equivalents	$2,363	$(27,378)

Operating Activities
Cash provided in operating activities was $4.6 million for the three months ended September 28, 2012. Our net loss was $8.7 million for the three months ended September 28, 2012. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $3.5 million and share-based compensation expense of $2.5 million. Net change in operating assets and liabilities contributed to the decrease in cash from operating activities of $7.0 million. The primary sources of cash in operating activities were increases in accounts payable and deferred revenue and decreases in accounts receivable and deferred cost of revenue. The primary uses of cash in operating activity were for purchases of inventory and prepaid and other assets as well as decreases in other liabilities.
For the three months ended September 28, 2012, accounts receivable decreased $8.5 million due to the timing of collections of the trade receivables. Accounts payable increased $18.5 million, primarily due to the timing of payments and our progress in effectively monitoring our working capital. Deferred revenue increased by $4.8 million and deferred cost of revenue decreased by $5.0 million, primarily due to the timing of revenue recognition on sales transactions which were required to be deferred in accordance with our revenue recognition policy.
Inventory increased $24.3 million to meet the demands of the large sales contracts that we anticipate shipping over the next few quarters, as well as due to timing of customer shipments and acceptance. A large portion of our inventory balance includes inventory at customer sites undergoing installation testing prior to customer acceptance. Additionally, prepaids and other current assets increased $4.4 million due mainly to timing of value-added tax remittances and an increase in prepayments, and other liabilities decreased $1.2 million primarily due to timing of payments.
Cash used in operating activities was $28.4 million for the three months ended September 30, 2011. Our net loss was $2.7 million for the three months ended September 30, 2011. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $4.0 million and share-based compensation expense of $2.1 million. Net change in operating assets and liabilities contributed to the decrease in cash from operating activities of $32.2 million. The primary use of cash in operating activity was from purchases of inventory accompanied by payments of accounts payable and other liabilities. Our deferred revenue also decreased during the three months ended September 30, 2011. The primary operating activities sources of cash were decreases in accounts receivable due to collection, decrease in deferred cost of revenue, and decrease in prepaid expenses and other assets.
For the three months ended September 30, 2011, deferred revenue and deferred cost of revenue decreased by $7.4 million and $7.8 million, respectively, primarily due to the timing of revenue recognition on sales transactions which were required to be deferred in accordance with our revenue recognition policy. Inventory increased $29.9 million due to timing of inventory purchases and shipments to customers. Additionally, accounts payable decreased $7.0 million, primarily due to the timing of payments. Other liabilities decreased $5.2 million primarily due to timing of compensation and related payments.
Investing Activities
Cash provided by investing activities was $0.4 million in the three months ended September 28, 2012, primarily due to proceeds from other individually immaterial investing activities of $1.5 million offset by purchases of property and equipment of $1.0 million.
Cash used by investing activities was $2.7 million in the three months ended September 30, 2011, primarily due to purchases of property and equipment of $1.5 million and other investing activities of $1.2 million.
Financing Activities
Cash used in financing activities was $2.9 million for the three months ended September 28, 2012, primarily due to the payment of our credit facility of $5.0 million, repurchases of restricted stock units withheld for taxes of $0.2 million, which was offset by the issuance of stock under our employee stock purchase plan and stock option exercises of $2.3 million.
Cash provided by financing activities was $2.8 million for the three months ended September 30, 2011, primarily due to proceeds from the issuance of stock under the employee stock purchase plan and stock options of $3.2 million, which was partially offset by repurchases of restricted stock of $0.4 million for tax withholding purposes.
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
As of September 28, 2012, we had total outstanding commitments on non-cancelable operating leases of our real properties of $18.5 million, $6.0 million of which relates to our domestic leases. These leases include our headquarters in Fremont, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal year 2014. As of September 28, 2012, we had total outstanding commitments of $12.5 million in non-cancelable international real property operating leases. The total outstanding commitments included $6.0 million relating to our leased facility in Japan, which we assumed as part of the SGI Japan acquisition. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our Japan leases, which generally provide for a two-year renewal option.
As of September 28, 2012, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $1.0 million at September 28, 2012.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through fiscal year 2014. As of September 28, 2012, there was a remaining commitment of approximately $19.6 million, of which $14.5 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Credit Facility
On December 5, 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a feature that allows the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012, the revolver amount was increased by $5.0 million to an aggregate principal amount of $40.0 million. As of September 28, 2012, the outstanding balance under the credit facility was $10.3 million, including $0.4 million of accrued interest. As of September 28, 2012, the remaining amount available to be borrowed under the credit facility was approximately $27.7 million which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier. This availability will fluctuate over time, and generally monthly, due to a variety of factors including our overall mix of sales and resulting accounts receivable with international and domestic customers, U.S. governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of the our accounts receivable. See Note 13 "Credit Facility" to our unaudited condensed consolidated financial statements in this Form 10-Q for further information on the credit facility.
Uncertain Tax Positions
As of September 28, 2012, the net recorded tax liability for uncertain tax positions was $24.3 million, including interest and penalty. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.

Guarantees and Indemnifications
We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at September 28, 2012 was $3.8 million, for which we have $3.6 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 28, 2012. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of September 28, 2012.
Off-Balance Sheet Arrangements
Our credit facility includes a $10.0 million letter of credit subfacility. As of September 28, 2012, we have $2.0 million of outstanding letter of credit to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of September 28, 2012.
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
We believe that the accounting policies discussed under Part I, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 29, 2012 are significantly affected by critical accounting estimates and that they are both highly important to the portrayal of our financial condition and results and require difficult management judgments and assumptions about matters that are inherently uncertain. Certain of these significant accounting policies are considered to be critical accounting policies.
Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Share-based compensation;

•	Restructuring reserve;

•	Inventory valuation;

•	Impairment of intangibles and long-lived assets;

•	Warranty reserve;

•	Retirement benefit obligations; and

•	Accounting for income taxes.

There have been no significant changes in the Company's significant accounting policies for the three months ended September 28, 2012 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 29, 2012.

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
As of September 28, 2012, we did not hold any cash equivalents and we have $107.2 million cash on hand. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk. We believe that the current risk of loss in fair value resulting from interest rate changes is minimal. At September 28, 2012, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under our credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows may be materially affected. As of September 28, 2012, we had $10.3 million of outstanding borrowings under our credit facility, of which $0.4 million was accrued interest. A 1% increase or decrease in interest rate, with all other variables held constant, would have resulted in a $0.1 million impact in interest expense annually.
Foreign Exchange Risk
As of September 28, 2012, foreign currency cash accounts totaled $37.2 million, primarily in Japanese Yen, Euros, and British Pounds.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net in our condensed consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses, and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. At September 28, 2012, we had no foreign currency forward contracts or option contracts. We have implemented a hedging strategy that is intended to mitigate our currency exposures by entering into foreign currency forward contracts that have maturities generally of one month or more. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts or cash flows.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $3.7 million change in the value of our foreign currency cash accounts.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information required to be disclosed in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2012.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended September 28, 2012, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
On May 1, 2007, Silicon Graphics, Inc., the predecessor company that we acquired in May 2009 ("Legacy SGI") received a legal notice from counsel to Bharat Heavy Electricals Ltd. (“BHEL”), located in India, alleging delay in and failure to deliver products and technical problems with its hardware and software in relation to the establishment of a facility in Hyderabad. We assumed this claim in connection with our acquisition of Legacy SGI assets, and are currently engaged in arbitration. On January 21, 2008, BHEL filed its statement of claim against Silicon Graphics Systems (India) Pvt. Ltd. for a sum of Indian Rupee (“INR”) 78,478,200 ($1.5 million based on the conversion rate on September 28, 2012) plus interest and costs. On February 29, 2008, we filed our reply as well as a counter claim for a sum of INR 27,453,007 ($0.5 million based on the conversion rate on September 28, 2012) plus interest and costs. The proceeding has commenced, witness testimony is now complete and the parties have been instructed to submit final arguments by the next scheduled hearing date (to be determined by the arbitrator). We cannot currently predict the outcome of this dispute nor determine the amount or a reasonable range of potential loss, if any.

ITEM 1A. Risk Factors
The risk factors presented below update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 29, 2012 (the “Annual Report”). The following factors, along with those in the Annual Report and those described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be reviewed carefully, in conjunction with the other information contained in this Form 10-Q and our financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See the discussion of forward-looking statements in "Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
If our U.S. government-related sales decrease, or our ability to do business with the U.S. government or entities funded by the U.S. government is disrupted or limited, our operating performance could be adversely affected.
We generally derive a significant portion of our revenue from U.S. government entities, research institutions funded by the U.S. government and third parties that sell directly to the U.S. government through our subsidiary, Silicon Graphics Federal, Inc. For the three months ended September 28, 2012, such sales represented approximately 14.3% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.
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
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For the three months ended September 28, 2012, our top five customers worldwide accounted for approximately 49.9% of our total revenues, with one customer in the Americas segment accounting for 18.0% and the U.S. government accounting for 14.3%.
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
During the three months ended September 28, 2012, we derived approximately 38.4% of our revenue from sales outside of the United States. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
We conduct a significant number of transactions in currencies other than the U.S. Dollar. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen, British Pound and the Canadian Dollar relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Our revenues and operating results in the three months ended September 28, 2012 have been unfavorably affected by the recent strengthening of the U.S. Dollar relative to other major foreign currencies. Although we have recently initiated foreign currency hedging transactions, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For the three months ended September 28, 2012, our combined revenue from our EMEA and APJ segments was $69.5 million. As of September 28, 2012, the balance in our foreign currency cash accounts was $37.2 million. As of September 28, 2012, we had no foreign currency forward contracts or option contracts. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.

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
Robert J. Nikl Chief Financial Officer (Principal Financial Officer)
Dated: November 7, 2012