Form 10-Q
period 2012-12-28
Silicon Graphics International Corp
filed 2013-02-01
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2012
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of January 30, 2013, there were 32,575,748 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended			Six Months Ended
	December 28, 2012	December 30, 2011		December 28, 2012	December 30, 2011

Revenue
Product	$112,085	$124,439		$240,438	$233,007
Service	42,159	50,829		87,567	99,444
Combined product and service	16,982	19,946		36,102	41,658
Total revenue	171,226	195,214		364,107	374,109
Cost of revenue
Product	88,059	100,408		198,994	186,633
Service	25,478	29,585		52,555	55,370
Combined product and service	10,125	13,038		22,784	27,285
Total cost of revenue	123,662	143,031		274,333	269,288
Gross profit	47,564	52,183		89,774	104,821
Operating expenses:
Research and development	15,530	16,255		29,499	32,445
Sales and marketing	19,664	23,100		39,235	44,898
General and administrative	12,383	14,799		26,572	31,684
Restructuring	2,867	(23)		4,341	110
Total operating expenses	50,444	54,131		99,647	109,137
Loss from operations	(2,880)	(1,948)		(9,873)	(4,316)
Total other income (expense), net:
Interest income (expense), net	(112)	74		(267)	(24)
Other income (expense), net	213	(285)		(894)	(1,143)
Total other income (expense), net	101	(211)		(1,161)	(1,167)
Loss before income taxes	(2,779)	(2,159)		(11,034)	(5,483)
Income tax (benefit) provision	(3,880)	97		(3,455)	(570)
Net income (loss)	$1,101	$(2,256)		$(7,579)	$(4,913)

Basic and diluted net income (loss) per share:			`
Basic	$0.03	$(0.07)		$(0.23)	(0.16)
Diluted	$0.03	$(0.07)		$(0.23)	$(0.16)

Shares used in computing basic and diluted net income (loss) per share
Basic	32,410	31,604		32,289	31,448
Diluted	32,778	31,604		32,289	31,448

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011

Net income (loss)	$1,101	$(2,256)	$(7,579)	$(4,913)
Other comprehensive income (loss):
Unrecognized gain (loss) on defined benefit plans, net of zero tax	42	(156)	84	(156)
Foreign currency translation adjustment, net of zero tax	(425)	(377)	(213)	622
Total comprehensive income (loss)	$718	$(2,789)	$(7,708)	$(4,447)

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 28, 2012	June 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$124,145	$104,851
Current portion of restricted cash and cash equivalents	1,290	980
Accounts receivable, net of allowance for doubtful accounts of $1,291 and $1,597 as of December 28, 2012 and June 29, 2012, respectively	88,636	98,293
Inventories	146,897	123,391
Deferred cost of revenue	35,301	49,407
Prepaid expenses and other current assets	15,228	18,443
Total current assets	411,497	395,365
Non-current portion of restricted cash and cash equivalents	2,957	3,088
Property and equipment, net	27,217	27,404
Intangible assets, net	6,344	8,675
Non-current portion of deferred cost of revenue	10,743	17,466
Other assets	45,729	44,882
Total assets	$504,487	$496,880
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,398	$69,448
Credit facility	—	15,200
Accrued compensation	23,490	24,246
Current portion of deferred revenue	170,816	124,924
Other current liabilities	52,982	48,587
Total current liabilities	305,686	282,405
Non-current portion of deferred revenue	53,508	64,717
Long-term income taxes payable	17,734	20,568
Retirement benefit obligations	11,815	11,484
Other non-current liabilities	5,447	6,814
Total liabilities	394,190	385,988
Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 33,209 shares and 32,723 shares issued at December 28, 2012 and June 29, 2012, respectively	33	33
Additional paid-in capital	491,574	484,461
Treasury stock, at cost (749 shares at December 28, 2012 and June 29, 2012)	(4,912)	(4,912)
Accumulated other comprehensive loss	(1,609)	(1,480)
Accumulated deficit	(374,789)	(367,210)
Total stockholders' equity	110,297	110,892
Total liabilities and stockholders' equity	$504,487	$496,880

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 28, 2012	December 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,579)	$(4,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,093	7,668
Share-based compensation	5,007	4,309
Other	(4,201)	429
Changes in operating assets and liabilities:
Accounts receivable	8,814	(12,422)
Inventories	(26,821)	(36,570)
Deferred cost of revenue	20,402	17,892
Prepaid expenses and other assets	139	(894)
Accounts payable	(10,801)	13,120
Deferred revenue	36,238	(25,774)
Other liabilities	6,105	(8,643)
Net cash provided by (used in) operating activities	34,396	(45,798)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,012)	(4,045)
Other	1,231	(1,105)
Net cash used in investing activities	(781)	(5,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of credit facility	(15,300)	—
Funding of restricted stock units withheld for taxes	(379)	(799)
Proceeds from issuance of common stock upon exercise of stock options	749	1,783
Proceeds from issuance of common stock under employee stock purchase plan	1,736	1,554
Net cash (used in) provided by financing activities	(13,194)	2,538
Effect of exchange rate changes on cash and cash equivalents	(1,127)	716
Net increase (decrease) in cash and cash equivalents	19,294	(47,694)
Cash and cash equivalents-beginning of period	104,851	139,868
Cash and cash equivalents-end of period	$124,145	$92,174

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes paid	$1,076	$1,059

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
Fiscal Year. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. The current fiscal year 2013 will be comprised of 52 weeks and will end on June 28, 2013. Fiscal year 2012 was comprised of 53 weeks and ended on June 29, 2012. When a 53-week year occurs, the Company includes the additional week in the first fiscal quarter. The Company's fiscal quarters generally have 13 weeks ending on the last Friday of the respective period. Accordingly, the first quarter of fiscal year 2012 ended September 30, 2011 was comprised of 14 weeks, while the first quarter of fiscal year 2013 ended September 28, 2012 was comprised of 13 weeks.
In fiscal year 2012, the Company's fiscal quarters ended on September 30, 2011 (first quarter), December 30, 2011 (second quarter), March 30, 2012 (third quarter) and June 29, 2012 (fourth quarter).
In fiscal year 2013, the Company's fiscal quarters end on September 28, 2012 (first quarter), December 28, 2012 (second quarter), March 29, 2013 (third quarter) and June 28, 2013 (fourth quarter).
Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the three months ended December 28, 2012 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 29, 2012.
Recently Issued Accounting Standards.
Comprehensive income. In June 2011, the FASB issued guidance which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company's assets (in thousands) that are measured at fair value on a recurring basis which include total cash equivalent as well as the fair value of plan assets for the employee retirement benefit plan. See Note 16 for more information regarding the employee retirement benefit plan.

	December 28, 2012
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$11	$11	$—	$—	$11
Investments held by an insurance company	6,127	—	6,127	—	6,127
Total assets measured at fair value	$6,138	$11	$6,127	$—	$6,138

	June 29, 2012
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
U.S treasuries	$5,530	$5,530	$—	$—	$5,530
Investments held by an insurance company	6,127	—	6,127	—	6,127
Total assets measured at fair value	$11,657	$5,530	$6,127	$—	$11,657

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended December 28, 2012 and December 30, 2011. The Company’s cash equivalents, consisting of U.S. treasuries and money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
The fair values of accounts receivable, accounts payable, and accrued liabilities, due within one year approximates their carrying values because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
As of December 28, 2012 and June 29, 2012, the Company had no assets or liabilities measured at fair value on a non-recurring basis.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

5. INVENTORIES
Inventories consist of the following (in thousands):

	December 28, 2012	June 29, 2012
Finished goods	$88,956	$47,728
Work in process	24,895	22,666
Raw materials	33,046	52,997
Total inventories	$146,897	$123,391

Finished goods include inventory in transit, at customer sites undergoing installation or testing prior to customer acceptance; such amounts were $59.7 million at December 28, 2012 and $25.7 million at June 29, 2012.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 28, 2012	June 29, 2012
Value-added tax receivable	$6,422	$9,831
Prepaid taxes	1,348	1,555
Deferred income taxes	106	—
Other prepaid and current assets	7,352	7,057
Total prepaid expenses and other current assets	$15,228	$18,443

7. INTANGIBLE ASSETS, NET
Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	At December 28, 2012
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(5,060)	$1,840
Purchased technology	5	7,800	(5,490)	2,310
Customer backlog	(a)	10,540	(9,297)	1,243
Trademark/trade name portfolio	5	3,667	(2,716)	951
Patents and other	2	200	(200)	—
Total		$29,107	$(22,763)	$6,344

Intangible Asset Class	Weighted Average Useful Life (in Years)	At June 29, 2012
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$7,245	$(4,407)	$2,838
Purchased technology	5	7,800	(4,980)	2,820
Customer backlog	(a)	10,695	(9,115)	1,580
Trademark/trade name portfolio	5	3,738	(2,365)	1,373
Patents and other	2	340	(276)	64
Total		$29,818	$(21,143)	$8,675

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(a) The customer backlog intangible asset is amortized as revenue recognition criteria is met for a particular customer order, reflecting the use of the asset.
Intangible assets amortization expense was $0.9 million and $1.3 million in the three months ended December 28, 2012 and December 30, 2011, respectively. Intangible assets amortization expense was $1.9 million and $2.9 million in the six months ended December 28, 2012 and December 30, 2011, respectively.
As of December 28, 2012, expected amortization expense for all intangible assets was as follows (in thousands):

Fiscal Year	Amortization Expense
2013 (remaining six months)	$1,998
2014	2,999
2015	539
2016	427
2017 and thereafter	381
6,344

8. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 28, 2012	June 29, 2012
Long-term service inventory	$15,756	$13,494
Restricted pension plan assets	7,787	7,318
Deferred tax assets	15,438	15,438
Long-term refundable deposits	3,720	3,943
Other assets	3,028	4,689
Total other assets	$45,729	$44,882

9. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	December 28, 2012	June 29, 2012
Accrued sales and use tax payable	$11,706	$10,795
Deferred tax liabilities	15,158	15,158
Accrued warranty, current portion	3,751	4,054
Accrued professional services fees	5,379	5,657
Income taxes payable	428	1,740
Accrued restructuring and severance	3,096	1,849
Other	13,464	9,334
Total other current liabilities	$52,982	$48,587

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

10. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	December 28, 2012	June 29, 2012
Accrued warranty, non-current portion	$2,790	$3,248
Other	2,657	3,566
Total other non-current liabilities	$5,447	$6,814

11. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Balance at beginning of period	$7,261	$7,887	$7,302	$7,578
Current period accrual	1,054	1,740	2,254	3,319
Warranty expenditures charged to accrual	(1,133)	(1,174)	(2,400)	(2,410)
Changes in accrual for pre-existing warranties	(641)	(417)	(615)	(451)
Balance at end of period	$6,541	$8,036	$6,541	$8,036

12. RESTRUCTURING ACTIVITY
On March 16, 2012, the Company's Board of Directors approved a restructuring action to streamline operations and decrease operating expense, reducing approximately 25% of the Company's European workforce and closing certain legal entities and offices in Europe.
In connection with the restructuring action, the Company expects to incur pre-tax cash charges (including charges recorded in fiscal 2012) between $14.0 million and $17.0 million, which consist of pre-tax cash charges between $13.0 million and $16.0 million for employee termination benefits, and up to $1.0 million for the planned office and legal entity closures, which expenses include contract termination costs and other associated costs. The Company expects to recognize the majority of the expense associated with the employee termination benefits during fiscal 2013. Total expense incurred in connection with this restructuring plan for the three and six months ended December 28, 2012 was $2.9 million and $4.3 million, respectively.
The restructuring expense is included in operating expenses in the accompanying condensed consolidated statements of operations. The total restructuring liability was $3.0 million as of December 28, 2012, all of which is classified as current liabilities in the accompanying consolidated balance sheet.
Activity in accrued restructuring for the fiscal 2012 restructuring action through December 28, 2012 was as follows (in thousands):

Employee Terminations
Balance at June 29, 2012	$1,621
Costs incurred	1,474
Cash payments	(2,377)
Balance at September 28, 2012	718
Costs incurred	2,866
Cash payments	(578)
Balance at December 28, 2012	$3,006

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
During the six months ended December 28, 2012, the Company made a $15.7 million payment to pay off the outstanding balance on the credit facility, which included $0.4 million of accrued interest. Accordingly, as of December 28, 2012, the Company had no outstanding balance owed on the credit facility. As of December 28, 2012, the maximum amount available to be borrowed under the credit facility was approximately $38.0 million which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier. The Company was in compliance with all covenants as of December 28, 2012.

14. SHARE-BASED COMPENSATION
During the three and six months ended December 28, 2012 and December 30, 2011, the Company granted stock options and restricted stock units to employees and non-employee directors under its 2005 Equity Incentive Plan and issued shares of the Company's common stock to participating employees under its 2005 Employee Stock Purchase Plan. Total share-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Cost of revenue	$371	$385	$871	$667
Research and development	588	507	1,127	1,022
Sales and marketing	423	439	809	800
General and administrative	1,114	909	2,200	1,820
Total share-based compensation expense	$2,496	$2,240	$5,007	$4,309

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Option Plans Shares
Risk-free interest rate	0.7%	0.8%	0.7%	1.1%
Volatility	67.6%	65.0%	67.6%	74.3%
Weighted average expected life (in years)	5.00	4.46	5.00	4.64
Expected dividend yield	—	—	—	—
Weighted average fair value	$3.67	$6.15	$3.67	$8.34

ESPP Plan shares
Risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Volatility	83.0%	80.0%	83.0%	80.0%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	—	—	—	—
Weighted average fair value	$4.39	$6.43	$4.39	$6.43

Stock Option Activity
A summary of stock option activity for the six months ended December 28, 2012 was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 29, 2012	3,703,660	$10.79
Options granted	64,000	6.62
Options exercised	(144,190)	5.36
Options cancelled	(207,754)	12.36
Balance at December 28, 2012	3,415,716	$10.84	5.28	$4,787
Vested and expected to vest at December 28, 2012	3,237,345	$10.88	5.08	$4,498
Exercisable at December 28, 2012	2,365,234	$11.28	3.79	$3,146
The total intrinsic value of options exercised in the six months ended December 28, 2012 and December 30, 2011 was $0.4 million and $0.9 million, respectively. The total fair value of shares vested during the six months ended December 28, 2012 and December 30, 2011 was $2.1 million and $1.4 million, respectively.
As of December 28, 2012, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.21 years.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the six months ended December 28, 2012:

Number of Shares
Balance at June 29, 2012	918,764
Awarded	785,489
Released	(131,942)
Forfeited	(112,001)
Balance at December 28, 2012	1,460,310
Vested and expected to vest at December 28, 2012	1,110,747

In August 2012, the Company granted time-based RSUs ("executive time-based RSUs") and performance-based RSUs (“executive PSUs”) to members of the Company's executive management team.  The executive time-based RSUs vest over four years, with 25% vesting after one year and an additional 6.25% vesting quarterly thereafter, subject to the recipient's continuous service through each vesting date. The executive PSUs are eligible to vest upon the achievement of certain financial performance criteria for the Company for fiscal 2013.  If the performance criteria are not met, none of the executive PSUs will vest and will be forfeited.  If the performance criteria are met, 25% of the executive PSUs would vest following the Company's public announcement of financial results for fiscal 2013 and the remaining 75% of the executive PSUs would vest in three annual installments thereafter, subject to the recipient's continued service through each vesting date.  For purposes of reporting and determining the share-based compensation expense, the company estimated that 231,250 PSUs will be awarded as of December 28, 2012.  The Company assesses the achievement of these performance metrics on a quarterly basis.
As of December 28, 2012, there was $8.2 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.92 years.
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

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
RSUs shares withheld for taxes	22,764	27,665	47,145	57,031
RSUs amounts withheld for taxes	$188	$397	$375	$818
Employee Stock Purchase Plan
At December 28, 2012, the total unrecognized compensation cost related to rights to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $1.6 million. This cost will be amortized on a straight-line basis over approximately 1.6 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the three and six months ended December 28, 2012 and December 30, 2011. As of December 28, 2012, the ESPP was offered primarily to employees located in the U.S. During the Company's next offering period, which will begin in February 2013, the Company will be offering this benefit to employees in various international locations.

	December 28, 2012	December 30, 2011
Shares issued	256,972	259,347
Weighted-average purchase price per share	$6.76	$5.99

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

15. EARNINGS PER SHARE
Basic and diluted net loss per common share is computed by dividing unaudited consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding and dilutive common shares outstanding during the period. The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by accounting principles generally accepted in the U.S.
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended December 28, 2012 and December 30, 2011 (in thousands, except per share amount):

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Numerator:
Net income (loss)	$1,101	$(2,256)	$(7,579)	$(4,913)

Denominator:
Weighted-average common shares - basic	32,410	31,604	32,289	31,448
Effect of dilutive potential common shares	368	—	—	—
Weighted-average common shares - diluted	32,778	31,604	32,289	31,448

Basic net income (loss) per share	$0.03	$(0.07)	$(0.23)	$(0.16)
Diluted net income (loss) per share	$0.03	$(0.07)	$(0.23)	$(0.16)
The following potential common shares have been excluded from the basic net income (loss) per share calculations, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Options, RSUs, and ESPP	4,657	4,172	5,068	4,321

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

16. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
The net periodic benefit cost of the German and Japan plans were comprised of the following components (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Net periodic benefit cost
Service cost	$185	$183	$354	$516
Interest expense	143	161	282	353
Expected return on plan assets	(47)	(45)	(93)	(93)
Amortization of actuarial losses	85	—	85	—
Loss on settlement	—	992	—	992
Gain from curtailment	—	(1,265)	—	(1,265)
Net periodic benefit cost	$366	$26	$628	$503

In October 2011, SGI Japan, Ltd ("SGI Japan"), its employees, and the Japanese Ministry of Health, Labor and Welfare approved an action to change SGI Japan's retirement benefit plan effective October 1, 2011 in accordance with the Defined Benefit Corporate Pension Law and Defined Contribution Corporate Pension Law of 2001 (the "Acts"). SGI Japan shifted a portion of its defined benefit plan to a defined contribution plan and modified the terms of its defined benefit plan in accordance with the Acts. The change in the retirement benefit plan reduced SGI Japan's retirement benefit obligation and resulted in a gain from curtailment of $1.3 million and a loss from settlement of $1.0 million for both the three and six months ended December 30, 2011.

17. INCOME TAXES
The Company recorded a tax benefit of $3.9 million and $3.5 million for the three and six months ended December 28, 2012. The tax benefit primarily was comprised of the reversal of previously recorded unrecognized tax benefits in Canada and Israel, offset by tax liability computed based on the Company’s projected foreign financial results for the year ending June 28, 2013, state taxes, and tax and interest for unrecognized tax benefits. The reversal in Canada was the result of an abatement of interest granted by Canada Revenue Agency in connection with an ongoing audit. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 28, 2012 primarily due to the tax rate differential of the Company's foreign operations, utilization of net operating losses, audit settlements and reversals of previously accrued taxes in foreign jurisdictions.
The Company recorded a tax expense of $0.1 million and a tax benefit of $0.6 million for the three and six months ended December 30, 2011, respectively. The net tax benefit was primarily comprised of tax liability computed based on the Company's foreign projected financial results for the year ending June 29, 2012 offset by the reversals of unrecognized tax benefits including related interest. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 30, 2011 primarily due to tax expense incurred by the Company's foreign subsidiaries with operating income, offset by the release of the unrecognized tax benefits due to lapse of statute of limitations, benefits from reversals of previously accrued taxes in foreign jurisdictions and benefit from utilization of net operating losses not previously recognized.
As of December 28, 2012, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company had approximately $9.1 million of gross unrecognized tax benefit as of December 28, 2012, of which $6.8 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of December 28, 2012, the Company also had approximately $10.4 million of interest and penalties attributable to the gross unrecognized tax benefits.
The Company is currently under audit by the Canadian tax authorities and expects that the audit will be concluded in fiscal 2013. It is not possible to estimate the final impact of the audit at this time. It is reasonably possible that over the next twelve month period, the Company may experience an increase or a decrease in other unrecognized tax benefits.

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Results
Summary information by operating segment for the three and six months ended December 28, 2012 and December 30, 2011 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Total revenue
Americas	$112,358	$109,721	$235,743	$222,113
APJ	27,735	56,873	72,169	96,979
EMEA	31,133	28,620	56,195	55,017
Total revenue	$171,226	$195,214	$364,107	$374,109

Product revenue
Americas	$91,698	$88,429	$193,340	$177,485
APJ	12,605	34,090	39,426	55,891
EMEA	23,737	20,524	41,589	38,619
Total product revenue	$128,040	$143,043	$274,355	$271,995

Service revenue
Americas	$20,660	$21,292	$42,403	$44,628
APJ	15,130	22,783	32,743	41,088
EMEA	7,396	8,096	14,606	16,398
Total service revenue	$43,186	$52,171	$89,752	$102,114

Operating income (loss)
Americas	$3,055	$1,868	$4,631	$1,735
APJ	(1,265)	1,883	(2,676)	1,961
EMEA	(4,670)	(5,699)	(11,828)	(8,012)
Total operating loss	$(2,880)	$(1,948)	$(9,873)	$(4,316)
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
Customer information
For the three months ended December 28, 2012, one customer from the Americas segment accounted for approximately 19% of the Company's revenue and various agencies of the United States government, excluding system integrators (collectively, U.S. government), accounted for approximately 11% of the Company's revenue. For the three months ended December 30, 2011, one customer from the Americas segment accounted for approximately 12% of the Company's revenue and various agencies of the U.S. government accounted for approximately 10% of the Company's revenue.
For the six months ended December 28, 2012, one customer from the Americas segment accounted for approximately 18% of the Company's revenue and various agencies of the U.S. government, excluding system integrators, accounted for

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

approximately 13% of the Company's revenue. For the six months ended December 30, 2011, one customer from the Americas segment accounted for approximately 15% of the Company's revenue.
At December 28, 2012, one customer accounted for approximately 15% of the Company's accounts receivable. At June 29, 2012, one customer accounted for approximately 28% of the Company's accounts receivable.
Geographic Information
International sales to Japan, the only single foreign country which accounted for 10% or more of revenues, were $18.6 million or 11% and $55.0 million or 15% of revenues for the three and six months ended December 28, 2012, respectively. For the three and six months ended December 30, 2011, our international sales to Japan, the only single foreign country which accounted for ten percent or more of revenues, were $41.9 million or 21% and $75.2 million or 20% of revenues, respectively. No other individual foreign country's revenue accounted for 10% or more of revenues in the three and six months ended December 28, 2012 and December 30, 2011.

19. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at December 28, 2012 was $4.5 million for which the Company has $4.2 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

20. COMMITMENTS AND CONTINGENCIES
Letter of Credit
The Company's credit facility includes a $10.0 million letter of credit subfacility. As of December 28, 2012, the Company has $2.0 million of outstanding letter of credit to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. See Note 13 for more information regarding the credit facility.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 28, 2012. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of December 28, 2012.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

21. SUBSEQUENT EVENT

On January 11, 2013, the Company's board of directors approved a plan for the Company to repurchase shares of its common stock with a market value of up to $15 million. The Company's common stock may be repurchased in the open market or through negotiated transactions, including trading plans under Rule 10b-5 of the Securities and Exchange Commission that would enable the company to repurchase its shares during periods outside of its normal trading windows. The repurchase program expires December 31, 2014. Purchases will cease if the authorized funds are spent or the program is discontinued. The Company is not obligated to acquire any particular amount of stock, and the program may be suspended or terminated at any time at the company's discretion.

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
Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, changes in the anticipated amounts and timing of restructuring charges to be incurred and cost savings expected to be realized from our restructuring actions in Europe, our ability to successfully execute our strategies, the risks discussed in this Part I, Item 2 -"Management's Discussion and Analysis of Financial Condition and Results of Operations,” the risk factors set forth in Part II, Item 1A- "Risk Factors” and elsewhere in this Form 10-Q, the risk factors set forth in our Annual Report on Form 10-K for the year ended June 29, 2012 filed with the Securities and Exchange Commission (the “SEC”) on September 10, 2012 (our “Annual Report”), and the risks detailed from time to time in our future reports filed with the SEC. The information included herein is as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ materially from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on these forward-looking statements. Unless required by law, we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to SGI or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and other documents we file from time to time with the SEC to advise interested parties of the risks and factors that may affect our business.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 in this Form 10-Q and with our financial statements and notes thereto for the year ended June 29, 2012 contained in our Annual Report.
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
Our revenue mix by geography shows that we continue to have strong international presence with 38% of total revenue from sales outside of the U.S. in both the three and six months ended December 28, 2012. In addition, our customer base continues to expand in various sectors, including the public, cloud and manufacturing sectors.

Results of Operations
Summarized below are the results of our operations for the three and six months ended December 28, 2012 as compared to the three and six months ended December 30, 2011.
Financial Highlights

•
Our total revenue for the three months ended December 28, 2012 was $171.2 million, a decrease of $24.0 million or 12%, from the comparable period in fiscal year 2012. In addition, revenue decreased $10.0 million or 3% in the six months ended December 28, 2012 from $374.1 million in the six months ended December 30, 2011. The decrease was due to lower revenue primarily from the decrease in sales in our product revenue in our APJ segment as well as decreased service revenue for all of our geographic segments. In addition, because the six months ended December 30, 2011 was comprised of 27 weeks compared to only 26 weeks for the six months ended December 28, 2012, we recognized revenue for one less week during the current period.

•
Our overall gross margin increased by 1.1 percentage points from 26.7% in the three months ended December 30, 2011 to 27.8% in the three months ended December 28, 2012. The favorable change in the overall gross margin in the three months ended December 28, 2012 is due to favorable product margins shifts to higher gross margin which was slightly offset by a decrease in service gross margin. However, our overall gross margin decreased by 3.3 basis points from 28.0% in the six months ended December 28, 2011 to 24.7% in the six months ended December 30, 2012. The decrease for the six months ended December 28, 2012 was due to product mix as well as a result of a few significant low margin product deals that were recognized during the first quarter of fiscal 2013. Our service margins declined by 2.0 basis points and 4.6 basis points for both the three and six months ended December 28, 2012, respectively, largely as a result of lower support services revenue as our new products replace our installed base of older generation products which had higher margin support contracts. Typically our service revenue is recognized ratably over the respective service periods.

•
Our research and development and selling, general and administrative expenses were $47.6 million in the three months ended December 28, 2012 compared to $54.2 million in the prior year comparable quarter. Our research and development and selling, general and administrative expenses was $95.3 million for six months ended December 28, 2012, a decrease of $13.7 million compared to $109.0 million for the six months ended December 30, 2011. A primary driver of this decline was the decrease in compensation and related expenses due to reductions in headcount. Total headcount as of December 28, 2012 was 1,442, which reflects a reduction of 121 employees from 1,563 as of December 30, 2011 due to restructuring actions in fiscal 2011 and 2012 and attrition. The savings from the headcount reductions more than offset the increases in salaries and wages due to merit increases. We have also been controlling our costs across all functions in order to streamline our operations and reduce operating expenses and have also benefited from lower charges for the amortization of intangible assets as these assets are nearing full amortization.

•
We incurred restructuring expense of $2.9 million and $4.3 million in the three and six months ended December 28, 2012, respectively, as part of the fiscal 2012 restructuring action which is primarily focused on cost reductions in Europe.

•
We recognized net income for the three months ended December 28, 2012 of $1.1 million compared to net loss of $2.3 million in the comparable quarter last year. Net loss for the six months ended December 28, 2012 was $7.6 million, compared to a net loss of $4.9 million for the six months ended December 30, 2011. The $3.4 million increase in our net income for the three months ended December 28, 2012 compared to the comparable quarter last year was mainly driven by the income tax benefit recorded as a result of reversals of unrecognized tax benefits as well as our decreased cost structure. The $2.7 million increase in net loss from the six months ended December 30, 2011 was mainly driven by the lower gross margins reflected during the first half of fiscal 2013 as we were unfavorably impacted by a few significant low margin deals and unfavorable product mix which was only partially offset by the income tax benefit and the decrease in our total operating expenses.

Revenue, cost of revenue, gross profit and gross margin
Our revenue mix by geography shows that we continue to have a strong international presence with 38% of total revenue attributed to international sales in both the three and six months ended December 28, 2012, respectively. In addition, our customer base continues to expand in various sectors, including the public, cloud and manufacturing sectors.

The following table presents revenue by operating segment for the three and six months ended December 28, 2012 and December 30, 2011 (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 28, 2012	December 30, 2011	$	%	December 28, 2012	December 30, 2011	$	%
Total revenue
Americas	$112,358	$109,721	$2,637	2%	$235,743	$222,113	$13,630	6%
APJ	27,735	56,873	(29,138)	(51)%	72,169	96,979	(24,810)	(26)%
EMEA	31,133	28,620	2,513	9%	56,195	55,017	1,178	2%
Total revenue	$171,226	$195,214	$(23,988)	(12)%	$364,107	$374,109	$(10,002)	(3)%

Product revenue
Americas	$91,698	$88,429	$3,269	4%	$193,340	$177,485	$15,855	9%
APJ	12,605	34,090	(21,485)	(63)%	39,426	55,891	(16,465)	(29)%
EMEA	23,737	20,524	3,213	16%	41,589	38,619	2,970	8%
Total product revenue	$128,040	$143,043	$(15,003)	(10)%	$274,355	$271,995	$2,360	1%

Service revenue
Americas	$20,660	$21,292	$(632)	(3)%	$42,403	$44,628	$(2,225)	(5)%
APJ	15,130	22,783	(7,653)	(34)%	32,743	41,088	(8,345)	(20)%
EMEA	7,396	8,096	(700)	(9)%	14,606	16,398	(1,792)	(11)%
Total service revenue	$43,186	$52,171	$(8,985)	(17)%	$89,752	$102,114	$(12,362)	(12)%
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
We continuously make revisions to our product offerings and improvements of our product's performance and data storage capacity. Accordingly, we are unable to directly compare our products from period to period, and are therefore unable to quantify the changes in pricing of our products from period to period. We believe that our on-going revisions to product offerings and product feature improvements help mitigate competitive pricing pressures by shifting the competitive landscape to differentiated value rather than price.
Segment Operating Performance
Americas
Revenue from our Americas segment increased $2.6 million or 2.4% to $112.4 million in the three months ended December 28, 2012 from $109.7 million in the three months ended December 30, 2011. The increase in Americas revenue was driven by higher product revenue partially offset by a decrease in service revenue. Product revenue increased by $3.3 million primarily due to the strength in sales of our scale-out compute solutions and third party products. This increase in product revenue was partially offset by a decrease in sales of our storage solutions as well as a decrease in service revenue of $0.6 million as our new products replace our installed base of older generation products with higher margin support contracts. The decrease in service revenue is primarily due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. The Americas segment represented 65.6% and 56.2% of the total revenue in the three months ended December 28, 2012 and December 30, 2011, respectively. The Americas segment represented a larger portion of total revenue during the three months ended December 28, 2012 primarily due to the significant decrease in the APJ segment.
Revenue from our Americas segment increased $13.6 million or 6.1% to $235.7 million in the six months ended December 28, 2012 from $222.1 million in the six months ended December 30, 2011. The increase in Americas revenue was driven by higher product revenue partially offset by a decrease in service revenue. Product revenue increased by $15.9 million primarily due to the strength in sales of our scale-out compute solutions and third party products. This increase in product revenue was partially offset by a decrease in sales of our scale-up compute and storage solutions as well as a decrease in service revenue of $2.2 million as our new products replace our installed base of older generation products with higher margin support contracts. The decrease in service revenue is primarily due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Because the six months ended December 30, 2011 was comprised of 27 weeks compared to only 26 weeks for the six months ended December 28, 2012, we recognized revenue for one less week during the current period. The Americas segment represented 64.7% and 59.4% of the total revenue in the six months ended December 28, 2012 and December 30, 2011, respectively.

APJ
Revenue from our APJ segment decreased $29.1 million or 51.2% to $27.7 million in the three months ended December 28, 2012 from $56.9 million in the three months ended December 30, 2011. The revenue decline in APJ is primarily driven by lower product revenue for our scale up products and our third party products which was driven by one significant deal in Japan. Our revenue for the three months ended December 28, 2012 is comprised of $12.6 million from product sales and $15.1 million from services compared to product and service revenue of $34.1 million and $22.8 million, respectively, for the three months ended December 30, 2011. The decrease in service revenue is primarily due to timing of when services were performed on consulting and product integration services as our new products replace our installed base of older generation products. During the three months ended December 30, 2011, we generated a large portion of revenue in Japan for professional services to assist our customers with the implementation of and training of new products. These types of services are typically non-recurring in nature as customers become more accustomed to our next generation products. The APJ segment represented 16.2% and 29.1% of the total revenue in the three months ended December 28, 2012 and December 30, 2011, respectively.
Revenue from our APJ segment decreased $24.8 million or 25.6% to $72.2 million in the six months ended December 28, 2012 from $97.0 million in the six months ended December 30, 2011. The revenue decline in APJ is primarily driven by lower product revenue for our scale up products as well as third party products which was driven by one significant deal in Japan. Our revenue for the six months ended December 28, 2012 is comprised of $39.4 million from product sales and $32.7 million from services compared to product and service revenue of $55.9 million and $41.1 million, respectively, for the six months ended December 30, 2011. The decrease in service revenue is attributable to the timing of professional services provided as discussed above and the fact that the six months ended December 30, 2011 was comprised of 27 weeks compared to only 26 weeks for the six months ended December 28, 2012, thus we recognized revenue for one less week during the current period. The APJ segment represented 19.8% and 25.9% of the total revenue in the six months ended December 28, 2012 and December 30, 2011, respectively.

EMEA
Revenue from our EMEA segment increased $2.5 million or 8.8% to $31.1 million in the three months ended December 28, 2012 from $28.6 million in the three months ended December 30, 2011. The increase in revenue is primarily driven by higher product revenue for our storage and scale out products of $3.2 million offset by a slight decrease in service revenue of $0.7 million. The EMEA segment represented 18.2% and 14.7% of the total revenue in the three months ended December 28, 2012 and December 30, 2011, respectively.
Revenue from our EMEA segment increased $1.2 million or 2.1% to $56.2 million in the six months ended December 28, 2012 from $55.0 million in the six months ended December 30, 2011. The increase in revenue is primarily driven by higher products revenue for our storage and scale out products of $3.2 million offset by a decrease in service revenue of $1.8 million. The decrease in service revenue is primarily attributable to the fact that the six months ended December 30, 2011 was comprised of 27 weeks compared to only 26 weeks for the six months ended December 28, 2012, thus we recognized revenue for one less week during the current period. The EMEA segment represented 15.4% of the total revenue in both the three months ended December 28, 2012 and December 30, 2011, respectively.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six months ended December 28, 2012 and December 30, 2011 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 28, 2012	December 30, 2011	$	%	December 28, 2012	December 30, 2011	$	%

Cost of product revenue	$97,350	$112,316	$(14,966)	(13)%	$219,947	$212,084	$7,863	4%
Cost of service revenue	26,312	30,715	(4,403)	(14)%	54,386	57,204	(2,818)	(5)%
Total cost of revenue	$123,662	$143,031	$(19,369)	(14)%	$274,333	$269,288	$5,045	2%

Product gross profit	30,690	30,727	(37)	—%	54,408	59,911	(5,503)	(9)%
Service gross profit	16,874	21,456	(4,582)	(21)%	35,366	44,910	(9,544)	(21)%
Total gross profit	$47,564	$52,183	$(4,619)	(9)%	$89,774	$104,821	$(15,047)	(14)%

Product gross margin	24.0%	21.5%			19.8%	22.0%
Service gross margin	39.1%	41.1%			39.4%	44.0%
Total gross margin	27.8%	26.7%			24.7%	28.0%
Cost of revenue consists of costs associated with direct material, labor, manufacturing overhead, shipment of products, inventory write downs and share-based compensation. Cost of revenue also includes personnel costs for providing maintenance and professional services. Our manufacturing overhead and professional services personnel costs are fixed or semi-variable. Our gross margins are impacted by changes in customer and product mix, pricing actions by our competitors and commodity prices that comprise a significant portion of cost of revenue from period to period. In addition, when certain sales contracts are deferred in accordance with our revenue recognition policy, the related cost of revenue is deferred and recognized upon recognition of revenue.
Our cost of revenue and gross profit are impacted by price changes, product configuration, revenue mix and product material costs. Our service cost of revenue and gross margin are impacted by timing of support service initiations and renewals, and incremental investments in our customer support infrastructure.
Overall gross profit decreased by $4.6 million to $47.6 million in the three months ended December 28, 2012 from $52.2 million in the three months ended December 30, 2011 primarily due to a decrease in revenue volume in APJ. However, our overall gross margin increased to 27.8% in the three months ended December 28, 2012 from 26.7% in the three months ended December 30, 2011. Our gross margin increased due to lower warranty and excess and obsolete charges, lower material costs, and more favorable product mix shifts due to higher gross margins. This increase was slightly offset by lower service margins.
Overall gross profit decreased by $15.0 million to $89.8 million in the six months ended December 28, 2012 from $104.8 million in the six months ended December 30, 2011. Overall gross margin decreased to 24.7% in the six months ended December 28, 2012 from 28.0% in the six months ended December 30, 2011. Our gross margin decreased due to unfavorable product mix shifts primarily as a result of certain low margin deals that occurred in the first quarter of fiscal 2013 in Japan and EMEA, as well as lower service margins.
Product gross profit was flat at $30.7 million in both the three months ended December 28, 2012 and December 30, 2011. Product gross margin increased to 24.0% in the three months ended December 28, 2012 from 21.5% in the three months ended December 30, 2011. Product gross margin increased by 2.5 percentage point on lower product revenue of $15.0 million as a result of favorable product mix and higher margin products primarily in the Americas and EMEA compared to the three month period ended December 30, 2011. Service gross profit decreased $4.6 million or 21.4% to $16.9 million in the three months ended December 28, 2012 from $21.5 million in the three months ended December 30, 2011. Service gross margin decreased to 39.1% in the three months ended December 28, 2012 from 41.1% in the three months ended December 30, 2011 as a result of the lower revenue. Although we have reduced our overall services costs as a result of our restructuring plans and costs savings initiatives, the decrease in these fixed costs was not able to offset the decline in revenue resulting in a lower service gross margin compared to the prior year.

Product gross profit decreased $5.5 million or 9.2% to $54.4 million in the six months ended December 28, 2012 from $59.9 million in the six months ended December 30, 2011. Product gross margin decreased to 19.8% in the six months ended December 28, 2012 from 22.0% in the six months ended December 30, 2011 as a result of unfavorable product mix shifts to lower margin products primarily in APJ and EMEA as a result of a few low margin product deals that occurred in the first quarter of fiscal 2012 compared to the six month period ended December 30, 2011. Service gross profit decreased $9.5 million or 21.3% to $35.4 million in the six months ended December 28, 2012 from $44.9 million in the six months ended December 30, 2011. Service gross margin decreased to 39.4% in the six months ended December 28, 2012 from 44.0% in the six months ended December 30, 2011 primarily as a result of two significant low margin deals that occurred in the first quarter of fiscal 2013.
Operating Expenses
Operating expenses for the three and six months ended December 28, 2012 and December 30, 2011 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 28, 2012	December 30, 2011	$	%	December 28, 2012	December 30, 2011	$	%

Research and development	$15,530	$16,255	$(725)	(4)%	$29,499	$32,445	$(2,946)	(9)%
Sales and marketing	19,664	23,100	(3,436)	(15)%	39,235	44,898	(5,663)	(13)%
General and administrative	12,383	14,799	(2,416)	(16)%	26,572	31,684	(5,112)	(16)%
Restructuring	2,867	(23)	2,890	(12,565)%	4,341	110	4,231	3,846%
Total operating expense	$50,444	$54,131	$(3,687)	(7)%	$99,647	$109,137	$(9,490)	(9)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense decreased $0.7 million or 4.5% to $15.5 million in the three months ended December 28, 2012 from $16.3 million in the three months ended December 30, 2011. The decrease in research and development expense is primarily due to a reduction of approximately $1.2 million in equipment and materials as we were ramping up for new product introductions that were introduced in fiscal 2012. As a result of decreased headcount, compensation and related expenses decreased by $0.3 million during the three months ended December 28, 2012 despite merit increases implemented during the quarter. These cost reductions were slightly offset by higher non-recurring engineering fees associated with future product introductions.
Research and development expense decreased $2.9 million or 9.1% to $29.5 million in the six months ended December 28, 2012 from $32.4 million in the six months ended December 30, 2011. The decrease in research and development expense is primarily due to a reduction in third party provider and non-recurring engineering costs of approximately $1.1 million and equipment and materials of $1.1 million as we were ramping up for new product introductions that were introduced in fiscal 2012. In addition, as a result of decreased headcount, compensation and related expenses decreased by $1.2 million during the six months ended December 28, 2012 despite merit increases implemented during the second quarter of fiscal 2013.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense decreased $3.4 million or 14.9% to $19.7 million in the three months ended December 28, 2012 from $23.1 million in the three months ended December 30, 2011. This decrease was primarily due to a decrease in our compensation and related expenses as well as lower commissions and bonus expense reflecting lower than expected achievement of sales commission targets and performance metrics compared to last year. For the three months ended December 28, 2012, we reduced our recruiting and hiring expenses by $0.1 million primarily due to cost control measures. In addition, we also benefited from a decrease in intangible amortization expense of $0.1 million as some of our intangible assets become fully amortized, resulting in lower intangible amortization expense.
Sales and marketing expense decreased $5.7 million or 12.6% to $39.2 million in the six months ended December 28, 2012 from $44.9 million in the six months ended December 30, 2011. This decrease was primarily due to a decrease in our compensation and related expenses as well as lower commissions and bonus expense reflecting achievement of sales commission targets and performance metrics. For the six months ended December 28, 2012, we reduced our recruiting and marketing expenses by $0.2 million primarily due to cost control measures. In addition, we also benefited from a decrease in intangible amortization expense of $0.6 million as some of our intangible assets became fully amortized, resulting in lower intangible amortization expense.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, bad debt expense, share-based compensation, and facilities and information technology costs.
General and administrative expense decreased $2.4 million or 16.3% to $12.4 million in the three months ended December 28, 2012 from $14.8 million in the three months ended December 30, 2011. For the three months ended December 28, 2012, we reduced our professional fees, including legal related expenses and recruiting fees by approximately $1.1 million, facilities costs by $0.6 million primarily due to cost control measures. We have also benefited from lower compensation and related benefits as a result of the reduction of headcount, a gain on the sale of assets of $0.4 million and recovery of bad debts of $0.3 million. This is partially offset by an increase in share-based compensation expense of $0.2 million.
General and administrative expense decreased $5.1 million or 16.1% to $26.6 million in the six months ended December 28, 2012 from $31.7 million in the six months ended December 30, 2011. For the six months ended December 28, 2012, we have reduced our professional fees, including legal related expenses and recruiting fees by approximately $1.9 million, facilities costs by $1.0 million primarily due to cost control measures. For that period, we also reduced costs for travel related expenses by $0.2 million, purchases of small equipment by $0.2 million and also benefited from the recovery of bad debts of $0.3 million. This is partially offset by an increase in share-based compensation expense of $0.4 million.
Restructuring. Total restructuring expense related to our restructuring action in fiscal 2012 was approximately $2.9 million and $4.3 million for the three and six months ended December 28, 2012, respectively and was $0.0 million and $0.1 million for the three and six months ended December 30, 2011 in fiscal 2011. As a result of the restructuring action, we expect to incur between $14.0 million to $17.0 million of restructuring expense, of which we expect to recognize a substantial portion in fiscal year 2013.
Total other income (expense), net
Total other income (expense), net for the three and six months ended December 28, 2012 and December 30, 2011 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 28, 2012	December 30, 2011	$	%	December 28, 2012	December 30, 2011	$	%

Interest income (expense), net	$(112)	$74	$(186)	(251)%	$(267)	$(24)	$(243)	1,013%
Other income (expense), net	213	(285)	498	(175)%	(894)	(1,143)	249	(22)%
Total other income (expense), net	$101	$(211)	$312	(148)%	$(1,161)	$(1,167)	$6	(1)%
Interest income (expense), net. Interest income (expense), net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds and U.S. treasury bills, as well as interest expense relating to our credit facility and to certain tax payments.
Other income (expense), net. Other income (expense), net during the three and six months ended December 28, 2012 consisted of foreign exchange gains (losses) as a result of the exchange rates primarily for the Euro, British Pound and Canadian dollar against the U.S. Dollar. In July 2012, we implemented a hedging strategy that is intended to mitigate the effect of exchange rate fluctuations on certain foreign currency balance sheet accounts and cash flows.

Income tax (benefit) provision
Income tax (benefit) provision for the three and six months ended December 28, 2012 and December 30, 2011 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 28, 2012	December 30, 2011	$	%	December 28, 2012	December 30, 2011	$	%

Income tax (benefit ) provision	$(3,880)	$97	$(3,977)	(4,100)%	$(3,455)	$(570)	$(2,885)	506%
We recorded a tax benefit of $3.9 million and $3.5 million for the three and six months ended December 28, 2012. The net tax benefit was primarily comprised of the reversal of previously recorded unrecognized tax benefits in Canada and Israel, offset by tax liability computed based on the Company’s foreign projected financial results for the year ending June 28, 2013, state tax, and tax and interest for unrecognized tax benefits. The reversal in Canada was the result of an abatement of interest granted by Canada Revenue Agency in connection with an ongoing audit, which we expect to conclude during fiscal 2013. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 28, 2012 primarily due to tax expense incurred by the Company's foreign subsidiaries with operating income, offset by the release of the unrecognized tax benefits due to lapse of statute of limitations, benefits from reversals of previously accrued taxes in foreign jurisdictions and benefit from utilization of net operating losses not previously recognized.
We recorded a tax expense of $0.1 million and a tax benefit of $0.6 million for the three and six months ended December 30, 2011, respectively. The net tax benefit was primarily comprised of tax liability computed based on the company's foreign projected financial results for the year ending June 28, 2012 offset by the reversals of unrecognized tax benefits including related interest. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 30, 2011 primarily due to tax expense incurred by our foreign subsidiaries with operating income, offset by the release of the unrecognized tax benefits due to lapse of statute of limitations, benefits from reversals of previously accrued taxes in foreign jurisdictions, and benefit from utilization of net operating losses not previously recognized.
As of December 28, 2012, we have provided a partial valuation allowance against our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

Liquidity and Capital Resources
We had $124.1 million of unrestricted cash and cash equivalents at December 28, 2012 and $104.9 million at June 29, 2012. As of December 28, 2012, $54.3 million of cash was held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At December 28, 2012, we had short-term and long-term restricted cash and cash equivalents of $4.2 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section titled "Contractual Obligations and Other Commitments", in December 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million, which was increased to $40.0 million on May 1, 2012. The credit facility is intended to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. During the three months ended December 28, 2012, we made a $10.7 million payment to pay down the outstanding balance of the credit facility of $10.3 million and accrued interest of $0.4 million. Accordingly, as of December 28, 2012, we had no outstanding balance owed on the credit facility. We had $2.0 million of outstanding letter of credit under this credit facility to back the Company's obligation to pay for goods or services to a supplier. As of December 28, 2012, the maximum amount available to be borrowed under the credit facility was approximately $38.0 million.
At December 28, 2012, we believe our current cash and cash equivalents, in conjunction with the funds that may be drawn down under our credit facility, will be sufficient to fund working capital requirements, capital expenditures, stock repurchase, and operations for at least the next twelve months. We have implemented processes to more effectively monitor our working capital. We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing, and collection from the customer. We intend to retain any future earnings to support operations, to finance the growth and development of our business, and to fund our stock repurchase program. We do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.
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
The following is a summary of cash activity (in thousands):

	Six Months Ended
	December 28, 2012	December 30, 2011
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$34,396	$(45,798)
Net cash used in investing activities	(781)	(5,150)
Net cash (used in) provided by financing activities	(13,194)	2,538
Effect of exchange rate changes on cash and cash equivalents	(1,127)	$716
Net increase (decrease) in cash and cash equivalents	$19,294	$(47,694)

Operating Activities
Cash provided in operating activities was $34.4 million for the six months ended December 28, 2012. Our net loss was $7.6 million for the six months ended December 28, 2012. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $7.1 million and share-based compensation expense of $5.0 million. Net change in operating assets and liabilities contributed to the decrease in cash from operating activities of $34.1 million. The primary sources of cash in operating activities were increases in deferred revenue and decreases in accounts receivable and deferred cost of revenue. The primary uses of cash in operating activities were for purchases of inventory as well as decreases in accounts payable.
For the six months ended December 28, 2012, accounts receivable decreased $8.8 million due to the timing of collections of the trade receivables as well as milestone payments. During the three months ended December 28, 2012, we received approximately $70.0 million of milestone payments from our customers. Deferred revenue increased by $36.2 million and deferred cost of revenue decreased by $20.4 million, primarily due to the timing of revenue recognition on sales transactions which were required to be deferred in accordance with our revenue recognition policy. Additionally, prepaid expenses and other assets decreased $0.1 million, and other liabilities increased $6.1 million primarily due to timing of payments.
Inventory increased $26.8 million to meet the demands of the large sales contracts that we anticipate shipping over the next few quarters, as well as due to timing of customer shipments and acceptance. A large portion of our inventory balance includes inventory at customer sites undergoing installation testing prior to customer acceptance. Accounts payable increased $10.8 million, primarily due to the timing of payments and our progress in effectively monitoring our working capital.
Cash used in operating activities was $45.8 million for the six months ended December 30, 2011. Our net loss was $4.9 million for the six months ended December 30, 2011. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $7.7 million and share-based compensation expense of $4.3 million. Net change in operating assets and liabilities contributed to the decrease in cash from operating activities of $53.3 million. Cash used in operating activities was primarily for purchases of inventory, increase in accounts receivable, and payment of accrued compensation and other liabilities. Our deferred revenue also decreased during the six months ended December 30, 2011. The primary sources of cash for operating activities were from a decrease in deferred cost of revenue and an increase in accounts payable.
For the six months ended December 30, 2011, deferred revenue and deferred cost of revenue decreased by $25.8 million and $17.9 million, respectively, primarily due to recognition of revenue and cost of revenue on previously deferred sales transactions offset by new deferrals in accordance with our revenue recognition policy. Inventory increased $36.6 million due to timing of inventory purchases and shipments to customers. Additionally, accounts payable increased $13.1 million, primarily due to the timing of payments. Other accrued liabilities decreased $8.6 million primarily due to timing of compensation related payments and tax payments.
Investing Activities
Cash used by investing activities was $0.8 million in the six months ended December 28, 2012, primarily due to purchases of property and equipment of $2.0 million offset by proceeds from other individually immaterial investing activities of $1.2 million.
Cash used by investing activities was $5.2 million in the six months ended December 30, 2011, primarily due to purchases of property and equipment and other individually immaterial investing activities of $4.0 million and $1.1 million, respectively.
Financing Activities
Cash used in financing activities was $13.2 million for the six months ended December 28, 2012, primarily due to the payment of our credit facility of $15.3 million, and repurchases of restricted stock units withheld for taxes of $0.4 million, which was offset by $2.5 million for the issuance of stock under our employee stock purchase plan and stock option exercises.
Cash provided by financing activities was $2.5 million in the six months ended December 30, 2011, primarily due to proceeds of $3.3 million from the issuance of stock under our employee stock purchase plan and stock option exercises, which was partially offset by repurchases of restricted stock units of $0.8 million for tax withholding purposes
We expect to continue to invest in the business including working capital, capital expenditures and operating expenses. We intend to fund these activities with our cash reserves, cash generated from operations, if any, and with the principal that is available for withdrawal on the credit facility to the extent that cash provided by operating activities is not sufficient to fund our cash needs. Increases in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash resources.

Contractual Obligations and Commitments
Operating Leases
We lease certain real and personal property under non-cancelable operating leases. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses.
As of December 28, 2012, we had total outstanding commitments on non-cancelable operating leases of our real properties of $15.6 million, $5.1 million of which relates to our domestic leases. These domestic leases include our headquarters in Fremont, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal year 2014. As of December 28, 2012, we had total outstanding commitments of $10.5 million in non-cancelable international real property operating leases. The total outstanding commitments included $4.7 million relating to our leased facility in Japan, which we assumed as part of our acquisition of SGI Japan that closed in March 2011. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our leases in Japan, that generally provide for a two-year renewal option.
As of December 28, 2012, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $1.1 million at December 28, 2012.
Purchase Commitments
From time to time, we issue purchase orders to our contract manufacturers for the procurement of materials to be used for upcoming orders, particularly for those components that have long lead times. These purchase orders vary in size depending on our projected requirements. If we do not consume these materials on a timely basis or if our relationship with one of our contract manufacturers was to terminate, we could experience an abnormal increase to our inventory carrying amount and related accounts payable.
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through fiscal year 2014. As of December 28, 2012, there was a remaining commitment of approximately $19.0 million, of which $14.7 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Credit Facility
On December 5, 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a feature that allows the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012, the revolver amount was increased by $5.0 million to an aggregate principal amount of $40.0 million. During the six months ended December 28, 2012, we made a $15.7 million payment to pay off the outstanding balance on the credit facility, which included $0.4 million of accrued interest. Accordingly, as of December 28, 2012, we had no outstanding balance owed on the credit facility. As of December 28, 2012, the maximum amount available to be borrowed under the credit facility was approximately $38.0 million which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier. This availability will fluctuate over time, and generally monthly, due to a variety of factors including our overall mix of sales and resulting accounts receivable with international and domestic customers, U.S. governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of the our accounts receivable. See Note 13 to our unaudited condensed consolidated financial statements in this Form 10-Q for further information on the credit facility.
Uncertain Tax Positions
As of December 28, 2012, the net recorded tax liability for uncertain tax positions was $19.5 million, including interest and penalty. The Company is currently under audit by the Canadian tax authorities and expects that the audit will be concluded in fiscal 2013. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.

Guarantees and Indemnifications
We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at December 28, 2012 was $4.5 million, for which we have $4.2 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 28, 2012. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of December 28, 2012.
Off-Balance Sheet Arrangements
Our credit facility includes a $10.0 million letter of credit subfacility. As of December 28, 2012, we have $2.0 million of outstanding letter of credit to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of December 28, 2012.
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

There have been no significant changes in the Company's significant accounting policies for the six months ended December 28, 2012 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 29, 2012.

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
There has been significant deterioration and instability in the financial markets since 2008. The extraordinary disruption and readjustment in the financial markets exposes us to additional investment risk. The value and liquidity of the securities in which we invest could deteriorate rapidly and the issuers of such securities could be subject to credit rating downgrades. In light of the current market conditions and these additional risks, we actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we generally invest in highly-rated securities with relatively short maturities and do not invest in securities we believe involve a higher degree of risk. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control. We currently believe that the current credit market difficulties do not have a material impact on our investment portfolio. However, future degradation in credit market conditions could have a material adverse effect on our financial position.
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio and our credit facility. We currently do not hedge our interest rate exposure.
As of December 28, 2012, we held an immaterial amount of cash equivalents and we have $124.1 million cash on hand. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk. We believe that the current risk of loss in fair value resulting from interest rate changes is minimal. At December 28, 2012, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under our credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows may be materially affected. As of December 28, 2012, we did not have any outstanding borrowings under our credit facility.
Foreign Exchange Risk
As of December 28, 2012, foreign currency cash accounts totaled $45.3 million, primarily in Japanese Yen, Euros, and British Pounds.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, payables, and other monetary assets and liabilities denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense), net in our condensed consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses, and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. Dollar relative to the foreign currency. Starting in July 2012, we have implemented a hedging strategy that is intended to mitigate our currency exposures by entering into foreign currency forward contracts that have maturities generally of one month or more. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts or cash flows.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $4.5 million change in the value of our foreign currency cash accounts.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information required to be disclosed in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 28, 2012.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 28, 2012, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
We generally derive a significant portion of our revenue from U.S. government entities, research institutions funded by the U.S. government and third parties that sell directly to the U.S. government through our subsidiary, Silicon Graphics Federal, Inc. For the three months ended December 28, 2012, such sales represented approximately 11.4% of our total revenue, excluding sales from system integrators. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.
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

The past several years have been characterized by weak global economic conditions including stock market volatility, tightened credit markets, concerns about both deflation and inflation, reduced demand for products, lower consumer confidence, reduced capital spending, liquidity concerns, business insolvencies and, more recently, concerns about the U.S. national debt and governmental spending cuts. Further declines and uncertainty about economic conditions, including uncertainty about future U.S. legislation regarding government deficit spending and the national debt, could negatively impact our customers' budgets, causing our customers to postpone their decision-making or decrease their spending or affecting our customers' ability to pay for our products, which would harm our operating results. In addition, one or more of our current service providers, manufacturers and other partners may go out of business, which could directly affect our ability to attain our operating goals on schedule and on budget.

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
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For the three months ended December 28, 2012, our top five customers worldwide accounted for approximately 47.1% of our total revenues, with one customer in the Americas segment accounting for 18.8% and the U.S. government, excluding sales to system integrators, accounting for 11.4% of total revenue.
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
During the three months ended December 28, 2012, we derived approximately 38.4% of our revenue from sales outside of the United States. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
We conduct a significant number of transactions in currencies other than the U.S. Dollar. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen, British Pound and the Canadian Dollar relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we have recently initiated foreign currency hedging transactions, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For the three months ended December 28, 2012, our combined revenue from our EMEA and APJ segments was $58.9 million. As of December 28, 2012, the balance in our foreign currency cash accounts was $45.3 million. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.

If we are unable to retain and attract adequate qualified personnel, we may not be able to execute on our business strategy.

In the past couple of years, we have experienced significant changes in our management team. In December 2011, Mark Barrenechea resigned from the positions of Chief Executive Officer and President effective January 1, 2012 and Ron Verdoorn, the Chairman of our Board of Directors, was appointed Interim Chief Executive Officer in accordance with the succession plan in place by the Nominating and Corporate Governance Committee of the Board of Directors. The Board of Directors appointed Jorge L. Titinger as Chief Executive Officer and President, effective February 27, 2012. In addition, Timothy Pebworth resigned as Vice President and Chief Accounting Officer effective April 20, 2012, and James Wheat resigned as Senior Vice President, Chief Financial Officer and Chief Accounting Officer effective May 14, 2012, each for personal reasons. On April 30, 2012, Robert Nikl was appointed as Executive Vice President and Chief Financial Officer effective May 15, 2012. Mekonnen Asrat joined the company as Vice President and Corporate Controller on June 27, 2012 and became our Principal Accounting Officer on August 6, 2012. On January 21, 2013, Cassio Conceicao joined SGI as Executive Vice President and Chief Operating Officer, a newly created position at the company.

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
Dated: February 1, 2013