Form 10-Q
period 2013-03-29
Silicon Graphics International Corp
filed 2013-05-03
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 30, 2013, there were 33,821,838 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended			Nine Months Ended
	March 29, 2013	March 30, 2012		March 29, 2013	March 30, 2012

Revenue
Product	$173,142	$131,290		$413,580	$364,297
Service	44,545	47,910		132,112	147,354
Combined product and service	14,901	20,190		51,003	61,848
Total revenue	232,588	199,390		596,695	573,499
Cost of revenue
Product	144,190	109,396		343,184	296,029
Service	26,969	25,620		79,524	80,990
Combined product and service	8,937	12,864		31,721	40,149
Total cost of revenue	180,096	147,880		454,429	417,168
Gross profit	52,492	51,510		142,266	156,331
Operating expenses:
Research and development	15,518	14,982		45,017	47,427
Sales and marketing	19,824	21,824		59,059	66,722
General and administrative	14,924	16,176		41,496	47,860
Restructuring	740	19		5,081	129
Total operating expenses	51,006	53,001		150,653	162,138
Income (loss) from operations	1,486	(1,491)		(8,387)	(5,807)
Total other income (expense), net:
Interest income (expense), net	(11)	(126)		(278)	(150)
Other income (expense), net	(359)	913		(1,253)	(230)
Total other income (expense), net	(370)	787		(1,531)	(380)
Income (loss) before income taxes	1,116	(704)		(9,918)	(6,187)
Income tax (benefit) provision	(8,108)	458		(11,563)	(112)
Net income (loss)	$9,224	$(1,162)		$1,645	$(6,075)

Basic and diluted net income (loss) per share:			`
Basic	$0.28	$(0.04)		$0.05	(0.19)
Diluted	$0.27	$(0.04)		$0.05	$(0.19)

Shares used in computing basic and diluted net income (loss) per share
Basic	33,201	31,783		32,593	31,557
Diluted	34,467	31,783		33,295	31,557

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012

Net income (loss)	$9,224	$(1,162)	$1,645	$(6,075)
Other comprehensive income (loss):
Unrecognized gain (loss) on defined benefit plans, net of zero tax	44	(1)	128	(157)
Foreign currency translation adjustment, net of zero tax	(492)	(1,591)	(705)	(969)
Total comprehensive income (loss)	$8,776	$(2,754)	$1,068	$(7,201)

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 29, 2013	June 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$149,394	$104,851
Current portion of restricted cash and cash equivalents	670	980
Accounts receivable, net of allowance for doubtful accounts of $1,209 and $1,597 as of March 29, 2013 and June 29, 2012, respectively	98,577	98,293
Inventories	76,338	123,391
Deferred cost of revenue	30,081	49,407
Prepaid expenses and other current assets	22,502	18,443
Total current assets	377,562	395,365
Non-current portion of restricted cash and cash equivalents	2,935	3,088
Property and equipment, net	26,027	27,404
Intangible assets, net	5,534	8,675
Non-current portion of deferred cost of revenue	9,719	17,466
Other assets	44,491	44,882
Total assets	$466,268	$496,880
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,305	$69,448
Credit facility	—	15,200
Accrued compensation	26,485	24,246
Current portion of deferred revenue	112,465	124,924
Other current liabilities	54,543	48,587
Total current liabilities	248,798	282,405
Non-current portion of deferred revenue	55,496	64,717
Long-term income taxes payable	11,602	20,568
Retirement benefit obligations	11,353	11,484
Other non-current liabilities	4,604	6,814
Total liabilities	331,853	385,988
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 34,610 shares and 32,723 shares issued at March 29, 2013 and June 29, 2012, respectively	34	33
Additional paid-in capital	507,355	484,461
Treasury stock, at cost (779 shares at March 29, 2013 and 749 shares at June 29, 2012)	(5,352)	(4,912)
Accumulated other comprehensive loss	(2,057)	(1,480)
Accumulated deficit	(365,565)	(367,210)
Total stockholders' equity	134,415	110,892
Total liabilities and stockholders' equity	$466,268	$496,880

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 29, 2013	March 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,645	$(6,075)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,680	11,220
Share-based compensation	7,816	7,925
Release of liability for unrecognized tax benefits	(10,306)	—
Other	1,071	664
Changes in operating assets and liabilities:
Accounts receivable	(4,903)	(29,856)
Inventories	42,047	(26,575)
Deferred cost of revenue	26,118	28,389
Prepaid expenses and other assets	(8,000)	(3,585)
Accounts payable	(12,791)	(6,705)
Deferred revenue	(16,119)	(28,577)
Other liabilities	10,375	(8,235)
Net cash provided by (used in) operating activities	47,633	(61,410)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,841)	(5,609)
Other	1,743	(2,450)
Net cash used in investing activities	(1,098)	(8,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of credit facility	(15,300)	—
Proceeds from draw-down	—	15,000
Funding of restricted stock units withheld for taxes	(1,375)	(1,037)
Purchase of treasury stock	(440)	—
Proceeds from issuance of common stock upon exercise of stock options	13,010	1,841
Proceeds from issuance of common stock under employee stock purchase plan	3,444	3,262
Net cash (used in) provided by financing activities	(661)	19,066
Effect of exchange rate changes on cash and cash equivalents	(1,331)	(593)
Net increase (decrease) in cash and cash equivalents	44,543	(50,996)
Cash and cash equivalents-beginning of period	104,851	139,868
Cash and cash equivalents-end of period	$149,394	$88,872

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes paid	$1,300	$1,012

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the three months ended March 29, 2013 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 29, 2012.
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
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued the guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2014, at which time the Company will include the required disclosures. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.

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

	March 29, 2013
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$20,012	$20,012	$—	$—	$20,012
Investments held by insurance companies	6,127	—	6,127	—	6,127
Total assets measured at fair value	$26,139	$20,012	$6,127	$—	$26,139

	June 29, 2012
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
U.S treasuries	$5,530	$5,530	$—	$—	$5,530
Investments held by insurance companies	6,127	—	6,127	—	6,127
Total assets measured at fair value	$11,657	$5,530	$6,127	$—	$11,657

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended March 29, 2013 and March 30, 2012. The Company’s cash equivalents, consisting of U.S. treasuries and money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
Level 2 assets include investments that are pooled with other investment held by insurance companies within that general funds for our pension plans. The investments held by the insurance companies are valued by taking the percentage owned by the plan in the underlying net asset value of the insurance company's general fund.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair values of accounts receivable, accounts payable, and accrued liabilities, due within one year approximates their carrying values because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
As of March 29, 2013 and June 29, 2012, the Company had no assets or liabilities measured at fair value on a non-recurring basis.

5. INVENTORIES
Inventories consist of the following (in thousands):

	March 29, 2013	June 29, 2012
Finished goods	$15,701	$47,728
Work in process	17,776	22,666
Raw materials	42,861	52,997
Total inventories	$76,338	$123,391

Finished goods include inventory in transit, at customer sites undergoing installation, or testing prior to customer acceptance; such amounts were $6.0 million at March 29, 2013 and $25.7 million at June 29, 2012.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	March 29, 2013	June 29, 2012
Value-added tax receivable	$11,721	$9,831
Prepaid taxes	3,743	1,555
Deferred income taxes	106	—
Other prepaid and current assets	6,932	7,057
Total prepaid expenses and other current assets	$22,502	$18,443

7. INTANGIBLE ASSETS, NET
Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	At March 29, 2013
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(5,405)	$1,495
Purchased technology	5	7,800	(5,745)	2,055
Customer backlog	(a)	10,540	(9,459)	1,081
Trademark/trade name portfolio	5	3,667	(2,894)	773
Patents	2	200	(200)	—
Other intangible assets	(b)	130	—	$130
Total		$29,237	$(23,703)	$5,534

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Intangible Asset Class	Weighted Average Useful Life (in Years)	At June 29, 2012
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$7,245	$(4,407)	$2,838
Purchased technology	5	7,800	(4,980)	2,820
Customer backlog	(a)	10,695	(9,115)	1,580
Trademark/trade name portfolio	5	3,738	(2,365)	1,373
Patents and other	2	340	(276)	64
Total		$29,818	$(21,143)	$8,675
(a) The customer backlog intangible asset is amortized as revenue recognition criteria is met for a particular customer order, reflecting the use of the asset.
(b) Other intangible asset with an indefinite life
Intangible assets amortization expense was $0.9 million and $1.2 million in the three months ended March 29, 2013 and March 30, 2012, respectively. Intangible assets amortization expense was $2.8 million and $4.1 million in the nine months ended March 29, 2013 and March 30, 2012, respectively.
As of March 29, 2013, expected amortization expense for all intangible assets was as follows (in thousands):

Fiscal Year	Amortization Expense
2013 (remaining three months)	$891
2014	3,288
2015	473
2016	393
2017 and thereafter	489
$5,534

8. OTHER ASSETS
Other assets consist of the following (in thousands):

	March 29, 2013	June 29, 2012
Long-term service inventory	$15,407	$13,494
Restricted pension plan assets	7,750	7,318
Deferred tax assets	15,438	15,438
Long-term refundable deposits	3,349	3,943
Other assets	2,547	4,689
Total other assets	$44,491	$44,882

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

9. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	March 29, 2013	June 29, 2012
Accrued sales and use tax payable	$16,068	$10,795
Deferred tax liabilities	15,158	15,158
Accrued warranty, current portion	3,643	4,054
Accrued professional services fees	5,142	5,657
Income taxes payable	371	1,740
Accrued restructuring and severance	1,878	1,849
Other	12,283	9,334
Total other current liabilities	$54,543	$48,587

10. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	March 29, 2013	June 29, 2012
Accrued warranty, non-current portion	$2,653	$3,248
Other	1,951	3,566
Total other non-current liabilities	$4,604	$6,814

11. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Balance at beginning of period	$6,541	$8,036	$7,302	$7,578
Current period accrual	1,150	1,308	3,404	4,627
Warranty expenditures charged to accrual	(1,154)	(1,341)	(3,554)	(3,751)
Changes in accrual for pre-existing warranties	(241)	(439)	(856)	(890)
Balance at end of period	$6,296	$7,564	$6,296	$7,564

12. RESTRUCTURING ACTIVITY
On March 16, 2012, the Company's Board of Directors approved a restructuring action to streamline operations and decrease operating expense, reducing approximately 25% of the Company's European workforce and closing certain legal entities and offices in Europe.
In connection with the restructuring action, the Company expects to incur pre-tax cash charges (including charges recorded in fiscal 2012) between $14.0 million and $17.0 million, which consist of pre-tax cash charges between $13.0 million and $16.0 million for employee termination benefits, and up to $1.0 million for the planned office and legal entity closures, which expenses include contract termination costs and other associated costs. The Company expects to recognize the majority

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of the expense associated with the employee termination benefits during fiscal 2013. Total expense incurred in connection with this restructuring plan for the three and nine months ended March 29, 2013 was $0.7 million and $5.1 million, respectively.
The restructuring expense is included in operating expenses in the accompanying condensed consolidated statements of operations. The total restructuring liability was $1.3 million as of March 29, 2013, all of which is classified as current liabilities in the accompanying consolidated balance sheet.
Activity in accrued restructuring for this restructuring action through March 29, 2013 was as follows (in thousands):

Employee Terminations
Balance at June 29, 2012	$1,621
Costs incurred	1,474
Cash payments	(2,377)
Balance at September 28, 2012	718
Costs incurred	2,866
Cash payments	(578)
Balance at December 28, 2012	3,006
Costs incurred	740
Cash payments	(2,418)
Balance at March 29, 2013	$1,328

13. CREDIT FACILITY
On December 5, 2011, the Company entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a feature that allows the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012, the revolver amount was increased by $5.0 million to an aggregate principal amount of $40.0 million. On February 25, 2013, the Company amended the agreement and reduced the revolver amount by $15.0 million from an aggregate principal amount of $40.0 million to $25.0 million. The credit facility includes a $10.0 million letter of credit subfacility. See Note 20 "Commitments and Contingencies" for more information regarding the letter of credit.
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
In December 2012, the Company made a $15.7 million payment to pay off the outstanding balance on the credit facility, which included $0.4 million of accrued interest. Accordingly, as of March 29, 2013, the Company had no outstanding balance owed on the credit facility. As of March 29, 2013, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier. The Company was in compliance with all covenants as of March 29, 2013.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

14. SHARE-BASED COMPENSATION
During the three and nine months ended March 29, 2013 and March 30, 2012, the Company granted stock options and restricted stock units to employees and non-employee directors under its 2005 Equity Incentive Plan and issued shares of the Company's common stock to participating employees under its 2005 Employee Stock Purchase Plan. Total share-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Cost of revenue	$391	$368	$1,262	$1,035
Research and development	619	526	1,746	1,548
Sales and marketing	473	458	1,282	1,258
General and administrative	1,326	2,264	3,526	4,084
Total share-based compensation expense	$2,809	$3,616	$7,816	$7,925

Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Option Plans Shares
Risk-free interest rate	0.8%	0.8%	0.7%	1%
Volatility	65.1%	63.8%	66.1%	70.0%
Weighted average expected life (in years)	5.00	4.76	5.00	4.73
Expected dividend yield	—	—	—	—
Weighted average fair value	$5.66	$5.36	$4.83	$7.17

ESPP Plan shares
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Volatility	82.6%	76.1%	83.0%	78.4%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	—	—	—	—
Weighted average fair value	$5.77	$4.37	$4.75	$5.38

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Stock Option Activity
A summary of stock option activity for the nine months ended March 29, 2013 was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 29, 2012	3,703,660	$10.79
Options granted	154,000	8.87
Options exercised	(1,215,356)	10.74
Options cancelled	(215,661)	12.40
Balance at March 29, 2013	2,426,643	$10.55	6.96	$9,503
Vested and expected to vest at March 29, 2013	2,271,522	$10.57	6.85	$8,818
Exercisable at March 29, 2013	1,472,902	$10.91	5.92	$5,827
The total intrinsic value of options exercised in the nine months ended March 29, 2013 and March 30, 2012 was $3.9 million and $1.0 million, respectively. The total fair value of shares vested during the nine months ended March 29, 2013 and March 30, 2012 was $3.2 million and $2.2 million, respectively.
As of March 29, 2013, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.14 years.
Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the nine months ended March 29, 2013:

Number of Shares
Balance at June 29, 2012	918,764
Awarded	950,139
Released	(295,118)
Forfeited	(117,250)
Balance at March 29, 2013	1,456,535
Vested and expected to vest at March 29, 2013	1,128,162

In August 2012, the Company granted time-based RSUs ("executive time-based RSUs") and performance-based RSUs (“executive PSUs”) to members of the Company's executive management team.  The executive time-based RSUs vest over four years, with 25% vesting after one year and an additional 6.25% vesting quarterly thereafter, subject to the recipient's continuous service through each vesting date. The executive PSUs are eligible to vest upon the achievement of certain financial performance criteria for the Company for fiscal 2013.  If the performance criteria are not met, none of the executive PSUs will vest and will be forfeited.  If the performance criteria are met, 25% of the executive PSUs would vest following the Company's public announcement of financial results for fiscal 2013 and the remaining 75% of the executive PSUs would vest in three annual installments thereafter, subject to the recipient's continued service through each vesting date.  For purposes of reporting and determining the share-based compensation expense, the company estimated that 298,000 PSUs will be awarded as of March 29, 2013.  The Company assesses the achievement of these performance metrics on a quarterly basis.
As of March 29, 2013, there was $8.7 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.74 years.

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

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
RSUs shares withheld for taxes	66,254	22,673	113,399	79,730
RSUs amounts withheld for taxes	$995	$222	$1,371	$1,040
Employee Stock Purchase Plan
At March 29, 2013, the total unrecognized compensation cost related to rights to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $1.5 million. This cost will be amortized on a straight-line basis over approximately 1.9 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the three and nine months ended March 29, 2013 and March 30, 2012. Beginning in February 2013, the Company offered this benefit to employees in various international locations. Prior to that, the ESPP was offered primarily to employees located in the U.S.

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Shares issued	256,972	248,785	485,707	508,132
Weighted-average purchase price per share	$6.76	$6.87	$7.09	$6.42

15. STOCK REPURCHASE PROGRAM

On January 11, 2013, the Company's board of directors approved a plan for the Company to repurchase shares of its common stock with a market value of up to $15.0 million. The Company's common stock may be repurchased in the open market or through negotiated transactions, including 10b5-1 trading plans that would enable the company to repurchase its shares during periods outside of its normal trading windows. The repurchase program expires December 31, 2014. Purchases will cease if the authorized funds are spent or the program is discontinued. The Company is not obligated to acquire any particular amount of stock, and the program may be suspended or terminated at any time at the company's discretion.

The following table shows the total number of shares repurchased during the period (in thousands, except per share amount):

	Treasury Stock
	Number of Shares	Amount	Average Purchase Price Per Share
Balance at June 29, 2012	749	$4,912	$6.56
Repurchase of Treasury Stock:
Three months ended March 29, 2013	30	440	$14.83
Balance at March 29, 2013	779	$5,352	$6.87

Amount available to purchase		$14,560

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

16. EARNINGS PER SHARE
Basic net income (loss) per common share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding and dilutive common shares outstanding during the period. The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by accounting principles generally accepted in the U.S.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended March 29, 2013 and March 30, 2012 (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Numerator:
Net income (loss)	$9,224	$(1,162)	$1,645	$(6,075)

Denominator:
Weighted-average common shares - basic	33,201	31,783	32,593	31,557
Effect of dilutive potential common shares	1,266	—	702	—
Weighted-average common shares - diluted	34,467	31,783	33,295	31,557

Basic net income (loss) per share	$0.28	$(0.04)	$0.05	$(0.19)
Diluted net income (loss) per share	$0.27	$(0.04)	$0.05	$(0.19)
The following potential common shares have been excluded from the basic net income (loss) per share calculations, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Options, RSUs, and ESPP	2,623	4,702	3,230	4,761

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

17. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
The net periodic benefit cost of the German and Japan plans were comprised of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net periodic benefit cost
Service cost	$170	$178	$524	$694
Interest expense	144	155	426	508
Expected return on plan assets	(45)	(44)	(138)	(137)
Amortization of actuarial losses	44	—	129	—
Loss on settlement	—	—	—	992
Gain from curtailment	—	—	—	(1,265)
Net periodic benefit cost	$313	$289	$941	$792

In October 2011, SGI Japan, Ltd ("SGI Japan"), its employees, and the Japanese Ministry of Health, Labor and Welfare approved an action to change SGI Japan's retirement benefit plan effective October 1, 2011 in accordance with the Defined Benefit Corporate Pension Law and Defined Contribution Corporate Pension Law of 2001 (the "Acts"). SGI Japan shifted a portion of its defined benefit plan to a defined contribution plan and modified the terms of its defined benefit plan in accordance with the Acts. The change in the retirement benefit plan reduced SGI Japan's retirement benefit obligation and resulted in a gain from curtailment of $1.3 million and a loss from settlement of $1.0 million for the nine months ended March 30, 2012.

18. INCOME TAXES
The Company recorded a tax benefit of $8.1 million and $11.6 million for the three and nine months ended March 29, 2013, respectively. The tax benefit primarily was comprised of the reversal of previously recorded unrecognized tax benefits in Canada and Israel, and a refund of provincial taxes in Canada, partially offset by tax liability computed based on the Company’s projected foreign financial results for the year ending June 28, 2013, state taxes, and tax and interest for unrecognized tax benefits. The reversal of the unrecognized tax benefits in Canada and the recording of a provincial refund due to the Company was the result of the conclusion of an income tax audit for fiscal years 1996 to 2004 by the Canada Revenue Agency. The Company also recorded a tax benefit for the abatement of interest granted by the Canada Revenue Agency. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 29, 2013 primarily due to the tax rate differential of the Company's foreign operations, utilization of net operating losses, audit settlements and reversals of previously accrued taxes in foreign jurisdictions.
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
As of March 29, 2013, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company had approximately $4.8 million of gross unrecognized tax benefit as of March 29, 2013, of which $2.6 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of March 29, 2013, the Company also had approximately $8.6 million of interest and penalties attributable to the gross unrecognized tax benefits.
The income tax audit of fiscal years 1996 to 2004 by the Canadian tax authorities was concluded during the quarter ended March 29, 2013. The Company recorded a tax benefit of approximately $8.4 million and $12.7 million for the three and nine months ended March 29, 2013, comprised primarily of the abatement of interest granted by the Canada Revenue Agency, the reversal of previously recorded unrecognized tax benefits, and a provincial refund due to the Company as a result of the conclusion of the audit. It is reasonably possible that over the next twelve month period, the Company may experience an increase or a decrease in other unrecognized tax benefits.

19. SEGMENT INFORMATION
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Results
Summary information by operating segment for the three and nine months ended March 29, 2013 and March 30, 2012 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Total revenue
Americas	$142,215	$128,321	$377,958	$350,434
APJ	36,314	44,660	108,483	141,639
EMEA	54,059	26,409	110,254	81,426
Total revenue	$232,588	$199,390	$596,695	$573,499

Product revenue
Americas	$119,341	$107,580	$312,681	$285,065
APJ	19,854	25,253	59,280	81,144
EMEA	47,945	17,406	89,534	56,025
Total product revenue	$187,140	$150,239	$461,495	$422,234

Service revenue
Americas	$22,874	$20,741	$65,277	$65,369
APJ	16,460	19,407	49,203	60,495
EMEA	6,114	9,003	20,720	25,401
Total service revenue	$45,448	$49,151	$135,200	$151,265

Operating income (loss)
Americas	$8,374	$(2,083)	$13,005	$(348)
APJ	3,018	1,749	342	3,710
EMEA	(9,906)	(1,157)	(21,734)	(9,169)
Total operating income (loss)	$1,486	$(1,491)	$(8,387)	$(5,807)
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
Customer information
For the three months ended March 29, 2013, two customers from the Americas segment each accounted for approximately 13% of the Company's revenue and various agencies of the United States government, excluding system integrators (collectively, U.S. government), accounted for approximately 26% of the Company's revenue. For the three months ended March 30, 2012, two customer from the Americas segment each accounted for approximately 13% of the Company's revenue.
For the nine months ended March 29, 2013, one customer from the Americas segment accounted for approximately 16% of the Company's revenue and various agencies of the U.S. government, excluding system integrators, accounted for

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

approximately 18% of the Company's revenue. For the nine months ended March 30, 2012, one customer from the Americas segment accounted for approximately 14% of the Company's revenue.
At March 29, 2013, one customer accounted for approximately 15% of the Company's accounts receivable. At June 29, 2012, one customer accounted for approximately 28% of the Company's accounts receivable.
Geographic Information
International sales to Japan and France both accounted for 10% or more of total revenue, were $66.7 million or 29% for the three months ended March 29, 2013. For the nine months ended March 29, 2013, our international sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were $83.7 million or 14% of revenues. For the three and nine months ended March 30, 2012, our international sales to Japan, the only single foreign country which accounted for ten percent or more of revenues, were $35.7 million or 18%, and $111.0 million or 19% of revenues, respectively. No other individual foreign country's revenue accounted for 10% or more of revenues in the three and nine months ended March 29, 2013 and March 30, 2012.

20. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at March 29, 2013 was $3.8 million for which the Company has $3.6 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets.

21. COMMITMENTS AND CONTINGENCIES
Letter of Credit
The Company's credit facility includes a $10.0 million letter of credit subfacility. As of March 29, 2013, the Company has $2.0 million of outstanding letter of credit to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. See Note 13 for more information regarding the credit facility.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 29, 2013. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of March 29, 2013.
Contingencies
The Company may, from time to time, be involved in legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, domestic and international federal, state and local tax reviews and audits, and other matters. The Company also may be subject to litigation and/or adverse rulings or judgments as a result of certain contractual indemnification obligations. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and it can reasonably estimate the amount of the loss. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Third parties in the past have asserted, and may in the future assert, intellectual property infringement claims against the Company, and such future claims, if proven, could require the Company to pay substantial damages or to redesign its existing products or pay fees to obtain cross-license agreements. Litigation may be necessary in the future to enforce or defend the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of its proprietary rights or the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm the Company's business, operating results and financial condition. Further, many of the Company's current and potential competitors have the ability to dedicate substantially greater resources to enforcing and defending their intellectual property rights than the Company.
Additionally, from time to time, the Company receives inquiries from regulatory agencies informally requesting information or documentation. There can be no assurance in any given case that such informal review will not lead to further proceedings involving the Company in the future.
The Company is not aware of any pending disputes, including those outlined above, that would be likely to have a material adverse effect, either individually or in the aggregate, on its consolidated financial condition, results of operations or liquidity. However, litigation is subject to inherent uncertainties and costs and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, cash or other settlement, or an injunction prohibiting it from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows of the period in which the resolution occurs or on future periods.
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
Our revenue mix by geography shows that we continue to have strong international presence with 41.4% and 39.6% of total revenue from sales outside of the U.S. in the three and nine months ended March 29, 2013, respectively. In addition, our customer base continues to expand in various sectors, including the public, cloud and manufacturing sectors.

Results of Operations
Summarized below are the results of our operations for the three and nine months ended March 29, 2013 as compared to the three and nine months ended March 30, 2012.
Financial Highlights

•
Our total revenue for the three months ended March 29, 2013 was $232.6 million, an increase of $33.2 million or 16.6%, from the comparable period in fiscal year 2012. In addition, revenue increased $23.2 million or 4.0% to $596.7 million in the nine months ended March 29, 2013 from $573.5 million in the nine months ended March 30, 2012. The increase was due primarily as a result of increased product sales n our product sales in our EMEA and Americas segments, where we recognized a number of significant large deals during the quarter. This was slightly offset by decreased service revenue in our EMEA and APJ geographic segments.

•
Our overall gross margin decreased by 3.2 percentage points from 25.8% in the three months ended March 30, 2012 to 22.6% in the three months ended March 29, 2013. The unfavorable change in the overall gross margin in the three months ended March 29, 2013 was due to unfavorable margins resulting from two significant low margin deals recognized during the third quarter of fiscal 2013. Our overall gross margin decreased by 3.5 percentage points from 27.3% in the nine months ended March 30, 2012 to 23.8% in the nine months ended March 29, 2013. The decrease for the nine months ended March 29, 2013 was also a result of the low margin deals previously discussed as well as a number of similar deals recognized during the first quarter of fiscal 2013 in Japan and EMEA. In addition, we also experienced higher excess and obsolete inventory charges during the first nine months of fiscal 2013. Our service margins declined by 6.5 percentage points and 5.2 percentage points for both the three and nine months ended March 29, 2013, respectively, largely as a result of lower support services revenue as our new products replace our installed base of older generation products which had higher margin support contracts. Typically our service revenue is recognized ratably over the respective service periods.

•
Our research and development and selling, general and administrative expenses were $50.3 million in the three months ended March 29, 2013 compared to $53.0 million in the prior year comparable quarter. Our research and development and selling, general and administrative expenses was $145.6 million for nine months ended March 29, 2013, a decrease of $16.4 million compared to $162.0 million for the nine months ended March 30, 2012. A primary driver of this decline was the decrease in compensation and related expenses due to reductions in headcount. Total headcount as of March 29, 2013 was 1,437, which reflects a reduction of 125 employees from 1,562 as of March 30, 2012 due to restructuring actions in fiscal 2012 and 2011 attrition. The savings from the headcount reductions more than offset the increases in salaries and wages due to merit increases. We have also been controlling our costs across all functions in order to streamline our operations and reduce operating expenses and have also benefited from lower charges for the amortization of intangible assets as these assets are nearing full amortization.

•
We incurred restructuring expense of $0.7 million and $5.1 million in the three and nine months ended March 29, 2013, respectively, as part of the fiscal 2012 restructuring action primarily focused on cost reductions in Europe.

•
We recognized net income for the three months ended March 29, 2013 of $9.2 million compared to net loss of $1.2 million in the comparable quarter last year. Net income for the nine months ended March 29, 2013 was $1.6 million, compared to a net loss of $6.1 million for the nine months ended March 30, 2012. The $10.4 million increase in our net income for the three months ended March 29, 2013 compared to the comparable quarter last year was mainly driven by the income tax benefit recorded as a result of reversals of unrecognized tax benefits as well as our decreased cost structure. This was partially offset by two significant low margin deals that were recognized during the quarter. The $7.7 million increase in net income from the nine months ended March 30, 2012 was mainly driven by income tax benefit recorded as a result of unrecognized tax benefits, the decrease in our total operating expenses, which was partially offset by low margin deals that were recognized during the first and third quarters of fiscal 2013.

•	We are continuing to streamline our operations and have tight controls over our spending in order to help achieve our long-term operating target goals.
Revenue, cost of revenue, gross profit and gross margin
Our revenue mix by geography shows that we continue to have a strong international presence with 41.4% and 39.6% of total revenue attributed to international sales in the three and nine months ended March 29, 2013, respectively. In addition, our customer base continues to expand in various sectors, including the public, cloud and manufacturing sectors.
The following table presents revenue by operating segment for the three and nine months ended March 29, 2013 and March 30, 2012 (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 29, 2013	March 30, 2012	$	%	March 29, 2013	March 30, 2012	$	%
Total revenue
Americas	$142,215	$128,321	$13,894	10.8%	$377,958	$350,434	$27,524	7.9%
APJ	36,314	44,660	(8,346)	(18.7)%	108,483	141,639	(33,156)	(23.4)%
EMEA	54,059	26,409	27,650	104.7%	110,254	81,426	28,828	35.4%
Total revenue	$232,588	$199,390	$33,198	16.6%	$596,695	$573,499	$23,196	4.0%

Product revenue
Americas	$119,341	$107,580	$11,761	10.9%	$312,681	$285,065	$27,616	9.7%
APJ	19,854	25,253	(5,399)	(21.4)%	59,280	81,144	(21,864)	(26.9)%
EMEA	47,945	17,406	30,539	175.5%	89,534	56,025	33,509	59.8%
Total product revenue	$187,140	$150,239	$36,901	24.6%	$461,495	$422,234	$39,261	9.3%

Service revenue
Americas	$22,874	$20,741	$2,133	10.3%	$65,277	$65,369	$(92)	(0.1)%
APJ	16,460	19,407	(2,947)	(15.2)%	49,203	60,495	(11,292)	(18.7)%
EMEA	6,114	9,003	(2,889)	(32.1)%	20,720	25,401	(4,681)	(18.4)%
Total service revenue	$45,448	$49,151	$(3,703)	(7.5)%	$135,200	$151,265	$(16,065)	(10.6)%
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
Segment Operating Performance
Americas
Revenue from our Americas segment increased $13.9 million or 10.8% to $142.2 million in the three months ended March 29, 2013 from $128.3 million in the three months ended March 30, 2012. The increase in Americas revenue was driven by higher product revenue as well as an increase in service revenue. Product revenue increased by $11.8 million primarily due to the strength in sales of our scale-out compute solutions, software and third party products. This increase in product revenue was partially offset by a decrease in sales of our scale-up solutions. We also experienced an increase in service revenue of $2.1 million primarily as a result of the sale of standard maintenance contracts as well as custom maintenance contracts that are associated with our customers using new products or replacing their existing installed base of older generation products. The increase in service revenue is primarily due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. The Americas segment represented 61.1% and 64.4% of the total revenue in the three months ended March 29, 2013 and March 30, 2012, respectively. The Americas segment represented a lower portion of total revenue during the three months ended March 29, 2013, primarily due to the significant increase in the EMEA segment.
Revenue from our Americas segment increased $27.5 million or 7.9% to $378.0 million in the nine months ended March 29, 2013 from $350.4 million in the nine months ended March 30, 2012. The increase in Americas revenue was driven primarily by higher product revenue as well as a decrease in service revenue of $0.1 million. Product revenue increased by $27.6 million primarily due to the strength in sales of our scale-out compute solutions, software and third party products. This increase in product revenue was partially offset by a decrease in sales of our scale-up compute and storage solutions. Our service revenue was $65.3 million in the nine months ended March 29, 2013, or about flat compared to comparable quarter last year. Service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. The Americas segment represented 63.3% and 61.1% of the total revenue in the nine months ended March 29, 2013 and March 30, 2012, respectively.

APJ
Revenue from our APJ segment decreased $8.3 million or 18.7% to $36.3 million in the three months ended March 29, 2013 from $44.7 million in the three months ended March 30, 2012. The revenue decline in APJ is primarily driven by lower product revenue for our scale-up and scale-out solutions and our third party products which was driven primarily in Japan. Our revenue for the three months ended March 29, 2013 is comprised of $19.9 million from product sales and $16.5 million from services compared to product and service revenue of $25.3 million and $19.4 million, respectively, for the three months ended March 30, 2012. The decrease in service revenue is primarily due to timing of when services were performed on consulting and product integration services as our new products replace our installed base of older generation products. During the three months ended March 30, 2012, we generated a large portion of revenue in Japan for professional services to assist our customers with the implementation of and training of new products. These types of services are typically non-recurring in nature as customers become more accustomed to our next generation products. We are also experiencing a slight deterioration in customer service contracts as existing maintenance contracts are lapsing at a faster rate than we are able to renew or enter into new contracts. The APJ segment represented 15.6% and 22.4% of the total revenue in the three months ended March 29, 2013 and March 30, 2012, respectively.
Revenue from our APJ segment decreased $33.2 million or 23.4% to $108.5 million in the nine months ended March 29, 2013 from $141.6 million in the nine months ended March 30, 2012. The revenue decline in APJ is primarily driven by lower product revenue for our scale-up and software solutions as well as third party products, partially offset by higher revenue generated in our scale-out solutions. Our revenue for the nine months ended March 29, 2013 is comprised of $59.3 million from product sales and $49.2 million from services compared to product and service revenue of $81.1 million and $60.5 million, respectively, for the nine months ended March 30, 2012. The decrease in service revenue is attributable to the timing of professional services provided as well as a slight deterioration in customer service maintenance contracts as discussed above. The APJ segment represented 18.2% and 24.7% of the total revenue in the nine months ended March 29, 2013 and March 30, 2012, respectively.

EMEA
Revenue from our EMEA segment increased $27.7 million or 104.7% to $54.1 million in the three months ended March 29, 2013 from $26.4 million in the three months ended March 30, 2012. The increase in product revenue of $30.5 million is primarily driven by higher product revenue for our scale-out products as well as increases in our storage and scale-up solutions. This was offset by a slight decrease in service revenue of $2.9 million. The decrease in service revenue is attributable to the timing of professional services provided. We are also experiencing a slight deterioration in our customer service maintenance contracts as existing maintenance contracts are lapsing at a faster rate than we are able to renew or enter into new contracts. These types of services are typically non-recurring in nature as customers become more accustomed to our next generation products. The EMEA segment represented 23.2% and 13.2% of the total revenue in the three months ended March 29, 2013 and March 30, 2012, respectively.
Revenue from our EMEA segment increased $28.8 million or 35.4% to $110.3 million in the nine months ended March 29, 2013 from $81.4 million in the nine months ended March 30, 2012. The increase in revenue is primarily driven by higher products revenue for scale out products of $30.5 million as well as our storage solutions. This was offset by a decrease in service revenue of $4.7 million. The decrease in service revenue is attributable to the timing of professional services provided as well as a slight deterioration in customer service maintenance contracts as discussed above. The EMEA segment represented 18.5% of the total revenue in the nine months ended March 29, 2013 and 14.2% in the nine months ended March 30, 2012, respectively.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine months ended March 29, 2013 and March 30, 2012 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 29, 2013	March 30, 2012	$	%	March 29, 2013	March 30, 2012	$	%

Cost of product revenue	$152,523	$121,263	$31,260	25.8%	$372,470	$333,347	$39,123	11.7%
Cost of service revenue	27,573	26,617	956	3.6%	81,959	83,821	(1,862)	(2.2)%
Total cost of revenue	$180,096	$147,880	$32,216	21.8%	$454,429	$417,168	$37,261	8.9%

Product gross profit	34,617	28,976	5,641	19.5%	89,025	88,887	138	0.2%
Service gross profit	17,875	22,534	(4,659)	(20.7)%	53,241	67,444	(14,203)	(21.1)%
Total gross profit	$52,492	$51,510	$982	1.9%	$142,266	$156,331	$(14,065)	(9.0)%

Product gross margin	18.5%	19.3%			19.3%	21.1%
Service gross margin	39.3%	45.8%			39.4%	44.6%
Total gross margin	22.6%	25.8%			23.8%	27.3%
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
Overall gross profit increased by $1.0 million to $52.5 million in the three months ended March 29, 2013 from $51.5 million in the three months ended March 30, 2012 primarily due to an increase in revenue volume in the Americas segment. However, our overall gross margin decreased to 22.6% in the three months ended March 29, 2013 from 25.8% in the three months ended March 30, 2012. Our gross margin decreased primarily as a result of the low margin deals that occurred in the third quarter of fiscal 2013 in EMEA and Americas, impacting both our product and service margins. We also recorded higher excess and obsolete inventory charges during the three months ended March 29, 2013 compared to the three months ended March 30, 2012 which also contributed to the lower gross margin.
Overall gross profit decreased by $14.1 million to $142.3 million in the nine months ended March 29, 2013 from $156.3 million in the nine months ended March 30, 2012. Overall gross margin decreased to 23.8% in the nine months ended March 29, 2013 from 27.3% in the nine months ended March 30, 2012. Our gross margin decreased primarily as a result of the low margin deals described above as well as certain low margin deals that occurred in the first quarter of fiscal 2013 in Japan and EMEA. We also recorded higher excess and obsolete inventory charges during the nine months ended March 29, 2013 compared to the nine months ended March 30, 2012 which also contributed to the lower gross margin.
Product gross profit increased by $5.6 million to $34.6 million in the three months ended March 29, 2013 from $29.0 million in the three months ended March 30, 2012. Product gross margin decreased to 18.5% in the three months ended March 29, 2013 from 19.3% in the three months ended March 30, 2012. Product gross margin decreased by 0.8 percentage point on higher product revenue of $36.9 million primarily of the low margin deals that occurred in the third quarter of fiscal 2013 in EMEA and Americas. Service gross profit decreased $4.7 million or 20.7% to $17.9 million in the three months ended March 29, 2013 from $22.5 million in the three months ended March 30, 2012. Service gross margin decreased to 39.3% in the three months ended March 29, 2013 from 45.8% in the three months ended March 30, 2012 as a result of the low margin deals that were previously discussed.
Product gross profit increased $0.1 million or 0.2% to $89.0 million in the nine months ended March 29, 2013 from $88.9 million in the nine months ended March 30, 2012. Product gross margin decreased to 19.3% in the nine months ended March 29, 2013 from 21.1% in the nine months ended March 30, 2012 as a result of a few low margin product deals that occurred in both the first quarter of fiscal 2013 primarily in APJ and EMEA and the third quarter of fiscal 2013 in EMEA and the Americas compared to the nine month period ended March 30, 2012. Service gross profit decreased $14.2 million or 21.1% to $53.2 million in the nine months ended March 29, 2013 from $67.4 million in the nine months ended March 30, 2012. Service gross margin decreased to 39.4% in the nine months ended March 29, 2013 from 44.6% in the nine months ended March 30, 2012 primarily as a result of low margin deals that were previously discussed.
Operating Expenses
Operating expenses for the three and nine months ended March 29, 2013 and March 30, 2012 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 29, 2013	March 30, 2012	$	%	March 29, 2013	March 30, 2012	$	%

Research and development	$15,518	$14,982	$536	3.6%	$45,017	$47,427	$(2,410)	(5.1)%
Sales and marketing	19,824	21,824	(2,000)	(9.2)%	59,059	66,722	(7,663)	(11.5)%
General and administrative	14,924	16,176	(1,252)	(7.7)%	41,496	47,860	(6,364)	(13.3)%
Restructuring	740	19	721	3,794.7%	5,081	129	4,952	3,838.8%
Total operating expense	$51,006	$53,001	$(1,995)	(3.8)%	$150,653	$162,138	$(11,485)	(7.1)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense increased $0.5 million or 3.6% to $15.5 million in the three months ended March 29, 2013 from $15.0 million in the three months ended March 30, 2012. The slight increase in research and development expense is primarily due to an increase in depreciation expense as well as a slight increase in compensation and related expenses as we continue to invest in our research and development programs.
Research and development expense decreased $2.4 million or 5.1% to $45.0 million in the nine months ended March 29, 2013 from $47.4 million in the nine months ended March 30, 2012. The decrease in research and development expense is primarily due to a reduction in third party provider and non-recurring engineering costs of approximately $1.1 million and equipment and materials of $1.2 million as we were ramping up for new product introductions in fiscal 2012.

Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense decreased $2.0 million or 9.2% to $19.8 million in the three months ended March 29, 2013 from $21.8 million in the three months ended March 30, 2012. This decrease was primarily due to a decrease in our compensation and related expenses as a result of decreased headcount as well as lower commissions and bonus expense reflecting lower than expected achievement of sales commission targets and performance metrics compared to last year.
Sales and marketing expense decreased $7.7 million or 11.5% to $59.1 million in the nine months ended March 29, 2013 from $66.7 million in the nine months ended March 30, 2012. This reduction was primarily due to a decrease in our compensation and related expenses as a result of lower headcount as well as lower commissions and bonus expense reflecting lower achievement of sales commission targets and performance metrics. For the nine months ended March 29, 2013, we reduced our recruiting and marketing expenses by $0.2 million primarily due to cost control measures. In addition, we also benefited from a decrease in intangible amortization expense of $0.6 million as some of our intangible assets became fully amortized, resulting in lower intangible amortization expense.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, bad debt expense, share-based compensation, and facilities and information technology costs.
General and administrative expense decreased $1.3 million or 7.7% to $14.9 million in the three months ended March 29, 2013 from $16.2 million in the three months ended March 30, 2012. For the three months ended March 29, 2013, we reduced our professional fees, including legal related expenses and other third party consulting fees by approximately $0.6 million, primarily due to cost control measures. We have also benefited from lower compensation and related benefits as a result of the reduction of headcount and a decrease in share-based compensation expense of $0.9 million. Total share based compensation expense for the three months ended March 30, 2012 included a $1.3 million impact for the modification of certain terms of vested options held by the former Chief Executive Officer. This was partially offset by a net increase in bad debts of $0.3 million.
General and administrative expense decreased $6.4 million or 13.3% to $41.5 million in the nine months ended March 29, 2013 from $47.9 million in the nine months ended March 30, 2012. For the nine months ended March 29, 2013, we have reduced our professional fees, including legal related expenses and other third party consulting fees by approximately $1.6 million and recruiting fees by approximately $1.1 million, primarily due to cost control measures. We have also benefited from lower compensation and related benefits as a result of the reduction of headcount, a gain on the sale of assets of $0.4 million, as well as a decrease in share-based compensation expense of $0.6 million due to a stock modification discussed above. This was partially offset by a net increase in bad debts of $0.3 million and higher bonus expense reflecting achievement of performance metrics compared to last year.
Restructuring. Total restructuring expense related to our restructuring action in fiscal 2012 was approximately $0.7 million and $5.1 million for the three and nine months ended March 29, 2013, respectively and was $0.0 million and $0.1 million for the three and nine months ended March 30, 2012 in fiscal 2011. As a result of the restructuring action, we expect to incur between $14.0 million to $17.0 million of restructuring expense, of which we expect to recognize a portion in fiscal year 2014.

Total other income (expense), net
Total other income (expense), net for the three and nine months ended March 29, 2013 and March 30, 2012 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 29, 2013	March 30, 2012	$	%	March 29, 2013	March 30, 2012	$	%

Interest income (expense), net	$(11)	$(126)	$115	(91.3)%	$(278)	$(150)	$(128)	85.3%
Other income (expense), net	(359)	913	(1,272)	(139.3)%	(1,253)	(230)	(1,023)	444.8%
Total other income (expense), net	$(370)	$787	$(1,157)	(147.0)%	$(1,531)	$(380)	$(1,151)	302.9%
Interest income (expense), net. Interest income (expense), net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds and U.S. treasury bills, as well as interest expense relating to our credit facility and to certain tax payments.
Other income (expense), net. Other income (expense), net during the three and nine months ended March 29, 2013 consisted of foreign exchange gains (losses) as a result of the exchange rates primarily for the Euro, British Pound and Canadian dollar against the U.S. Dollar. In July 2012, we implemented a hedging strategy that is intended to mitigate the effect of exchange rate fluctuations on certain foreign currency balance sheet accounts and cash flows.

Income tax (benefit) provision
Income tax (benefit) provision for the three and nine months ended March 29, 2013 and March 30, 2012 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 29, 2013	March 30, 2012	$	%	March 29, 2013	March 30, 2012	$	%

Income tax (benefit ) provision	$(8,108)	$458	$(8,566)	(1,870.3)%	$(11,563)	$(112)	$(11,451)	10,224.1%
We recorded a tax benefit of $8.1 million and $11.6 million for the three and nine months ended March 29, 2013, respectively. The net tax benefit was primarily comprised of the reversal of previously recorded unrecognized tax benefits in Canada and Israel, and a refund receivable of provincial taxes in Canada, partially offset by tax liability computed based on the Company’s foreign projected financial results for the year ending June 28, 2013, state tax, and tax and interest for unrecognized tax benefits. The reversal of the unrecognized tax benefits in Canada and the recording of a provincial refund due to the Company was the result of the conclusion of an income tax audit for fiscal years 1996 to 2004 by the Canada Revenue Agency. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 29, 2013 primarily due to tax expense incurred by the Company's foreign subsidiaries with operating income, offset by the release of the unrecognized tax benefits due to lapse of statute of limitations, benefits from reversals of previously accrued taxes in foreign jurisdictions and benefit from utilization of net operating losses not previously recognized.
We recorded a tax expense of $0.5 million and a tax benefit of $0.1 million for the three and nine months ended March 30, 2012, respectively. The net tax benefit was primarily comprised of tax liability computed based on the company's foreign projected financial results for the year ending June 28, 2012 offset by the reversals of unrecognized tax benefits including related interest. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 30, 2012 primarily due to tax expense incurred by our foreign subsidiaries with operating income, offset by the release of the unrecognized tax benefits due to lapse of statute of limitations, benefits from reversals of previously accrued taxes in foreign jurisdictions, and benefit from utilization of net operating losses not previously recognized.
As of March 29, 2013, we have provided a partial valuation allowance against our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

Liquidity and Capital Resources
We had $149.4 million of unrestricted cash and cash equivalents at March 29, 2013 and $104.9 million at June 29, 2012. As of March 29, 2013, $37.5 million of cash was held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At March 29, 2013, we had short-term and long-term restricted cash and cash equivalents of $3.6 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section titled "Contractual Obligations and Other Commitments," in December 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million, which was increased to $40.0 million on May 1, 2012. On February 25, 2013, the Company amended the agreement and reduced the revolver amount by $15.0 million from an aggregate principal amount of $40.0 million to $25.0 million. The credit facility is intended to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. During the three months ended March 29, 2013, we made a $10.7 million payment to pay down the outstanding balance of the credit facility of $10.3 million and accrued interest of $0.4 million. Accordingly, as of March 29, 2013, we had no outstanding balance owed on the credit facility. We had $2.0 million of outstanding letter of credit under this credit facility to back the Company's obligation to pay for goods or services to a supplier. As of March 29, 2013, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million.
At March 29, 2013, we believe our current cash and cash equivalents, in conjunction with the funds that may be drawn down under our credit facility, will be sufficient to fund working capital requirements, capital expenditures, stock repurchase, and operations for at least the next twelve months. We have implemented processes to more effectively monitor our working capital. We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing, and collection from the customer. We intend to retain any future earnings to support operations, to finance the growth and development of our business, and to fund our stock repurchase program. We do not anticipate paying any dividends in the foreseeable future. At the present time, we have no material commitments for capital expenditures.
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
The following is a summary of cash activity (in thousands):

	Nine Months Ended
	March 29, 2013	March 30, 2012
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$47,633	$(61,410)
Net cash used in investing activities	(1,098)	(8,059)
Net cash (used in) provided by financing activities	(661)	19,066
Effect of exchange rate changes on cash and cash equivalents	(1,331)	$(593)
Net increase (decrease) in cash and cash equivalents	$44,543	$(50,996)

Operating Activities
Cash provided in operating activities was $47.6 million for the nine months ended March 29, 2013. Our net income was $1.6 million for the nine months ended March 29, 2013. Non-cash items included in net income consisted primarily of depreciation and amortization expense of $10.7 million, share-based compensation expense of $7.8 million, release of previously recorded unrecognized tax benefits of $10.3 million and other items of $1.1 million. Net change in operating assets and liabilities contributed to the increase in cash from operating activities of $36.7 million. The primary sources of cash in operating activities were decreases in deferred cost of revenue and inventory as we shipped and installed solutions for a number of large contracts during the period. The primary uses of cash in operating activities were for decreases in deferred revenue and accounts payable for payments to our suppliers.
For the nine months ended March 29, 2013, inventory decreased $42.0 million reflecting timing of customer shipments and acceptance for a number of our large sales contracts for which we had built up inventory over the past few quarters in order to meet customer demands. Deferred cost also decreased by $26.1 million primarily due to the timing and recognition of revenue for these large deals. Additionally, other liabilities increased by $10.4 million primarily due to the timing of payments.
Accounts payable decreased $12.8 million, primarily due to the timing of payments. Accounts receivable increased $4.9 million reflecting the timing of revenue recognition and collections of the trade receivables. We continue to receive milestone payments from our customers which has improved our cash position. Deferred revenue decreased by $16.1 million and prepaid expenses and other assets increased $8.0 million.
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

Investing Activities
Cash used by investing activities was $1.1 million in the nine months ended March 29, 2013, primarily due to purchases of property and equipment of $2.8 million offset by proceeds from other individually immaterial investing activities of $1.7 million.
Cash used by investing activities was $8.1 million in the nine months ended March 30, 2012, primarily due to purchases of property and equipment and other individually immaterial investing activities of $5.6 million and $2.5 million, respectively.

Financing Activities
Cash used in financing activities was $0.7 million for the nine months ended March 29, 2013, primarily due to the payment of our credit facility of $15.3 million, repurchases of restricted stock units withheld for taxes of $1.4 million, and the repurchase of shares of our common stock of $0.4 million, which was offset by $16.5 million for the issuance of stock under our employee stock purchase plan and stock option exercises.
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
As of March 29, 2013, we had total outstanding commitments on non-cancelable operating leases of our real properties of $13.1 million, $4.2 million of which relates to our domestic leases. These domestic leases include our headquarters in Fremont, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal year 2014. As of March 29, 2013, we had total outstanding commitments of $8.9 million in non-cancelable international real property operating leases. The total outstanding commitments included $3.7 million relating to our leased facility in Japan, which we assumed as part of our acquisition of SGI Japan that closed in March 2011. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our leases in Japan, that generally provide for a two-year renewal option.
As of March 29, 2013, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $1.1 million at March 29, 2013.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through fiscal year 2014. As of March 29, 2013, there was a remaining commitment of approximately $17.7 million, of which $14.4 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Credit Facility
On December 5, 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a feature that allows the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012, the revolver amount was increased by $5.0 million to an aggregate principal amount of $40.0 million. One February 25, 2013, the Company amended the agreement and reduced the revolver amount by $15.0 million from an aggregate principal amount of $40.0 million to $25.0 million. In December 2012, the Company made a $15.7 million payment to pay off the outstanding balance on the credit facility, which included $0.4 million of accrued interest. Accordingly, as of March 29, 2013, we had no outstanding balance owed on the credit facility. As of March 29, 2013, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier. This availability will fluctuate over time, and generally monthly, due to a variety of factors including our overall mix of sales and resulting accounts receivable with international and domestic customers, U.S. governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of our accounts receivable. See Note 13 to our unaudited condensed consolidated financial statements in this Form 10-Q for further information on the credit facility.
Uncertain Tax Positions
As of March 29, 2013, the net recorded tax liability for uncertain tax positions was $13.4 million, including interest and penalty. The Company is currently under audit by the Canadian tax authorities and expects that the audit will be concluded in fiscal 2013. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.
Guarantees and Indemnifications
We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at March 29, 2013 was $3.8 million, for which we have $3.6 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 29, 2013. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of March 29, 2013.
Off-Balance Sheet Arrangements
Our credit facility includes a $10.0 million letter of credit subfacility. As of March 29, 2013, we have $2.0 million of outstanding letter of credit to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of March 29, 2013.
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

There have been no significant changes in the Company's significant accounting policies for the nine months ended March 29, 2013 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 29, 2012.

Recent Accounting Pronouncements
See Note 3 to our unaudited condensed consolidated financial statements in this Form 10-Q for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects on our results of operations, financial condition and cash flows.

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
As of March 29, 2013, we held an immaterial amount of cash equivalents and we have $149.4 million cash on hand. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk. We believe that the current risk of loss in fair value resulting from interest rate changes is minimal. At March 29, 2013, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under our credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows may be materially affected. As of March 29, 2013, we did not have any outstanding borrowings under our credit facility.
Foreign Exchange Risk
As of March 29, 2013, foreign currency cash accounts totaled $43.7 million, primarily in Japanese Yen, Euros, and British Pounds.
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
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $4.4 million change in the value of our foreign currency cash accounts.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information required to be disclosed in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 29, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended March 29, 2013, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, domestic and international federal, state and local tax reviews and audits, and other matters. We may also be subject to litigation and/or adverse rulings or judgments as a result of certain contractual indemnification obligations. We do not know whether we will prevail in these matters, nor can we assure that any remedy or resolution will be reached on commercially reasonable terms, if at all. We intend to defend ourselves vigorously in these actions. Based on currently available information, we believe that we have meritorious defenses and that the resolution of these cases, individually or in the aggregate, is not likely to have a material adverse effect on our business, financial condition or future results of operations. We record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

From time to time, we may be involved in litigation or other legal proceedings relating to claims arising out of our day-to-day operations or otherwise. Litigation is inherently uncertain, and we could experience unfavorable judgments or rulings in the future. Should we experience an unfavorable judgment or ruling, there exists the possibility of a material adverse impact on our financial condition, results of operations, cash flows or on our business for the period in which the judgment or ruling occurs and/or future periods.

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
Customer Concentration-A concentrated number of customers that purchase our products in large quantities have historically accounted for a significant portion of our revenues. If we are unable to maintain or replace our relationships with such customers and/or diversify our customer base, our revenue may fluctuate or decline and our growth may be limited.
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For the three months ended March 29, 2013, our top five customers worldwide accounted for approximately 58.3% of our total revenues, with two customer in the Americas segment accounting for 26.1% and the U.S. government, excluding sales to system integrators, accounting for 26.2% of total revenue.
This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers, for example as a result of a customer's capital expenditures budget reduction or U.S. government spending reductions, could materially adversely affect our revenues, financial condition and results of operations.
U.S. Government Sales-If our U.S. government-related sales decrease, or our ability to do business with the U.S. government or entities funded by the U.S. government is disrupted or limited, our operating performance could be adversely affected.
We generally derive a significant portion of our revenue from U.S. government entities, research institutions funded by the U.S. government and third parties that sell directly to the U.S. government through our subsidiary, Silicon Graphics Federal, Inc. For the three months ended March 29, 2013, such sales represented approximately 26.2% of our total revenue, excluding sales from system integrators. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S.

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

Dependence on Key Personnel-If we are unable to retain and attract adequate qualified personnel, we may not be able to execute on our business strategy.

During the past two years, we have experienced significant changes in our management team. In December 2011, Mark Barrenechea resigned from the positions of Chief Executive Officer and President effective January 1, 2012, and Ron Verdoorn, the Chairman of our Board of Directors, was appointed Interim Chief Executive Officer in accordance with the succession plan put in place by the Nominating and Corporate Governance Committee of the Board of Directors. The Board of Directors appointed Jorge L. Titinger as Chief Executive Officer and President, effective February 27, 2012. In addition, Timothy Pebworth resigned as Vice President and Chief Accounting Officer effective April 20, 2012, and James Wheat resigned as Senior Vice President, Chief Financial Officer and Chief Accounting Officer effective May 14, 2012, each for personal reasons. On April 30, 2012, Robert Nikl was appointed as Executive Vice President and Chief Financial Officer effective May 15, 2012. Mekonnen Asrat joined the company as Vice President and Corporate Controller on June 27, 2012 and became our Principal Accounting Officer on August 6, 2012. On January 21, 2013, Cassio Conceicao joined SGI as Executive Vice President and Chief Operating Officer, a newly created position at the company.

Our future success depends in large part upon the continued service and enhancement of our management team and our employees. If there are further changes in management, such changes could be disruptive and could negatively affect our operations, our culture and our strategic direction.

Further, our employees may terminate their employment with us at any time. Our U.S. employees are “at will,” while outside of the U.S., notice or severance may be required if we wish to terminate an employee. The failure of our management team to seamlessly manage employee transitions, or the loss of services of one or more members of our executive management or sales team or other key employees could seriously harm our business. Competition for qualified executives is intense and if we are unable to continue expanding our management team, or successfully integrate new additions to our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited or negatively impacted.

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
International Sales and Operations-The global nature of our operations exposes us to increased risks and compliance obligations, which may adversely affect our business.
During the three months ended March 29, 2013, we derived approximately 41.4% of our revenue from sales outside of the United States. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
Foreign Currency Fluctuations-We may experience foreign currency gains and losses.
We conduct a significant number of transactions in currencies other than the U.S. Dollar. Changes in the value of major foreign currencies, particularly the Euro, Japanese Yen, British Pound and the Canadian Dollar relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we have recently initiated foreign currency hedging transactions, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For the three months ended March 29, 2013, our combined revenue from our EMEA and APJ segments was $90.4 million. As of March 29, 2013, the balance in our foreign currency cash accounts was $43.7 million. As a result, an increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.

Weak Global Economy-Weak or unstable global market and economic conditions may have serious adverse consequences on our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

 EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	000-51333	8/12/2005
3.2	Amended and Restated Bylaws	8-K	3.2	000-51333	3/7/2008
3.3	Certificate of Ownership and Merger	8-K	3.3	000-51333	5/21/2009
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3
4.2	Form of Specimen Stock Certificate	8-K	4.2	000-51333	5/21/2009
10.1*	Employment Agreement Letter dated January 18, 2013 between the Company and Cassio Conceicao	8-K	10.1	000-51333	1/22/2013
10.2	Amendment Number Four to Credit Agreement dated as of February 25, 2013, by and among the Company and Silicon Graphics Federal, Inc., the Lenders that are signatories thereto and Wells Fargo Capital Finance, LLC	8-K	10.1	000-51333	2/26/2013
10.3*	Second Amendment to the Employment Agreement Letter dated February 21, 2013 between the Company and Jennifer W. Pileggi					X
10.4*	Third Amendment to the Employment Agreement Letter dated February 21, 2012 between the Company and Anthony Carrozza					X
31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
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
_______________

* Indicates management contract or compensatory plan or arrangement.
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
Dated: May 3, 2013