Form 10-K
period 2013-06-28
Silicon Graphics International Corp
filed 2013-09-09
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 28, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Select Market, was approximately $275,599,663. For purposes of this calculation, shares of common stock held by each officer and director of the Registrant and by each person who is known to own 10% or more of the outstanding common stock of the Registrant have been excluded since such persons may be deemed to be affiliates of the Registrant.  Such determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.
As of August 30, 2013, there were 34,273,783 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant's definitive proxy statement for its 2013 Annual Meeting of Stockholders, scheduled to be held on December 9, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be part of this Annual Report on Form 10-K.

SILICON GRAPHICS INTERNATIONAL CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 28, 2013

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
“Silicon Graphics,” “SGI,” “Eco-Logical,” “RapidScale,” “Roamer,” “CloudRack,” “ICE Cube,” “MobiRack,” “Rackable,” “Altix,” “CXFS,” “NUMAlink,” "XFS," "InfiniteStorage," LiveARC," "ZeroWatt," "Cyclone," "MineSet," "Vizserver," "OpenGL," "SGI DataRapter," "SGI ICE X, "SGI UV," “Octane,” “Origin,” “REACT,” “SGI FullCare,” “SGI FullExpress,” “SGI Global Developer Program,” "SGI Tempo," "SGI ArcFiniti," "SGI Accelerate," “COPAN” and the “Silicon Graphics” logo are registered or other trademarks of Silicon Graphics International Corp. or its subsidiaries in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

PART I
Item 1. Business
Overview
SGI is a global leader in high performance computing ("HPC"). We are focused on helping customers solve their most demanding business and technology challenges by delivering technical computing, Big Data analytic, cloud computing and peta-scale storage solutions that accelerate time to discovery, innovation and profitability.
We develop, market and sell a broad line of low cost, mid-range and high-end scale-out and scale-up servers, enterprise-class storage, differentiating software and designed-to-order solutions for large-scale data center deployments, coupled with global support and highly experienced professional services. SGI solutions are designed to deliver high impact results with lower total cost of ownership at the extremes of speed, scale and efficiency
SGI solutions are utilized by scientific, business and government communities to fulfill highly data intensive application needs in petascale environments. Delivering industry-leading computing power and fast and efficient data movement, both within the computing system and to and from large-scale data storage installations, SGI systems enable customers to access, analyze, transform, manage and visualize information in real and near real-time.
Our goal is to accelerate time to results in key markets, including federal government, defense and strategic systems, weather and climate, physical and life sciences, energy (including oil and gas), aerospace, automotive, internet, financial services, media and entertainment and cloud services.
SGI achieves competitive differentiation through compute and storage solutions built with innovative architectural advantages utilizing industry standard components and tight integration. By designing for performance, power, density and scalability; optimizing interconnections between layers; and engineering to reduce overhead and accelerate deployment, SGI solutions deliver industry leading speed, scale and efficiency.
Building on 25 years of innovation with over 625 granted and pending patents, SGI has over 1,400 employees worldwide, serves over 6,500 customers, is distributed in 50 countries through our direct and indirect sales force including original equipment manufacturers, system integrators and value added resellers and has over 180 active partners. In the fiscal years ended June 28, 2013, June 29, 2012 and June 24, 2011, international revenue was approximately 38%, 41% and 38%, respectively, of our total revenue.
Acquisitions
SGI Japan, Ltd.
On March 9, 2011, (the "Closing Date"), our wholly-owned subsidiary, Silicon Graphics World Trade BV ("SGI BV") acquired the remaining outstanding shares of SGI Japan, Ltd., a Japanese corporation (“SGI Japan”). Prior to the Closing Date, we owned approximately 10% of the outstanding shares of SGI Japan and accounted for such investment as a cost method investment. SGI Japan operates primarily as a seller and servicer of HPC, visualization, data center and media and archive systems in Japan.
The total purchase price was approximately $17.9 million in cash. This acquisition has provided us with a strategic entry into the large technical computing market of Japan and has enabled us to extend our global reach, accelerate growth opportunities and strengthen the relationships with our partners and customers in Japan. Furthermore, the acquisition has enabled us to more fully participate in the Japanese HPC market and benefit from SGI Japan's extensive service business.
Fiscal Year
Included in this report are our consolidated balance sheets as of June 28, 2013 and June 29, 2012, the consolidated statements of operations, the consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the fiscal years ended June 28, 2013 ("fiscal 2013"), June 29, 2012 ("fiscal 2012") and June 24, 2011 ("fiscal 2011").
The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Fiscal year 2013 was comprised of 52 weeks. Fiscal year 2012 was comprised of 53 weeks and fiscal year 2011 was comprised of 52 weeks.
Segment Information
Our operating segments are determined based upon several criteria including: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, who functions as our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the availability of separate financial information.
The Company manages its business primarily on a geographical basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the location of its sales and service employees generating revenue, to be the Americas, Europe and Asia-Pacific operations. The Americas segment includes both North and South America. The Europe segment ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment ("APJ") includes Australia, Japan and all other Asian countries. The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally based on the location of its sales and service employees generating revenues. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A significant portion of the segments’ expenses arise from shared services and infrastructure that the Company has historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, information technology services, treasury and other corporate infrastructure expenses. These corporate charges are allocated to the segments and are reassessed on an annual basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The Company does not include intercompany transfers between segments for management reporting purposes.
Further information regarding our operating segments is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K and in Note 20 "Segment Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Customers
For fiscal 2013, 2012 and 2011, Amazon accounted for approximately 18%, 16% and 12% of our revenue, respectively. Our direct sales to the U.S. government accounted for 19% or our revenue in fiscal 2013, but was less than 10% of our revenue in fiscal 2012 and 2011.
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
Solutions
SGI provides a broad line of solutions designed to address the specialized demands of market verticals, enable our customers to run data-intensive applications rapidly, and store data safely and economically. Our core computing and storage components utilize Intel, NVIDIA graphics processing units ("GPUs") and the Linux operating system. Our storage product lines range from entry-level disk arrays to complex storage systems, with innovative technology and hardware, to include the SGI Modular InfiniteStorage™ platfomr, SGI InfiniteStorage™ gateway and SGI CXFS™ file system.
We design our solutions for optimal performance, quick deployment, efficient operation, high system availability and broad serviceability. Our compute solutions incorporate premium quality components, selected for superior functionality and reliability, and are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability. Our storage solutions are designed to provide extreme scale, broad flexibility, and to minimize management overhead. We also integrate third-party hardware and software products into the compute and storage solutions we sell and provide a single source for our customers
SGI data center technologies help reduce total cost of ownership. These include SGI® Power XE™ phase balanced power distribution with 99% power efficiency, maximum density at the cabinet and row levels, thermally neutral doors, self-adjusting fan arrays, cable reduction, AC and DC power options, and higher temperature tolerance for operation up to 104°F (40°C). For rapid and mobile deployments we offer Modular Data Center Solutions (MDC) with industry leading PUE.
Our products predominantly utilize a software environment based on the industry-standard Linux operating system with comprehensive data management tools that include open source software and our own execution, development and administrative tools and utilities. We have key differentiation in our storage software for managing very large data volumes efficiently and demonstrated ability to reliably store files for decades. We believe our integrated software stack and the features of our architecture and hardware differentiate our product offerings in performance and ease of use. Our products can be customized to meet end-user requirements and were developed to permit easy hardware and software installation, both to add capacity and to take advantage of future technology advances.
 We group our solution offerings under these main categories: Scale-out Computing, Scale-up Computing, Big Data, Cloud/Web, Clustered and High Performance Storage, Software, Networking and Global Services.

Scale-out Computing:
 Clusters are the workhorses of many applications in high-performance computing (HPC), running technical computing workloads as diverse as Computational Fluid Dynamics and bioinformatics, as well as Big Data analytics using Hadoop clusters. The design for SGI HPC cluster solutions begins with our Applications Engineering team of engineers and scientists, many at the Ph. D. level, who have years of experience working with customers and their applications in a variety of engineering and technical fields. This understanding of customer needs helps us to provide cluster solutions for customer workflows and data sets. SGI provides HPC cluster solutions for small design shops up to the largest corporations in the world.
SGI HPC cluster solutions for technical computing comprise:

•
SGI Rackable® standard depth server clusters provide solutions for small to medium-sized installations, typically of a few servers to a few hundred. Standard depth servers consist of several models, including I/O and memory rich models, dense models with four slim nodes in a single 2U chassis, and models specifically designed to support NVIDIA® Tesla GPU Compute Accelerators and Intel® Xeon® Phi™ Coprocessors. The clusters include a broad range of GigE and Infiniband interconnect options.

•
SGI® ICE™ X is a distributed memory supercomputer. The fifth generation of our award-winning SGI ICE architecture for technical HPC, ICE X can deliver over 172 teraflops per rack and affordably scale from 36 to tens of thousands of nodes to solve the world's most complex problems. ICE X delivers a variety of innovative technologies including FDR Infiniband interconnect, an innovative double-density blade design, flexible power shelves, on-processor liquid cooling and “M-Cell” closed-loop cooling environment that allows warm water cooling. Its open x86 architecture makes it equally simple to deploy commercial, open source or custom applications on completely unmodified Novell® SLES® or Red Hat® Enterprise Linux® operating systems. ICE X supports the latest Intel® E5-2600 processors and Intel® Xeon® Phi™ Coprocessors. We have deployed numerous Petascale systems to include at NASA-Ames in Mountain View, California, Total in southwest France, and the US Air Force Research Lab in Ohio, and have a roadmap to Exascale computing at both the hardware and software level.

Scale-up Computing:

•
SGI UV 2 is the world's largest in-memory system. In addition to being a Big Data solution, SGI UV 2 is designed to address the most demanding data-intensive applications and accelerate the pace of innovation across a broad range of environments. Scaling up 2,048 cores and 64 TBs of shared memory, SGI UV 2 is managed and operated as a single system. It can run many compute-intensive workloads simultaneously. Utilizing the UV2 large node in any cluster deployment also enables customers to address programming jobs and data sizes in CAE, Life Sciences and other markets that exceed the capacity of standard two or even four socket servers. Programming tools utilized with scale-out cluster solutions such as SGI Performance Suite can be used with SGI UV 2. And with SGI Management Center, users are able to manage our scale-out and scale-up solutions with a common application, simplifying administration. For smaller environments without information technology ("IT") resources to manage a complex scale-out cluster deployment, UV 2 can be utilized as the sole compute resource, with only a single server and operating system image. Customers interested in developing new applications will also be able to prototype new algorithms with the UV2 hardware and open software architecture.

Big Data Solutions:

•
SGI Solutions for Hadoop. SGI has implemented many of the largest Hadoop clusters in the world, some containing over 1,500 nodes. Our solutions start with a deep software stack including our proprietary SGI Management Center, cluster management software that provides ease of management for thousands of server nodes, complete monitoring of all key system aspects and fine-grained power management. Underneath the SGI Management Center are open components including the Linux operating system and the Apache-based Hadoop distribution. SGI Hadoop solutions are completely factory-integrated and tested, and arrive at the customer site ready to be plugged in and deliver an immediate resource. For customers who wish to first experiment with Hadoop, SGI offers Hadoop Starter Kits in cluster sizes ranging from a half-rack to multiple racks.

•
SGI® DataRaptor™ with MarkLogic® Database delivers NoSQL database technology built for mission critical Big Data applications. Combining MarkLogic's operational database with SGI expertise in high performance computing and data storage, this solution enables organizations to quickly and easily deploy a complete, scalable analytics platform for structured, unstructured and semi-structured data at any volume.

•
SGI Graph, Fraud Analysis, Social Analytics and Genomics Solutions. Utilizing SGI® UV™ 2, the second generation of our Intel® Xeon® based scale-up servers, these solutions enable knowledge discovery, deliver real-time results and instant feedback versus batch jobs that might take hours or days to complete and allow customers to create new analyses quickly with ease of use. UV 2 leverages nearly twenty years of SGI technology to deliver the fastest and most scalable shared memory computer in the world, scaling from 16 to 4,096 processing cores with architectural provisioning for up to 262,144 cores, while supporting up to 64 terabytes of global shared memory in a single system image. UV 2 can support Novell® SLES® Linux and Red Hat® Enterprise Linux®. Superior performance is built into every SGI UV 2 system, leveraging our high speed proprietary interconnect NUMAlink® 6 and MPI Offload Engine acceleration. Based on open standards, the system's x86 architecture leverages the quad-, six- or eight-core Intel® Xeon® E5-4600 series processor family, and allows for the use of completely unmodified Novell® SLES® or Red Hat® Enterprise Linux operating systems.

•	SGI® InfiniteStorage™ Gateway is an active archive appliance that enables enterprise IT organizations to address the volume challenges of Big Data. See Clustered and High Performance Storage.
Cloud/Web Solutions:

•	SGI has leading cloud/web solutions that power some of the largest internet properties, as well as serve private and government cloud environments. These solutions are built with:

◦
SGI® Rackable™ half-depth servers are high-density, rack-mounted systems designed specifically for large-scale data center environments. This line of servers utilizes either our back-to-back or flow through cabinet design to facilitate increased physical server density, reducing floor space requirements. We are generally able to offer approximately twice the server or processor density of traditional rack mount solutions, or we can provide similar densities but with larger server sizes, yielding better air flow characteristics and lower cooling requirements. We offer both AC and DC powered servers, with DC power servers offering the advantage of rack-level uninterruptible power supply versus individual server-level server power supplies. These servers also provide configurable components, front-facing cable connections for enhanced serviceability and remote management functionality either based on our proprietary Roamer™ or industry-standard IPMI-based technologies.

Clustered and High Performance Storage:
SGI Clustered and High Performance Storage solutions include a complete suite of hardware and software offerings to address virtually every type of data storage and management requirement. Offered under the SGI® InfiniteStorage™ ecosystem, these solution components range from power-efficient JBODs to a wide range of NAS, RAID and object storage platforms to accommodate all types of workflow requirements, as well as the industry's leading high-performance clustered file system and tiered storage virtualization software.
Our data storage solutions are designed to meet the performance, scale, and efficiency needs of technical computing, Big Data, cloud computing and active archiving of persistent data and include:

•
HPC Storage Solutions comprise SGI RAID platforms with a variety of density, performance and price points in direct-attached and SAN configurations, and typically in combination with SGI file system and storage management software. Our InfiniteStorage 5000 series mid-range RAID products are focused on delivering a high price/performance ratio and flexible configurations. Our InfiniteStorage 16000 and 17000 solutions are designed to meet high performance, guaranteed I/O rate and capacity requirements found in many high-end HPC environments. Offering scalability to 1,200 disk drives in a single system, guaranteed latency and extremely high bandwidth, these offerings address the requirements of digital media, supercomputing, life sciences and remote sensor acquisition.

•
SGI® Modular InfiniteStorage™ (MIS) platform is an integrated server and storage system designed to provide extreme flexibility with industry-leading density in an innovative, adaptable design. SGI engineers have incorporated breakthrough modular hardware innovations, leveraging SGI's experience in building some of the world's most powerful compute platforms, to give MIS the industry's widest range of functional compute and storage scalability within the same base platform. Offered in storage server and JBOD versions, MIS is a highly flexible platform that delivers a wide range of storage solutions with different disk size and types (including SSDs), to include cloud storage, NAS, active archive gateway, or object storage server. The unique, bi-directional design allows it to be serviced from the front or rear of the chassis.

•
SGI® NAS is a unified storage solution based on SGI MIS platform that offers scalability, performance and feature-rich network-attached storage for both file and block-level access. SGI NAS can be expanded with multi-node clusters, supports multiple NAS and SAN protocols, and includes advanced features such as native compression, unlimited snapshots and cloning, unlimited file size and high-availability capabilities.

•
SGI® COPAN™ Enterprise MAID (Massive Array of Idle Disks) is a purpose-built system designed for the long term storage of persistent data to include backup and active archive, with less power consumption and wear on drives than conventional disk storage and faster access than tape.  Utilizing SGI's innovative “ZeroWatt™” disk technology, data is safely stored without power usage until it is accessed, saving up to 85% in power and cooling costs while enabling quick, reliable, online access.

•
SGI® InfiniteStorage™ Gateway is an active archive appliance that enables enterprise IT organizations to align data throughout its lifecycle with the most appropriate storage medium while maintaining seamless user access, significantly reducing the cost of high volume storage. An extension of the SGI Modular InfiniteStorage (MIS) platform, the appliance integrates SGI® DMF™ tiered storage virtualization technology.

•
SGI® DMF™ storage software creates and automatically manages a tiered virtual storage environment that significantly reduces customer equipment and operating costs, improves service levels and lowers customer data risks. Currently, DMF is deployed at customer sites worldwide, with individual customers managing more than 100 petabytes and nearly two billion files. DMF operates in the background with no interruption or degradation of service to end-users and applications. DMF is integrated in SGI's new InfiniteStorage Gateway active archive appliance and is often part of many HPC storage implementations.

•
CXFS™ file system software provides no-compromise data sharing, enhanced workflow and reduced costs in data-intensive environments. It eliminates file duplication and the time it takes to move large files over networks. CXFS significantly boosts productivity where large files are shared by multiple processes in a workflow. Because it uses a SAN infrastructure, CXFS delivers much greater I/O performance and bandwidth than any network data-sharing mechanism, such as network file system or common internet file system.

Software:

◦
SGI Management Center is used to manage SGI HPC cluster solutions. Adding features such as GPU monitoring to the capabilities allows our customers to take advantage of the latest processors for accelerating the speed of their codes.

◦
SGI Foundation Software is our software suite of support tools and utilities that enable our servers to run more reliably, with improved support and new server capabilities. SGI Foundation software includes key capabilities to monitor memory component failures in our servers, which minimizes or eliminates the impact of these failures on system users. SGI Foundation Software also includes customized simple network management protocol interfaces for many of our systems, allowing them to interface easily to enterprise management systems.

◦
SGI Performance Suite software improves performance and provides key additional capabilities for developers of technical computing and Big Data applications on all of our systems that run standard Linux distributions. SGI Performance Suite software contains the following components: SGI® Accelerate™, SGI MPT, SGI REACT™ and SGI UPC. SGI Accelerate provides features that accelerate applications, enable development of parallel and real-time applications, and manage system resources for SGI's large scalable servers, clusters and storage. SGI Message Passing Interface ("MPI") contains the SGI Message Passing Toolkit ("MPT") for very high levels of scalability and performance of MPI applications on our systems. SGI REACT software provides features that enable real-time, guaranteed response time applications to run on SGI systems. SGI UPC is the SGI Unified Parallel Compiler which has optimizations for the SGI UV 2 server features.

Networking:

•
SGI Networking solutions include node-level integration (dual/quad NICs, GigE, 10GigE, InfiniBand QDR and FDR onboard interfaces), cluster-level integration for clustered-computing (pre-tested, pre-certified high-speed switches, in-cabinet aggregation and software managed GigE, 1GigE, IB) and Fibre Channel integration for clustered-storage (high-speed data access, interconnects and stacking). The SGI UV scale-up server line features SGI's own high-performance, low-latency SGI® NUMAlink™ interconnect.

SGI Global Services
The SGI Global Services organization is comprised of customer support services and professional services. Our customer support organization provides ongoing maintenance and technical support for our products and some third-party products, as well as contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides value added services associated with technology consulting, project management and customer education, all of which help our customers realize the full value of their information technology investments. SGI has developed four specific practices within professional services to address customer needs. Each practice was developed to provide differentiated solutions in the technology subject matter they address. Our focused Solution Practice Areas include: Big Data, Storage, High Performance Computing and Visualization. As of June 28, 2013, the organization was staffed by close to 400 service professionals, providing services to customers in approximately 25 countries.

Both customer support services and professional services develop and implement services solutions for our customers, as well as provide a board range of value added and support services offerings to address the requirements and business strategies of our customers, distributors and resellers. Service is provided to our customers several ways directly or through approved distributors, resellers and third-party provider partners.
Support Services: The SGI Global Services organization offers market competitive warranties, generally from one (1) to three (3) years, and warranty upgrade options for products sold by our direct sales team and approved distributors and resellers. We are committed to meeting our customers' maintenance and support needs by providing a broad range of support programs from cost effective SGI® FullCare™ plans to the SGI® FullExpress™ 7X24 for mission critical environments.
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
Installation Services: SGI services may include system installation, configuration and management services, spares management, site preparation, as well as software upgrades and updates.
Customer Education: SGI Global Services also offers customer technical training to fully enable their use of SGI technology.
Professional Services: Our professional services group provides fee-based consultative services to our customers and system integrators. We architect, design, implement and manage complex and complete solutions for our customers' technical computing infrastructures and provide installation and deployment for custom consulting projects. Our engagements are designed to ensure our customers' success with our products and technologies. The SGI professional services portfolio is designed to meet a variety of consulting needs, including custom time and materials, fixed price contract consulting services, standard assessments and implementation offerings or long-term on-site staff augmentation services. In particular, our on-site staff augmentation services enable us to develop and maintain ongoing relationships with our customers whereby we gain a deeper understanding of industry-specific information technology needs.
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
We currently have direct sales personnel in various countries, including the United States, United Kingdom, France, Germany, Japan, Australia, Brazil, Canada, China, Czech Republic, Netherlands and Singapore. We augment our sales coverage with indirect coverage via distributor and channel partner arrangements in countries in which we have a presence. In markets where we have no direct sales personnel, we provide our products through our distributors and channel partners. We are engaged in a multi-year program to further develop additional channel partner relationships in order to improve our indirect sales efforts, expand our customer base and enter new markets. Our direct sales personnel are responsible for managing all direct or indirect sales with specific named accounts and our channel sales personnel are responsible for managing all sales that are not with specific named accounts.
In our largest markets, our sales representatives have a vertical industry market focus to more effectively leverage their domain expertise. We establish direct sales groups focused on different industry markets. One group concentrates on the defense and intelligence, scientific research and higher education markets while the second focuses on the commercial business intelligence and data analytics markets. We have developed expertise in a number of vertical industry markets, including weather and climate; physical sciences; life sciences; energy, aerospace and automotive; financial services; internet; and media and entertainment. As part of our emphasis on increased sales within these vertical industry markets, we have a program to identify and develop customer workflows in each of the vertical industry markets. The customer workflows allow us to offer our customers standard solutions that include our hardware, software, storage and professional services.
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
Marketing
Our marketing organization is active in all markets in which we sell products and services and continuously executes on programs that encompass sales tools, brand awareness and demand generation. The marketing team consists of product management, product marketing, field marketing, corporate marketing and channel marketing. To showcase our solutions, expand our market presence, and enable our sales organization and channel partners to effectively pursue sales opportunities, we create and deliver a number of marketing vehicles including industry tradeshow and event activities, customer forums, webinars, advertisements and promotions, product demonstrations, web content, collateral and customer case studies. Our marketing channels include a mix of product-based activities which leverage our hardware and software expertise and industry-based activities which leverage our understanding of customer challenges and applications. Our marketing team also works with industry experts, analysts and members of the press to generate awareness about our products and services. Using our history and experience in the technical computing community, we issue white papers on technology trends such as performance ratings, benchmark results, power, cooling and system management. We participate in worldwide business and industry events throughout the year as both exhibitors and speakers, thereby maintaining a constant presence with our customers, prospects and industry influencers.
We maintain active programs to encourage independent software development on our solution platforms. Through our Solution Partners Network program we provide software, marketing support, and access to hardware to enable third-party software developers to leverage SGI differentiation and add value. Serving the key independent software vendors (“ISVs”) addressing our target market segments, the program provides ISVs with technical information for developing, porting, tuning and differentiating their applications and opportunities for promoting their SGI-based solutions. We also engage in co-marketing activities with many of our ISVs.
We provide significant marketing support to an active and established base of worldwide channel partners though a comprehensive channel portal and marketing program. We also develop co-marketing partnerships with our major customers and suppliers.
Research and Development
Our research and development organization includes, but is not limited to, hardware design engineers, software engineers, application engineers, benchmarking engineers and solution engineers. We focus our research and development efforts where we believe differentiation from a standard component, product or technology holds the highest potential for increasing our market share. These include shared memory computing system architecture; integrated system implementation optimized for space, power, performance, reliability and usability; the Linux development and operating environment; software to exploit the differentiated features of our computing platforms; storage software to enable better performance, scalability and ease of management of large amounts of data; and innovative solutions that help solve our customer's toughest problems. We have developed cooperative working relationships with many of the world’s most advanced technology companies, such as Intel, to leverage their research and development capabilities. Additionally, we work closely with our customers to develop product innovations and incorporate these into subsequent product design. This cooperative approach allows us to develop products that meet our customers’ needs in a cost-effective manner. We monitor new technology developments, new component availability and the impact of evolving standards through customer and supplier collaboration. From time to time, we accept third-party funding, provided the work being funded is consistent with and contributes to our strategic roadmap.
SGI UV System Development. We have invested significantly in the development of application-specific integrated circuits ("ASICs") and interconnect technology in order to create next-generation shared-memory systems. We have recently completed the introduction of the Altix UV shared-memory system based on the sixth-generation of our NUMAlink interconnect and NUMAflex architecture. This architecture is intended to increase substantially the performance and scalability of our single system image shared-memory products, as well as to incorporate hybrid processing elements and provide optimized features to enhance in-memory application performance on a cluster computing system. We expect these design efforts to enable us to introduce products that reach broader commercial market segments.

SGI ICE X System Development. Through superior system architecture and hardware design, we also recently introduced the SGI ICE X, which offers market leading system configuration flexibility and is based on InfiniBand interconnect. We continue to emphasize scalability, extremely dense packaging, dramatic power and thermal efficiency, enterprise-class reliability, availability and serviceability features, impressive configurability and strong interoperability in our designs.
Storage. We design and develop hardware, software and solutions for file serving, data management and energy efficient data archival for petascale environments. We design or select “best-in-class” storage hardware such as disk arrays and controllers from OEM suppliers that meet the particular needs of our customers’ applications and environments. Our engineers design software for efficient data access and management of these storage systems and we qualify storage systems ranging from small appliances to enterprise-class storage systems. We strive to tightly integrate the storage software and the hardware systems. We optimize the software that we include in our storage solutions for capacity-driven and performance-driven applications and environments.
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
Application Engineering and Benchmarking. Through our global benchmarking and solutions centers, we provide access to a full range of our server and storage hardware and software, integrated in a wide variety of configurations, for application testing, benchmarking and performance tuning by end-users. At these centers, our personnel, including our application engineering and benchmarking teams work with end-users to build and optimize large-scale cluster computing systems, conduct proof-of-concept testing and simulate end-user applications. Through these centers, we also provide demonstrations of the standardized SGI workflow solutions that we have developed and are developing for their vertical markets. In addition, the SGI® Global Developer Program provides ISVs, systems integrators and consultants technical information for developing and porting their applications, as well as access to our online systems to streamline the implementation.
We believe that focused investments in research and development are critical to our future performance and competitiveness in the marketplace. Our investments in this area will directly relate to enhancement of our current product line, development of new products that achieve market acceptance and our ability to meet an expanding range of customer requirements. As such, we expect to continue to spend on current and future product development efforts.
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

On July 1, 2013, we announced that we had selected Jabil Circuit, Inc. as our primary global manufacturing services and supply chain management provider. The terms of our arrangement with Jabil are subject to execution of definitive agreements.
Competition
The server and storage markets are highly competitive, with rapid technological advances and constantly improving price/performance ratios. These advances and pricing pressures result in frequent product introductions and short product life cycles. We believe that purchasers make buying decisions based on many factors, including: solution features, performance, and scale, quality and reliability, application availability, ease of system management, customization, price/performance ratios, total cost of ownership and quality customer service and support. We believe we compete effectively in each of these areas by providing differentiated solutions that address the needs of our customers.
The market for our products is highly competitive, dynamic and subject to changing technology, customer needs and new product introductions. In the server market we compete primarily with large and build-to-order vendors of x86 servers based in the United States such as Dell Inc. (“Dell”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Oracle Corporation (“Oracle”) and Cray, Inc. (“Cray”). In the storage market we compete primarily with Dell, HP, IBM, Oracle, EMC Corporation (“EMC”), NetApp Inc. (“NetApp”) and Hitachi Data Systems, Inc. (“HDS”). In addition, particularly in the storage market, there are many new companies introducing new products and technology with which we may compete.
Our largest competitors have considerably greater financial, technical, development and sales and marketing resources, broader name recognition and larger customer bases than SGI. Because a computing system is a substantial investment that can require extensive service and support commitments, company size can have a significant impact on purchase decisions. In addition, large competitors can leverage business lines we do not have to broaden offerings and support deep discounting to gain market share. Also, as we continue to enter international markets, we anticipate additional competition from in-country vendors.
Proprietary Rights and Licenses
We rely on a combination of patent, trademark, copyright and trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties. We have over 625 granted patents and pending applications in the United States and abroad, and we intend to continue to protect our intellectual property with patents. We also hold various U.S. and foreign trademarks as well as copyrights in our original software. Although we believe the ownership of patents, copyrights, trademarks and service marks, and trade secrets is an important factor in our business and that our success depends in part on ownership rights, we rely primarily on the innovative skills, technical competence and marketing abilities of our personnel to differentiate our products and services within the marketplace.
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
Our success will depend in part on our ability to protect our intellectual property portfolio and proprietary information. From time to time, we may need to enforce our intellectual property rights through litigation. If a claim is asserted that we have infringed the intellectual property rights of a third-party, we may be required to seek licenses under those intellectual property rights, if available, pay damages and/or redesign our products. If we were to litigate, we would incur significant costs, litigation may be a significant distraction for our management team, and we might not ultimately prevail. Litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which we or our competitors are able to protect intellectual property and could require significant changes in product design. Because of technological changes and the extent of issued patents in our industry, it is possible certain components of our products and business methods may unknowingly infringe existing patents of others. Our industry has seen a substantial increase in litigation with respect to intellectual property matters, and we have been engaged in intellectual property disputes as a defendant as well as a plaintiff in efforts to protect our rights. We expect that we will engage in patent infringement litigation from time to time. See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
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
Environmental Laws
Our products and certain aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Certain of these laws also pertain to tracking and labeling potentially harmful substances that have been incorporated into our products. These laws require us to know whether certain substances are present in our products, and to what degree. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Compliance with environmental laws and regulations across multiple jurisdictions is complex and will require further capital expenditures in future periods, including expenditures for the implementation of new processes in supply chain management and order fulfillment. We believe that these expenditures are necessary to maintain our presence and competitive position in certain markets, including in particular the European Union. No material capital expenditures for environmental control facilities were made in fiscal 2013 and none are planned for the fiscal year ending June 27, 2014 ("fiscal 2014"). See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Employees
As of June 28, 2013, we had over 1,400 employees worldwide. Our future success will require that we continue to retain and motivate highly qualified technical, sales, marketing, finance and management personnel. We have never had a work stoppage, and none of our U.S. employees are represented by a labor union. We have workers’ councils where required by the European Union or other applicable laws. We have employment-related agreements with a number of key employees or where required by applicable law. In general, employment with the Company is considered "at will" and our employment related agreements are not for a defined term.
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
Our website address is www.sgi.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and 10-QT, current reports on Form 8-K, and amendments to those reports are available, without charge, on the investor relations section of our website, www.sgi.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Directors are also posted on our website at http://investors.sgi.com/. Copies are also available, without charge, from the Corporate Secretary, Silicon Graphics International Corp., 46600 Landing Parkway, Fremont, CA 94538. The information contained in, or that can be accessed through, our website is not incorporated by reference herein.

Executive Officers of the Registrant
Our executive officers, their ages and positions as of September 9, 2013 are as follows:

Name	Age	Position
Jorge Titinger	52	Chief Executive Officer, President and Director
Robert Nikl	58	Executive Vice President and Chief Financial Officer
Anthony Carrozza	58	Executive Vice President of Worldwide Sales
Cassio Conceicao	50	Executive Vice President & Chief Operating Officer
Jennifer Pileggi	49	Senior Vice President, General Counsel and Corporate Secretary
Mekonnen Asrat	45	Vice President, Corporate Controller and Principal Accounting Officer

Jorge Titinger joined SGI in February 2012 as our President and Chief Executive Officer and as a member of our board of directors. Previously, Mr. Titinger served as President and Chief Executive Officer of Verigy Ltd. (a company in the semiconductor automated test equipment business) from January 2011 to July 2011, as President and Chief Operating Officer from July 2010 to January 2011 and as Chief Operating Officer from June 2008 to July 2010. Verigy was acquired by Advantest Corporation in July 2011, and from such time until October 2011, Mr. Titinger provided transitional services as President and Chief Executive Officer of Verigy, then a subsidiary of Advantest. Prior to Verigy, Mr. Titinger was Sr. Vice President and General Manager of Product Business Groups at Form Factor, Inc. (a company in the computer chip technology business) from November 2007 to June 2008. Mr. Titinger previously held management positions at KLA-Tencor Corporation (a company in the semiconductor equipment industry), Applied Materials, Inc. (a company involved in the business of semiconductor manufacturing) and Hewlett-Packard Company. Mr. Titinger holds a Bachelor of Science degree in electrical engineering, a Master of Science degree in electrical engineering and a Master of Science degree in engineering management, each from Stanford University.

Robert Nikl joined SGI in May 2012 as our Executive Vice President and Chief Financial Officer. Mr. Nikl served as Executive Vice President and Chief Financial Officer of Verigy Ltd. (a company in the semiconductor automated test equipment business) from June 2006 to October 2011. Verigy was acquired by Advantest Corporation in July 2011. Prior to Verigy, Mr. Nikl was Sr. Vice President and Chief Financial Officer of Asyst Technologies, Inc. (a company in the semiconductor capital equipment business) from September 2004 to June 2006. Mr. Nikl previously held financial management positions at Solectron Corporation (an electronics manufacturing company) and Xerox Corporation and began his career in public accounting at KPMG Peat Marwick. Mr. Nikl is a certified public accountant with active licenses in California and New York and holds an MBA from the University of Connecticut as well as a Bachelor of Business Administration from Pace University in New York.

Anthony Carrozza joined SGI in March 2008 and has served SGI as Executive Vice President of Worldwide Sales since May 2013. In this role, Mr. Carrozza is responsible for SGI's product sales for both direct and indirect customers on a worldwide basis. Prior to his current role, Mr. Carrozza served SGI as Executive Vice President of Field Operations from November 2011 to May 2013 and was responsible for not only sales but also service operations to SGI's customers. Prior to that, Mr. Carrozza held various executive leadership positions with SGI, overseeing our sales organization from March 2008 through November 2011. Mr. Carrozza brings more than twenty five years of worldwide sales experience in the technology sector. Prior to joining SGI, Mr. Carrozza was with Neterion, Inc. from 2006 to 2008 (a company that designed and manufactured 10 gigabyte Ethernet ASICs), where he was Vice President of Sales. Mr. Carrozza was with Quantum Corporation (a manufacturer of storage systems) from 1987 to 2006. When Mr. Carrozza left Quantum, he held the title of Senior Vice President of Worldwide Sales and was a member of the executive management team. Mr. Carrozza holds a Bachelor of Arts degree in political science from Iona College.
On August 28, 2013, the Company announced that Mr. Carrozza would be leaving the Company to pursue other business and personal interests. Mr. Carrozza will work with the Comapny through November 15, 2013 to help ensure a smooth transition and until the Company finds a suitable replacement.
Cassio Conceicao joined SGI in January 2013 as our Executive Vice President and Chief Operating Officer. Mr. Conceicao has over 25 years of technology industry experience, leading change and continuous improvement across a broad range of business disciplines, such as operations, business development, product development, marketing, engineering and customer service. Prior to SGI, Mr. Conceicao served as Corporate Vice President and General Manager of the Services Business at Applied Materials, Inc. (a global provider of manufacturing equipment to the semiconductor, flat-panel display and solar energy industries) from October 1999 to January 2013. He also previously held the position of Vice President of Operations and Engineering at Kinetics Fluid Systems (a manufacturer of gas delivery systems and components for the semiconductor equipment industry) from April 1997 to October 1999. Mr. Conceicao earned a Bachelor of Science in Electrical Engineering and a Bachelor of Arts in English Literature, both from Stanford University.

Jennifer Pileggi joined SGI in September 2011 as our Senior Vice President, General Counsel and Corporate Secretary. Prior to joining SGI, Ms. Pileggi served as Executive Vice President, General Counsel and Corporate Secretary of Con-way Inc. (a global transportation and logistics services company) from December 2004 until June 2011.  Ms. Pileggi originally joined Con-way in 1996 and previously served as Vice President and Corporate Counsel for Menlo Worldwide, Con-way's $1.5 billion supply chain management business segment.  Ms. Pileggi earned a Bachelor of Arts degree in Art History from Yale University and a Juris Doctorate from New York University School of Law.  Ms. Pileggi is a member of the American Bar Association and the California State Bar Association. She served on the board of directors of the California Chamber of Commerce and is a member of the General Counsel Executive Advisory Council of the Bay Area Chapter of the Association of Corporate Counsel.

Mekonnen Asrat joined SGI in June 2012 as our Vice President and Corporate Controller and since August 2012 has served SGI as our Principal Accounting Officer. Previously, Mr. Asrat served as Senior Director, Corporate Controller of Advantest America, Inc., a subsidiary of Advantest Corporation, (a company in the semiconductor automated test equipment business) from March 2011 to June 2012. Prior to that, Mr. Asrat served as Director and Controller at Verigy Ltd. for its Memory Test Solutions business unit, from January 2008 to June 2011 and as Director of SEC Reporting from June 2006 to December 2007. Verigy was acquired by Advantest Corporation in July 2011. Prior to Verigy, Mr. Asrat held a variety of accounting and financial planning and analysis roles at Agilent Technologies, Inc., Hewlett-Packard Company and Ernst & Young LLP. Mr. Asrat is a certified public accountant, actively licensed in California and holds a Master of Professional Accounting degree from the University of Texas at Arlington and a Bachelor of Art in Economics from the College of William & Mary in Virginia.

Item 1A. Risk Factors
Customer Concentration—A relatively small number of customers that purchase our products in large quantities have historically accounted for a significant portion of our revenues. If we are unable to maintain or replace our relationships with such customers and/or diversify our customer base, our revenue may fluctuate or decline and our growth may be limited.
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For fiscal 2013, our top five customers worldwide accounted for approximately 49% of our total revenues, with Amazon accounting for 18% and the U.S. government, excluding system integrators, accounting for 19%.
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
U.S. Government Sales—We derive a significant portion of our revenue from customers who directly or indirectly receive funding from the U.S. government. If our U.S. government-related sales decrease, or our ability to do business with the U.S. government or entities funded by the U.S. government is disrupted or limited, our operating performance could be adversely affected.
We generally derive a significant portion of our revenue directly from U.S. government entities, from research institutions funded by the U.S. government, and from system integrators that sell to the U.S. government through our subsidiary, Silicon Graphics Federal, LLC. For fiscal 2013, such sales represented approximately 40% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.
Our U.S. government business is also subject to specific procurement regulations and a variety of other requirements applicable to companies doing business with the U.S government. Sales to the defense sector require us to comply with additional defense-specific regulations, including maintaining a compliant security program, obtaining security clearances for employees and passing various inspections. Failure to comply with applicable regulations and requirements could lead to our suspension or debarment from U.S. government contracting or subcontracting for a period of time as well as fines against the Company.
Any disruption or limitation in our ability to do business with the U.S. government or entities funded by the U.S. government could materially adversely affect our revenue and operating results.
Contract Manufacturing—We have historically relied on contract manufacturers and partners to assemble and test certain of our products, and our failure to successfully manage our relationships with these contract manufacturers and partners could impair our ability to deliver our systems in a manner consistent with required volumes or delivery schedules, which could damage our relationships with our customers and decrease our revenue.
We have historically relied on a small number of contract manufacturers and partners to assemble and test certain of our products. None of these third-party contract manufacturers or partners are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. For example, we design custom silicon chips for ASICs, but rely on a third-party to manufacture the ASICs for us. None of our contract manufacturers has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. We also announced recently that, subject to the execution of definitive agreements, we selected Jabil Circuit, Inc. as our primary global manufacturing services and supply chain management provider, further increasing our reliance and dependence on contract manufacturing. If our contract manufacturers or partners are not able to meet our capacity requirements or maintain our high standards of quality, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenue and negatively impact our growth.
Strong Competition—We face competition from the leading enterprise computing companies in the world as well as from emerging companies. Some of our competitors have greater name recognition and capital resources than SGI. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth or profitability.
The markets for compute server products and storage products are highly competitive. In addition to intensely competitive smaller companies, we face challenges from some of the most established companies in the computer server market, such as Dell Inc., Hewlett-Packard Company ("HP"), International Business Machines Corporation, Cray, Inc. and

Oracle Corporation. In the storage market, we compete primarily with EMC Corporation, HP, Hitachi Data Systems, Inc. and NetApp, Inc. Our largest competitors have several advantages over us, such as:

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
As the enterprise computing industry evolves, we expect to encounter additional competitors, including companies in adjacent technology businesses such as storage and networking infrastructure and management, companies providing technology that is complementary to ours in functionality, such as data center management software, contract manufacturers and other emerging companies that may announce server product offerings. Moreover, our current and potential competitors, including companies with whom we currently have strategic alliances, may establish cooperative relationships among themselves or with other third parties. If this occurs, new competitors or alliances may emerge that could negatively impact our competitive position.
Unproven Go-to-Market Strategy—We lack experience in marketing solutions to large enterprise customers. If we are not successful in increasing sales of our solutions into enterprise customers, our growth opportunities will be limited.
Despite our historical success in growing our revenues from certain agencies of the U.S. government as well as higher education, we have had limited success in broadening our base of enterprise customers. We have modified our go-to-market (GTM) strategy and have invested in sales and marketing personnel and programs to increase penetration of our HPC, Storage and Big Data solutions among enterprise customers. If we are not successful in increasing sales of our solutions into enterprise customers, our growth opportunities may be limited.
Fluctuations in Operating Results—Among other things, the timing of our revenue is primarily dependent upon the funding and implementation schedules of our customers, particularly as it relates to large IT projects where we can have long sales cycles and long build-out and acceptance schedules. Our periodic operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.
Our quarterly and annual periodic operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. We expect that our revenue, gross margin and earnings per share will fluctuate on a periodic basis in future periods. Factors that may affect our periodic operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	increased competition causing us to sell our products or services at low margins;

•	location and timing requirements for the delivery of our products and services;

•	lengthy acceptance cycles of our products by certain customers;

•	development or product delivery delays, and delays in obtaining necessary components from our suppliers, contractual provisions or other reasons;

•	addition of new customers or loss of existing customers;

•	gross margin pressures from the sales of products and services due to discounted pricing, especially to our largest customers;

•	lack of reliability of our estimates to forecast sales and trends in our business to generate a sales pipeline;

•	uncertainty regarding our sales pipeline and resulting customer contracts; our ability to align our product and service offerings and cost structure with customer needs;

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
Lengthy Sales Cycle—Our sales cycle requires us to expend a significant amount of resources, and could have an adverse effect on the amount, timing and predictability of future revenue.
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
We expend substantial time, effort and money educating our current and prospective customers as to the value of our products. Even if we are successful in persuading essential decision makers within our customers' organizations of the benefits of our products, senior management might nonetheless elect not to buy our products after months of sales efforts by our employees or resellers. If we are unsuccessful in closing sales after expending significant resources, our revenue and operating expenses will be adversely affected.
Even if we are successful in closing sales, several large transactions that we have entered into require us to invest cash up front to fund working capital without collecting cash for several periods. If we are unable to negotiate for more favorable cash collection terms in the future, our liquidity and ability to fund our operations could be adversely affected.

Channel Sales—We are continuing to develop and execute upon a channel strategy to generate additional sales and revenue, and the failure to successfully expand channel sales might affect our ability to sustain revenue growth and may harm our business and operations.
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
Volatile Stock Price—Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.
Our stock price has experienced high volatility. For example, during fiscal 2013, our stock price fluctuated from a high of $15.93 to a low of $5.97. Investors may not be able to sell the shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

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
Acquisition Strategy—We may not be able to realize the potential financial or strategic benefits of acquisitions that we may complete in the future, or find suitable target businesses or technologies to acquire, which could impair our ability to grow our business, develop new products or sell our products.
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
International Sales and Operations—The global nature of our operations exposes us to increased risks and compliance obligations, which may adversely affect our business.
During fiscal 2013, 2012 and 2011, we derived approximately 38%, 41% and 38% of our revenue from sales outside of the United States, respectively. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
Foreign Currency Fluctuations—We may experience foreign currency gains and losses.
We have significant exposure to revenues, expenses and certain asset and liability balances denominated in currencies other than the U.S. Dollar. Changes in the exchange rates of major foreign currencies, particularly the Euro, Japanese Yen and British Pound, relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we have recently started to engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For fiscal 2013, 2012 and 2011, our combined revenue from our EMEA and APJ segments was $270.7 million, $279.2 million and $217.5 million, respectively. As of June 28, 2013 and June 29, 2012, the balance in our foreign currency cash accounts was $54.8 million and $38.6 million, respectively. An increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
In fiscal 2013, we implemented a balance sheet hedging strategy that is intended to mitigate our currency exposures related to remeasuring monetary assets and liabilities by entering into foreign currency forward contracts that have maturities generally of one month or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts. In fiscal 2014, we plan to implement a cash flow hedging strategy and will use forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-USD cash flows to further mitigate the effect of exchange rate fluctuations for these currencies.
Export Controls—Our international sales may require export licenses and expose us to additional risks.
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
Open Source Modular Technology—Our business depends on decisions by potential customers to adopt our modular, open standard-based products and to replace their legacy server systems with our products, and they may be reluctant to do so, which would limit our growth.
Our business depends on companies moving away from large proprietary RISC/UNIX servers to standardized servers that utilize commercially available x86 processor architectures and can deploy a variety of operating systems, including Linux and Microsoft Windows. A majority of the server systems that we sold in fiscal 2013, 2012 and 2011 ran on the Linux® operating system. Products based on the Linux operating system and sold by other software vendors have been the subject of intellectual property infringement litigation, including litigation by Microsoft Corporation.
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
Cost of Materials—Our products have incorporated or have been dependent upon, open standards, commoditized components and materials that we obtain in spot markets, and, as a result, our cost structure and our ability to respond in a timely manner to customer demand are sensitive to volatility of the market prices for these components and materials.
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
In addition to the component parts, we currently integrate Application Specific Integrated Circuits (ASIC) in many of our products. The development of an ASIC is costly and may take up to many months to develop. These costs typically are expensed as incurred as research and development costs and will cause volatility in our operating results and may cause them to fluctuate significantly.
Supplier Relationships—If we fail to maintain or expand our relationships with our suppliers, in some cases single-source suppliers, we may not have adequate access to new or key technology necessary for our products, which may impair our ability to deliver leading-edge products.
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
Environmental Laws and Liabilities—Unforeseen environmental costs could impact our future net earnings.
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
Dependence on Key Personnel—If we are unable to retain and attract adequate qualified personnel, we may not be able to execute on our business strategy.
During the past two fiscal years, we have experienced significant changes in our management team. In December 2011, Mark Barrenechea resigned from the positions of Chief Executive Officer and President effective January 1, 2012, and Ron Verdoorn, the Chairman of our Board of Directors, was appointed Interim Chief Executive Officer in accordance with the succession plan put in place by the Nominating and Corporate Governance Committee of the Board of Directors. The Board of Directors appointed Jorge L. Titinger as Chief Executive Officer and President, effective February 27, 2012. In addition, Timothy Pebworth resigned as Vice President and Chief Accounting Officer effective April 20, 2012, and James Wheat resigned as Senior Vice President, Chief Financial Officer and Chief Accounting Officer effective May 14, 2012, each for personal reasons. On April 30, 2012, Robert Nikl was appointed as Executive Vice President and Chief Financial Officer effective May 15, 2012. Mekonnen Asrat joined the company as Vice President and Corporate Controller on June 27, 2012 and became our Principal Accounting Officer on August 6, 2012. On January 21, 2013, Cassio Conceicao joined SGI as Executive Vice President and Chief Operating Officer, a newly created position at the company. On August 28, 2013, the Company announced that Anthony Carrozza was leaving the Company and that a search for his replacement was underway.
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
Additionally, to help attract, retain and motivate certain qualified employees, we use share-based incentive awards such as employee stock options and non-vested share units (restricted stock units). If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate employees could be weakened, which could harm our results of operations.
Credit Facility Restrictions—We are subject to restrictions under our credit facility that may result in our inability to engage in favorable business activities or finance future operations or capital needs.
On December 5, 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million, which amount was increased to $40.0 million on May 1, 2012. On February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. The credit facility includes a $10.0 million letter of credit subfacility. The credit facility contains various financial and other covenants that, among other things:

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
Financial Estimates and Assumptions—We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations.
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
Internal Controls—If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.
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
Tax Exposure—Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. For example, we were assessed tax and interest by the Canada Revenue Agency ("CRA") in connection with excess research credits claimed by our Canadian subsidiaries in prior periods.  During fiscal 2013, the CRA reduced the tax and interest assessed which resulted in a tax benefit and a reduction of a tax liability.
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
IT Infrastructure—Unsuccessful deployment of new transaction processing applications and other systems integration issues could disrupt our internal operations and any such disruption could reduce our expected revenue, increase our expenses and damage our reputation.
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

Information Security—We maintain confidential and proprietary information on our computer networks and employ security measures designed to protect this information from unauthorized access. If our security measures are breached and unauthorized access is obtained, we may lose proprietary data and may suffer economic losses.
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
Geographic Business Concentrations—Business disruptions could affect our operating results.
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
Further, we maintain a program of insurance coverage for various types of property, casualty and other risks. We place our insurance coverage with various carriers in numerous jurisdictions. However, there is a risk that a claim may go unpaid, such as in the event of a widespread catastrophic event that materially affects the resources of our insurer. The types and amounts of insurance that we obtain vary from time to time and from location to location, depending on availability, cost and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insurance basis. Losses not covered by insurance may be substantial and may increase our expenses, which could harm our results of operations and financial condition.
Weak Global Economy—Weak or unstable global market and economic conditions may have serious adverse consequences on our business.
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
Intellectual Property Enforcement—If we are unable to protect our intellectual property adequately, we may not be able to compete effectively.
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
Intellectual Property Risks—If we are found to have violated the intellectual property rights of others, we could be required to indemnify our customers, resellers or suppliers, redesign our products, pay significant royalties and enter into license agreements with third parties.
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
Open Source Software—Our use of open source and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our products.
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

Litigation—Adverse litigation results could affect our business.
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
Global Restructuring—We may not fully realize the anticipated positive impacts to future financial results from our restructuring efforts.
While we have substantially completed restructuring efforts to streamline operations and reduce operating expenses in Europe, we may undetake additional restructuring efforts in the future. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as negotiations with third parties. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.
Accounting Standards—Changes in accounting principles or standards, or in the way they are applied, could result in unfavorable accounting charges or effects and unexpected financial reporting fluctuations, and could adversely affect our reported operating results.
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
For example, the Financial Accounting Standards Board ("FASB") is currently working together with the International Accounting Standards Board ("IASB") to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow GAAP and those that are required to follow International Financial Reporting Standards ("IFRS"). These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, revenue recognition, lease accounting,and financial statement presentation. We expect the SEC to make a determination regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.
Corporate Governance—We are subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NASDAQ Global Select Market and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, Congress recently passed the Dodd-Frank Wall Street Reform and Protection Act. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
Conflict Minerals Risks—We are subject to the SEC's new rules regarding the use and disclosure of conflict minerals, which we expect will increase our operating and compliance costs and could potentially harm our reputation, causing a decline in our stock price.
The SEC adopted its final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning conflict minerals during August 2012. The objective of the rule is to reduce funding for armed groups that are abusing human rights in the "conflict region" as defined in the final rule. We are committed to compliance with the SEC's Conflict Minerals Rule and support its intended objective. This new rule requires us to: (1) determine whether conflict minerals (tin, tantalum, tungsten, gold or similar derivatives) are used in our products and, if so, determine if the minerals originated from the Democratic Republic of Congo (DRC) or its immediately adjoining countries; and (2), if so, conduct due diligence regarding the source and chain of custody of these conflict minerals to determine whether the conflict minerals financed or benefitted armed groups. The rule will require us to submit forms and reports to the SEC by May 31, 2014 and annually thereafter that disclose our determinations and due diligence measures. We are currently conducting conflict minerals due diligence with our supply chain partners and are working toward our May 31, 2014 deadline. Presently, we have not determined how many or if any of our supply chain partners use conflict minerals or how much expense our due diligence exercise will add to our operational cost. If we do not properly assess supply chain partners and appropriately control costs and budget for conflict minerals compliance, our results of operations and profitability in the future could suffer, our reputation could be harmed and our stock price could suffer as a result.
Anti-takeover Provisions—Some provisions in our certificate of incorporation and bylaws may deter third parties from acquiring us.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our properties consist of leased and owned facilities used for manufacturing, warehouse, sales and marketing, research and development, services and support and administrative purposes worldwide. As of June 28, 2013, we owned or leased approximately 800,000 square feet of space in our domestic and international locations. We owned 34% of this space and leased the remaining 66%. Included in these amounts are approximately 4,000 square feet of vacated space, which we sublease to a third-party.
Approximately 88% of our owned and leased properties are located in the United States. These domestic locations are primarily located in Fremont, California, which is our corporate headquarters, and in Chippewa Falls, Wisconsin, which is where our manufacturing and warehouse facilities are located. In June 2013, we signed a lease for a new headquarters facility in Milpitas, California and expect to relocate operations in December 2013. Our international locations, which comprise approximately 12% of all our properties, are mainly located in Tokyo, Japan, Shanghai, China and Winnersh, United Kingdom. Our international properties are primarily used for sales, services, research and development and administrative offices.
We believe that our existing properties are in good condition, are suitable for the conduct of our business, and appropriately support our current business needs.
Item 3. Legal Proceedings
We are involved in various legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, domestic and international federal, state and local tax reviews and audits and other matters. We may also be subject to litigation and/or adverse rulings or judgments as a result of certain contractual indemnification obligations. We do not know whether we will prevail in these matters, nor can we assure that any remedy or resolution will be reached on commercially reasonable terms, if at all. We intend to defend ourselves vigorously in these actions. Based on currently available information, we believe that we have meritorious defenses and that the resolution of these cases, individually or in the aggregate, is not likely to have a material adverse effect on our business, financial condition or future results of operations. We record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

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
Our common stock is listed on the NASDAQ National Market under the symbol “SGI". The following table sets forth for the periods indicated the high and low sale prices of our common stock, as reported by the NASDAQ Markets.

Fiscal Year Ending June 28, 2013	High	Low
Fourth Quarter	$15.10	$11.83
Third Quarter	15.93	9.95
Second Quarter	10.64	7.47
First Quarter	9.49	5.97

Fiscal Year Ending June 29, 2012	High	Low
Fourth Quarter	$10.11	$5.02
Third Quarter	14.93	8.36
Second Quarter	16.10	10.24
First Quarter	17.71	11.29
Holders
As of August 30, 2013, there were 34,273,783 shares of our common stock outstanding. As of August 30, 2013, we had ten registered holders of record of our outstanding common stock. A substantially greater number of holders of our outstanding common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have never declared or paid any dividends on our capital stock. Our current credit facility restricts our ability to declare or pay dividends. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future.
Recent Sale of Unregistered Securities
None
Issuer Purchases of Equity Securities
The following table summarizes the activity related to stock repurchases for the fiscal year ended June 28, 2013:

Issuers Repurchases of Equity Securities
(in thousands, except per share amounts)
	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs

Feb. 23, 2013 - Mar. 29, 2013	30	$14.83	30	$14,560
Mar. 30, 2013 - Apr. 26, 2013	33	$12.59	33	$14,145
Apr. 27, 2013 - May 24, 2013	48	$14.27	48	$13,452
May 25, 2013 - Jun. 28, 2013	86	$14.26	86	$12,220

Total	197	$14.07	197	$12,220

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
During fiscal year 2013, the Company repurchased approximately 197,000 shares of its common stock for approximately $2.8 million. As of June 28, 2013, the Company had a remaining authorization of $12.2 million for future share repurchases.

Performance Graph (1)
The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 29, 2007 through June 28, 2013, for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the RDG Technology Composite Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN*

Among Silicon Graphics International Corp., the NASDAQ Composite Index, and the RDG Technology Composite Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/29/07
1/3/09
6/26/09
6/25/10
6/24/11
6/29/12
6/28/13
Silicon Graphics International Corp.
NASDAQ Composite
RDG Technology Composite

*$100 invested on 12/29/07 in stock or 12/31/07 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

	12/29/2007	1/3/2009	6/26/2009	6/25/2010	6/24/2011	6/29/2012	6/28/2013
Silicon Graphics International Corp.	100.00	42.28	47.12	83.44	158.33	66.50	137.65
NASDAQ Composite	100.00	59.74	69.59	80.59	107.36	114.43	134.54
RDG Technology Composite	100.00	57.25	71.36	82.97	107.35	116.46	127.72

(1)
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
On June 19, 2009, our Board of Directors approved a change in our fiscal year end from the Saturday closest to December 31st of each year to the last Friday in June of each year. As a result of this change, we had a six month transition period, which began on January 4, 2009 and ended on June 26, 2009. Accordingly, our fiscal year 2010 began on June 27, 2009 following a transition period that ended June 26, 2009. Additionally, this change in year end resulted in the quarter ended June 26, 2009 containing 83 days versus a standard 91 day quarter. The change in fiscal year end was made to facilitate the integration and consolidated reporting of the businesses and other related assets acquired and liabilities assumed from an acquisition completed in May 2009.

	Fiscal Year Ended					Six Months Ended June 26, 2009
	June 28, 2013	June 29, 2012	June 24, 2011	June 25, 2010	January 3, 2009 (3)
	(in thousands, except per share amounts)
Revenue	$767,227	$752,987	$629,568	$403,717	$247,430	$102,777
Gross profit (1)	189,052	193,817	169,812	89,589	29,438	7,777
Loss from continuing operations before income taxes (2)	(15,443)	(23,460)	(19,991)	(93,302)	(30,911)	(16,433)
Income tax (benefit) provision from continuing operations	(12,623)	1,001	1,242	(4,441)	376	(2,242)
Net loss from continuing operations	(2,820)	(24,461)	(21,233)	(88,861)	(31,287)	(14,191)
Income (loss) from discontinued operations	—	—	—	409	(25,896)	(20)
Income tax benefit from discontinued operations	—	—	—	—	(2,955)	—
Income (loss) from discontinued operations, net of tax	—	—	—	409	(22,941)	(20)
Net loss	$(2,820)	$(24,461)	$(21,233)	$(88,452)	$(54,228)	$(14,211)

Basic and dilutive net (loss) income per share:
Continuing operations	(0.09)	(0.77)	(0.69)	(2.95)	(1.06)	(0.48)
Discontinued operations	—	—	—	0.01	(0.77)	—
	$(0.09)	$(0.77)	$(0.69)	$(2.94)	$(1.83)	$(0.48)

Shares used in computing basic and diluted net (loss) income per share:	32,909	31,653	30,608	30,130	29,583	29,798

	June 28, 2013	June 29, 2012	June 24, 2011	June 25, 2010	June 26, 2009	January 3, 2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$175,181	$104,851	$139,868	$129,343	$128,714	$171,954
Working capital	130,866	112,960	133,970	124,495	168,687	216,315
Total assets	407,853	496,880	538,009	497,212	441,636	285,493
Total liabilities	277,599	385,988	414,723	362,283	223,537	54,004
Total stockholders’ equity	130,254	110,892	123,286	134,929	218,099	231,489

(1)	Gross profit includes the following items:

	Fiscal Year Ended					Six Months Ended June 26, 2009
	June 28, 2013	June 29, 2012	June 24, 2011	June 25, 2010	January 3, 2009
	(in thousands)
Share-based compensation	$1,598	$1,358	$685	$691	$1,120	$423

(2)	Loss from continuing operations before income taxes includes the following items:

	Fiscal Year Ended					Six Months Ended June 26, 2009
	June 28, 2013	June 29, 2012	June 24, 2011	June 25, 2010	January 3, 2009
	(in thousands)
Share-based compensation	$10,100	$10,061	$5,898	$4,827	$9,152	$3,215
Restructuring charges	9,048	2,469	5,072	5,213	685	1,270
Acquisition-related	—	—	1,271	(3,264)	—	6,070
Impairment of investments and long-lived assets	189	527	—	—	—	—
Gain from settlement agreement	—	—	—	—	—	(5,000)
Gain from acquisition	—	—	—	—	—	(19,831)
Total charges	$19,337	$13,057	$12,241	$6,776	$9,837	$(14,276)

(3)	Information has been restated to present the results of our Rapidscale™ product line as discontinued operations.

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
Overview
Business Summary
SGI is a global leader in high performance computing ("HPC"). We are focused on helping customers solve their most demanding business and technology challenges by delivering technical computing, Big Data and cloud computing solutions that accelerate time to discovery, innovation and profitability.
We develop, market and sell a broad line of low cost, mid-range and high-end scale-out and scale-up servers, enterprise-class storage hardware, differentiating software and designed-to-order solutions for large-scale deployments, coupled with global support and highly experienced professional services. SGI solutions are designed to provide greater flexibility and scalability, with lower total cost of ownership.
SGI solutions are utilized by scientific, business and government communities to fulfill highly data intensive application needs in petascale environments. Delivering industry-leading computing power and fast and efficient data movement, both within the computing system and to and from large-scale data storage installations, SGI systems enable customers to access, analyze, transform, manage and visualize information in real and near real-time.
Our goal is to accelerate time to results in key markets including federal government, defense and strategic systems, weather and climate, physical and life sciences, energy (including oil and gas), aerospace, automotive, internet, financial services, media and entertainment and cloud services.
Management has implemented a strategic plan which will drive changes in three major areas. First, we expect market growth in our core markets of high performance, storage and Big Data. We believe that these are the markets that will provide the biggest growth opportunity and where we expect to gain share. We are continuing to target our investments towards key vertical markets and horizontal solutions where we can provide the highest value to our customers and differentiate our offerings to gain both market share and margins in line with our business model. Second, we have a strong suite of products and go-to-market strategy aligned with these growing opportunities. During fiscal 2013, we introduced new products for storage, new configurations for our Rackable, ICE X and UV compute platforms and have increased our portfolio of software partners. Third, management continues to focus on opportunities to enhance operational efficiency and costs, most notably through our contract manufacturing initiative that we recently announced, but also through consolidation of additional legal entities and the realization of a full year of savings from our restructuring activities. We believe that this strategic plan will help create a strong foundation for our business results in the long-term.
Basis of Presentation
Included in this report are our consolidated balance sheets as of June 28, 2013 and June 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the fiscal years ended June 28, 2013 ("fiscal 2013"), June 29, 2012 ("fiscal 2012") and June 24, 2011 ("fiscal 2011").
The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Fiscal year 2013 was comprised of 52 weeks. Fiscal year 2012 was comprised of 53 weeks and fiscal year 2011 was comprised of 52 weeks.
Significant events
Our financial results during fiscal 2013, 2012 and 2011 were affected by certain significant events that should be considered in comparing the periods presented.
Acquisition of SGI Japan, Ltd.
On March 9, 2011 (the “Closing Date”), pursuant to a Stock Purchase Agreement (the "Agreement") dated March 8, 2011, the Company's wholly-owned subsidiary, Silicon Graphics World Trade BV ("SGI BV") acquired the remaining outstanding shares of SGI Japan, Ltd., a Japanese corporation (“SGI Japan”) for $17.9 million in cash. Prior to the Closing Date, the Company owned approximately 10% of the outstanding shares of SGI Japan and accounted for such investment as a cost method investment. SGI Japan operates primarily as a seller and servicer of HPC, visualization, data center and media and archive systems in Japan.

Restructuring action in Europe
On March 16, 2012, our Board of Directors approved a restructuring action (the "Fiscal 2012 Restructuring Action") to reduce approximately 25% of our European workforce and close certain legal entities and offices in Europe. We adopted the Fiscal 2012 Restructuring Action to streamline operations and reduce operating expenses in Europe.
In connection with the Fiscal 2012 Restructuring Action, we expect to incur pre-tax cash charges of approximately $13.0 million, consisting of pre-tax cash charges of approximately $12.0 million for employee termination benefits, and up to $1.0 million for the planned office and legal entity closures, including contract termination costs and other associated costs. As of June 28, 2013, we have recognized the majority of the expense associated with the employee termination benefits and have recognized approximately $2.5 million and $9.0 million of expense in fiscal years 2012 and 2013, respectively. We expect to substantially complete the employee terminations by the end of our first quarter of fiscal 2014. The closure of offices and legal entities are still in progress and the related expenses are expected to be recognized over that period of time. Upon completion of the Fiscal 2012 Restructuring Action, we expect to realize annualized savings of approximately $7.0 million.
Results of Operations—Financial Highlights
Comparison of Fiscal 2013 and Fiscal 2012

•
Our total revenue increased $14.2 million or 1.9% to $767.2 million in fiscal 2013 from $753.0 million in fiscal 2012. The increase in revenue was primarily due to higher sales from our scale out server products as well as our cloud/web solutions, and was partially offset by a decline in our customer support and professional service offerings.

•
Our overall gross margin decreased by 1.1 percentage points from 25.7% in fiscal 2012 to 24.6% in fiscal 2013. The unfavorable change in gross margin was due to unfavorable margins resulting from low margin deals in Japan and EMEA recognized during fiscal 2013. This was partially offset by lower excess and obsolete inventory charges. In fiscal 2012, we recorded a $10.1 million inventory write down to reflect reduced demand for manufacturing parts for earlier generation products and a revaluation of spare inventories to reflect reduced expected usage.

•
Our research and development and selling, general and administrative expenses decreased $19.1 million or 9.0% from $212.8 million in fiscal 2012 to $193.7 million in fiscal 2013. The primary driver of this decline was the decrease in compensation and related expenses due to reductions in headcount. Total headcount as of June 28, 2013 was 1,410, which reflects a reduction of 169 employees from 1,579 as of June 29, 2012 due to restructuring actions in fiscal 2012 as well as attrition. The savings from the headcount reductions more than offset the increases in salaries and wages due to merit increases. We have actively been controlling our costs across all functions in order to streamline our operations and reduce operating expenses. We have also benefited from lower charges for the amortization of intangible assets as these assets are nearing full amortization.

•
We incurred restructuring expense of $9.0 million for fiscal 2013, as compared to $2.5 million for fiscal 2012 related to the fiscal 2012 restructuring action primarily focused on cost reductions in Europe.

•
We recognized a net loss for fiscal 2013 of $2.8 million compared to a net loss of $24.5 million in fiscal 2012. The $21.6 million increase in net income was mainly driven by the income tax benefit recorded of $12.6 million as a result of unrecognized tax benefits, and a decrease in our total operating expenses, which was partially offset by low margin deals that were recognized during the first and third quarters of fiscal 2013.

•	We are continuing to streamline our operations and have tight controls over our spending in order to help achieve our long-term operating target goals.
Comparison of Fiscal 2012 and Fiscal 2011

•
We have included the operating results associated with the acquisitions of SGI Japan in our consolidated financial statements only for the period since the date of the acquisition in March 2011. This inclusion significantly affected our revenues, results of operations and financial position and impacts the comparability of fiscal 2012 and fiscal 2011.

•
Our total revenue increased $123.4 million or 19.6% to $753.0 million in fiscal 2012 from $629.6 million in fiscal 2011. The increase in revenue was primarily due to higher sales from our cloud and storage products as well as from customer support and professional service offerings. We also generated a significant amount of revenue from SGI Japan, which we acquired in March 2011.

•
Our overall gross margin decreased by 1.3 percentage points from 27.0% in fiscal 2011 to 25.7% in fiscal 2012. Our gross margin was negatively impacted by a $10.1 million inventory write down to reflect reduced demand for manufacturing parts for earlier generation products and a revaluation of spare inventories to reflect reduced expected usage. The decrease in gross margin was primarily caused by the excess and obsolete charges.

•
Total operating expenses increased $26.5 million or 14.0% to $215.3 million in fiscal 2012 from $188.8 million in fiscal 2011. The increase was primarily due to incremental expenses incurred as a result of our acquisition of SGI Japan primarily for employee compensation and facilities costs. Our fiscal 2011 results only include expenses for SGI Japan from March 2011 or about four months, compared to a full year of expenses in fiscal 2012. Our total headcount was about flat from fiscal 2011 with over 1500 employees worldwide as of June 29, 2012. This included approximately 230 employees which were brought on as part of the SGI Japan acquisition.

•	We incurred restructuring expense of $2.5 million for fiscal 2012, as compared to $5.1 million for fiscal 2011 related to the restructuring actions.
Revenue
Our revenue mix by geography illustrates that we continue to have strong international presence representing 37.9%, 40.6% and 38.2%, of our total revenue during fiscal 2013, 2012 and 2011, respectively. For fiscal 2013, Amazon and various agencies of the United States government, excluding system integrators, were the only customers that contributed more than 10% of total revenue. For fiscal 2012 and 2011, Amazon was our only customer that contributed more than 10% of total revenue.
Among other things, the timing of our revenue is primarily dependent upon the funding and implementation schedules of our customers. A significant portion of our revenue relates to large IT projects, which can have long sales cycles and long build-out and acceptance schedules.
The following table presents revenue by operating segment for fiscal 2013, 2012 and 2011 (presented on a contractual basis):

	Fiscal Year Ended			2013 over 2012		2012 over 2011
	June 28, 2013	June 29, 2012	June 24, 2011	Change		Change
				$	%	$	%
	(in thousands, except percentages)
Total Revenue
Americas	$496,508	$473,746	$412,102	$22,762	4.8%	$61,644	15.0%
APJ	136,567	170,392	102,327	(33,825)	(19.9)%	68,065	66.5%
EMEA	134,152	108,849	115,139	25,303	23.2%	(6,290)	(5.5)%
Total revenue	$767,227	$752,987	$629,568	$14,240	1.9%	$123,419	19.6%

Product Revenue
Americas	410,445	387,165	$311,973	$23,280	6.0%	$75,192	24.1%
APJ	74,326	94,494	68,641	(20,168)	(21.3)%	25,853	37.7%
EMEA	105,918	75,074	84,563	30,844	41.1%	(9,489)	(11.2)%
Total product revenue	$590,689	$556,733	$465,177	$33,956	6.1%	$91,556	19.7%

Service Revenue
Americas	$86,063	$86,581	$100,129	$(518)	(0.6)%	$(13,548)	(13.5)%
APJ	62,241	75,898	33,686	(13,657)	(18.0)%	42,212	125.3%
EMEA	28,234	33,775	30,576	(5,541)	(16.4)%	3,199	10.5%
Total service revenue	$176,538	$196,254	$164,391	$(19,716)	(10.0)%	$31,863	19.4%

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
Americas
Revenue increased $22.8 million or 4.8% to $496.5 million in fiscal 2013 from $473.7 million in fiscal 2012. The increase in Americas revenue was driven by higher product revenue partially offset by a decline in service revenue. Product revenue increased by $23.3 million driven by the strength in sales of our scale-out servers, cloud solutions, software and third party products. This increase in product revenue was partially offset by a decrease in sales of our scale-up compute and storage solutions. Our service revenue was $86.1 million in fiscal 2013, or about flat compared to last fiscal year. Service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. The Americas segment represented 64.7% and 62.9% of the total revenue in fiscal 2013 and 2012, respectively.
Revenue increased $61.6 million or 15.0% to $473.7 million in fiscal 2012 from $412.1 million in fiscal 2011. The increase in Americas revenue was driven by higher product revenue partially offset by a decline in service revenue. Product revenue increased by $75.2 million driven by the strength in sales of our cloud and storage products. Service revenue decreased $13.5 million despite having one additional week in fiscal 2012 compared to fiscal 2011. The decrease was primarily attributable to lower support revenue as our new products replace our installed base of older generation products with higher margin support contracts. The Americas segment represented 62.9% and 65.5% of the total revenue in fiscal 2012 and 2011, respectively.
APJ
Revenue from our APJ segment decreased $33.8 million or 19.9% to $136.6 million in fiscal 2013 from $170.4 million in fiscal 2012. The revenue decline in APJ was primarily driven by lower product revenue for our scale-up, scale-out, and software solutions as well as third party products, partially offset by higher revenue generated from our cloud solutions. Our revenue from APJ segment for fiscal 2013 was comprised of $74.3 million from product sales and $62.2 million from services compared to product and service revenue of $94.5 million and $75.9 million, respectively, for fiscal 2012. The decrease in service revenue was attributable to the timing of professional services provided as well as a slight deterioration in customer service maintenance contracts as discussed above. The APJ segment represented 17.8% and 22.6% of the total revenue in fiscal 2013 and 2012, respectively.
Revenue increased $68.1 million or 66.5% to $170.4 million in fiscal 2012 from $102.3 million in fiscal 2011. Our higher revenue in APJ was primarily due to the acquisition of SGI Japan in March 2011, which contributed $130.9 million of revenue in fiscal 2012 compared to $67.4 million in fiscal 2011. Of the $67.4 million of revenue, $15.7 million was the revenue we recognized during the period SGI Japan was a customer and $51.7 million was revenue recognized by the Company after the acquisition of SGI Japan. Our revenue for fiscal 2012 was comprised of $94.5 million from product sales and $75.9 million from services compared to product and service revenue of $68.6 million and $33.7 million, respectively, for fiscal 2011. The APJ segment represented 22.6% and 16.3% of the total revenue in fiscal 2012 and 2011, respectively.
EMEA
Revenue from our EMEA segment increased $25.3 million or 23.2% to $134.2 million in fiscal 2013 from $108.8 million in fiscal 2012. The increase in EMEA revenue was driven by higher product revenue partially offset by a decline in service revenue. Product revenue increased by $30.8 million driven by the strength in sales of our scale-out servers and storage solutions products. This increase in product revenue was partially offset by a decrease in sales of our cloud/web solutions products. Our service revenue decreased $5.5 million or 16.4% to $28.2 million in fiscal 2013 from $33.8 million in fiscal 2012. The decrease in service revenue was attributable to the timing of professional services provided as well as a slight deterioration in customer service maintenance contracts as discussed above. The EMEA segment represented 17.5% and 14.5% of the total revenue in fiscal 2013 and 2012, respectively.
Revenue decreased $6.3 million or 5.5% to $108.8 million in fiscal 2012 from $115.1 million in fiscal 2011. The decrease in revenue was primarily attributable to a decrease in product revenue of $9.5 million as a result of lower server and storage sales. This decrease was partially offset by an increase in service revenue of $3.2 million due to one additional week in fiscal 2012 compared to fiscal 2011. The EMEA segment represented 14.5% and 18.3% of the total revenue in fiscal 2012 and 2011, respectively.

Cost of revenue, gross profit and gross margin.
The following table presents cost of revenue, gross profit and gross margin for fiscal 2013, 2012 and 2011 (presented on a contractual basis as fully described in Note 20 to our Consolidated Financial Statements at Item 8):

	Fiscal Year Ended			2013 over 2012		2012 over 2011
	June 28, 2013	June 29, 2012	June 24, 2011	Change		Change
				$	%	$	%
	(in thousands, except percentages)
Product revenue	$590,689	$556,733	$465,177	$33,956	6.1%	$91,556	19.7%
Service revenue	176,538	196,254	164,391	(19,716)	(10.0)%	31,863	19.4%
Total revenue	$767,227	$752,987	$629,568	$14,240	1.9%	$123,419	19.6%

Cost of product revenue	$471,939	$447,147	$367,393	$24,792	5.5%	$79,754	21.7%
Cost of service revenue	106,236	112,023	92,363	(5,787)	(5.2)%	19,660	21.3%
Total cost of revenue	$578,175	$559,170	$459,756	$19,005	3.4%	$99,414	21.6%

Product gross profit	$118,750	$109,586	$97,784	$9,164	8.4%	$11,802	12.1%
Service gross profit	70,302	84,231	72,028	(13,929)	(16.5)%	12,203	16.9%
Total gross profit	$189,052	$193,817	$169,812	$(4,765)	(2.5)%	$24,005	14.1%

Product gross margin	20.1%	19.7%	21.0%
Service gross margin	39.8%	42.9%	43.8%
Overall gross margin	24.6%	25.7%	27.0%
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
Our cost of revenue and gross profit are impacted by price changes, product configuration, revenue mix and product material costs. Our service cost of revenue and gross margin are impacted by timing of support service initiations and renewals and incremental investments in our customer support infrastructure.
Our headcount in the manufacturing and services organization decreased from 697 employees at June 29, 2012 to 572 employees at June 28, 2013.
Overall gross profit decreased $4.8 million or 2.5% to $189.1 million in fiscal 2013 from $193.8 million in fiscal 2012. Overall gross margin percentage decreased to 24.6% in fiscal 2013 from 25.7% in fiscal 2012. Our gross margin decreased primarily as a result of a few low margin deals that occurred in fiscal 2013 that negatively impacted our margins. This was offset by lower excess and obsolete inventory charges during fiscal 2013 compared to fiscal 2012 as well as from the savings from the lower headcount discussed above.
Product gross profit increased $9.2 million or 8.4% to $118.8 million in fiscal 2013 from $109.6 million in fiscal 2012. Product gross margin percentage increased to 20.1% in fiscal 2013 from 19.7% in fiscal 2012, as a result of a lower excess and obsolete inventory charges during fiscal 2013 compared to fiscal 2012 and lower headcount costs. However, this was almost offset by the negative impact of the low margin deals that were recorded in fiscal 2013 during the first quarter primarily in APJ and EMEA and the third quarter of fiscal 2013 in EMEA and the Americas.
Service gross profit decreased $13.9 million or 16.5% to $70.3 million in fiscal 2013 from $84.2 million in fiscal 2012. Service gross margin decreased to 39.8% in fiscal 2013 from 42.9% in fiscal 2012 primarily as a result of low margin deals.
Overall gross profit increased $24.0 million or 14.1% to $193.8 million in fiscal 2012 from $169.8 million in fiscal 2011. However, overall gross margin percentage decreased to 25.7% in fiscal 2012 from 27.0% in fiscal 2011 due to a $10.1 million inventory write down to reflect reduced demand for manufacturing parts for earlier generation products and a revaluation of spare inventory to better reflect expected usage.

Product gross profit increased $11.8 million or 12.1% to $109.6 million in fiscal 2012 from $97.8 million in fiscal 2011. Product gross margin percentage decreased to 19.7% in fiscal 2012 from 21.0% in fiscal 2011. Our increase in product gross profit during fiscal 2012 was driven by the incremental volume of sales primarily due from our acquisition of SGI Japan in March 2011. The total product gross margin decrease is attributable to an increase in inventory write offs of $10.0 million from $3.0 million in fiscal 2011 related to the write down of earlier generation products as discussed above as well as unfavorable product mix shifts to lower margin products and competitive pricing in EMEA.
Service gross profit increased $12.2 million or 16.9% to $84.2 million in fiscal 2012 from $72.0 million in fiscal 2011. Service gross margin slightly decreased to 42.9% in fiscal 2012 from 43.8% in fiscal 2011. The total service gross margin decrease was attributable to an increase in the valuation charge of spare parts of $6.3 million from $2.7 million in fiscal 2011 related to earlier generation products and to better reflect expected usage.
Operating expenses
Operating expenses for fiscal 2013, 2012 and 2011 were as follows:

	Fiscal Year Ended			2013 over 2012		2012 over 2011
	June 28, 2013	June 29, 2012	June 24, 2011	Change		Change
				$	%	$	%
	(in thousands, except percentages)
Research and development	$60,611	$62,356	$54,067	$(1,745)	(2.8)%	$8,289	15.3%
Sales and marketing	78,730	88,414	75,813	(9,684)	(11.0)%	12,601	16.6%
General and administrative	54,317	62,021	52,578	(7,704)	(12.4)%	9,443	18.0%
Restructuring	9,048	2,469	5,072	6,579	266.5%	(2,603)	(51.3)%
Acquisition-related			1,271			(1,271)	(100.0)%
Total operating expense	$202,706	$215,260	$188,801	$(12,554)	(5.8)%	$26,459	14.0%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, facilities and information technology costs. During fiscal 2013, 2012 and 2011, we received $1.3 million, $1.6 million and $1.3 million, respectively, in third-party funding which offset a portion of our research and development expenses.
Research and development expense decreased $1.7 million or 2.8% to $60.6 million in fiscal 2013 from $62.4 million in fiscal 2012. The decrease in research and development expense was primarily due to a reduction in third party provider and non-recurring engineering costs of approximately $1.0 million and equipment and materials of $1.6 million as we were ramping up for new product introductions in fiscal 2012. This was offset by higher depreciation of $0.5 million as we continue to invest in research and development activities, as well as higher stock based compensation expense of approximately $0.3 million.
Research and development expense increased $8.3 million or 15.3% to $62.4 million in fiscal 2012 from $54.1 million in fiscal 2011. The increase in research and development expense was primarily due to incremental expenses incurred as a result of our acquisition of SGI Japan. Our fiscal 2011 results only include expenses for SGI Japan from March 2011 or approximately four months, compared to a full year of expenses in fiscal 2012. Our headcount in research and development also increased by 45 employees from 293 at June 24, 2011 to 338 employees at June 29, 2012 as we continued to invest in research and development activities. As a result of the acquisition and the increased headcount, compensation and related expenses increased $3.9 million and share-based compensation increased $1.3 million compared to fiscal 2011. These costs were partially offset by a decrease in third-party expenses of $1.1 million. We also incurred incremental expenses for materials and supplies primarily driven by the new product introductions of our UV2, ICE X and MIS products that were introduced during fiscal 2012.
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
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense decreased $9.7 million or 11.0% to $78.7 million in fiscal 2013 from $88.4 million in fiscal 2012. This reduction was primarily due to a decrease in our compensation and related expenses as a result of lower headcount as well as lower commissions and bonus expense reflecting lower achievement of sales commission targets and performance metrics. In addition, we also benefited from a decrease in intangible amortization expense of $0.7 million as some of our intangible assets became fully amortized, resulting in lower intangible amortization expense and have reduced our marketing costs by focusing on more strategic and cost effective ways to help generate business. This reduction was offset by an increase of $1.8 million of severance charges incurred during fiscal 2013 primarily impacting our APJ region.
Sales and marketing expense increased $12.6 million or 16.6% to $88.4 million in fiscal 2012 from $75.8 million in fiscal 2011. This increase was primarily due to incremental expenses incurred as a result of our acquisition of SGI Japan. Our fiscal 2011 results only include expenses from March 2011 or approximately four months, compared to a full year of expenses in fiscal 2012. Although headcount in sales and marketing decreased slightly as of the end of fiscal 2012 compared to the end of fiscal 2011, compensation and related expenses increased by $9.6 million due to the costs of the incremental headcount of approximately 100 employees from the SGI Japan acquisition for the full year compared to about four months for the prior year. In addition, commissions increased $1.2 million due to the increase in revenues. The increase in sales and marketing expense was also attributable to an increase in travel expenses of $1.1 million and share-based compensation expense of $0.6 million.
We will continue to deploy our sales and support organizations to focus on key vertical markets such as defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, media and entertainment, semiconductor design, manufacturing, financial services, data centers and business intelligence and data analytics. In addition, we are also investing in our marketing functions in order to ensure that we are in markets and technologies that will provide us with growth in our target segments.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, share-based compensation, facilities and information technology costs.
The general and administrative expense decreased $7.7 million or 12.4% to $54.3 million in fiscal 2013 from $62.0 million in fiscal 2012. For fiscal 2013, we have reduced our professional fees, including legal related expenses and other third party consulting fees by approximately $3.1 million and recruiting fees by approximately $1.0 million, primarily due to cost control measures. We have also benefited from lower compensation and related benefits of $0.5 million as a result of the reduction of headcount, a gain on the sale of assets of $0.7 million, as well as a decrease in share-based compensation expense of $0.6 million. In fiscal year 2012, share-based compensation included the impact of stock modifications for former executive officers more fully described below. This was partially offset by higher bonus expense reflecting higher achievement of performance metrics compared to fiscal 2012.
The general and administrative expense increased $9.4 million or 18.0% to $62.0 million in fiscal 2012 from $52.6 million in fiscal 2011. The increase in general and administrative expense was primarily due to incremental expenses incurred as a result of our acquisition of SGI Japan. Our fiscal 2011 results only include expenses from March 2011 or approximately four months, compared to a full year of expenses in fiscal 2012. As a result of the acquisition and a slight increase in headcount, compensation and related expenses increased by $3.2 million. Share-based compensation expense increased by $1.6 million compared to fiscal 2011, of which $1.4 million was due to the modification of certain terms of the vested options held by the Company's former Chief Executive Officer and former Chief Financial Officer. The increase in general and administrative expense was also attributable to an increase in professional fees, including legal related expenses of $0.9 million and $0.9 million of supplies and small equipment.
Restructuring. Total restructuring expense related to our restructuring actions was approximately $9.0 million for fiscal 2013 and $2.5 million for fiscal 2012.
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe in order to streamline operations and reduce operating expenses.
As a result of the restructuring actions taken in Europe described above, we have incurred approximately $11.4 million of cumulative expense through June 28, 2013, approximately $9.0 million in fiscal 2013 and $2.4 million in 2012. We estimate that we will incur cumulative pre-tax expenses between $12.0 million to $13.0 million of restructuring expense, the remainder of which we expect to recognize in fiscal year 2014.
Prior to this action, on February 18, 2011, management approved a restructuring action to reduce the workforce worldwide, which resulted in restructuring expenses of $0.1 in fiscal 2012 and $5.1 million for fiscal 2011.
Acquisition-related. On March 9, 2011, pursuant to a Stock Purchase Agreement dated March 8, 2011, we acquired the remaining outstanding shares of SGI Japan. In connection with the acquisition during fiscal 2011, we incurred acquisition-related costs of $1.3 million, which consisted primarily of costs related to due diligence, legal and other professional fees.

Total other (expense) income, net
Total other (expense) income, net for fiscal 2013, 2012 and 2011 was as follows:

	Fiscal Year Ended			2013 over 2012		2012 over 2011
	June 28, 2013	June 29, 2012	June 24, 2011	Change		Change
				$	%	$	%
	(in thousands, except percentages)
Interest (expense) income, net	$(311)	$(297)	$95	$(14)	4.7%	$(392)	(412.6)%
Other (expense) income, net	(1,478)	(1,720)	(1,097)	242	(14.1)%	(623)	56.8%
Total other (expense) income, net	$(1,789)	$(2,017)	$(1,002)	$228	(11.3)%	$(1,015)	101.3%
Interest (expense) income, net. Interest income (expense), net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds and U.S. treasury bills and auction rate securities ("ARS"), as well as interest expense relating to our credit facility and to certain tax payments. Interest (expense) income, net for fiscal 2012 consisted of interest expense from our credit facility of $0.6 million, offset by interest income of $0.2 million. Interest (expense) income, net for fiscal 2013 consisted of interest expense from our credit facility of $0.5 million, offset by interest income of $0.2 million.
Other (expense) income, net. Other (expense) income, net in fiscal 2013 consisted of foreign exchange gains (losses) as a result of the exchange rates primarily for the Euro, British Pound and Canadian dollar against the U.S. Dollar. In July 2012, we implemented a hedging strategy that is intended to mitigate the effect of exchange rate fluctuations on certain foreign currency balance sheet accounts and cash flows. Other (expense) income, net in fiscal 2013 and 2012 consisted primarily of foreign exchange losses as a result of the strengthening of the U.S. Dollar against the Euro and the Japanese Yen. In fiscal 2011, other (expense) income, net consisted primarily of impairment of our investment in SGI Japan of $2.9 million and $0.8 million in recognized losses on our investments in ARS. These losses were partially offset by foreign exchange gains of $2.6 million that resulted from the favorable exchange rate effect due to the strengthening of the Euro against the U.S. Dollar. We accounted for SGI Japan as a cost method investment prior to our acquisition in March 2011.
Income tax (benefit) provision
Income tax provision for fiscal 2013, 2012 and 2011 was as follows:

	Fiscal Year Ended			2013 over 2012		2012 over 2011
	June 28, 2013	June 29, 2012	June 24, 2011	Change		Change
				$	%	$	%
(in thousands, except percentages)
Income tax (benefit) provision	$(12,623)	$1,001	$1,242	$(13,624)	N.M.	$(241)	(19.4)%
N.M- Not meaningful
We recorded a tax benefit of $12.6 million for fiscal 2013. Our tax benefit for fiscal 2013 includes current and deferred tax benefits primarily related to our foreign operations of $2.2 million, current tax expense attributable to U.S. state income taxes of $0.2 million and tax benefit of $10.6 million for previously unrecognized tax benefits and related accrued interest. The Company believes that it is more likely than not that the majority of the deferred tax assets of its foreign subsidiaries will not be realized. As such, the Company recorded deferred tax benefits of $0.5 million related to the release of valuation allowances for certain of its foreign subsidiaries. The effective tax rate differed from the combined U.S. federal and state statutory income tax rates for fiscal 2013 primarily due to domestic operating losses generated during the period from which the Company does not benefit, current and deferred tax expense incurred by the Company's foreign subsidiaries, a refund of foreign taxes paid and a tax benefit associated with unrecognized tax benefits and related interest.
We recorded a tax expense of $1.0 million for fiscal 2012. Our tax expense for fiscal 2012 includes current and deferred tax expense primarily related to our foreign operations of $2.0 million, current tax expense attributable to the U.S. state income taxes of $0.2 million, and an offsetting benefit of $1.2 million for previously unrecognized tax benefits and related accrued interest. The Company believes that it is more likely than not that the majority of the deferred tax assets of its foreign subsidiaries will not be realized. As such, the Company recorded deferred tax expense of $1.7 million related to the recording of valuation allowance for its foreign subsidiaries. The effective tax rate differed from the combined U.S. federal and state statutory income tax rates for fiscal 2012 primarily due to domestic operating losses generated during the period from which the Company does not benefit, current and deferred tax expense incurred by the Company's foreign subsidiaries and a tax benefit associated with unrecognized tax benefits and related interest.
We recorded a tax expense of $1.2 million for fiscal 2011. Our tax expense for fiscal 2011 primarily related to our foreign operations and included $1.2 million of accrued expense for unrecognized tax benefits and related interest. Additional amounts recorded include a discrete tax benefit of $1.6 million attributable to release of valuation allowance. The effective tax rate used to record the tax expense differed from the combined federal and net state statutory income tax rate for fiscal 2011 primarily due to domestic operating losses generated during the period from which the Company does not benefit, tax expense incurred by the Company's foreign subsidiaries with operating income, tax benefit attributable to release of valuation allowance and tax expense associated with our unrecognized tax benefits and related interest.
As of June 28, 2013, we have provided a partial valuation allowance against our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses and other temporary differences. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
Liquidity and Capital Resources
We had $175.2 million of cash and cash equivalents at June 28, 2013 compared with $104.9 million of cash and cash equivalents at June 29, 2012. As of June 28, 2013, we had $64.0 million of cash and cash equivalents that are held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At June 28, 2013, we had short-term and long-term restricted cash and cash equivalents of $3.4 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes and certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section titled "Contractual Obligations and Other Commitments," in December 2011 we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million, which was increased to $40.0 million on May 1, 2012. On February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. The credit facility is intended to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. During fiscal 2013, we made a $15.7 million payment to pay down the outstanding balance with interest of the credit facility. Accordingly, as of June 28, 2013, we had no outstanding balance owed on the credit facility. We have a $2.0 million outstanding letter of credit under this credit facility to back the Company's obligation to pay for goods or services to a supplier. As of June 28, 2013, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million.
At June 28, 2013, we believe our current cash and cash equivalents, in conjunction with the funds that may be drawn down under our credit facility, will be sufficient to fund working capital requirements, capital expenditures, stock repurchase and operations for at least the next twelve months. We have implemented processes to more effectively monitor our working capital. We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing and collection from the customer. We intend to retain any future earnings to support operations, to finance the growth and development of our business and to fund our stock repurchase program. We do not anticipate paying any dividends in the foreseeable future. In June 2013, we signed a lease for a new headquarters facility and expect to incur approximately $10.8 million for capital expenditures less approximately $5.8 million in lease incentives.
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

The following is a summary of cash activity (in thousands):

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$76,825	$(46,828)	$11,533
Net cash (used in) provided by investing activities and acquisitions	(1,560)	(7,700)	6,312
Net cash (used in) provided by financing activities	(2,547)	19,059	(8,364)
Effect of exchange rate changes on cash and cash equivalents	(2,388)	452	1,044
Net (decrease) increase in cash and cash equivalents	$70,330	$(35,017)	$10,525
Operating Activities
Cash provided by operating activities was $76.8 million for fiscal 2013. Our net loss was $2.8 million for fiscal 2013. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $14.3 million, share-based compensation expense of $10.1 million, release of previously recored unrecognized tax benefit of $10.3 million, impairment on investments and long-lived assets of $0.2 million, changes in deferred income taxes of $0.5 million and changes in other non-cash items of $1.0 million. Net change in operating assets and liabilities was $64.8 million. The primary sources of cash in operating activity were driven by decreases in inventory, deferred cost of revenue, accounts receivable and other assets as well as an increase in accrued compensation. The primary uses of cash in operating activities were decreases in deferred revenue, income taxes payable and accounts payable and other liabilities for payments to our suppliers and vendors.
For fiscal 2013, inventory decreased $54.3 million reflecting timing of customer shipments and acceptance for a number of our large sales contracts for which we had built up inventory over the past few quarters in order to meet customer demand. Deferred cost also decreased by $36.3 million primarily due to the timing and recognition of revenue for these large deals. Accounts receivable decreased $35.3 million reflecting the timing of collection of the trade receivables. We continue to receive milestone payments from our customers which has improved our cash position. Additionally, accrued compensation increased $5.1 million primarily due to timing of payments for bonuses and commissions. This was partially offset by a decrease in deferred revenue of $46.3 million primarily due to the timing of revenue recognition on sales transactions which were required to be released in accordance with our revenue recognition policy. Additionally, accounts payable decreased $17.3 million, primarily due to timing of purchases of inventory and payments to our suppliers. We continue our efforts to more closely align payments with customer receipts and as part of the efforts to manage our working capital more closely.
Cash used in operating activities was $46.8 million for fiscal 2012. Our net loss was $24.5 million for fiscal 2012. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $14.6 million, share-based compensation expense of $10.1 million, gain on pension plan curtailment of $1.3 million, loss on settlement of pension plan of $1.0 million, impairment on investments and long-lived assets of $0.5 million, changes in deferred income taxes of $1.7 million and changes in other non-cash items of $1.0 million. Net change in operating assets and liabilities was $50.0 million. The primary uses of cash in operating activity were an increase in inventory and a decrease in deferred revenue. The primary sources of cash in operating activities were an increase in accounts receivable and decrease in deferred cost of revenue.
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
Cash provided by operating activities was $11.5 million for fiscal 2011. Our net loss was $21.2 million for fiscal 2011. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $17.8 million, share-based compensation expense of $5.9 million, impairment of investment in SGI Japan of $2.9 million, impairment on investments of $0.8 million, changes in deferred income taxes of $8.2 million and recovery of doubtful accounts receivable of $0.1 million. Net change in operating assets and liabilities was $13.5 million. The primary operating activity source of cash was a decrease in inventory. The primary uses of cash in operating activities were an increase in accounts receivable and decrease in deferred revenue.

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
Investing Activities and Acquisition
Cash used in investing activities and acquisition was $1.6 million in fiscal 2013, primarily due to purchases of property and equipment of $3.8 million offset by proceeds from other investing activities of $2.3 million.
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
Financing Activities
Cash used in financing activities was $2.5 million in fiscal 2013, primarily due to the payment of our credit facility of $15.3 million, the repurchase of our common stock of $2.8 million, the funding of restricted stock units withheld for taxes of $2.1 million, which was partially offset by the issuance of stock under our employee stock purchase plan and stock option exercises of $17.6 million.
Cash provided by financing activities was $19.1 million in fiscal 2012, primarily due to proceeds from draw-downs on our credit facility of $15.0 million, the issuance of stock under our employee stock purchase plan and stock option exercises of $5.2 million, which was partially offset by the funding of RSUs withheld for taxes of $1.1 million. We did not purchase any treasury stock during fiscal 2012.
Cash used in financing activities was $8.4 million in fiscal 2011, primarily for repayment of notes payable assumed in the acquisition of SGI Japan of $9.6 million, funding of RSUs withheld for taxes of $1.4 million and purchase of treasury stock of $3.9 million. This decrease in cash was partially offset by proceeds of $6.6 million from the issuance of stock and stock options under the employee stock purchase plan and stock options.
On January 11, 2013, the Company's board of directors approved a plan for the Company to repurchase shares of its common stock with a market value of up to $15.0 million. The Company's common stock may be repurchased in the open market or through negotiated transactions, including 10b5-1 trading plans that would enable the company to repurchase its shares during periods outside of its normal trading windows. During fiscal 2013, we repurchased 197,622 shares of outstanding common stock for a total of approximately $2.8 million which was paid in cash. The repurchase program expires December 31, 2014. Purchases will cease if the authorized funds are spent or the program is discontinued. The Company is not obligated to acquire any particular amount of stock, and the program may be suspended or terminated at any time at the company's discretion.
In February 2009, the Board of Directors authorized a share repurchase program of up to $40.0 million of our common stock. Under this program, we were able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. During fiscal 2011, we repurchased 505,100 shares of outstanding common stock for a total of $3.9 million which was paid in cash. During fiscal 2012, there were no repurchases. This share repurchase program expired in March 2012.
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

Contractual Obligations and Commitments
The following are contractual obligations and commitments at June 28, 2013, associated with lease obligations and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$33,048	$7,419	$8,415	$4,271	$12,943
Purchase obligations	19,100	16,582	2,518	—	—
Total	$52,148	$24,001	$10,933	$4,271	$12,943
Operating Leases—We lease certain real and personal property under non-cancelable operating leases. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses.
As of June 28, 2013, we had total outstanding commitments on non-cancelable operating leases of our real property of $32.0 million, of which $24.4 million related to our domestic leases. These domestic leases include our headquarters in Fremont, California and our warehouse facility in Chippewa Falls, Wisconsin, as well as a lease for a new headquarters in Milpitas, California. Our leases for the Fremont facilities will begin to expire by the end of the calendar year. A significant portion of our domestic leases will expire in fiscal year 2023. The remainder of our domestic leases will expire in fiscal 2014 through 2016. The total outstanding commitments of $7.7 million in non-cancelable international real property operating leases. The total outstanding commitments included $3.1 million relating to our leased facility in Japan, which we assumed as part of our acquisition of SGI Japan that closed in March 2011. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our leases in Japan, that generally provide for a two-year renewal option.
As of June 28, 2013, personal property under operating lease was comprised primarily of automobiles and office equipments. Total outstanding commitments under these leases were approximately $0.9 million at June 28, 2013.
Purchase Obligations—From time to time, we issue purchase orders to our contract manufacturers for the procurement of materials to be used for upcoming orders, particularly for those components that have long lead times. These purchase orders vary in size depending on our projected requirements. If we do not consume these materials on a timely basis or if our relationship with one of our contract manufacturers was to terminate, we could experience an abnormal increase to our inventory carrying amount and related accounts payable.
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through fiscal year 2015. As of June 28, 2013, there was a remaining commitment of approximately $19.1 million, of which $16.6 million is expected to be paid in the next 12 months.
In June 2013, we signed a lease for a new headquarters facility and expect to incur approximately $10.8 million for capital expenditures less approximately $5.8 million in lease incentives.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations.
Uncertain Tax Positions—As of June 28, 2013, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of state income taxes and interest deductions, was $2.4 million. As of June 28, 2013, the Company has accrued $7.7 million of interest and penalty associated with its uncertain tax positions. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.
Credit facility—On December 5, 2011, we entered into a five-year credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility included a feature that allowed the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012, the revolver amount of our credit facility was increased by $5.0 million to an aggregate principal amount of $40.0 million. One February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. During fiscal 2013, the Company made a $15.7 million payment to pay off the outstanding balance with interest on the credit facility. Accordingly, as of June 28, 2013, we had no outstanding balance owed on the credit facility. As of June 28, 2013, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier. This availability will fluctuate over time, and generally monthly, due to a variety of factors including our overall mix of sales and resulting accounts receivable with international and domestic customers, U.S. governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of our account receivable. See Note 14 "Credit Facility" in our audited financial statements in this Form 10-K for further information on the credit facility.
Guarantees and Indemnifications—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at June 28, 2013 was $3.6 million, for which we have $3.4 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 28, 2013. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of June 28, 2013.
Off Balance Sheet Arrangements—Our credit facility includes a $10.0 million letter of credit subfacility. As of June 28, 2013 we have a $2.0 million outstanding letter of credit to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of June 28, 2013.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. We periodically evaluate our material estimates and judgments based on the terms of underlying agreements, the expected course of development, historical experience and other factors that we believe are reasonable under the circumstances. However, actual future results may vary from our estimates.
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

Product revenue. We recognize revenue from sales of products, primarily hardware, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. In arrangements where a formal acceptance of products or services is required by the customer, revenue is recognized upon meeting such acceptance criteria.
Service revenue. Service revenue includes customer support services, primarily hardware maintenance services and professional services, which include consulting services and product integration services. Professional services are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are completed.
Multiple-element arrangements. Our multiple-element arrangements include products, customer support services and/or professional services. Certain multiple-element arrangements include software products integrated with the hardware (“Hardware Appliance”) and we provide unspecified software updates and enhancements to the software through our service contracts.
In October 2009, the Financial Accounting Standards Board ("FASB") amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. ASU 2009-13 amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE") and the best estimate of selling price ("BESP"). If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used.
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
For sales contracts entered into prior to fiscal 2011, we recognize revenue pursuant to the previous guidance for multiple-element arrangements. For arrangements which include Hardware Appliances or arrangements where the undelivered element is post contract customer support ("PCS"), we have not established VSOE of fair value of the element. Therefore, revenue and related cost of revenue from these arrangements have been deferred and recognized ratably over the PCS period as combined product and service revenue in the consolidated statements of operations.

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
Impairment of Intangibles and Long-Lived Assets. We assess the carrying values of long-lived assets, including our intangible assets with finite lives, for possible impairment when we identify events or when we believe that circumstances may have changed to indicate that the carrying amount of a long-lived asset may not be recoverable. Such events or changes in circumstances may include the significant under-performance relative to historical or projected future operating results, significant changes in the strategy for our overall business, discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, or an adverse change in legal factors or in the business climate. An impairment loss would be recognized when the sum of the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Cash flow assumptions used in calculating the fair value are based on historical and forecasted revenue, operating costs and other relevant factors. This analysis requires judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume and revenue and expense growth rates. If our estimate of future operating results changes, or if there are changes to other assumptions, the estimate of the fair value of our long-lived assets could change significantly. Such change could result in impairment charges in future periods, which could have a material impact on our results of operations and financial position.
Warranty Reserve. We provide for estimated cost to warrant our products against defects in materials and workmanship. We net any cost recoveries from warranties offered to us by our suppliers against the warranty expense. Warranty costs include labor to repair faulty systems and replacement parts for defective items, as well as other costs incidental to warranty repairs. We estimate our warranty obligation based on historical experience, and our estimate is affected by data such as product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our standard warranty ranges from one to three years. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required which could have a material impact on our results of operations and financial position.
Retirement Benefit Obligations. Our defined benefit obligations and plan assets are dependent on various assumptions. Our major assumptions relate primarily to discount rates, rates of compensation growth and expected long-term rates of return on plan assets. Our discount rate assumption is based on current investment yields of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Expected long-term rate of return on assets is determined using the projected long-term rate of return estimated by the insurance company for its general fund for the defined benefit plan in Germany and based on historical portfolio results and target asset allocations, as well as the projected long-term rate of return based on the Japanese market for the defined benefit plan in Japan. The weighted-average rates used are set forth in Note 18 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. For fiscal 2013, the effect of rate changes in these assumptions does not result in a material change in the net periodic benefit cost.
Accounting for Income Taxes. The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is comprised primarily of future tax deductions, net operating loss carryovers and tax credit carryovers, is subject to significant judgment as to whether it is more likely than not our deferred tax assets will be realized. In determining whether the realization of these deferred tax assets may be impaired, we evaluate both positive and negative evidence. As of June 28, 2013, we have recorded a valuation allowance against the majority of our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses and other temporary differences.
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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk for investments associated with interest rate movements, liquidity risks, credit risks and foreign exchange market risk associated with currency rate movements on non-U.S. dollar denominated assets and liabilities. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures.
Investment Risk
We invest our excess cash in various fixed-income securities and money market funds.  The primary objectives of our investment activities are to preserve principal and maintain short-term liquidity while maximizing the income we receive from our investments. The market value of these securities can vary depending upon prevailing interest rates, and if we were forced to liquidate our position in a security before its maturity date we could suffer loss of principal.  We also are exposed to credit and liquidity risk related to these securities.  If the issuer of a security were to default on its obligations, we would suffer loss of principal.  If there were disruptions in the pricing and trading of securities in the financial markets, such as what occurred in the financial crisis of 2007-2009, it is possible that there would not be a liquid market for our securities, which could limit our ability to meet cash requirements.  To preserve principal and maintain short-term liquidity, our investment policy dictates that we maintain our portfolio of cash, cash equivalents, and investments in high credit quality, readily liquid securities, of relatively short duration. Our portfolio of investments have a range of original maturities and typically have average remaining maturities of less than two years.
We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities with relatively short maturities. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control that could have a material adverse affect on our financial position.
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 28, 2013, our cash and cash equivalents of $175.2 million consisted primarily of cash, money market funds and U.S. Treasury notes. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
Given the short term nature of our cash and cash equivalents, the risk of loss in fair value resulting from interest rate changes is minimal.
Foreign Exchange Risk
As of June 28, 2013 and June 29, 2012, foreign currency cash accounts totaled $54.8 million and $38.6 million, respectively, primarily in Japanese Yen and the Euro.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net in our consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency. In fiscal 2013, we implemented a balance sheet hedging strategy that is intended to mitigate our currency exposures related to remeasuring monetary assets and liabilities by entering into foreign currency forward contracts that have maturities generally of one month or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts.  In fiscal 2014, we plan to implement a cash flow hedging strategy and will use forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-USD cash flows to further mitigate the effect of exchange rate fluctuations for these currencies.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $5.5 million change in the value of our foreign currency cash accounts.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silicon Graphics International Corp.
Fremont, CA

We have audited the accompanying consolidated balance sheets of Silicon Graphics International Corp. and subsidiaries (the "Company") as of June 28, 2013 and June 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended June 28, 2013, June 29, 2012, and June 24, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Graphics International Corp. and subsidiaries at June 28, 2013 and June 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2013, June 29, 2012, and June 24, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 28, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, CA
September 9, 2013

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Revenue
Product	$530,625	$479,530	$392,661
Service	172,883	191,274	147,951
Combined product and service	63,719	82,183	88,956
Total revenue (Note 2)	767,227	752,987	629,568
Cost of revenue
Product	435,288	398,272	307,264
Service	103,469	108,065	91,103
Combined product and service	39,418	52,833	61,389
Total cost of revenue	578,175	559,170	459,756
Gross profit	189,052	193,817	169,812
Operating expenses:
Research and development	60,611	62,356	54,067
Sales and marketing	78,730	88,414	75,813
General and administrative	54,317	62,021	52,578
Restructuring	9,048	2,469	5,072
Acquisition-related	—	—	1,271
Total operating expenses	202,706	215,260	188,801
Loss from operations	(13,654)	(21,443)	(18,989)
Interest (expense) income, net	(311)	(297)	95
Other expense, net	(1,478)	(1,720)	(1,097)
Total other expense, net	(1,789)	(2,017)	(1,002)
Loss before income taxes	(15,443)	(23,460)	(19,991)
Income tax (benefit) provision	(12,623)	1,001	1,242
Net loss	$(2,820)	$(24,461)	$(21,233)

Basic and diluted net loss per share:	$(0.09)	$(0.77)	$(0.69)

Shares used in computing basic and diluted net loss per share:	32,909	31,653	30,608
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011

Net loss	$(2,820)	$(24,461)	$(21,233)
Other components of comprehensive (loss) income:
Unrecognized gain (loss) on defined benefit plans, net of zero tax	65	(2,150)	380
Unrealized gain on short-term investments, net of zero tax	—	—	1,355
Foreign currency translation adjustment, net of zero tax	(736)	97	741
Other comprehensive (loss) income	(671)	(2,053)	2,476
Total comprehensive loss	$(3,491)	$(26,514)	$(18,757)

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 28, 2013	June 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$175,181	$104,851
Current portion of restricted cash	531	980
Accounts receivable, net of allowance for doubtful accounts of $1,074 and $1,597 as of June 28, 2013 and June 29, 2012, respectively	59,842	98,293
Inventories	61,770	123,391
Deferred cost of revenue	21,204	49,407
Prepaid expenses and other current assets	14,094	18,443
Total current assets	332,622	395,365
Non-current portion of restricted cash	2,853	3,088
Property and equipment, net	26,170	27,404
Intangible assets, net	4,643	8,675
Non-current portion of deferred cost of revenue	7,281	17,466
Other assets	34,284	44,882
Total assets	$407,853	$496,880
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,531	$69,448
Credit facility	—	15,200
Accrued compensation	28,504	24,246
Other current liabilities	35,364	48,587
Current portion of deferred revenue	86,357	124,924
Total current liabilities	201,756	282,405
Non-current portion of deferred revenue	50,362	64,717
Long-term income taxes payable	10,149	20,568
Retirement benefit obligations	11,542	11,484
Other non-current liabilities	3,790	6,814
Total liabilities	277,599	385,988
Commitments and contingencies (Note 23)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 34,795 shares and 32,723 shares issued and outstanding at June 28, 2013 and June 29, 2012, respectively	35	33
Additional paid-in capital	510,092	484,461
Treasury stock, at cost (946 shares at June 28, 2013 and 749 at June 29, 2012)	(7,692)	(4,912)
Accumulated other comprehensive loss	(2,151)	(1,480)
Accumulated deficit	(370,030)	(367,210)
Total stockholders’ equity	130,254	110,892
Total liabilities and stockholders’ equity	$407,853	$496,880
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 25, 2010	30,709,068	$31	(243,695)	$(1,022)	$459,339	$(1,903)	$(321,516)	$134,929
Net loss	—	—	—	—	—	—	(21,233)	(21,233)
Other comprehensive income	—	—	—	—	—	2,476	—	2,476
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	501,567	—	—	—	5,118	—	—	5,118
Repurchase of treasury stock			(505,100)	(3,890)				(3,890)
Restricted common stock	165,906	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock option plans and other	473,698	—	—	—	5,886	—	—	5,886
Balance at June 24, 2011	31,850,239	$31	(748,795)	$(4,912)	$470,343	$573	$(342,749)	$123,286
Net loss	—	—	—	—	—	—	(24,461)	(24,461)
Other comprehensive loss	—	—	—	—	—	(2,053)	—	(2,053)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	704,792	2	—	—	4,057	—	—	4,059
Restricted common stock	167,975	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	10,061	—	—	10,061
Balance at June 29, 2012	32,723,006	$33	(748,795)	$(4,912)	$484,461	$(1,480)	$(367,210)	$110,892
Net loss	—	—	—	—	—	—	(2,820)	(2,820)
Other comprehensive loss	—	—	—	—	—	(671)	—	(671)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	1,820,629	2	—	—	15,531	—	—	15,533
Repurchase of treasury stock	—	—	(197,622)	(2,780)	—	—	—	(2,780)
Restricted common stock	251,705	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	10,100	—	—	10,100
Balance at June 28, 2013	34,795,340	$35	(946,417)	$(7,692)	$510,092	$(2,151)	$(370,030)	$130,254

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,820)	$(24,461)	$(21,233)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,269	14,574	17,799
Share-based compensation	10,100	10,061	5,898
Release of liability for unrecognized tax benefits	(10,306)	—	—
Gain on pension plan curtailment	—	(1,265)	—
Loss on settlement of pension plan	39	993	—
Impairment on investments and long-lived assets	189	527	790
Deferred income taxes	(473)	1,655	(8,177)
Impairment of investment in SGI Japan, Ltd.	—	—	2,904
Other non-cash items, net	1,004	1,030	9
Changes in operating assets and liabilities:
Accounts receivable	35,292	10,102	(6,379)
Inventories	54,263	(44,587)	17,219
Deferred cost of revenue	36,258	37,342	(1,925)
Prepaid expenses and other assets	3,712	(2,191)	1,248
Other assets	(1,703)	2,986	3,016
Accounts payable	(17,319)	(2,519)	7,558
Accrued compensation	5,078	(5,280)	1,783
Other current liabilities	(1,063)	(688)	(7,458)
Deferred revenue	(46,348)	(36,486)	(12,424)
Income taxes payable	(1,287)	(3,111)	6,703
Other operating liabilities	(2,060)	(5,510)	4,202
Net cash provided by (used in) operating activities	76,825	(46,828)	11,533
CASH FLOWS FROM INVESTING ACTIVITIES AND ACQUISITIONS:
Purchases of property and equipment	(3,847)	(5,461)	(8,245)
Proceeds from sales and maturities of investments	—	—	7,917
Cash acquired in acquisition, net	—	—	6,046
Other investing activities	2,287	(2,239)	594
Net cash (used in) provided by investing activities and acquisitions	(1,560)	(7,700)	6,312
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of credit facility	(15,300)	—	—
Proceeds from draw-down on credit facility	—	15,000	—
Funding of restricted stock units withheld for taxes	(2,080)	(1,126)	(1,433)
Purchase of treasury stock	(2,780)	—	(3,890)
Repayment of notes payable	—	—	(9,592)
Proceeds from issuance of common stock upon exercise of stock options	14,169	1,920	4,428
Proceeds from issuance of common stock under employee stock purchase plan	3,444	3,265	2,123
Net cash (used in) provided by financing activities	(2,547)	19,059	(8,364)
Effect of exchange rate changes on cash and cash equivalents	(2,388)	452	1,044
Net increase (decrease) in cash and cash equivalents	70,330	(35,017)	10,525
Cash and cash equivalents—beginning of period	104,851	139,868	129,343
Cash and cash equivalents—end of period	$175,181	$104,851	$139,868
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION
Income taxes refunded (paid)	$937	$(310)	$(1,511)
Cash paid for interest	$645	$646	$301
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$559	$685	$250
Unrealized gain on investments	$—	$—	$1,355
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS
Silicon Graphics International Corp. ("SGI" or the "Company", "we", "us" or "our") is a global leader in high performance computing (HPC). We are focused on helping customers solve their most demanding business and technology challenges by delivering technical computing, Big Data and cloud computing solutions that accelerate time to discovery, innovation and profitability. We develop, market and sell a broad line of low cost, mid-range and high-end scale-out and scale-up servers, enterprise-class storage hardware, differentiating software and designed to order solutions for large-scale deployments, coupled with global support and highly experienced professional services. SGI solutions are designed to provide greater flexibility and scalability, with lower total cost of ownership.
The Company's solutions are utilized by scientific, business and government communities to fulfill highly data intensive application needs in petascale environments. Delivering industry-leading computing power and fast and efficient data movement, both within the computing system and to and from large-scale data storage installations, SGI systems enable customers to access, analyze, transform, manage and visualize information in real and near real-time. The vertical markets the Company serves include the federal government, defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, internet, financial services, media and entertainment and business intelligence and data analytics. The Company's headquarters is located in Fremont, California and its primary manufacturing facility is located in Chippewa Falls, Wisconsin.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented.
Fiscal Year-End. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Fiscal year 2013 was comprised of 52 weeks and ended on June 28, 2013. Fiscal year 2012 and fiscal year 2011 were comprised of 53 and 52 weeks and ended on June 29, 2012 and June 24, 2011, respectively. Included in this report are the Company’s consolidated balance sheets as of June 28, 2013 and June 29, 2012, the consolidated statements of operations, statement of comprehensive (loss) income, statements of stockholders’ equity and statements of cash flows for the fiscal year ended June 28, 2013 ("fiscal 2013") and fiscal years ended June 29, 2012 ("fiscal 2012") and June 24, 2011 ("fiscal 2011").
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.
Estimates and Assumptions. The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as presented in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management and include revenue recognition, share-based compensation, restructuring reserve, inventory valuation, fair value measurements, impairment of intangibles and long-lived assets, warranty reserve, retirement benefit obligations and accounting for income taxes.
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
Product revenue. The Company recognizes revenue from sales of products, primarily hardware, when persuasive evidence of an arrangement exists, shipment has occurred and title has transferred, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. In arrangements where a formal acceptance of products or services is required by the customer, revenue is recognized upon meeting such acceptance criteria.
Service revenue. Service revenue includes customer support services, primarily hardware maintenance services and professional services, which include consulting services and product integration services. Professional services are offered

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are completed.
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
In October 2009, the Financial Accounting Standards Board ("FASB") amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. ASU 2009-13 amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated and eliminates the use of the residual method. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE") and the best estimate of selling price ("BESP"). If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used.
Effective the beginning of fiscal 2011, the Company adopted the provisions of ASU 2009-13 and ASU 2009-14 on a prospective basis for new and materially modified arrangements originating after June 25, 2010. For fiscal 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services and/or professional services, the Company allocates revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is essential to the functionality of the products, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue.
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
For sales contracts entered into prior to fiscal 2011, the Company recognizes revenue pursuant to the previous guidance for multiple-element arrangements. For arrangements which include Hardware Appliances or arrangements where the undelivered element is PCS, the Company had not established VSOE of fair value of the element. Therefore, revenue and related cost of revenue from these arrangements have been deferred and recognized ratably over the PCS period as combined product and service revenue in the accompanying consolidated statements of operations. Revenue from those arrangements is reported as "Combined product and service" in the Consolidated Statement of Operations.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Advertising. Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Income. Advertising expenses were immaterial in fiscal years 2013, 2012 and 2011.
Share-Based Compensation. The Company uses the fair value method of accounting for share-based compensation arrangements. Share-based compensation arrangements currently include stock options granted, restricted shares issued (“RSAs”), restricted stock unit awards granted (“RSUs”), time-based RSUs ("executive time-based RSUs") and performance-based RSUs (“executive PSUs”) and purchases of common stock by the Company’s employees under the employee stock purchase plan ("ESPP"). The fair values of stock options and ESPP awards are estimated using the Black-Scholes option-pricing model. The fair value of RSAs, RSUs and PSUs are determined based on the fair value of the stock on the date of grant. The estimated fair value of stock options, RSAs , RSUs and PSUs is expensed on a straight-line basis over the vesting term of the grant. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.
Share-based compensation expense for stock options, RSAs, RSUs, PSUs and ESPP awards has been reduced for estimated forfeitures so that compensation expense is based on options, RSAs, RSUs, PSUs and ESPP awards that are ultimately expected to vest. The Company’s estimated annual forfeiture rates are based on its historical forfeiture experience.
Restructuring Expense. The Company recognizes restructuring expense resulting from significant reductions in headcount, excess manufacturing or administrative facilities that the Company chooses to close, or consolidate and from other exit activities. In connection with exit activities, the Company records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities abandoned or subleased and other exit-related costs. These charges are incurred pursuant to formal plans developed and approved by management. The recognition of restructuring expense requires management to make judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs of property and equipment to be disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring expense or to reduce the amount of liabilities previously recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed. There were no significant reversals or long-lived asset impairments related to our restructuring actions in any periods presented.
Foreign Currency Transactions. The functional currency of the Company's foreign subsidiaries is the U.S. dollar, except for its Japanese subsidiary. Accordingly, all monetary assets and liabilities of the foreign subsidiaries, except for the Japanese subsidiary, are re-measured into U.S. dollars at the exchange rates in effect at the reporting date. Nonmonetary assets and liabilities are translated at historical rates and revenue and expenses are translated at average exchange rates in effect during each reporting period. The foreign currency gains and losses are included as a component of other income (expense), net in the accompanying consolidated statements of operations.
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
Comprehensive (Loss) Income. Comprehensive (loss) income consists of two components, net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net loss. The Company’s other comprehensive (loss) income consists of unrealized gains and losses on investments categorized as available-for-sale, unrecognized gain (loss) related to defined benefit pension plans and foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as the functional currency.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments. The Company measures its financial instruments in its consolidated financial statements at fair value. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value (Level 1). If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters (Level 2). If market observable inputs for model-based valuation techniques are not available, the Company makes judgments about assumptions market participants would use in estimating the fair value of the financial instrument (Level 3). Carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and credit facility due within one year approximate their fair values due to the short-term nature and liquidity of these financial instruments.
Cash and Cash Equivalents. The Company classifies highly liquid investments with remaining contractual maturity at date of purchase of three months or less as cash equivalents. Cash equivalents consist primarily of money market funds and U.S. treasuries. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value.
Restricted Cash. Short-term and long-term restricted cash consist primarily of cash deposits with banks. The cash deposits are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes and certain vendors to support payments in advance of delivery of goods and services. The deposits are classified as short-term or long-term depending on the nature of the period of guarantee.
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
Concentration of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains cash and cash equivalents with high credit quality financial institutions. The Company derives a significant portion of its revenue from a limited number of individual customers spread globally. The Company also derives revenue from several large customers in different industries and geographies. If the financial condition or results of operations of any one of the large customers deteriorates substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company generally does not require collateral and maintains reserves for probable credit losses on customer accounts when considered necessary.
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
In addition, the Company records a liability for firm, noncancelable and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of future demand forecasts consistent with the Company's valuation of excess and obsolete inventory.
The Company maintains a long-term service inventory of parts to support maintenance arrangements. The long-term service inventory is valued based on assumptions about product life cycles, historical usage, current production status and installed base and is periodically tested for impairment. The long-term service inventory is included in other assets in the accompanying consolidated balance sheets.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Warranty Reserve. The warranty period for the Company’s products is generally one to three years. Estimated future warranty costs are expensed as a cost of revenue. The warranty accrual is based upon historical experience and is affected by actual product failure rates, material usage and service delivery costs incurred in correcting the product failure. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as considered necessary. The short-term portion of the warranty reserve is included in other current liabilities and the long-term portion of the warranty reserve is recorded in non-current liabilities on the accompanying consolidated balance sheets.
Deferred Revenue and Deferred Cost of Revenue. Deferred revenue is recorded when products or services provided are invoiced prior to completion of the related performance obligations and is recognized as revenue ratably over the PCS period. We more broadly require advance and milestone payments for certain larger projects that would otherwise involve a significant lag between payments to our vendors and final acceptance of our products. These advance and milestone payments are recorded as deferred revenue and are recognized when all revenue recognition criteria have been met. Deferred revenue also includes revenue deferred for arrangements which include hardware appliances or arrangements where the undelivered element is PCS for arrangements that were entered into prior to the fiscal 2011 adoption of ASU 2009-13 and ASU 2009-14.
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
Income Taxes. The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for temporary differences between financial reporting basis and tax basis of assets and liabilities and operating loss and tax credit carry forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to be realized in the years in which those temporary differences and operating loss and tax credit carryforwards are estimated to be recovered or settled.
The Company is subject to audits and examinations of tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes.
Recently Issued Accounting Standards.
Comprehensive income. In June 2011, the FASB issued guidance which requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. This requirement should be applied retrospectively and is effective for the Company in its first quarter of fiscal year 2013. The adoption of this standard had no effect on the Company's condensed consolidated statements of operations.
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued the guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
3. ACQUISITION
Acquisition of SGI Japan, Ltd.
On March 9, 2011 (the “Closing Date”), pursuant to a Stock Purchase Agreement (the "Agreement") dated March 8, 2011, the Company's wholly-owned subsidiary, Silicon Graphics World Trade BV ("SGI BV") acquired the remaining outstanding shares of SGI Japan, Ltd., a Japanese corporation (“SGI Japan”) for $17.9 million in cash. Prior to the Closing Date, the Company owned approximately 10% of the outstanding shares of SGI Japan and accounted for such investment as a cost method investment. SGI Japan operates primarily as a seller and servicer of high-performance computing ("HPC"), visualization, data center and media and archive systems in Japan.
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
The following table summarizes the fair value of assets acquired and liabilities assumed as of the Closing Date (in thousands):

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

None of this goodwill is deductible for tax purposes. The goodwill is not material to the Company and is recorded as other assets in the accompanying consolidated balance sheet.
The revenue and net loss of SGI Japan from the Closing Date to June 24, 2011 included in the accompanying consolidated statement of operations were $51.6 million and $0.2 million, respectively.
The Company incurred acquisition-related costs (i.e., advisory, legal, accounting, valuation and other costs) of $1.3 million during fiscal 2011. The acquisition-related costs were expensed in the periods in which the costs were incurred and are recorded in the accompanying consolidated statements of operations.
The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and SGI Japan as if the acquisition had occurred at the beginning of fiscal 2011 (in thousands except per share amounts):

Fiscal Year Ended
June 24, 2011
Revenue	$671,163
Net loss from continuing operations	$(27,472)
Income from discontinued operations, net of tax	—
Net loss	$(27,472)
Net loss per share, basic and diluted:
Continuing operations	$(0.90)
Discontinued operations	—
Basic and diluted net loss per share	$(0.90)

Shares used in computing basic and diluted net loss per share	30,608
The unaudited pro forma condensed financial information is not intended to represent or be indicative of the condensed results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented and should not be taken as representative of the future consolidated results of operations of the Company. The acquisition-related costs of $1.3 million during fiscal 2011 are not presented in the pro forma condensed financial information because they will not have a continuing impact on the combined results.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are a few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate, the Company or the counterparty’s non-performance risk is considered in determining the fair values of liabilities and assets, respectively.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	June 28, 2013
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$20,015	$20,015	$—	$—	$20,015
Investments held by insurance companies	5,549	—	5,549	—	5,549
Total assets measured at fair value	$25,564	$20,015	$5,549	$—	$25,564

	June 29, 2012
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
U. S treasuries	$5,530	$5,530	$—	$—	$5,530
Investments held by insurance companies	6,127	—	6,127	—	6,127
Total assets measured at fair value	$11,657	$5,530	$6,127	$—	$11,657

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during both fiscal 2013 and fiscal 2012. The Company's cash equivalents, consisting of U.S. treasuries and money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
Level 2 assets include investments that are pooled with other investment held by insurance companies within their general funds for our pension plans.  The investments held by the insurance companies are valued by taking the percentage owned by the plan in the underlying net asset value of the insurance company's general fund. The valuation of the underlying net assets of the insurance company's general fund is based on quoted market prices of the investments in active markets or for quoted market prices in active markets of similar assets. The market inputs used to value these instruments generally consist of market yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources include industry standard data providers, security master files from large financial institutions and other third party sources.
The fair values of accounts receivable, accounts payable and accrued liabilities, due within one year approximates their carrying values because of their short-term nature. There are no liabilities measured at fair value.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
As of June 28, 2013 and June 29, 2012, the Company had no assets or liabilities measured at fair value on a non-recurring basis.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVENTORIES
Inventories consist of the following (in thousands):

	June 28, 2013	June 29, 2012
Finished goods	$11,332	$47,728
Work in process	20,716	22,666
Raw materials	29,722	52,997
Total inventories	$61,770	$123,391

Finished goods include inventory at customer sites undergoing installation testing prior to customer acceptance; such amounts were $2.6 million at June 28, 2013 and $27.9 million at June 29, 2012.
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	June 28, 2013	June 29, 2012
Value-added tax receivable	$5,626	$9,831
Deferred tax assets	281	—
Prepaid taxes	1,229	1,555
Other prepaid and current assets	6,958	7,057
Total prepaid expenses and other current assets	$14,094	$18,443

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	Estimated Useful Life	June 28, 2013	June 29, 2012
Land	N/A	$799	$799
Building	30-32	13,892	13,230
Computer equipment and software	2-6	32,323	27,708
Manufacturing equipment	2-7	7,122	7,315
Leasehold improvements	2-7	8,053	8,098
Furniture and fixtures	2-7	1,503	3,616
Vehicles	5	51	32
Construction in progress	N/A	1,690	1,396
		65,433	62,194
Less accumulated depreciation and amortization		(39,263)	(34,790)
Total property and equipment, net		$26,170	$27,404
Depreciation and amortization expense for fiscal 2013, 2012 and 2011 was $10.6 million, $9.5 million and $9.5 million, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS, NET
Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 28, 2013
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(5,750)	$1,150
Purchased technology	5	7,800	(6,000)	1,800
Customer backlog	(a)	10,540	(9,572)	968
Trademark/trade name portfolio	5	3,667	(3,072)	595
Patents and other	2 (b)	330	(200)	130
Total		$29,237	$(24,594)	$4,643

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 29, 2012
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$7,245	$(4,407)	$2,838
Purchased technology	5	7,800	(4,980)	2,820
Customer backlog	(a)	10,695	(9,115)	1,580
Trademark/ trade name portfolio	5	3,738	(2,365)	1,373
Patents and other	2	340	(276)	64
Total		$29,818	$(21,143)	$8,675

(a)	The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset.

(b)	Includes other intangibles assets with an indefinite life.
Intangible assets amortization expense was $3.7 million, $5.2 million and $8.3 million in fiscal 2013, 2012 and 2011, respectively.
No impairment of intangible assets was recorded in fiscal 2013, 2012 and 2011.
As of June 28, 2013, expected amortization expense for all intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2014	$3,127
2015	474
2016	393
2017	489
Total amortization	$4,483

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OTHER ASSETS
Other assets consist of the following (in thousands):

	June 28, 2013	June 29, 2012
Long-term service inventory	$15,045	$13,494
Restricted pension plan assets	7,822	7,318
Deferred tax assets	5,764	15,438
Long-term refundable deposits	3,178	3,943
Other assets	2,475	4,689
Total other assets	$34,284	$44,882

10. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	June 28, 2013	June 29, 2012
Accrued sales and use tax payable	$9,545	$10,795
Deferred tax liabilities	5,292	15,158
Accrued professional services fees	3,635	5,657
Accrued warranty, current portion	3,303	4,054
Income taxes payable	491	1,740
Accrued restructuring and severance	3,965	1,849
Other	9,133	9,334
Total other current liabilities	$35,364	$48,587

11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	June 28, 2013	June 29, 2012
Accrued warranty, non-current portion	$2,319	$3,248
Other	1,471	3,566
Total other non-current liabilities	$3,790	$6,814

12. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, is as follows (in thousands):

	June 28, 2013	June 29, 2012
Balance at beginning of period	$7,302	$7,578
Current period accrual	4,091	5,690
Warranty expenditures charged to accrual	(4,515)	(4,777)
Changes in accrual for pre-existing warranties	(1,256)	(1,189)
Balance at end of period	$5,622	$7,302

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RESTRUCTURING ACTIVITY
The Company has implemented restructuring actions to streamline operations and reduce operating expenses. Total expense for all restructuring actions was $9.0 million, $2.5 million, and $5.1 million for fiscal 2013, 2012 and 2011, respectively. The restructuring expense is included in operating expenses in the accompanying consolidated statement of operations. The total restructuring liability was $2.4 million as of June 28, 2013 and was classified as current liabilities in the accompanying consolidated balance sheet.
Fiscal 2012 Restructuring Action
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe.
In connection with the restructuring action, the Company expects to incur cumulative pre-tax cash charges (including charges recorded in fiscal 2012 and 2013) of approximately $13.0 million, consisting of charges of approximately $12.0 million for employee termination benefits and up to $1.0 million for planned office and legal entity closures, including contract termination costs and other associated costs. Total expense incurred in connection with this restructuring plan, for actions taken through June 28, 2013 was $11.4 million. The Company expects to recognize the remaining expense associated with the employee termination benefits by the end of our first quarter of fiscal 2014.
Activity in accrued restructuring for the fiscal 2012 restructuring action was as follows (in thousands):

Employee Terminations
Balance at June 24, 2011	$—
Cost incurred	2,340
Cash payments	(719)
Balance at June 29, 2012	1,621
Costs incurred	9,048
Cash payments	(8,252)
Balance at June 28, 2013	$2,417
Fiscal 2011 Restructuring Action
On February 18, 2011, the Company's Board of Directors approved restructuring actions to reduce the Company's worldwide workforce. Total expense for the fiscal 2011 restructuring actions was $0.2 million and $0.1 million for fiscal 2012 and 2011, respectively. The Company has paid all contractual obligations and employee termination benefits in connection with this restructuring action as of the end fiscal 2013.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CREDIT FACILITY
On December 5, 2011, the Company entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility included a feature that allowed the Company to increase the revolver amount in the first 18 months. The Company exercised this feature and on May 1, 2012, the revolver amount was increased by $5.0 million to an aggregate principal amount of $40.0 million. On February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. The credit facility includes a $10.0 million letter of credit subfacility. See Note 23 "Commitments and Contingencies" for more information regarding the letter of credit.
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
During fiscal 2013 the Company made a $15.7 million payment to pay off the outstanding balance with interest on the credit facility, which included $0.4 million of accrued interest. Accordingly, as of June 28, 2013, the Company had no outstanding balance owed on the credit facility. As of June 28, 2013, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier. The Company was in compliance with all covenants as of June 28, 2013.
15. SHARE-BASED COMPENSATION
Share-Based Compensation Plans
In 2005, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2005 Equity Incentive Plan (“2005 Plan”), 2005 Non-Employee Directors’ Stock Option Plan ("2005 Director Plan") and 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”). As of June 28, 2013, the aggregate number of shares of common stock available for grant under each plan is 2,648,103, 70,333 and 767,535 shares, respectively. Each plan contains a provision that automatically increases the number of shares of common stock reserved for issuance on January 1 of each year. During fiscal 2011, the number of stock options authorized for issuance under each Plan was increased by 153,515 shares, 0 shares and 310,561 shares, respectively. During fiscal 2012, the number of stock options authorized for issuance under each Plan was increased by 1,295,453 shares, 0 shares and 1,123,863 shares, respectively. During fiscal 2013, the number of common stock authorized for issuance under each Plan was increased by 886,075 shares, 0 shares and 51,653 shares, respectively.
The Company’s Board of Directors adopted the 2006 New Recruit Equity Incentive Plan (“New Recruit Plan”) in January 2006 which allows the Company to grant non-statutory stock awards to newly hired employees as an inducement to join the Company. No grants may be made under the New Recruit Plan to persons who are continuing employees or directors. The New Recruit Plan provides for the grant of the following stock awards: (i) non-statutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards and (vi) other stock awards. As of June 28, 2013, the number of shares of common stock available for grant under the 2006 Plan is 93,708 shares. There have been no increases in the total shares of common stock reserved for the New Recruit Plan during fiscal 2013, 2012 and 2011. The exercise price of each non-statutory stock option shall be not less than 100% of the fair market value of the common stock subject to the option on the date the option is granted.
Stock awards expire ten years from the date of grant, or such shorter period specified in the award agreement. The awards vest over a period of time as determine by the board of directors, generally over four years from the date the award is granted. The Company issues new shares of its common stock upon exercise of stock options, issuance of restricted stock awards

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“RSA”), restricted stock units (“RSU”) and issuance of shares purchased under its 2005 ESPP Plan. RSAs differ from RSUs in that RSAs result in issuance of common stock with all rights, including rights to vote and to receive dividends, upon grant, with the exception of the ability to sell the common stock. Common stock to be issued for grants of RSUs are not issued until the RSU vests and do not have rights to vote or receive dividends.
Determining Fair Value
The fair value of certain share-based awards is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Option Plans Shares
Risk-free interest rate	0.7%	1.0%	1.4%
Volatility	66.1%	69.7%	61.5%
Weighted average expected life (in years)	4.99	4.73	4.29
Expected dividend yield	—%	—%	—%
Weighted average grant date fair value	$4.83	$6.67	$6.04

ESPP Plan shares
Risk-free interest rate	0.2%	0.2%	0.4%
Volatility	79.4%	78.0%	56.0%
Weighted average expected life (in years)	1.25	1.25	1.25
Expected dividend yield	—%	—%	—%
Weighted average grant date fair value	$4.84	$5.39	$3.91
The computation of expected life is based on an analysis of the Company's historical exercise and post-vesting forfeiture experience. The expected volatility is based on the implied and historical volatility for the Company from fiscal 2010 through the second quarter of fiscal 2012 and historical volatility from the third quarter of fiscal 2012 through the fourth quarter of fiscal 2013; this change had no significant impact on the volatility rate used during the year. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. As share-based compensation expense recognized in the accompanying consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.
Share-Based Compensation Expense
Total share-based compensation expense is as follows (in thousands):

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Cost of revenue	$1,598	$1,358	$685
Research and development	2,250	1,938	641
Sales and marketing	1,629	1,570	990
General and administrative	4,623	5,195	3,582
Total share-based compensation expense	$10,100	$10,061	$5,898
Total share-based compensation expense for the fiscal 2012 includes $1.4 million of share-based expense recognized by the Company due to the modification of certain terms of the vested options held by the Company's former Chief Executive Officer and former Chief Financial Officer.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity
The following table summarizes the Company’s stock option activity for fiscal 2013 and 2012.

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 24, 2011	3,121,082	$10.40
Options granted	1,220,500	11.86
Options exercised	(196,660)	9.55
Options cancelled	(441,262)	11.49
Balance at June 29, 2012	3,703,660	10.79
Options granted	154,000	8.87
Options exercised	(1,334,910)	10.65
Options cancelled	(241,349)	12.57
Balance at June 28, 2013	2,281,401	$10.56	6.71	$8,807
Vested and expected to vest at June 28, 2013	2,167,027	$10.58	6.61	$8,302
Exercisable at June 28, 2013	1,518,222	$10.72	5.82	$6,086
The total intrinsic value of options exercised in fiscal 2013, 2012 and 2011 was $4.4 million, $1.0 million and $3.7 million, respectively. The total fair value of shares vested during fiscal 2013, 2012 and 2011 was $4.1 million, $3.1 million and $4.4 million, respectively.
As of June 28, 2013, there was $1.5 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.09 years.
The following table summarizes information about stock options outstanding under all option plans as of June 28, 2013:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Outstanding Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 3.88 - $ 5.07	21,269	5.92	$5.06	21,269	$5.06
5.34 - 5.34	412,574	6.12	5.34	381,447	5.34
5.60 - 6.69	233,125	7.72	5.95	85,062	5.89
7.46 - 9.02	262,200	6.20	8.27	210,007	8.27
9.44 - 9.68	77,500	4.92	9.46	77,500	9.46
9.78 - 9.78	327,500	8.67	9.78	110,833	9.78
9.82 - 11.69	306,032	7.52	11.10	187,907	11.43
11.83 - 14.68	189,701	5.53	13.47	144,574	13.24
14.69 - 14.69	232,500	7.89	14.69	110,623	14.69
16.83 - 37.91	219,000	3.73	22.46	189,000	23.24
3.88 - 37.91	2,281,401	6.71	10.56	1,518,222	10.72
Performance-based Option Grants
On August 11, 2009, the Company's former CEO was granted a non-qualified stock option, with performance-based metrics, to purchase 40,000 shares of the Company's common stock. The stock option, which had a grant date fair value of approximately $0.1 million, was valued using the Black-Scholes option-pricing model. The stock option had an exercise price of $5.34 per share, a contractual term of ten years and a maximum of 10,000 shares vesting per annum depending on the attainment of performance-based metrics. Stock-based compensation expense for this award was recognized when it was determined that it was probable that the performance-based metrics were going to be achieved. Some of the 40,000 options vested in fiscal 2010. As the former CEO resigned in January 2012, the performance vesting conditions were not achieved and,

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordingly, the performance grant's remaining options expired unvested. Therefore, the Company reversed the stock-based compensation expense previously recorded in fiscal 2012.
Restricted Stock Activity
The Company did not have any RSA activity for fiscal 2013 and 2012. As of June 28, 2013, the total unrecognized compensation cost related to RSA was zero.
The following table summarizes the Company’s RSU activity for fiscal 2013 and 2012.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Balance at June 24, 2011	544,618	$7.43
Awarded	791,650	11.38
Released	(263,721)	11.89
Forfeited	(153,783)	8.72
Balance at June 29, 2012	918,764	10.12
Awarded	991,239	10.24
Released	(411,534)	12.63
Forfeited	(160,702)	11.10
Balance at June 28, 2013	1,337,767	$10.27	1.51	$17,899
Vested and expected to vest at June 28, 2013	1,057,655	$10.20	1.45	$14,193
In August 2012, the Company granted time-based RSUs ("executive time-based RSUs") and performance-based RSUs (“executive PSUs”) to members of the Company's executive management team.  The executive time-based RSUs vest over four years, with 25% vesting after one year and an additional 6.25% vesting quarterly thereafter, subject to the recipient's continuous service through each vesting date. The executive PSUs are eligible to vest upon the achievement of certain financial performance criteria for the Company for fiscal 2013.  If the performance criteria are not met, none of the executive PSUs will vest and will be forfeited.  If the performance criteria are met, 25% of the executive PSUs would vest following the Company's public announcement of financial results for fiscal 2013 and the remaining 75% of the executive PSUs would vest in three annual installments thereafter, subject to the recipient's continued service through each vesting date.  The financial performance criteria were achieved for fiscal 2013 and the Company awarded the PSU shares accordingly.
As of June 28, 2013, there was $7.8 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.54 years.
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

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
RSUs and RSAs shares withheld for taxes	159,829	95,746	113,463
RSUs and RSAs amounts withheld for taxes	$2,080	$1,126	$1,433

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan
At June 28, 2013, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP Plan not yet recognized was approximately $1.1 million. This cost will be amortized on a straight-line basis over approximately 1.6 years. The following table shows the shares issued and their respective weighted-average purchase price per share during fiscal 2013, 2012 and 2011.

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Shares issued	485,707	508,132	473,698
Weighted-average purchase price per share	$7.09	$6.42	$4.51

16. STOCKHOLDERS’ EQUITY
Stock Repurchase
In February 2009, the Company's Board of Directors authorized a share repurchase program of up to $40.0 million of its common stock. Under the program, the Company was able to purchase shares of common stock through open market transactions and privately negotiated purchases at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program were dependent on market conditions, corporate and regulatory considerations and other relevant considerations. This program expired in March 2012. There were no share repurchases during fiscal 2012.
On January 11, 2013, the Company's board of directors approved a plan for the Company to repurchase shares of its common stock with a market value of up to $15.0 million. The Company's common stock may be repurchased in the open market or through negotiated transactions, including 10b5-1 trading plans that would enable the company to repurchase its shares during periods outside of its normal trading windows. The repurchase program expires December 31, 2014. Purchases will cease if the authorized funds are spent or the program is discontinued. The Company is not obligated to acquire any particular amount of stock and the program may be suspended or terminated at any time at the company's discretion.
The following table shows the total number of shares repurchased during fiscal 2013 (in thousands, except per share amount):

	Treasury Stock
	Number of Shares	Amount	Average Purchase Price per Share
Cumulative balance at June 29, 2012	749	$4,912	$6.56
Repurchase of Treasury Stock:
Twelve months ended June 28, 2013	197	2,780	$14.07
Cumulative balance at June 28, 2013	946	$7,692	$8.13

Amount available to purchase under current approved plan		$12,220

Accumulated Other Comprehensive (Loss) Income
The following table summarizes the components of accumulated other comprehensive (loss) income as of June 28, 2013, June 29, 2012 and June 24, 2011 (in thousands):

	June 28, 2013	June 29, 2012	June 24, 2011
Cumulative translation adjustment	$102	$838	$741
Loss on pension assets	(2,253)	(2,318)	(168)
Accumulated other comprehensive (loss) income	$(2,151)	$(1,480)	$573
The related tax effects of these components of accumulated other comprehensive (loss) income is not material to the Company.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EARNINGS PER SHARE
Basic and diluted net income (loss) per common share is computed by dividing consolidated net loss by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding and dilutive common shares equivalent shares outstanding during the period. For fiscal 2013, 2012 and 2011, the effect of outstanding options and RSUs were anti-dilutive to loss per share and were therefore excluded from the calculation of diluted loss per share.
The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by accounting principles generally accepted in the U.S. As the Company had a net loss in fiscal years ending June 28, 2013, June 29, 2012 and June 24, 2011, basic and diluted net loss per share are the same for these fiscal years.
The following table sets forth the computation of basic and diluted net loss per share for fiscal 2013, 2012 and 2011 (in thousands, except per share amount):

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Numerator:
Net loss	$(2,820)	$(24,461)	$(21,233)
Denominator:
Weighted-average common shares used in computing basis and diluted net loss per share	32,909	31,653	30,608

Basic and diluted net loss per share	$(0.09)	$(0.77)	$(0.69)
The following table sets forth potential shares of common stock, which are excluded from the calculation of diluted net loss per share, as the result would be anti-dilutive (in thousands):

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Options, RSUs and ESPP	3,667	4,623	3,666

18. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its international employees in Germany and Japan.
Pension benefits associated with these plans generally are based on each participant's years of service, compensation and age at retirement or termination. The Company funds these pension plans in amounts sufficient to meet the minimum requirements of the local laws and regulations. Additional funding may be provided as deemed appropriate.
German Plan
Employees joining the Company prior to May 2009 are eligible for the German defined benefit plan. The German plan is managed by an insurance company and the insurance company makes investment decisions with the guidelines set by the German regulation. The plan assets are invested as part of the insurance company’s general fund and the Company does not have control over the target allocation or visibility of the investment strategies of these investments.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined based on the sum of cumulative points from past services. The pension benefits are payable, depending on the employee's eligibility, in either in a lump-sum amount or monthly pension payments.
In October 2011, SGI Japan, Ltd ("SGI Japan"), its employees and the Japanese Ministry of Health, Labor and Welfare approved an action to change SGI Japan's retirement benefit plan effective October 1, 2011 in accordance with the Defined Benefit Corporate Pension Law and Defined Contribution Corporate Pension Law of 2001 (the "Acts"). SGI Japan shifted a portion of its defined benefit plan to a defined contribution plan and modified the terms of its defined benefit plan in accordance with the Acts. The change in the retirement benefit plan reduced SGI Japan's retirement benefit obligation and resulted in a gain from curtailment of $1.3 million and a loss from settlement of $1.0 million. In addition, SGI Japan agreed to increase its employer contribution to the defined benefit plan and defined contribution plan to fund the underfunded portion of the retirement benefit obligation as required under the Acts.
The Japan plan is managed by an insurance company and the insurance company makes investment decisions with the guidelines set by the Japanese regulation. The plan assets are invested as part of the insurance company's general fund and the Company does not have control over the target allocation or visibility of the investment strategies of these investments.
Following is a reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets as of June 28, 2013 and June 29, 2012 for both the German and Japan plans (in thousands):

	Germany Plan		Japan Plan		Total
	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Projected Benefit Obligation
Benefit obligation, beginning of year	$11,863	$11,334	$6,053	$10,474	$17,916	$21,808
Service cost	140	118	544	749	684	867
Interest cost	498	563	93	128	591	691
Actuarial losses	152	1,809	154	563	306	2,372
Benefits paid	(396)	(388)	(9)	(787)	(405)	(1,175)
Effect of curtailments	—	—	(85)	(1,693)	(85)	(1,693)
Effect of settlements	—	—	(926)	(3,514)	(926)	(3,514)
Effect of amendment	—	—	(24)	—	(24)	—
Foreign exchange rate changes	511	(1,573)	(1,110)	133	(599)	(1,440)
Benefit obligation, ending of year	$12,768	$11,863	$4,690	$6,053	$17,458	$17,916

Fair Value of Plan Assets
Fair value of plan assets, beginning of year	$2,429	$2,721	$3,698	$3,236	$6,127	$5,957
Expected return on plan assets	90	97	100	97	190	194
Participant contributions	12	28	769	1,243	781	1,271
Effect of settlement	—	—	(887)	—	(887)	—
Actuarial losses	(126)	(14)	(61)	(208)	(187)	(222)
Benefit payments	(108)	(63)	(9)	(690)	(117)	(753)
Foreign exchange rate changes	336	(340)	(694)	20	(358)	(320)
Fair value of plan assets, ending of year	$2,633	$2,429	$2,916	$3,698	$5,549	$6,127

Underfunded Status
Projected benefit obligation	$12,768	$11,863	$4,690	$6,053	$17,458	$17,916
Fair value of plan assets	2,633	2,429	2,916	3,698	5,549	6,127
Underfunded status of plan	$10,135	$9,434	$1,774	$2,355	$11,909	$11,789

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has life insurance policies with cash surrender values that have been earmarked by the Company to partly cover the underfunded status of the German plan. As of June 28, 2013, the cash surrender values of the life insurance plans of $0.3 million and $7.8 million are included in other current assets and other assets, respectively, in the accompanying consolidated balance sheets. As of June 29, 2012, the cash surrender values of the life insurance plans of $0.3 million and $7.3 million are included in other current assets and other assets, respectively, in the accompanying consolidated balance sheets.
The following table summarizes the amounts recognized on the consolidated balance sheets as of June 28, 2013 and June 29, 2012 for both the German and Japan plans (in thousands):

	German Plan		Japan Plan		Total
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Amounts recognized in the consolidated balance sheets
Accrued benefit cost
Current liabilities	$367	$305	$—	$—	$367	$305
Non-current liabilities	$9,768	$9,129	$1,774	$2,355	$11,542	$11,484
Amounts recognized in accumulated other comprehensive (loss) income
Net actuarial (loss) gain	$(2,036)	$(2,161)	$(217)	$(157)	$(2,253)	$(2,318)
The following table summarizes the amounts recorded to other comprehensive (loss) income net of taxes during fiscal 2013 and 2012 (in thousands):

	Fiscal Year Ended
	June 28, 2013	June 29, 2012
Amounts recognized in other comprehensive income (loss)
Net actuarial gain (loss) - German Plan	$125	$(1,795)
Net actuarial loss - Japan Plan	(60)	(355)
Total recognized in other comprehensive income (loss)	$65	$(2,150)
The Company expects to recognize approximately $0.1 million of amortization from accumulated other comprehensive (loss) income into net periodic benefit cost during fiscal 2014.
The following table summarizes the amounts related to the pension plan with accumulated benefit obligation in excess of plan assets at June 28, 2013 and June 29, 2012 (in thousands):

	German Plan		Japan Plan		Total
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Projected benefit obligation	$12,768	$11,863	$4,690	$6,053	$17,458	$17,916
Accumulated benefit obligation	$12,704	$11,499	$3,844	$5,312	$16,548	$16,811
Fair value of plan assets	$2,633	$2,429	$2,916	$3,698	$5,549	$6,127
The Company carries the interest and service cost of the plan. Actuarial gains and losses are amortized over the expected life of the plan.
Weighted average assumptions used to determine benefit obligations for the German and Japan plans were as follows:

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	German Plan		Japan Plan
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Assumptions used to determine benefits obligations:
Discount rate	3.6%	4.1%	1.7%	1.7%
Rate of compensation increase	0.0% - 1.0%	2.0%	5.7%	5.7%
Assumptions used to determine net periodic benefit cost:
Discount rate	3.6%	5.4%	1.7%	1.7%
Expected long-term rate of return on plan assets	3.3% - 4.1%	3.8%	3.0%	3.0%
Rate of compensation increase	0.0% - 1.0%	2.0%	5.7%	5.7%
The discount rate reflects the current rate at which the Company believes associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 3.6% for the German plan as of June 28, 2013, which is a 0.5% decrease from the rate used as of June 29, 2012 and a discount rate of 1.7% for the Japan plan as of June 28, 2013, which is the same as the rate used as of June 29, 2012.
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
The net periodic benefit cost of the German and Japan plans was comprised of the following components (in thousands):

	German Plan			Japan Plan			Total
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011	6/28/2013	June 29, 2012	June 24, 2011	June 28, 2013	June 29, 2012	June 24, 2011
Net periodic benefit cost
Service cost	$140	$118	$119	$544	$749	$350	$684	$867	$469
Interest expense	498	563	558	93	128	50	591	691	608
Expected return on plan assets	(90)	(97)	(102)	(100)	(97)	(23)	(190)	(194)	(125)
Amortization on actuarial losses	170	—	—	—	—	—	170	—	—
Loss on settlement	—	—	—	39	993	—	39	993	—
Gain from curtailment	—	—	—	—	(1,265)	—	—	(1,265)	—
Net periodic benefit cost	$718	$584	$575	$576	$508	$377	$1,294	$1,092	$952
The Company does not expect to make any contributions to the German plan during the next fiscal year as contributions are not required by funding regulations or laws and the cash surrender value of the life insurance plan earmarked by the Company substantially covers the under-funded status of the German plan.
The Company expects to make contributions to the Japan plan of approximately $0.6 million during fiscal 2014.
Fair Value of Plan Assets
The plan assets measured at fair value consisted of the following as of June 28, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Investments held by insurance companies- German Plan	$—	$2,633	$—	$2,633
Investments held by insurance companies - Japan Plan	—	2,916	—	2,916
Total assets measured at fair value	$—	$5,549	$—	$5,549
The plan assets measured at fair value consisted of the following as of June 29, 2012 (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 1	Level 2	Level 3	Total
Investments held by insurance companies- German Plan	$—	$2,429	$—	$2,429
Investments held by insurance companies - Japan Plan	—	3,698	—	3,698
Total assets measured at fair value	$—	$6,127	$—	$6,127
As previously indicated, these plans are managed by local insurance companies and these companies make investment decisions with the guidelines set by the local regulations.
Level 2 assets include investments that are pooled with other investment held by insurance companies within their general funds for our pension plans.  The investments held by the insurance companies are valued by taking the percentage owned by the plan in the underlying net asset value of the insurance company's general fund. The valuation of the underlying net assets of the insurance company's general fund is based on quoted market prices of the investments in active markets or for quoted market prices in active markets of similar assets. The market inputs used to value these instruments generally consist of market yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources include industry standard data providers, security master files from large financial institutions and other third party sources.
Future Employee Benefit Payments
The following table provides the estimated pension payments that are payable from the plans to participants (in thousands):

	Future Payments
Fiscal Year	Germany	Japan	Total
2014	$405	$145	550
2015	445	140	585
2016	457	133	590
2017	487	125	612
2018	650	259	909
Following five years	3,798	801	4,599
Total	$6,242	$1,603	$7,845
Defined Contribution Plan
The Company's U.S. employees are eligible to participate in the Company's qualified defined contribution plan under section 401(k) of the Internal Revenue Code. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. Under the terms of the plan, the Company may provide a discretionary matching contribution at the discretion of its management or the Company can make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $1.5 million and $1.4 million during fiscal 2013 and 2012, respectively. There were no contributions to the plan during fiscal 2011.
19. INCOME TAXES
The provision (benefit) for income taxes for fiscal years 2013, 2012 and 2011 was as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended
	June 28, 2013	6/29/2012	June 24, 2011
Federal:
Current	$(137)	$7	$(417)
Deferred	—	—	—
	(137)	7	(417)
State:
Current	(18)	(136)	(47)
Deferred	—	—	—
	(18)	(136)	(47)
Foreign:
Current	(11,995)	(524)	3,280
Deferred	(473)	1,654	(1,574)
	(12,468)	1,130	1,706
Income tax (benefit) provision	$(12,623)	$1,001	$1,242
The components of loss before income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Domestic sources	$(23,429)	$(17,817)	$(14,874)
Foreign sources	7,986	(5,643)	(5,117)
Total	$(15,443)	$(23,460)	$(19,991)
Deferred tax assets and liabilities reflect the effects of tax losses, credits and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted statutory tax rates that are realized the years in which those temporary differences are estimated to be recovered or settled.
As of June 28, 2013 and June 29, 2012, the significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	Fiscal Year Ended
	June 28, 2013	June 29, 2012
Deferred tax assets:
Net operating losses and tax credit carry forwards	$146,488	$176,709
Stock based compensation	11,949	13,324
Intangible and fixed assets	12,850	17,367
Accruals and reserves	18,644	19,537
Other	2,301	322
Total deferred tax assets	192,232	227,259
Deferred tax liabilities:
Deferred revenue	(28,171)	(55,516)
Total deferred tax liabilities	(28,171)	(55,516)
Net deferred tax assets	164,061	171,743
Less valuation allowance	(163,308)	(171,463)
Net deferred tax assets	$753	$280
The valuation allowance against the Company's deferred tax assets decreased from $171.5 million as of June 29, 2012 to $163.3 million as of June 28, 2013. The decrease was primarily due to the utilization of net operating loss carryforwards

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during the year. The net deferred tax asset as of June 28, 2013 is attributable to deferred tax assets of certain foreign subsidiaries which we believe are more likely than not of being realized. The majority of deferred tax assets are subject to full valuation allowance as they are more likely than not unrealized based on all available positive and negative evidence including our history of operating results and uncertainty of predicting future income.
As of June 28, 2013, the Company has federal, state, other foreign and Japan net operating loss carryforwards of $227.6 million, $154.7 million, $102.3 million and $75.7 million, respectively. If not utilized, the net operating loss carryforwards will begin to expire in fiscal 2014 for state and foreign, fiscal 2017 for Japan and fiscal 2028 for federal. Substantially all Japan net operating losses of $75.7 million will expire by fiscal 2020. The amounts expiring in fiscal 2014 are immaterial to our financial statements.
As a result of a cumulative ownership change of greater than 50% occurring in January, 2010, the Company's ability to utilize federal and state net operating loss and credit carryforwards is subject to an annual limitation as defined by sections 382 and 383 of the Internal Revenue Code.  The Company anticipates that all net operating loss carryforwards will become available prior to expiration and that the carryforwards will become available by 2015 or prior if there are no subsequent events that produce a greater restriction on the net operating losses.
Tax attributes related to stock option windfalls deductions are not recorded until the deductions result in a reduction of cash taxes payable. The amount of the Company's unrealized federal and state net operating losses relating to stock options deductions as of June 28, 2013 was $13.8 million. The benefit of these net operating losses will be recorded to additional paid-in capital if and when the Company realizes a reduction of cash taxes payable.
As of June 28, 2013, the Company has federal and state Research and Development tax credits of $5.0 million and $3.5 million, respectively and $4.8 million of foreign investment tax credits. If not utilized, the federal and foreign tax credits will begin to expire in fiscal 2027 and 2019, respectively. The state tax credits do not expire.
The Company's policy with respect to its undistributed foreign earnings is to consider those earnings to be indefinitely reinvested or repatriated tax-free and, accordingly, no related provision for income or withholding taxes have been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both income taxes and withholding taxes in the U.S. and various foreign countries. At June 28, 2013, the Company did not record deferred tax liabilities of $14.1 million on approximately $40.4 million of earnings that are deemed to be permanently reinvested overseas or repatriated tax free.
A reconciliation of the statutory federal income tax rate for fiscal 2013, 2012 and 2011 is as follows:

	Fiscal Year Ended
	6/28/2013	6/29/2012	June 24, 2011
Federal statutory rate provision	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	(1.3)	(0.9)	(0.4)
Foreign rate differential	13.8	(5.4)	(15.7)
Stock based compensation	(2.1)	(2.3)	0.1
Valuation allowance - US *	(47.0)	(20.9)	(23.2)
Valuation allowance - Foreign *	3.1	(7.4)	7.9
Unrecognized tax benefits	68.9	4.9	(6.0)
Foreign tax refunds	15.8	—	—
Foreign withholding tax	—	(2.9)	—
Federal research credits	4.5	1.7	0.9
Foreign dividend and other	(8.6)	(6.3)	(4.8)
Effective tax rate	82.1%	(4.5)%	(6.2)%
* Valuation allowance related to foreign activity for fiscal 2011 has been reclassified from foreign taxes to conform to the fiscal 2012 and 2013 presentation.
A reconciliation of the unrecognized tax benefits (excluding interest and penalties) from June 25, 2010 through June 28, 2013 are as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance at June 25, 2010	$9,335
Increase (decrease) to current year positions	12,777
Increase (decrease) to prior year positions	1,570
Decrease due to lapse of statute of limitations	(819)
Balance at June 24, 2011	$22,863
Increase (decrease) to current year positions	1,142
Increase (decrease) to prior year positions	(12,556)
Decrease due to lapse of statute of limitations	(2,182)
Balance at June 29, 2012	$9,267
Increase (decrease) to current year positions	524
Increase (decrease) to prior year positions	(3,685)
Decrease due to lapse of statute of limitations	(804)
Decrease of unrecognized tax benefits related to settlements	(315)
Balance at June 28, 2013	$4,987
At June 28, 2013, the Company had approximately $5.0 million of gross unrecognized tax benefit of which $2.2 million, if recognized, will impact the effective tax rate. The Company does not expect that the total unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The decrease of unrecognized tax benefits related to prior year positions of $3.7 million in fiscal 2013 is primarily the result of adjustments made by taxing authorities.
The Company classifies interest expense and penalties related to unrecognized tax benefits as components of income tax expense. As of June 28, 2013, the Company has accrued interest and penalties of approximately $7.5 million and $0.2 million, respectively, on the Company’s consolidated balance sheet.
During fiscal 2013, the Company recognized tax benefits of approximately $5.8 million for interest and $0.1 million for penalties resulting from reversals of unrecognized tax benefits and current year additions as recorded in the consolidated statement of operations.
The Company’s U.S. federal tax returns for 2006 and prior years are no longer subject to examination. The Company’s state tax returns for years prior to 2006 are not subject to examination.
The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statute of limitations ranging from 4 to 6 years. Tax years still open to examination by foreign tax authorities range from 2006 through 2011. The Company completed examinations in Canada and Germany during 2013 and is no longer under examination by foreign tax authorities as of June 28, 2013.
It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. However, it is not possible to estimate either the estimated amount or the range of any increase or decrease at this time.
20. SEGMENT INFORMATION
Commencing in the first quarter of fiscal 2012, the Company started managing its business primarily on a geographical basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the location of its sales and service employees generating revenue, to be the Americas, Europe and Asia-Pacific operations. The Americas segment includes both North and South America. The Europe segment ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment ("APJ") includes Australia, Japan and all other Asian countries. The segment information for fiscal 2011 has been presented to reflect the new reporting segments. The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the availability of separate financial information. The accounting policies of the various segments are the same as those described in "Note 2. Summary of Significant Accounting Policies". The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally based on the location of its sales and service employees generating revenues. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A significant portion of the

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

segments’ expenses arise from shared services and infrastructure that the Company has historically provided to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development, legal, accounting, information technology services, treasury and other corporate infrastructure expenses. These corporate charges are allocated to the segments and are reassessed on an annual basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The Company does not include intercompany transfers between segments for management reporting purposes.
Segment Results
The following table presents revenues and operating profit (loss) for the Company’s segments for fiscal 2013, 2012 and 2011 (in thousands):

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Total Revenue
Americas	$496,508	$473,746	$412,102
APJ	136,567	170,392	102,327
EMEA	134,152	108,849	115,139
Total revenue	$767,227	$752,987	$629,568

Product Revenue
Americas	$410,445	$387,165	$311,973
APJ	74,326	94,494	68,641
EMEA	105,918	75,074	84,563
Total product revenue	$590,689	$556,733	$465,177

Service Revenue
Americas	$86,063	$86,581	$100,129
APJ	62,241	75,898	33,686
EMEA	28,234	33,775	30,576
Total service revenue	$176,538	$196,254	$164,391

Operating Profit (Loss)
Americas	$13,665	$(10,694)	$4,873
APJ	(474)	3,378	(4,877)
EMEA	(26,845)	(14,127)	(18,985)
Total operating profit (loss)	$(13,654)	$(21,443)	$(18,989)
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
EMEA Restructuring
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total expense incurred in connection with this restructuring plan, for actions taken through June 28, 2013 was $11.4 million. The Company expects to recognize the remaining expense associated with the employee termination benefits by the first half of fiscal 2014. Also see Note 13 "Restructuring Activity" for more information regarding this restructuring action.
Customer Information
During fiscal 2013, Amazon and various agencies of the United States government, excluding system integrators, accounted for approximately 18% and 19%, of the Company's revenue, respectively. During fiscal 2012 and 2011, Amazon accounted for approximately 16% and 12% of the Company's total revenues.
At June 28, 2013, one customer from Americas segment accounted for 20% of the Company's accounts receivable. At June 29, 2012, two customers from the Americas segment accounted for more than 10% of the Company's accounts receivable. One customer accounted for 25% and the other customer accounted for 16% of the Company's accounts receivable.
Geographic Information
Summarized revenues by geographic region, based on the Company's internal management system and as utilized by the Company's CODM, is as follows (in thousands):

	Fiscal Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Domestic revenue	$476,473	$447,041	$389,328
International revenue	290,754	305,946	240,240
Total revenue	$767,227	$752,987	$629,568
International sales to Japan, the only foreign country which accounted for ten percent or more of revenues, were $98.9 million for fiscal 2013 or 13%, $130.9 million for fiscal 2012 or 17% of revenues and $67.5 million or 11% for fiscal 2011. These revenues originated from our APJ segment.
Approximately 94% and 90% of the Company’s property and equipment was located in the United States as of June 28, 2013 and June 29, 2012, respectively. No individual foreign country’s property and equipment was material for disclosure purposes.
21. RELATED PARTY TRANSACTIONS
Investment in SGI Japan
The Company acquired approximately 90% of the outstanding stock of SGI Japan for $17.9 million on March 9, 2011. As a result, effective March 10, 2011, SGI Japan became a wholly-owned subsidiary of the Company (see Note 3). Prior to the acquisition date, the Company owned approximately 10% of the outstanding stock of SGI Japan which it accounted for under the cost method. The carrying value of the 10% interest was $2.1 million which was equal to the acquisition-date fair value of the equity interest in SGI Japan held by the Company immediately before the acquisition. As such, no gain or loss was recorded.
The Company's consolidated statements of operations and consolidated statement of cash flows for fiscal 2012 include SGI Japan's statement of operations and statement of cash flows. The Company's consolidated statements of operations and consolidated statement of cash flows for fiscal 2011 include SGI Japan's statement of operations and statement of cash flows for the period from March 10, 2011 to June 29, 2012. All significant intercompany transactions between the Company and SGI Japan for fiscal 2012 and for the period from March 10, 2011 to June 29, 2012 have been eliminated in consolidation.
The Company's consolidated balance sheet at June 28, 2013 and June 29, 2012 include the accounts of SGI Japan. All significant intercompany balances between the Company and SGI Japan at June 28, 2013 and June 29, 2012 have also been eliminated in consolidation.
Prior to March 10, 2011, the Company recognized product revenue and cost of product revenue from sales to SGI Japan. The Company ceased recognizing product revenue and cost of product revenue from sales to SGI Japan effective March 10, 2011. Product revenue and cost of product revenue from sales to SGI Japan prior to March 10, 2011 were as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Period from June 26, 2010 to March 9, 2011
Product revenue	$15,718
Cost of product revenue	$10,027

22. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company’s financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at June 28, 2013 was $3.6 million for which the Company has $3.4 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the consolidated balance sheets.
23. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain real and personal property under non-cancelable operating leases. The Company leases its facilities and office buildings under operating leases that expire at various dates through November 2023. Certain leases also contain escalation and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized using the straight line method over the term of the lease.
Future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year	Amount
2014	$7,419
2015	5,053
2016	3,362
2017	2,206
2018	2,065
Thereafter	12,943
Total	$33,048
Rent expense for fiscal 2013, 2012 and 2011 was approximately $7.5 million, $8.3 million and $6.4 million, respectively.
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
In June 2013, the Company signed a lease for a new headquarters facility and expect to incur approximately $10.8 million for capital expenditures less approximately $5.8 million in lease incentives.
As of June 28, 2013, these non-cancelable purchase commitments were approximately $19.1 million, of which $16.6 million are due in the next 12 months.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 28, 2013. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of June 28, 2013.
Credit facility
The Company's credit facility includes a $10.0 million letter of credit subfacility. As of June 28, 2013, the Company has a $2.0 million outstanding letter of credit to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. See Note 14 "Credit Facility" for more information regarding the credit facility.
Contingencies
The Company may, from time to time, be involved in legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, domestic and international federal, state and local tax reviews and audits and other matters. The Company also may be subject to litigation and/or adverse rulings or judgments as a result of certain contractual indemnification obligations. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and it can reasonably estimate the amount of the loss. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of quarterly results of operations for fiscal 2013 and 2012 (in thousands, except per share amounts).

	Fiscal Quarter Ended
	June 28, 2013	March 29, 2013	December 28, 2012	September 28, 2012
Revenue	$170,532	$232,588	$171,226	$192,881
Gross profit	46,786	52,492	47,564	42,210
Net (loss) income	$(4,465)	$9,224	$1,101	$(8,680)
Basic and diluted net income (loss) per share:
Basic	$(0.13)	$0.28	$0.03	$(0.27)
Diluted	$(0.13)	$0.27	$0.03	$(0.27)
Shares used in the calculation of net (loss) income per share:
Basic	33,859	33,201	32,410	32,166
Diluted	33,859	34,467	32,778	32,166

		Fiscal Quarter Ended
		June 29, 2012	March 30, 2012	December 30, 2011	September 30, 2011
Revenue		$179,488	$199,390	$195,214	$178,895
Gross profit	(1)	37,486	51,510	52,183	52,638
Net loss		$(18,386)	$(1,162)	$(2,256)	$(2,657)
Basic and diluted net loss per share:
Basic		$(0.58)	$(0.04)	$(0.07)	$(0.08)
Diluted		$(0.58)	$(0.04)	$(0.07)	$(0.08)
Shares used in the calculation of net loss per share:
Basic		31,947	31,783	31,604	31,303
Diluted		31,947	31,783	31,604	31,303

(1)
In the fourth quarter of fiscal 2012, we recorded a charge of $10.1 million to reflect reduced demand for manufacturing parts for earlier generation products and a revaluation of spare parts to better reflect expected usage.

SCHEDULE II.

SILICON GRAPHICS INTERNATIONAL CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Fiscal Year Ended
	June 28, 2013	June 29, 2012
Allowance for doubtful accounts:
Beginning balance	$1,597	$1,335
Charges, net of recoveries	38	62
Write-offs and adjustments	(561)	200
Ending balance	$1,074	$1,597

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 28, 2013.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of June 28, 2013.
The effectiveness of our internal control over financial reporting as of June 28, 2013 has been audited by Deloitte & Touche LLP, independent registered public accounting firm, as stated in its report which appears below.
Changes in Internal Control over Financial Reporting
The Company also evaluated changes to its internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fiscal year ended June 28, 2013 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Silicon Graphics International Corp.
Fremont, CA

We have audited the internal control over financial reporting of Silicon Graphics International Corp. and subsidiaries (the "Company") as of June 28, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), and the consolidated financial statements and financial statement schedule as of and for the year ended June 28, 2013 of the Company and our report dated September 9, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, CA
September 9, 2013

Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
All other information required by this Item is incorporated by reference herein to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) scheduled to be held on December 9, 2013.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
See Index to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.
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
Dated: September 9, 2013

Exhibit 24.1
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

Signature	Title	Date

/s/ Jorge L. Titinger	President, Chief Executive Officer and Director	September 9, 2013
Jorge L. Titinger	(Principal Executive Officer)

/s/ Robert J. Nikl	Executive Vice President and Chief Financial Officer	September 9, 2013
Robert J. Nikl	(Principal Financial Officer)

/s/ Mekonnen P. Asrat	Vice President of Finance and Corporate Controller	September 9, 2013
Mekonnen P. Asrat	(Principal Accounting Officer)

/s/ Charles M. Boesenberg	Director	September 9, 2013
Charles M. Boesenberg

/s/ Gary A. Griffiths	Director	September 9, 2013
Gary A. Griffiths

/s/ Michael W. Hagee	Director	September 9, 2013
Michael W. Hagee

/s/ Douglas R. King	Director	September 9, 2013
Douglas R. King

/s/ Hagi Schwartz	Director	September 9, 2013
Hagi Schwartz

/s/ Ronald D. Verdoorn	Chairman of the Board of Directors	September 9, 2013
Ronald D. Verdoorn

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
2.1		Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009
2.2		Amendment to Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc., dated as of April 30, 2009.	8-K	2.1	000-51333	5/5/2009
2.3		Stock Purchase Agreement dated as of March 8, 2011, by and among Silicon Graphics World Trade B.V., SGI Japan, Ltd., certain subsidiaries of SGI Japan and NEC CORPORATION as the Stockholders' Representative.	8-K	2.1	000-51333	3/9/2011
3.1		Amended and Restated Certificate of Incorporation.	10-Q	3.1	000-51333	8/12/2005
3.2		Amended and Restated Bylaws.	8-K	3.2	000-51333	3/7/2008
3.3		Certificate of Ownership and Merger.	8-K	3.3	000-51333	5/21/2009
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2		Form of Specimen Common Stock Certificate.	8-K	4.2	000-51333	5/21/2009
10.1	*	Form of Indemnification Agreement for directors and executive officers.	8-K	99.1	000-51333	5/14/2012
10.2	*	2002 Stock Option Plan and form of related agreements.	S-1	10.8	333-122576	3/30/2005

10.3	*	2005 Equity Incentive Plan, as amended.	10-K	10.3	0000-51333	9/10/2012
10.4	*	2005 Non-Employee Directors’ Stock Option Plan.	S-1	10.1	333-122576	2/4/2005
10.5	*	2005 Employee Stock Purchase Plan, as amended.	10-K	10.5	0000-51333	9/10/2012
10.6	*	Form of Stock Option Agreement under the 2006 New Recruit Equity Incentive Plan.	8-K	10.2	000-51333	1/30/2006
10.7	*	2006 New Recruit Equity Inventive Plan, as amended and restated.	10-K	10.48	000-51333	2/28/2007
10.8	*	Form of Option Agreement and Grant Notices under the 2005 Equity Incentive Plan.	8-K	10.2	000-51333	9/5/2006
10.9	*	Form of Stock Bonus Award Agreement and Grant Notice under the 2005 Equity Incentive Plan.	8-K	10.3	000-51333	9/5/2006
10.10	*	Form of Stock Option Agreement and Grant Notice with Outside Directors under the 2002 Stock Option Plan.	10-Q	10.1	000-51333	11/14/2006
10.11	*	Form of Non-statutory Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan.	10-Q	10.11	000-51333	11/14/2006
10.12	*	Form of 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	10-K	10.16	000-51333	9/10/2012
10.13	*	Offer Letter made by the Registrant to Anthony Carrozza, dated January 24, 2008	10-K	10.73	000-51333	3/19/2009
10.14	*	First Amendment to Employment Agreement, dated December 23, 2008, between the Registrant and Anthony Carrozza	10-K	10.74	000-51333	3/19/2009

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
10.15	*	Second Amendment to the Employment Agreement Letter dated December 17, 2012 between the Company and Anthony Carrozza.					X
10.16	*	Third Amendment to the Employment Agreement Letter dated February 21, 2013 between the Company and Anthony Carrozza.	10-Q	10.4	000-51333	5/3/2013
10.17	*	Separation Agreement dated August 26, 2013 between the Company and Anthony Carrozza.	8-K	10.1	000-51333	8/28/2013
10.18	*	Offer Letter, dated September 9, 2011, between the Registrant and Jennifer Pileggi.	10-Q	10.1	000-51333	11/9/2011
10.19	*	First Amendment to Employment Agreement Letter dated December 17, 2012 between the Company and Jennifer W. Pileggi.					X
10.20	*	Second Amendment to Employment Agreement Letter dated February 21, 2013 between the Company and Jennifer W. Pileggi.	10-Q	10.3	000-51333	5/3/2013
10.21	*	Employment Agreement Letter, dated February 21, 2012, between the Registrant and Jorge Titinger.	8-K	10.1	000-51333	2/23/2012
10.22	*	Employment Agreement Letter, dated April 30, 2012, between the Registrant and Robert Nikl.	8-K	10.1	000-51333	4/30/2012
10.23	*	Employment Agreement Letter dated January 18, 2013 between the registrant and Cassio Conceicao.	8-K	10.1	000-51333	1/22/2013
10.24	*	Summary of Non-Employee Director Compensation	10-K	10.41	000-51333	9/10/2012
10.25	*	Fiscal 2013 Performance Results Bonus	10-K	10.42	000-51333	9/10/2012
10.26		Credit Agreement, dated December 5, 2011, by and among the Registrant, Silicon Graphics Federal, Inc. and Wells Fargo Capital Finance, LLC.	8-K	10.1	000-51333	12/9/2011
10.27		Amendment Number One to Credit Agreement, dated February 7, 2012, among the Registrant, Silicon Graphics Federal, Inc. and Wells Fargo Capital Finance, LLC.	10-K	10.35	000-51333	9/10/2012
10.28		Amendment Number Two to Credit Agreement, dated March 30, 2012, among the Registrant, Silicon Graphics Federal, Inc. and Wells Fargo Capital Finance, LLC.	10-K	10.36	000-51333	9/10/2012
10.29		Amendment Number Three to Credit Agreement, dated March 30, 2012, among the Registrant, Silicon Graphics Federal, Inc. and Wells Fargo Capital Finance, LLC.	10-K	10.37	000-51333	9/10/2012
10.30		Amendment Number Four to Credit Agreement, dated February 25, 2013, by and among the Registrant, Silicon Graphics Federal, Inc., the Lenders that are signatories thereto and Wells Fargo Capital Finance, LLC.	8-K	10.1	000-51333	2/26/2013

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
10.31		Net Lease Agreement dated June 26, 2006 between the Registrant and Fremont Landing Investors, LLC.	8-K	10.62	000-51333	8/25/2006
10.32		Industrial Space Lease dated November 1, 2006 between the Registrant and Renco Bayside Investors.	10-K	10.8	000-51333	9/10/2012
10.33		First Amendment to Lease dated March 1, 2007 between the Registrant and Renco Bayside Investors.	10-K	10.9	000-51333	9/10/2012
10.34		Lease dated June 27, 2013 between the Registrant and The Irvine Company LLC.	8-K	10.1	000-51333	6/27/2013

21.1		Significant Subsidiaries of the Company.					X
23.1		Consent of Independent Registered Public Accounting Firm.					X
24.1		Power of Attorney (Included within document after SIGNATURES)					X
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).					X

*	Indicates a management contract or compensatory plan or arrangement.

**
The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Silicon Graphics International Corp. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.