Form 10-Q
period 2013-09-27
Silicon Graphics International Corp
filed 2013-11-04
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of October 30, 2013, there were 34,258,372 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 27, 2013	September 28, 2012

Revenue
Product	$99,219	$128,353
Service	38,076	45,408
Combined product and service	10,224	19,120
Total revenue	147,519	192,881
Cost of revenue
Product	82,629	110,935
Service	20,248	27,077
Combined product and service	6,394	12,659
Total cost of revenue	109,271	150,671
Gross profit	38,248	42,210
Operating expenses:
Research and development	14,834	13,969
Sales and marketing	17,596	19,571
General and administrative	12,482	14,189
Restructuring	526	1,474
Total operating expenses	45,438	49,203
Loss from operations	(7,190)	(6,993)
Total other income (expense), net:
Interest income (expense), net	(7)	(155)
Other income (expense), net	303	(1,107)
Total other income (expense), net	296	(1,262)
Loss before income taxes	(6,894)	(8,255)
Income tax (benefit) provision	(71)	425
Net loss	$(6,823)	$(8,680)

Basic and diluted net loss per share	$(0.20)	$(0.27)

Shares used in computing basic and diluted net loss per share	34,096	32,166

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	September 27, 2013	September 28, 2012

Net loss	$(6,823)	$(8,680)
Other comprehensive (loss) income:
Unrecognized gain on defined benefit plans, net of zero tax	29	42
Unrealized losses on derivatives instruments, net of zero tax	(1,045)	—
Unrealized losses on derivative instruments reclassified into earnings, net of zero tax	86	—
Foreign currency translation adjustment, net of zero tax	(139)	212
Other comprehensive (loss) income	(1,069)	254
Total comprehensive loss	$(7,892)	$(8,426)

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 27, 2013	June 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$160,058	$175,181
Current portion of restricted cash	2,581	531
Accounts receivable, net of allowance for doubtful accounts of $1,199 and $1,074 as of September 27, 2013 and June 28, 2013, respectively	82,455	59,842
Inventories	55,971	61,770
Current portion of deferred cost of revenue	15,110	21,204
Prepaid expenses and other current assets	13,325	14,094
Total current assets	329,500	332,622
Non-current portion of restricted cash	2,072	2,853
Property and equipment, net	28,760	26,170
Intangible assets, net	3,794	4,643
Non-current portion of deferred cost of revenue	7,695	7,281
Other assets	34,886	34,284
Total assets	$406,707	$407,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,325	$51,531
Accrued compensation	21,603	28,504
Current portion of deferred revenue	88,755	86,357
Other current liabilities	36,124	35,364
Total current liabilities	204,807	201,756
Non-current portion of deferred revenue	49,802	50,362
Long-term income taxes payable	10,425	10,149
Retirement benefit obligations	11,875	11,542
Other non-current liabilities	3,507	3,790
Total liabilities	280,416	277,599
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 35,493 shares and 34,795 shares issued at September 27, 2013 and June 28, 2013, respectively	35	35
Additional paid-in capital	517,077	510,092
Treasury stock, at cost (1,146 shares at September 27, 2013 and 946 shares at June 28, 2013)	(10,748)	(7,692)
Accumulated other comprehensive loss	(3,220)	(2,151)
Accumulated deficit	(376,853)	(370,030)
Total stockholders' equity	126,291	130,254
Total liabilities and stockholders' equity	$406,707	$407,853

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 27, 2013	September 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,823)	$(8,680)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,591	3,498
Share-based compensation	2,976	2,511
Other	285	353
Changes in operating assets and liabilities:
Accounts receivable	(22,995)	8,500
Inventories	4,533	(24,262)
Deferred cost of revenue	5,608	5,038
Prepaid expenses and other assets	742	(4,350)
Accounts payable	4,442	18,509
Deferred revenue	2,047	4,755
Other liabilities	(7,334)	(1,237)
Net cash (used in) provided by operating activities	(12,928)	4,635
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,710)	(1,047)
Other	(1,269)	1,479
Net cash (used in) provided by investing activities	(2,979)	432
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of credit facility	—	(5,000)
Funding of restricted stock units withheld for taxes	(832)	(202)
Purchase of treasury stock	(3,056)	—
Proceeds from issuance of common stock upon exercise of stock options	2,846	549
Proceeds from issuance of common stock under employee stock purchase plan	1,996	1,736
Net cash provided by (used in) financing activities	954	(2,917)
Effect of exchange rate changes on cash	(170)	213
Net (decrease) increase in cash	(15,123)	2,363
Cash-beginning of period	175,181	104,851
Cash-end of period	$160,058	$107,214
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes refunded (paid)	$237	$(513)
Cash paid for interest	$34	$167
NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$2,389	$138

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
The Company's solutions are utilized by scientific, business and government communities to fulfill highly data intensive application needs in petascale environments. Delivering industry-leading computing power and fast and efficient data movement, both within the computing system and to and from large-scale data storage installations, SGI systems enable customers to access, analyze, transform, manage and visualize information in real-time and near real-time. The vertical markets the Company serves include the federal government, defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, internet, financial services, media and entertainment and business intelligence and data analytics. The Company's headquarters is located in Fremont, California and its primary manufacturing facility is located in Chippewa Falls, Wisconsin.

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. The results for the interim periods are not necessarily indicative of results for the entire year or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 28, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on September 9, 2013.
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
Fiscal Year. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. The current fiscal year 2014 will be comprised of 52 weeks and will end on June 27, 2014. Fiscal year 2013 was comprised of 52 weeks and ended on June 28, 2013.
In fiscal year 2013, the Company's fiscal quarters ended on September 28, 2012 (first quarter), December 28, 2012 (second quarter), March 29, 2013 (third quarter) and June 28, 2013 (fourth quarter).
In fiscal year 2014, the Company's fiscal quarters end on September 27, 2013 (first quarter), December 27, 2013 (second quarter), March 28, 2014 (third quarter) and June 27, 2014 (fourth quarter).
Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the three months ended September 27, 2013 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 28, 2013 except as summarized below.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivative Instruments. Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated as a cash flow hedge, the effective portion of the contracts’ gains and losses resulting from changes in fair value is recognized in accumulated other comprehensive income. Amounts associated with cash flow hedges are reclassified and recognized in income when the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. The ineffective portion of the hedge is recognized in earnings immediately.
As a result of our significant international operations, we are subject to risks associated with fluctuating exchange rates. We use derivative financial instruments, principally foreign currency exchange forward contracts, to attempt to minimize the impact of exchange rate movements on our subsidiaries’ and consolidated balance sheets and operating results. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. The maturities of these instruments are generally less than one year.
Recently Issued Accounting Standards.
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued guidance for reporting of amounts reclassified out of accumulated other comprehensive income. The revised guidance requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. This accounting standard was effective for the Company in its first quarter of fiscal 2014. The adoption of this standard had no effect on the Company's condensed consolidated statement of operations.
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013 and is consistent with our current practice. This accounting standard update will be effective for the Company beginning in the third quarter of fiscal 2014. We do not expect a material impact to our consolidated financial statements due to the adoption of this guidance.

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

appropriate, the Company or the counterparty's non-performance risk is considered in determining the fair values of liabilities and assets, respectively.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	September 27, 2013
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$20,019	$20,019	$—	$—	$20,019
Investments held by insurance companies	5,549	—	5,549	—	5,549
Derivative assets	871	—	871	—	871
Total assets measured at fair value	$26,439	$20,019	$6,420	$—	$26,439
Liabilities
Derivative liabilities	$2,613	$—	$2,613	$—	$2,613
Total liabilities measured at fair value	$2,613	$—	$2,613	$—	$2,613

	June 28, 2013
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$20,015	$20,015	$—	$—	$20,015
Investments held by insurance companies	5,549	—	5,549	—	5,549
Derivatives assets	69	—	69	—	69
Total assets measured at fair value	$25,633	$20,015	$5,618	$—	$25,633
Liabilities
Derivative liabilities	$208	$—	$208	$—	$208
Total liabilities measured at fair value	$208	$—	$208	$—	$208
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended September 27, 2013 and September 28, 2012. The Company’s cash equivalents, consisting of U.S. treasuries and money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
Level 2 assets include investments that are pooled with other investment held by insurance companies within their general funds for our pension plans.  The investments held by the insurance companies are valued by taking the percentage owned by the plan in the underlying net asset value of the insurance company's general fund. The valuation of the underlying net assets of the insurance company's general fund is based on quoted market prices of the investments in active markets or for quoted market prices in active markets of similar assets. The market inputs used to value these instruments generally consist of market yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources include industry standard data providers, security master files from large financial institutions and other third party sources. Our derivative financial instruments are classified within level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
The fair values of accounts receivable, accounts payable, and accrued liabilities, due within one year approximates their carrying values because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
As of September 27, 2013 and June 28, 2013, the Company had no assets or liabilities measured at fair value on a non-recurring basis.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

5. DERIVATIVES
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As part of the Company's risk management strategy, we use derivative instruments, primarily forward contracts to hedge economic exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
Beginning in fiscal 2014, we implemented a cash flow hedging strategy to protect anticipated non-functional currency revenues and expenses. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-U.S. Dollar ("USD") cash flows. In general, these foreign exchange contracts, carried at fair value, have maturities between one and twelve months. As of September 27, 2013, the Company has 24 open hedges with an average notional amount in USD equivalent to approximately $1.1 million. The Company currently designates hedges for the Euro, British Pound and the Australian Dollar. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. All amounts related to gains / losses on designated hedges, currently in accumulated other comprehensive income are expected to be reclassified into earnings over the next 12 months.
For derivative instruments that are designated and qualify as cash flow hedges under Accounting Standards Codification ("ASC") No. 815-Derivatives and Hedging, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings into the same financial statement line as the item being hedged. SGI assesses the prospective and retrospective effectiveness of its hedge programs using statistical analysis. The Company uses the spot-to-spot method to measure ineffectiveness in the hedge relationship. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net. For derivative instruments that are not designated as hedging instruments under ASC No. 815 or that have been de-designated following recognition of the hedge item, gains and losses are recognized in other income (expense), net.
Balance Sheet Hedges
Additionally, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities. As of September 27, 2013, the Company has 8 open non-designated hedges per quarter with an average USD-equivalent notional amount of approximately $1.2 million.
The before tax effect of derivative instruments for foreign exchange contracts designated as hedging instruments and non-designated hedging instruments in our condensed consolidated statement of operations during the three months ended September 27, 2013 and September 28, 2012 was as follows (in thousands):

		Three Months Ended
	Location	September 27, 2013	September 28, 2012
Designated Derivatives
Cash Flow Hedges:
Foreign exchange contracts (Effective portion)	Amount recognized in AOCI	$(1,045)	$—
Foreign exchange contracts (Effective portion)	Net revenues	(155)	—
Foreign exchange contracts (Effective portion)	Operating expenses	68	—
Foreign exchange contracts (Effective portion)	Other income (expense), net	50	—
Total		$(1,082)	$—
Non-designated Derivatives
Foreign exchange contracts	Other income (expense), net	$556	$566
Total		$556	$566

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company's use of derivative instruments exposes it to non-performance risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company does, however, seek to mitigate such risks by limiting our counterparties to major financial institutions which are selected based on their credit ratings and other factors. The Company has established policies and procedures for mitigating non-performance risk that include establishing counterparty credit limits, monitoring credit exposures, and continually assessing the creditworthiness of counterparties. Therefore the Company does not consider counterparty non-performance risk a material risk at this time.
A number of the Company's derivative agreements contain threshold limits to the net liability position with counterparties and are dependent on the Company's corporate credit rating determined by the major credit rating agencies. The counterparties to the derivative instruments may request collateralization, in accordance with derivative agreements, on derivative instruments in net liability positions.
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of September 27, 2013, was $1.7 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of September 27, 2013.
As of September 27, 2013, the Company has designated derivatives with notional values of approximately $46.7 million and non-designated derivatives with notional values of approximately $6.9 million in Euro, British Pound, Canadian Dollar, Australian Dollar and other currencies.
Derivative instruments are subject to master netting arrangements and are disclosed gross in the statement of financial position. The gross fair values and location of derivative instruments included in the condensed consolidated statement of financial position as of September 27, 2013 were as follows (in thousands):

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives
Foreign currency forward contracts	$871	$—	$—	$(871)	$—	$—
Total	$871	$—	$—	$(871)	$—	$—

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives
Foreign currency forward contracts	$(2,613)	$—	$—	$871	$—	$(1,742)
Total	$(2,613)	$—	$—	$871	$—	$(1,742)
The gross fair value and location of derivative instruments held in the condensed consolidated statement of financial position as of September 27, 2013 and June 28, 2013 were as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
Location	September 27, 2013	June 28, 2013	Location	September 27, 2013	June 28, 2013

Designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	$635	$—	Other current liabilities	$1,598	$—
Non- designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	236	69	Other current liabilities	1,015	208

Total derivatives	$871	$69		$2,613	$208
The following table provides the balances and changes in the accumulated other comprehensive loss (income) related to derivative instruments during the three months ended September 27, 2013 (in thousands):

Amount
AOCI - Beginning balance of losses or (gain)	$—
Loss recognized in OCI on derivatives (effective portion) before reclassifications	1,045
Loss reclassified to income	(86)
AOCI - Ending balance of losses	$959
See Statement of Comprehensive Loss and Note 4 for more information regarding derivatives.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

6. INVENTORIES
Inventories consist of the following (in thousands):

	September 27, 2013	June 28, 2013
Finished goods	$13,668	$11,332
Work in process	16,664	20,716
Raw materials	25,639	29,722
Total inventories	$55,971	$61,770
Finished goods include inventory in transit, at customer sites undergoing installation, or testing prior to customer acceptance; such amounts were $6.6 million at September 27, 2013 and $2.6 million at June 28, 2013.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	September 27, 2013	June 28, 2013
Value-added tax receivable	$5,664	$5,626
Deferred tax assets	282	281
Prepaid taxes	1,344	1,229
Other prepaid and current assets	6,035	6,958
Total prepaid expenses and other current assets	$13,325	$14,094

8. INTANGIBLE ASSETS, NET
Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	September 27, 2013
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(6,095)	$805
Purchased technology	5	7,800	(6,255)	1,545
Customer backlog	(a)	10,540	(9,642)	898
Trademark/trade name portfolio	5	3,667	(3,251)	416
Patents and other	2(b)	330	(200)	130
Total		$29,237	$(25,443)	$3,794

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 28, 2013
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(5,750)	$1,150
Purchased technology	5	7,800	(6,000)	1,800
Customer backlog	(a)	10,540	(9,572)	968
Trademark/trade name portfolio	5	3,667	(3,072)	595
Patents and other	2(b)	330	(200)	130
Total		$29,237	$(24,594)	$4,643

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(a) The customer backlog intangible asset is amortized as revenue recognition criteria is met for a particular customer order, reflecting the use of the asset.
(b) Includes other intangible asset with an indefinite life.
Intangible assets amortization expense was $0.8 million and $1.0 million in the three months ended September 27, 2013 and September 28, 2012, respectively.
As of September 27, 2013, expected amortization expense for all intangible assets was as follows (in thousands):

Fiscal Year	Amortization Expense
2014 (remaining nine months)	$2,309
2015	473
2016	393
2017	489
$3,664

9. OTHER ASSETS
Other assets consist of the following (in thousands):

	September 27, 2013	June 28, 2013
Long-term service inventory	$15,339	$15,045
Restricted pension plan assets	8,123	7,822
Deferred tax assets	5,764	5,764
Long-term refundable deposits	3,294	3,178
Goodwill	1,531	1,531
Other assets	835	944
Total other assets	$34,886	$34,284

10. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	September 27, 2013	June 28, 2013
Accrued sales and use tax payable	$9,833	$9,545
Deferred tax liabilities	5,292	5,292
Accrued professional services fees	5,188	3,635
Accrued warranty, current portion	3,340	3,303
Income taxes payable	528	491
Accrued restructuring and severance	2,168	3,965
Other	9,775	9,133
Total other current liabilities	$36,124	$35,364

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	September 27, 2013	June 28, 2013
Accrued warranty, non-current portion	$2,260	$2,319
Other	1,247	1,471
Total other non-current liabilities	$3,507	$3,790

12. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, was as follows (in thousands):

	Three Months Ended
	September 27, 2013	September 28, 2012
Balance at beginning of period	$5,622	$7,302
Current period accrual	672	1,200
Warranty expenditures charged to accrual	(1,027)	(1,267)
Changes in accrual for pre-existing warranties	333	26
Balance at end of period	$5,600	$7,261

13. RESTRUCTURING ACTIVITY
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe.
In connection with the restructuring action, the Company expects to incur pre-tax cash charges (including charges recorded in fiscal 2012 and 2013) of approximately $13.0 million, consisting of charges of approximately $12.0 million for employee termination benefits and up to $1.0 million for the planned office and legal entity closures, including contract termination costs and other associated costs. Total expense incurred in connection with this restructuring plan for actions taken through September 27, 2013 was $11.9 million.
The restructuring expense is included in operating expenses in the accompanying condensed consolidated statements of operations. The total restructuring liability was $1.8 million as of September 27, 2013, all of which is classified as current liabilities in the accompanying condensed consolidated balance sheet.
Activity in accrued restructuring for this restructuring action through September 27, 2013 was as follows (in thousands):

Employee Terminations
Balance at June 28, 2013	$2,417
Costs incurred	526
Cash payments	(1,176)
Balance at September 27, 2013	$1,767

14. CREDIT FACILITY
On December 5, 2011, the Company entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a feature that allows the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012, the revolver amount was increased by $5.0 million to an aggregate principal amount of $40.0 million. On February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. The credit facility includes a $10.0 million letter of credit subfacility. See Note 22 "Commitments and Contingencies" for more information regarding the letter of credit.
The availability of the aggregate principal amount under the credit facility will fluctuate, generally monthly, based on eligible domestic accounts receivable and inventory due to a variety of factors including the Company's overall mix of sales and resulting accounts receivable with international and domestic customers, United States governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of the Company's accounts receivable. The credit facility contains financial covenants including, under certain conditions, maintaining a minimum fixed charge coverage ratio, as well as other non-financial covenants, including restrictions on declaring and paying dividends, and is secured by substantially all of the Company's assets. The credit facility terminates on December 5, 2016. Borrowings under the credit facility bear interest based on a rate of the Company's choice equal to either: 1) the LIBOR plus a margin of 2.50 percent per annum or 2) the base rate plus a margin of 1.75 percent per annum. The base rate is the greater of (a) the Federal Funds rate plus 0.50 percent, (b) the LIBOR rate plus 1.00 percent or (c) the prime rate of the financial institution. The LIBOR rate and the base rate are determined at the specified date preceding or at the time of the borrowing in accordance with the terms of the credit facility. In addition, unused line fees are payable on the credit facility at rates of 0.25 percent per annum.
As of September 27, 2013, the Company had no outstanding balance owed on the credit facility. As of September 27, 2013, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million, which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier. The Company was in compliance with all covenants as of September 27, 2013.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

15. SHARE-BASED COMPENSATION
During the three months ended September 27, 2013 and September 28, 2012, the Company granted restricted stock units to employees and non-employee directors under its 2005 Equity Incentive Plan and issued shares of the Company's common stock to participating employees under its 2005 Employee Stock Purchase Plan. During the three months ended September 28, 2012, the Company granted stock options to employees and non-employee directors under its 2005 Equity Incentive Plan, however, during the three months ended September 27, 2013, no stock options were granted. Total share-based compensation expense was as follows (in thousands):

	Three Months Ended
	September 27, 2013	September 28, 2012
Cost of revenue	$442	$500
Research and development	507	539
Sales and marketing	579	386
General and administrative	1,448	1,086
Total share-based compensation expense	$2,976	$2,511
Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended
	September 27, 2013	September 28, 2012
Option Plan Shares
Risk-free interest rate	N/A	0.7%
Volatility	N/A	67.6%
Weighted average expected life (in years)	N/A	5.00
Expected dividend yield	N/A	—
Weighted average fair value	N/A	$3.67

ESPP Plan shares
Risk-free interest rate	0.2%	0.2%
Volatility	60.9%	83.0%
Weighted average expected life (in years)	1.25	1.25
Expected dividend yield	—	—
Weighted average fair value	$6.08	$4.39

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Stock Option Activity
A summary of stock option activity for the three months ended September 27, 2013 was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 28, 2013	2,281,401	$10.56
Options granted	—	—
Options exercised	(354,925)	8.02
Options cancelled	(57,440)	25.33
Balance at September 27, 2013	1,869,036	$10.59	6.52	$11,420
Vested and expected to vest at September 27, 2013	1,786,058	$10.61	6.43	$10,733
Exercisable at September 27, 2013	1,224,872	$10.69	5.55	$7,588
The total intrinsic value of options exercised in the three months ended September 27, 2013 and September 28, 2012 was $3.0 million and $0.3 million, respectively. The total fair value of shares vested during the three months ended September 27, 2013 and September 28, 2012 was $0.6 million and $0.9 million, respectively.
As of September 27, 2013, there was $1.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.00 year.
Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the three months ended September 27, 2013:

Number of Shares
Balance at June 28, 2013	1,337,767
Awarded	827,729
Released	(145,426)
Forfeited	(23,966)
Balance at September 27, 2013 (203,600 shares subject to performance criteria)	1,996,104
Vested and expected to vest at September 27, 2013	1,510,890
In August 2013, the Company granted time-based RSUs ("executive time-based RSUs") and performance-based RSUs (“executive PSUs”) to members of the Company's executive management team.  The executive time-based RSUs vest quarterly over four years, subject to the recipient's continuous service through each vesting date. The executive PSUs are eligible to vest upon the achievement of certain financial performance criteria for the Company for fiscal 2014.  If the performance criteria are not met, none of the executive PSUs will vest and will be forfeited.  If the performance criteria are met, 25% of the executive PSUs would vest following the Company's public announcement of financial results for fiscal 2014 and the remaining 75% of the executive PSUs would vest in twelve quarterly installments thereafter, subject to the recipient's continued service through each vesting date.  For purposes of reporting and determining the share-based compensation expense as of September 27, 2013, the company estimated that 255,000 PSUs will be awarded.  The Company assesses the achievement of these performance metrics on a quarterly basis.
As of September 27, 2013, there was $15.7 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.81 years.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

RSUs are converted into common stock upon vesting. Upon the vesting of restricted stock, the Company generally uses the net share settlement approach, which withholds a portion of the shares to cover the applicable taxes and decreases the shares issued to the employee by a corresponding value. The withholding tax obligations are based upon the fair market value of the Company's common stock on the vesting date. The number and the value of the shares netted for employee taxes are summarized in the table below (in thousands except share amounts):

	Three Months Ended
	September 27, 2013	September 28, 2012
RSUs shares withheld for taxes	55,930	24,381
RSUs amounts withheld for taxes	$864	$188
Employee Stock Purchase Plan
At September 27, 2013, the total compensation cost related to options to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $1.0 million. This cost will be amortized on a straight-line basis over approximately 1.9 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the three months ended September 27, 2013 and September 28, 2012.

	Three Months Ended
	September 27, 2013	September 28, 2012
Shares issued	253,078	256,972
Weighted-average purchase price per share	$7.89	$6.76

16. STOCK REPURCHASE PROGRAM
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
These repurchases are reflected in our balance sheet as treasury stock and are available for future issuance. The following table shows the total number of shares repurchased during the period (in thousands, except per share amount):

	Treasury Stock
	Number of Shares	Amount	Average Purchase Price Per Share
Balance at June 28, 2013	946	$7,692	$8.13
Repurchase of Treasury Stock:
Three months ended September 27, 2013	200	3,056	$15.28
Balance at September 27, 2013	1,146	$10,748	$9.38

Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 397,000 shares of its common stock for $5.8 million. As of September 27, 2013, the Company had a remaining authorization of $9.2 million for future share repurchases.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

17. EARNINGS PER SHARE
Basic net income (loss) per common share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding and dilutive common shares outstanding during the period. The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by accounting principles generally accepted in the U.S. As the Company had a net loss in both the three months ended September 27, 2013 and September 28, 2012, basic and diluted net loss per share are the same for these periods.
The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 27, 2013 and September 28, 2012 (in thousands, except per share amount):

	Three Months Ended
	September 27, 2013	September 28, 2012
Numerator:
Net loss	$(6,823)	$(8,680)

Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	34,096	32,166

Basic and diluted net loss per share	$(0.20)	$(0.27)
The following potential common shares have been excluded from the basic net loss per share calculations, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	September 27, 2013	September 28, 2012
Options, RSUs, and ESPP	4,117	5,106

18. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
The net periodic benefit cost of the German and Japan plans were comprised of the following components (in thousands):

	Three Months Ended
	September 27, 2013	September 28, 2012
Net periodic benefit cost
Service cost	$109	$169
Interest expense	129	139
Expected return on plan assets	(41)	(46)
Amortization of actuarial losses	30	—
Net periodic benefit cost	$227	$262

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

19. INCOME TAXES
The Company recorded a tax benefit of $0.1 million for the three months ended September 27, 2013. The tax benefit primarily was comprised of a refund of provincial taxes in Canada of $0.6 million, partially offset by tax liability computed based on the Company’s projected foreign financial results for the year ending June 27, 2014, state taxes, and interest for unrecognized tax benefits. The provincial refund received by the Company was the result of the conclusion of an income tax audit for fiscal years 1996 to 2004 by the Canada Revenue Agency. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 27, 2013 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
The Company recorded a tax expense of $0.4 million for the three months ended September 28, 2012. The tax expense primarily consisted of the expected tax liability based on the Company's projected foreign financial results for the year ending June 28, 2013, offset by a benefit of audit settlements and reversals of liabilities related to the sale of a subsidiary. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 28, 2012 primarily due to the tax rate differential of the Company's foreign operations, utilization of net operating losses, audit settlements and reversals of previously accrued taxes in foreign jurisdictions.
As of September 27, 2013, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $5.0 million of gross unrecognized tax benefit as of September 27, 2013, of which $2.2 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of September 27, 2013, the Company also had approximately $8.0 million of interest and penalties attributable to the gross unrecognized tax benefits. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits.

20. SEGMENT INFORMATION
Commencing in the first quarter of fiscal 2014, the Company started managing its business primarily on a business unit basis versus the geographic basis previously used by management. Accordingly, the Company has determined its operating and reporting segments, which is based on the business unit structure, to be Compute, Storage and Service. The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the Company's availability of separate financial information.
A description of Company's three reportable segments is as follows:
Compute—The Compute solutions segment include our scale-out computing, scale-up computing, software and cloud/web solutions. Compute solutions also include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability.
Storage—The Storage solutions segment include both hardware and software offerings to address virtually every type of data storage and management requirement. Products range from entry-level disk arrays to complex storage systems, with innovative technology and hardware, to include the SGI Modular InfiniteStorage™ platform, SGI InfiniteStorage™ gateway and SGI CXFS™ file system. Our storage solutions are designed to provide extreme scale, broad flexibility, and to minimize the cost to store data.
Service—The Service segment is comprised of customer service support and professional services. Our customer support organization provides ongoing maintenance and technical support for our products and some third-party products, as well as contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides value added services associated with technology consulting, project management and customer education, all of which help our customers realize the full value of their information technology investments.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

All historical segment numbers for the three months ended September 28, 2012 have been recasted to conform to the three months ended September 27, 2013.
The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally allocated based on the type of products and service provided to our customers. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A portion of the segments' expenses arise from shared services and infrastructure that the Company provides to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development and other corporate infrastructure expenses. The corporate charges that are directly attributable to the segments are allocated and are reassessed on a periodic basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The profitability of each of the segments is measured after excluding share based compensation expenses, amortization of intangibles, restructuring charges, general and administration charges, other unallocated corporate charges and other items as noted in the reconciliation below as management does not include this information in its measurement of the performance of the operating segments.
Segment Results
Summary information by operating segment for the three months ended September 27, 2013 and September 28, 2012 is as follows:

	Three Months Ended
	September 27, 2013	September 28, 2012
	(in thousands)
Total net revenue
Compute	$88,842	$130,800
Storage	19,978	15,515
Service	38,699	46,566
Total net revenue	$147,519	$192,881

Operating profit from reportable segments
Compute	$2,201	$3,801
Storage	2,022	(1,064)
Service	15,075	14,948
Total operating profit from reportable segments (1)	$19,298	$17,685
(1) The profitability of each of the segments is measured after excluding unallocated corporate charges, restructuring and severance, amortization of intangibles, share based compensation expenses and other items as noted in the reconciliation below.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table reconciles segment results to our total company results from operations before taxes:

	Three Months Ended
	September 27, 2013	September 28, 2012
	(in thousands)
Total reportable segments' operating profit	$19,298	$17,685
All other corporate charges:
Unallocated operating expenses	17,770	19,311
Restructuring and severance	929	1,884
Amortization of intangibles	835	972
Share based compensation	2,976	2,511
Excess and obsolescence inventory charges	3,242	—
Other	736	—
Total all other corporate charges	26,488	24,678
Loss from operations, as reported	$(7,190)	$(6,993)
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
The Company's assets are located primarily in the United States and are not allocated to any specific region. The Company does not measure the performance of its business segments on any asset-based metrics. Therefore, reportable segment information is presented only for revenue and operating profit (loss).
Customer information
For the three months ended September 27, 2013, various agencies of the United States government, excluding system integrators (collectively, U.S. government), accounted for approximately 30% of the Company's revenue. For the three months ended September 28, 2012, one customer accounted for approximately 18% of the Company's revenue and various agencies of the United States government (collectively, U.S. government) accounted for approximately 14% of the Company's revenue.
At September 27, 2013, one customer accounted for approximately 11% of the Company's accounts receivable. At June 28, 2013, one customer accounted for approximately 20% of the Company's accounts receivable.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Geographic Information
The following table presents revenue by geographic region for the three months ended September 27, 2013 and September 28, 2012 (in thousands except percentages):

	Three Months Ended		2014 over 2013 Change
	September 27, 2013	September 28, 2012

Americas	$102,212	$123,385	(21,173)
As a percent of total net revenue	69.3%	64.0%	5.3%
EMEA	21,041	25,062	(4,021)
As a percent of total net revenue	14.3%	13.0%	1.3%
APJ	24,266	44,434	(20,168)
As a percent of total net revenue	16.4%	23.0%	(6.6)%
Total revenue	$147,519	$192,881	(45,362)
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.
International sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were $16.8 million or 11% for the three months ended September 27, 2013. For the three months ended September 28, 2012, our international sales to Japan, the only single foreign country which accounted for ten percent or more of revenues, were $36.3 million or 19% of revenues. No other individual foreign country's revenue accounted for 10% or more of revenues in the three months ended September 27, 2013 and September 28, 2012.

21. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at September 27, 2013 was $4.9 million for which the Company has $4.7 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the accompanying unaudited condensed consolidated balance sheets.

22. COMMITMENTS AND CONTINGENCIES
Letter of Credit
The Company's credit facility includes a $10.0 million letter of credit subfacility. As of September 27, 2013, the Company has a $2.0 million outstanding letter of credit to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. See Note 14 for more information regarding the credit facility.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 27, 2013. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of September 27, 2013.
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
Other Commitments
For a description of significant leases and purchase commitments see Note 23 of the Company's Annual Report on Form 10-K filed with the SEC on September 9, 2013.

23. SUBSEQUENT EVENTS
On September 30, 2013, the Company acquired certain assets of FileTek, Inc., a global provider of Big Data storage virtualization, large-scale data management, and Active Archive solutions for a purchase price of $9.2 million in cash. This acquisition expands the Company's storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, SGI acquired FileTek's StorHouse and Trusted Edge software, worldwide customers, engineering team, and services and support resources.

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
Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, changes in the anticipated amounts and timing of restructuring charges to be incurred and cost savings expected to be realized from our restructuring actions in Europe, our ability to successfully execute our strategies, the risks discussed in this Part I, Item 2 -"Management's Discussion and Analysis of Financial Condition and Results of Operations,” the risk factors set forth in Part II, Item 1A- "Risk Factors” and elsewhere in this Form 10-Q, the risk factors set forth in our Annual Report on Form 10-K for the year ended June 28, 2013 filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2013 (our “Annual Report”), and the risks detailed from time to time in our future reports filed with the SEC. The information included herein is as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ materially from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on these forward-looking statements. Unless required by law, we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to SGI or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and other documents we file from time to time with the SEC to advise interested parties of the risks and factors that may affect our business.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 in this Form 10-Q and with our financial statements and notes thereto for the year ended June 28, 2013 contained in our Annual Report.
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
SGI solutions are utilized by scientific, business and government communities to fulfill highly data intensive application needs in petascale environments. Delivering industry-leading computing power and fast and efficient data movement, both within the computing system and to and from large-scale data storage installations, SGI systems enable customers to access, analyze, transform, manage and visualize information in real-time and near real-time.
Our goal is to accelerate time to results in key markets including federal government, defense and strategic systems, weather and climate, physical and life sciences, energy (including oil and gas), aerospace, automotive, internet, financial services, media and entertainment and cloud services.
Management has implemented a strategic plan which will drive changes in three major areas. First, we expect market growth in our core markets of high performance computing, storage and Big Data. We believe that these are the markets that will provide the biggest growth opportunity and where we expect to gain share. We are continuing to target our investments towards key vertical markets and horizontal solutions where we can provide the highest value to our customers and differentiate our offerings to gain both market share and margins in line with our business model. Second, we have a strong suite of products and go-to-market strategy aligned with these growing opportunities. During fiscal 2013, we introduced new products for storage, new configurations for our Rackable, ICE X and UV compute platforms and have increased our portfolio of software partners. Third, management continues to focus on opportunities to enhance operational efficiency and costs, most notably through our contract manufacturing initiative that we recently announced, but also through consolidation of additional legal entities and the realization of a full year of savings from our restructuring activities. We believe that this strategic plan will help create a strong foundation for our business results in the long-term.

Our revenue mix by geography shows that we continue to have strong international presence with 34.1% of total revenue from sales outside of the U.S. in the three months ended September 27, 2013 and 38.0% of total revenue in the three months ended September 28, 2012. In addition, our customer base continues to expand in various sectors, including the public, cloud and manufacturing sectors.

Results of Operations
Summarized below are the results of our operations for the three months ended September 27, 2013 as compared to the three months ended September 28, 2012.
Financial Highlights

•
Our total revenue for the three months ended September 27, 2013 was $147.5 million, a decrease of $45.4 million or 23.5%, from the comparable period in fiscal 2013. The decrease was due primarily as a result of lower sales for our legacy cloud products. This is consistent with our strategic decision to withdraw from low margin commodity service infrastructure and to focus our investments in strategic areas of HPC, Big Data, storage and services. In addition, we were also negatively impacted by the spending freeze instituted by the federal government prior to its shutdown.

•
Our overall gross margin increased by 4.0 percentage points from 21.9% in the three months ended September 28, 2012 to 25.9% in the three months ended September 27, 2013. The favorable change in the overall gross margin in the three months ended September 27, 2013 was primarily driven by a more profitable mix compared to the comparable quarter last year as we were impacted by a few significant low margin deals during the first quarter of fiscal 2013 in Europe and Japan. This was partially offset by higher excess and obsolete inventory charges incurred during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 for inventory primarily related to our withdrawal from the legacy cloud business. Our service margins increased by 7.1 percentage points in the three months ended September 27, 2013 largely as a result of a more profitable mix compared to the comparable quarter last year as we were impacted by the low margin deals discussed above. In addition, we benefited from the reductions in headcount resulting in lower compensation and related expenses, as well as lower bonuses and commissions.

•
Our research and development and selling, general and administrative expenses were $44.9 million in the three months ended September 27, 2013 compared to $47.7 million in the prior year comparable quarter, a decrease of $2.8 million. A primary driver of this decline was the decrease in compensation and related expenses due to reductions in headcount. Total headcount as of September 27, 2013 was 1,316, which reflects a reduction of 179 employees or approximately 12%, from 1,495 as of September 28, 2012 due to the restructuring actions and attrition that occurred over the last twelve months. The savings from the headcount reductions, along with lower bonus and commissions, contributed to the reduction in expenses. We have been controlling our costs across all functions in order to streamline our operations and reduce operating expenses and have also benefited from lower charges for the amortization of intangible assets as these assets are nearing full amortization.

•
We incurred restructuring expense of $0.5 million and $1.5 million in the three months ended September 27, 2013, and September 28, 2012, respectively, as part of the fiscal 2012 restructuring action primarily focused on cost reductions in Europe.

•
We recognized net loss for the three months ended September 27, 2013 of $6.8 million compared to net loss of $8.7 million in the comparable quarter last year. The $1.9 million decrease in our net loss for the three months ended September 27, 2013 compared to the comparable quarter last year was mainly driven by the headcount reductions described above as well as reduced spending as part of operational efficiencies put into place. This was partially offset by the lower gross profit due to the lower volume of revenue.

•	We are continuing to streamline our operations and maintain tight controls over our spending in order to help achieve our long-term operating target goals.

Revenue, cost of revenue, gross profit and margin
Net Revenue

	Three Months Ended		2014 over 2013 Change
	September 27, 2013	September 28, 2012
	($ in thousands)
Net revenue from products:
Compute	88,842	130,800	(41,958)
As a percent of total net revenue	60.2%	67.8%	(7.6)%
Storage	19,978	15,515	4,463
As a percent of total net revenue	13.5%	8.0%	5.5%
Net revenue from products	108,820	146,315	(37,495)
Net revenue from services	38,699	46,566	(7,867)
As a percent of total net revenue	26.2%	24.1%	2.1%
Total net revenue	147,519	192,881	(45,362)
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
We continuously make revisions to our product offerings and improvements of our product's performance and data storage capacity. Accordingly, we are unable to directly compare our products from period to period, and are therefore unable to quantify the changes in pricing of our products from period to period. We believe that our on-going revisions to product offerings and product feature improvements help mitigate competitive pricing pressures by shifting the competitive landscape to differentiated value rather than price. Among other things, the timing of our revenue is primarily dependent upon the funding and implementation schedule of our customers. A significant portion of our revenue relates to large IT projects, which can have long sales cycles and long build-out and acceptance schedules.
The following table presents revenue by geographic region for the three months ended September 27, 2013 and September 28, 2012 (in thousands except percentages):

	Three Months Ended		2014 over 2013 Change
	September 27, 2013	September 28, 2012

Americas	$102,212	$123,385	(21,173)
As a percent of total net revenue	69.3%	64.0%	5.3%
EMEA	21,041	25,062	(4,021)
As a percent of total net revenue	14.3%	13.0%	1.3%
APJ	24,266	44,434	(20,168)
As a percent of total net revenue	16.4%	23.0%	(6.6)%
Total revenue	$147,519	$192,881	(45,362)
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.
Revenue generated in the Americas represented 69.3% of total revenue during the first quarter of fiscal 2014, or an increase of 5.3 percentage points, from 64.0% during the comparable quarter last year.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three months ended September 27, 2013 and September 28, 2012 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 27, 2013	September 28, 2012	$	%

Total cost of revenue	$109,271	$150,671	$(41,400)	(27.5)%

Total gross profit	$38,248	$42,210	$(3,962)	(9.4)%

Total gross margin	25.9%	21.9%		4.0%
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
Overall gross profit decreased by $4.0 million to $38.2 million in the three months ended September 27, 2013 from $42.2 million in the three months ended September 28, 2012 due to a decrease in revenue volume primarily related to lower sales for our legacy cloud products. This is consistent with our strategic decision to withdraw from low margin commodity server infrastructure and to focus our investments in strategic areas of HPC, Big Data, storage and services. However, our overall gross margin increased to 25.9% in the three months ended September 27, 2013 from 21.9% in the three months ended September 28, 2012. We benefited from the reductions in headcount resulting in lower compensation and related expenses, as well as lower bonuses and commissions. This was slightly offset by higher excess and obsolete inventory charges during the three months ended September 27, 2013 compared to the three months ended September 28, 2012 as a result of our strategic withdrawal from the legacy cloud business. In addition, during the first quarter of 2013, our gross margins were negatively impacted as a result of the low margin deals in Japan and Europe, impacting both our product and service margins.
Operating Expenses
Operating expenses for the three months ended September 27, 2013 and September 28, 2012 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 27, 2013	September 28, 2012	$	%

Research and development	$14,834	$13,969	$865	6.2%
Sales and marketing	17,596	19,571	(1,975)	(10.1)%
General and administrative	12,482	14,189	(1,707)	(12.0)%
Restructuring	526	1,474	(948)	(64.3)%
Total operating expense	$45,438	$49,203	$(3,765)	(7.7)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.

Research and development expense increased $0.9 million or 6.2% to $14.8 million in the three months ended September 27, 2013 from $14.0 million in the three months ended September 28, 2012. The slight increase in research and development expense is primarily due to an increase in third party provider and non-recurring engineering costs of approximately $0.9 million and higher depreciation of $0.2 million as we continue to invest in new product introductions and development activities. This was partially offset by $0.6 million of third-party funding received during the first quarter of fiscal 2014.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense decreased $2.0 million or 10.1% to $17.6 million in the three months ended September 27, 2013 from $19.6 million in the three months ended September 28, 2012. This decrease was primarily due to a decrease in our compensation and related expenses as a result of decreased headcount as well as lower commissions and bonus expense reflecting lower than expected achievement of sales commission targets and performance metrics compared to last year. This decrease was slightly offset by higher discretionary spending for travel and conferences, as well as higher stock based compensation expense.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, bad debt expense, share-based compensation, and facilities and information technology costs.
General and administrative expense decreased $1.7 million or 12.0% to $12.5 million in the three months ended September 27, 2013 from $14.2 million in the three months ended September 28, 2012. This decrease was primarily due to a decrease in our compensation and related expenses as a result of decreased headcount as well as lower bonus expense reflecting lower than expected achievement of performance metrics compared to last year. We reduced our professional fees, including legal related expenses and other third party consulting fees by approximately $0.8 million, primarily through control measures. This was partially offset by an increase in share-based compensation expense of $0.4 million.
Restructuring. Total restructuring expense related to our restructuring action in fiscal 2012 was approximately $0.5 million for the three months ended September 27, 2013 and $1.5 million for the three months ended September 28, 2012. As a result of the restructuring actions taken in Europe described above, we have incurred approximately $11.9 million of cumulative expense through September 27, 2013. We estimate that we will incur pre-tax cash charges (including charges recorded in fiscal 2012 and 2013) of approximately $13.0 million consisting of charges of approximately $12.0 million for employee termination benefits and up to $1.0 million for the planned office and legal entity closures, including contract termination costs and other associated costs.
Total other income (expense), net
Total other income (expense), net for the three months ended September 27, 2013 and September 28, 2012 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 27, 2013	September 28, 2012	$	%

Interest income (expense), net	$(7)	$(155)	$148	(95.5)%
Other income (expense), net	303	(1,107)	1,410	(127.4)%
Total other income (expense), net	$296	$(1,262)	$1,558	(123.5)%
Interest income (expense), net. Interest income (expense), net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds and U.S. treasury bills, as well as interest expense relating to our credit facility and to certain tax payments.
Other income (expense), net. Other income (expense), net during the three months ended September 27, 2013 consisted of foreign exchange gains (losses) as a result of the exchange rates primarily for the Euro, British Pound and Canadian dollar against the U.S. Dollar. We have a hedging strategy that is intended to mitigate the effect of exchange rate fluctuations on certain foreign currency balance sheet accounts and cash flows.

Income tax (benefit) provision
Income tax (benefit) provision for the three months ended September 27, 2013 and September 28, 2012 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 27, 2013	September 28, 2012	$	%

Income tax (benefit ) provision	$(71)	$425	$(496)	(116.7)%
We recorded a tax benefit of $0.1 million for the three months ended September 27, 2013. The net tax benefit was primarily comprised of a refund of provincial taxes in Canada of $0.6 million, partially offset by tax liability computed based on the Company's foreign projected financial results for the year ending June 27, 2014, state tax, and interest for unrecognized tax benefits. The provincial refund received by the Company was the result of the conclusion of an income tax audit for fiscal years 1996 to 2004 by the Canada Revenue Agency. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 27, 2013 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
We recorded a tax expense of $0.4 million for the three months ended September 28, 2012. The tax expense was primarily comprised of tax liability computed based on the company's foreign projected financial results for the year ending June 28, 2013 offset by a benefit of audit settlements and reversals of liabilities related to the sales of a subsidiary. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 28, 2012 primarily due to the tax rate differential of the Company's foreign operations, utilization of net operating losses, audit settlements and reversals of previously accrued taxes in foreign jurisdictions.
As of September 27, 2013, we have provided a partial valuation allowance against our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
Segment Operating Performance
Commencing in the first quarter of fiscal 2014, the Company started managing its business primarily on a business unit basis versus the geographic basis previously used by management. Accordingly, the Company has determined its operating and reporting segments, which is based on the business unit structure, to be Compute, Storage and Service. The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the availability of separate financial information.
The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally allocated based on the type of products and service provided to our customers. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A portion of the segments' expenses arise from shared services and infrastructure that the Company provides to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development and other corporate infrastructure expenses. These corporate charges are allocated to the segments and are reassessed on a periodic basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The profitability of each of the segments is measured after excluding share based compensation expenses, amortization of intangibles, restructuring charges, general and administration charges, other unallocated corporate charges and other items as management does not include this information in its measurement of the performance of the operating segments.
All historical segment numbers for the three months ended September 28, 2012 have been recasted to conform to the three months ended September 27, 2013.

Compute:
Our compute solutions segment include our scale-out computing, scale-up computing, software and cloud/web solutions. Compute solutions also include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability.
Operating results for our Compute segment for the three months ended September 27, 2013 and September 28, 2012 were as follow (in thousands except percentage):

	Three Months Ended		Change
	September 27, 2013	September 28, 2012	$	%

Net revenue	$88,842	$130,800	$(41,958)	(32.1)%

Operating profit	$2,201	$3,801	(1,600)	(42.1)%

Operating margin	2.5%	2.9%		(0.4)%
Revenue for our Compute segment decreased $42.0 million or 32.1% to $88.8 million in the three months ended September 27, 2013 from $130.8 million during the three months ended September 28, 2012. This decrease was due primarily as a result of lower sales for our legacy cloud products. This is consistent with our strategic decision to withdraw from low margin commodity server infrastructure and to focus our investments in strategic ares of HPC, Big Data, storage and service. In addition, we were also negatively impacted by the spending freeze instituted by the federal government prior to its shutdown, which led to the delays in project acceptance.
Despite the significant decrease in revenue, overall operating profit for our Compute segment only decreased by $1.6 million to $2.2 million in the three months ended September 27, 2013 from $3.8 million in the three months ended September 28, 2012. The Compute segment generated higher gross margins due to the favorable mix as a result of the decrease in legacy cloud products which typically are less profitable. In addition, during the three months ended September 28, 2012, our gross margin was negatively impacted by a few low margin deals that occurred in the first quarter of fiscal 2013 in Japan and Europe. During the first quarter of fiscal 2014, we also benefited from the reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions.
Storage:
Our Storage solutions segment include both hardware and software offerings to address virtually every type of data storage and management requirement. Products range from entry-level disk arrays to complex storage systems, with innovative technology and hardware, to include the SGI Modular InfiniteStorage™ platform, SGI InfiniteStorage™ gateway and SGI CXFS™ file system. Our storage solutions are designed to provide extreme scale, broad flexibility, and to minimize the cost to store data.
Operating results for our Storage segment for the three months ended September 27, 2013 and September 28, 2012 were as follow (in thousands except percentage):

	Three Months Ended		Change
	September 27, 2013	September 28, 2012	$	%

Net revenue	$19,978	$15,515	$4,463	28.8%

Operating profit	$2,022	$(1,064)	$3,086	290.0%

Operating margin	10.1%	(6.9)%		17.0%
Revenue for our Storage segment increased $4.5 million or 28.8% to $20.0 million in the three months ended September 27, 2013 from $15.5 million in the three months ended September 28, 2012. This increase was due primarily as a result of higher revenue generated by increased demand in our storage infrastructure products compared to the same period a year ago.

Overall operating profit for our Storage segment increased by $3.1 million to $2.0 million in the three months ended September 27, 2013 from a $1.1 million operating loss in the three months ended September 28, 2012. We benefited from the reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions. We also experienced higher margins for some of our third party products that we sell to customers which also contributed to the higher profitability. In addition, during the three months ended September 28, 2012, our gross margin was negatively impacted by a few low margin deals that occurred in the first quarter of fiscal 2013 in Japan and Europe.

Service:
The Service segment is comprised of customer service support and professional services. Our customer service support organization provides ongoing maintenance and technical support for our products and some third-party products, as well as contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides value added services associated with technology consulting, project management and customer education, all of which help our customers realize the full value of their information technology investments.
Operating results for our Service segment for the three months ended September 27, 2013 and September 28, 2012 were as follow (in thousands except percentage):

	Three Months Ended		Change
	September 27, 2013	September 28, 2012	$	%

Net revenue	$38,699	$46,566	$(7,867)	(16.9)%

Operating profit	$15,075	$14,948	127	0.8%

Operating margin	39.0%	32.1%		6.9%
Our service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Revenue for our Service segment decreased $7.9 million or 16.9% to $38.7 million in the three months ended September 27, 2013 from $46.6 million in the three months ended September 28, 2012. This decrease was primarily due to timing of professional services provided as well as a deterioration in customer service maintenance contracts. In addition, we experienced lower support revenue as our new products replace our installed base of older generation.
Despite the decrease in revenue, overall operating profit for our Service segment only decreased slightly in the three months ended September 27, 2013 compared to the three months ended September 28, 2012. The Service segment was more profitable on lower revenue as we benefited from the reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions. During the three months ended September 27, 2013, we experienced a more favorable mix as we sold less third party products which typically have lower margins. In addition, during the three months ended September 28, 2012, our gross margin was negatively impacted by a few low margin deals that occurred in the first quarter of fiscal 2013 in Japan and Europe.

Liquidity and Capital Resources
We had $160.1 million of unrestricted cash and cash equivalents at September 27, 2013 and $175.2 million at June 28, 2013. As of September 27, 2013, $62.9 million of cash was held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity, maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At September 27, 2013, we had short-term and long-term restricted cash of $4.7 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and to certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section entitled "Contractual Obligations and Other Commitments," in December 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million, which was increased to $40.0 million on May 1, 2012. On February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. The credit facility is intended to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. As of September 27, 2013 and June 28, 2013, we had no outstanding balance owed on the credit facility. We had a $2.0 million outstanding letter of credit under this credit facility to back the Company's obligation to pay for goods or services to a supplier. As of September 27, 2013, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million.
At September 27, 2013, we believe our current cash and cash equivalents, in conjunction with the funds that may be drawn down under our credit facility, will be sufficient to fund working capital requirements, capital expenditures, stock repurchase, and operations for at least the next twelve months. We have implemented processes to more effectively monitor our working capital. We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing and collection from the customer. We intend to retain any future earnings to support operations, to finance the growth and development of our business and to fund our stock repurchase program. We do not anticipate paying any dividends in the foreseeable future. In June 2013, we signed a lease for a new headquarters facility and expect to incur approximately $10.8 million for capital expenditures less approximately $5.8 million in lease incentives.
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
The following is a summary of cash activity (in thousands):

	Three Months Ended
	September 27, 2013	September 28, 2012
Consolidated statements of cash flows data:
Net cash (used in) provided by operating activities	$(12,928)	$4,635
Net cash (used in) provided by investing activities	(2,979)	432
Net cash provided by (used in) financing activities	954	(2,917)
Effect of exchange rate changes on cash and cash equivalents	(170)	$213
Net (decrease) increase in cash	$(15,123)	$2,363

Operating Activities
Cash used in operating activities was $12.9 million for the three months ended September 27, 2013. Our net loss was $6.8 million for the three months ended September 27, 2013. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $3.6 million, share-based compensation expense of $3.0 million and $0.3 million of other items. Net change in operating assets and liabilities of $13.0 million contributed to the decrease in cash from operating activities. The primary uses of cash in operating activities were for increases in accounts receivable and decreases in other operating liabilities. The primary sources of cash in operating activities were decreases in deferred cost of revenue and inventory as we shipped and installed solutions for a number of large contracts during the period as well as a increases in accounts payable and deferred revenue.
For the three months ended September 27, 2013, accounts receivable increased $23.0 million reflecting the timing of revenue recognition and collections of the trade receivables. Additionally, other liabilities decreased by $7.3 million primarily due to the timing of payments.
For the three months ended September 27, 2013, inventory decreased $4.5 million reflecting timing of customer shipments and acceptance of sales contracts. Deferred cost also decreased by $5.6 million and deferred revenue increased by $2.0 million primarily due to the timing of revenue recognition on sales transactions which were required to be deferred in accordance with our revenue recognition policy. Additionally, accounts payable increased $4.4 million, primarily due to the timing of payments and our progress in effectively monitoring our working capital and other prepaid expenses and other assets decreased $0.7 million.
Cash provided in operating activities was $4.6 million for the three months ended September 28, 2012. Our net loss was $8.7 million for the three months ended September 28, 2012. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $3.5 million and share-based compensation expense of $2.5 million. Net change in operating assets and liabilities of $7.0 million contributed to the decrease in cash from operating activities. The primary sources of cash in operating activities were increases in accounts payable and deferred revenue and decreases in accounts receivable and deferred cost of revenue. The primary uses of cash in operating activity were for purchases of inventory and prepaid and other assets as well as decreases in other liabilities.
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
Investing Activities
Cash used in investing activities was $3.0 million in the three months ended September 27, 2013, primarily due to purchases of property and equipment of $1.7 million and a reduction of restricted cash of $1.3 million.
Cash provided by investing activities was $0.4 million in the three months ended September 28, 2012, primarily due to proceeds from other individually immaterial investing activities of $1.5 million offset by purchases of property and equipment of $1.1 million.

Financing Activities
Cash provided by financing activities was $1.0 million for the three months ended September 27, 2013, primarily due to the proceeds for the issuance of stock under our employee stock purchase plan and stock option exercises of $4.9 million, which was offset by the repurchase of shares of our common stock of $3.1 million and the funding of restricted stock units withheld for taxes of $0.8 million.
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
As of September 27, 2013, we had total outstanding commitments on non-cancelable operating leases of our real properties of $30.7 million, of which $23.9 million relates to our domestic leases. These domestic leases include our headquarters in Fremont, California and our warehouse facility in Chippewa Falls, Wisconsin, as well as a lease for a new Corporate headquarters in Milpitas, California. A significant portion of our domestic leases will expire in fiscal 2023. The remainder of our domestic leases will expire in fiscal 2014 through 2016. As of September 27, 2013, we had total outstanding commitments of $6.8 million in non-cancelable international real property operating leases. The total outstanding commitments included $2.5 million relating to our leased facility in Japan, which we assumed as part of our acquisition of SGI Japan in March 2011. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our leases in Japan, that generally provide for a two-year renewal option.
As of September 27, 2013, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $0.8 million at September 27, 2013.
Purchase Commitments—From time to time, we issue purchase orders to our contract manufacturers for the procurement of materials to be used for upcoming orders, particularly for those components that have long lead times. These purchase orders vary in size depending on our projected requirements. If we do not consume these materials on a timely basis or if our relationship with one of our contract manufacturers was to terminate, we could experience an abnormal increase to our inventory carrying amount and related accounts payable.
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory. As of September 27, 2013, there were remaining commitments of approximately $19.3 million, of which $16.4 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Credit Facility—On December 5, 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a feature that allows the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012, the revolver amount was increased by $5.0 million to an aggregate principal amount of $40.0 million. On February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. As of September 27, 2013, we had no outstanding balance owed on the credit facility. As of September 27, 2013, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier. This availability will fluctuate over time, and generally monthly, due to a variety of factors including our overall mix of sales and resulting accounts receivable with international and domestic customers, U.S. governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of our accounts receivable. See Note 14 to our unaudited condensed consolidated financial statements in this Form 10-Q for further information on the credit facility.

Uncertain Tax Positions—As of September 27, 2013, the net recorded tax liability for uncertain tax positions was $13.0 million, including interest and penalty. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.
Guarantees and Indemnifications—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at September 27, 2013 was $4.9 million, for which we have $4.7 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 27, 2013. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of September 27, 2013.
Off-Balance Sheet Arrangements—Our credit facility includes a $10.0 million letter of credit subfacility. As of September 27, 2013, we have a $2.0 million outstanding letter of credit to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement for the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of September 27, 2013.
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
We believe that the accounting policies discussed under Part I, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 28, 2013 are significantly affected by critical accounting estimates and that they are both highly important to the portrayal of our financial condition and results and require difficult management judgments and assumptions about matters that are inherently uncertain. Certain of these significant accounting policies are considered to be critical accounting policies.
Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Share-based compensation;

•	Restructuring reserve;

•	Inventory valuation;

•	Impairment of intangibles and long-lived assets;

•	Warranty reserve;

•	Retirement benefit obligations; and

•	Accounting for income taxes.

There have been no significant changes in the Company's significant accounting policies for the three months ended September 27, 2013 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended June 28, 2013 except as noted below.

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
As of September 27, 2013, we held an immaterial amount of cash equivalents and we have $160.1 million cash on hand. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk. We believe that the current risk of loss in fair value resulting from interest rate changes is minimal. At September 27, 2013, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under our credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows may be materially affected. As of September 27, 2013, we did not have any outstanding borrowings under our credit facility.
Foreign Exchange Risk
As of September 27, 2013, foreign currency cash accounts totaled $56.7 million, primarily in Japanese Yen, Euros, and British Pounds.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net in our consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency. In fiscal 2013, we implemented a balance sheet hedging strategy that is intended to mitigate our currency exposures related to remeasuring monetary assets and liabilities by entering into foreign currency forward contracts that have maturities generally of one month or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts.  In fiscal 2014, we implemented a cash flow hedging strategy and will use forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-USD cash flows to further mitigate the effect of exchange rate fluctuations for these currencies.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $5.7 million change in the value of our foreign currency cash accounts.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information required to be disclosed in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 27, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended September 27, 2013, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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

ITEM 1A. Risk Factors
The risk factors presented below update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 28, 2013 (the “Annual Report”). The following factors, along with those in the Annual Report and those described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be reviewed carefully, in conjunction with the other information contained in this Form 10-Q and our financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See the discussion of forward-looking statements in "Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customer Concentration-A relatively small number of customers that purchase our products in large quantities have historically accounted for a significant portion of our revenues. If we are unable to maintain or replace our relationships with such customers and/or diversify our customer base, our revenue may fluctuate or decline and our growth may be limited.
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For the three months ended September 27, 2013, our top five customers worldwide accounted for approximately 53% of our total revenues, with the U.S. government, excluding system integrators, accounting for approximately 30% of total revenue.
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
U.S. Government Sales-We derive a significant portion of our revenue from customers who directly or indirectly receive funding from the U.S. government. If our U.S. government-related sales decrease, or our ability to do business with the U.S. government or entities funded by the U.S. government is disrupted or limited, our operating performance could be adversely affected.
We generally derive a significant portion of our revenue directly from U.S. government entities, from research institutions funded by the U.S. government, and from system integrators that sell to the U.S. government through our subsidiary, Silicon Graphics Federal, LLC. For the three months ended September 27, 2013, such sales represented approximately 51% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to shut downs or changes in appropriation, budgetary priorities and debt limits by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.

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
Any disruption or limitation in our ability to do business with the U.S. government or entities funded by the U.S. government could materially adversely affect our revenue and operating results and may also impact our ability to accurately forecast our revenue.
Contract Manufacturing-We have historically relied on contract manufacturers and partners to assemble and test certain of our products, and our failure to successfully manage our relationships with these contract manufacturers and partners could impair our ability to deliver our systems in a manner consistent with required volumes or delivery schedules, which could damage our relationships with our customers and decrease our revenue.
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
Strong Competition-We face competition from the leading enterprise computing companies in the world as well as from emerging companies. Some of our competitors have greater name recognition and capital resources than SGI. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth or profitability.
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
Unproven Go-to-Market Strategy-We lack experience in marketing solutions to large enterprise customers. If we are not successful in increasing sales of our solutions into enterprise customers, our growth opportunities will be limited.
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
Fluctuations in Operating Results-Among other things, the timing of our revenue is primarily dependent upon the funding and implementation schedules of our customers, particularly as it relates to large IT projects where we can have long sales cycles and long build-out and acceptance schedules. Our periodic operating results have fluctuated significantly in the past and will continue to fluctuate in the future, which could cause our stock price to decline.
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

•
disruptions or limitations in our ability to do business with the U.S. government or entities funded by the U.S. government, including but not limited to shut downs and/or changes in appropriation, budgeting priorities and debt limits;

•	the payment of unexpected intellectual property licensing royalties to third parties who successfully assert that our product(s) infringe their intellectual property rights;

•	the departure and acquisition of key management and other personnel; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.
Lengthy Sales Cycle-Our sales cycle requires us to expend a significant amount of resources, and could have an adverse effect on the amount, timing and predictability of future revenue.

The sales cycle of our products, beginning from our first customer contact to closing of the sale, often ranges from three to six months and may extend even longer for sales to U.S. government entities and to third parties and educational institutions that receive funding from the U.S. Government, whose purchases may be impacted by the current lack of certainty in the U.S. Federal government budget and continuing debate regarding the U.S. Federal government debt limit. We may expend significant resources during the sales cycle and ultimately fail to close the sale. The success of our product sales process is subject to factors over which we have little or no control, including:

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
Channel Sales-We are continuing to develop and execute upon a channel strategy to generate additional sales and revenue, and the failure to successfully expand channel sales might affect our ability to sustain revenue growth and may harm our business and operations.
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
Volatile Stock Price-Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.
Our stock price has experienced high volatility. For example, during the three quarter ended September 27, 2013, our stock price fluctuated from a high of $20.79 to a low of $13.58. Investors may not be able to sell the shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

•	price and volume fluctuations in the overall stock market;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	actual or anticipated fluctuations in our operating results;

•	changes in operating performance and stock market valuations of other technology companies generally, or those that sell enterprise computing products in particular;

•	changes in financial estimates by any securities analysts who follow our company, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	rating downgrades by any securities analysts who follow our company;

•	the public's response to our press releases or other public announcements, including our filings with the SEC;

•	increases in the total short position in our common stock;

•	announcements by us or our competitors of significant technical innovations, customer wins or losses, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of one or more key customers;

•	the loss of key personnel;

•	the development and sustainability of an active trading market for our common stock;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
Acquisition Strategy-We may not be able to realize the potential financial or strategic benefits of acquisitions that we may complete in the future, or find suitable target businesses or technologies to acquire, which could impair our ability to grow our business, develop new products or sell our products.
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
During the three months ended September 27, 2013, we derived approximately 34% of our revenue from sales outside of the United States. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

•	supporting multiple languages;

•	recruiting sales and technical support personnel internationally with the skills to design, manufacture, sell and support our products;

•	complying with governmental regulations, including obtaining required import or export approval for our products;

•	increased complexity and costs of managing international operations;

•	increased exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices that favor local competition;

•	longer sales cycles and manufacturing lead times;

•	financial risks such as longer payment cycles and difficulties in collecting accounts receivable;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	ineffective legal protection of intellectual property rights;

•	more complicated logistics and distribution arrangements;

•	additional taxes and penalties;

•	inadequate local infrastructure that could result in business disruptions;

•	political and economic instability; and

•	other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious diseases.
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
We have significant exposure to revenues, expenses and certain asset and liability balances denominated in currencies other than the U.S. Dollar. Changes in the exchange rates of major foreign currencies, particularly the Euro, Japanese Yen and British Pound, relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we have recently started to engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. the three months ended September 27, 2013, our combined revenue from our EMEA and APJ regions was $21.0 million and $24.3 million, respectively. As of September 27, 2013, the balance in our foreign currency cash accounts was $56.7 million. An increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
In fiscal 2013, we implemented a balance sheet hedging strategy that is intended to mitigate our currency exposures related to remeasuring monetary assets and liabilities by entering into foreign currency forward contracts that have maturities generally of one month or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts. Beginning in fiscal 2014, we implemented a cash flow hedging strategy and will use forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-USD cash flows to further mitigate the effect of exchange rate fluctuations for these currencies.

Export Controls-Our international sales may require export licenses and expose us to additional risks.
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
Open Source Modular Technology-Our business depends on decisions by potential customers to adopt our modular, open standard-based products and to replace their legacy server systems with our products, and they may be reluctant to do so, which would limit our growth.
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
Cost of Materials-Our products have incorporated or have been dependent upon, open standards, commoditized components and materials that we obtain in spot markets, and, as a result, our cost structure and our ability to respond in a timely manner to customer demand are sensitive to volatility of the market prices for these components and materials.
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
Supplier Relationships-If we fail to maintain or expand our relationships with our suppliers, in some cases single-source suppliers, we may not have adequate access to new or key technology necessary for our products, which may impair our ability to deliver leading-edge products.
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
Environmental Laws and Liabilities-Unforeseen environmental costs could impact our future net earnings.
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
Credit Facility Restrictions-We are subject to restrictions under our credit facility that may result in our inability to engage in favorable business activities or finance future operations or capital needs.
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
Financial Estimates and Assumptions-We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations.
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, and we may be required to restate our financial results for prior periods which could cause our stock price to decline.

Internal Controls-If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.
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
Tax Exposure-Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.
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
IT Infrastructure-Unsuccessful deployment of new transaction processing applications and other systems integration issues could disrupt our internal operations and any such disruption could reduce our expected revenue, increase our expenses and damage our reputation.
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

Information Security-We maintain confidential and proprietary information on our computer networks and employ security measures designed to protect this information from unauthorized access. If our security measures are breached and unauthorized access is obtained, we may lose proprietary data and may suffer economic losses.
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
Geographic Business Concentrations-Business disruptions could affect our operating results.
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
Intellectual Property Enforcement-If we are unable to protect our intellectual property adequately, we may not be able to compete effectively.
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
Intellectual Property Risks-If we are found to have violated the intellectual property rights of others, we could be required to indemnify our customers, resellers or suppliers, redesign our products, pay significant royalties and enter into license agreements with third parties.
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
Open Source Software-Our use of open source and third-party software could impose unanticipated conditions or restrictions on our ability to commercialize our products.
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

Litigation-Adverse litigation results could affect our business.
We may be subject to legal claims or regulatory matters involving consumer, stockholder, competition and other issues on a global basis. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more of our products. If we were to receive an unfavorable ruling on a matter, our business, operating results or financial condition could be materially harmed. Additional information regarding certain of the lawsuits we are involved in is discussed under "Legal Proceedings" in Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended June 28, 2013 which was filed with the SEC on September 9, 2013.
Global Restructuring-We may not fully realize the anticipated positive impacts to future financial results from our restructuring efforts.
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
Accounting Standards-Changes in accounting principles or standards, or in the way they are applied, could result in unfavorable accounting charges or effects and unexpected financial reporting fluctuations, and could adversely affect our reported operating results.
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
Corporate Governance-We are subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.
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
Conflict Minerals Risks-We are subject to the SEC's new rules regarding the use and disclosure of conflict minerals, which we expect will increase our operating and compliance costs and could potentially harm our reputation, causing a decline in our stock price.
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
Anti-takeover Provisions-Some provisions in our certificate of incorporation and bylaws may deter third parties from acquiring us.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the activity related to stock repurchases during the quarterly period ended September 27, 2013:

Issuers Repurchases of Equity Securities
(in thousands, except per share amounts)
	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs

Jun. 29, 2013 - Jul. 26, 2013	—	N/A	—	$11,220
Jul. 27, 2013 - Aug. 23, 2013	200	$15.28	200	$9,164
Aug. 24, 2013 - Sept. 27, 2013	—	N/A	—	$9,164

Total	200	$15.28	200	$9,164
On January 11, 2013, the Company's board of directors approved a plan for the Company to repurchase shares of its common stock with a market value of up to $15.0 million. The Company's common stock may be repurchased in the open market or through negotiated transactions, including 10b5-1 trading plans that would enable the company to repurchase its shares during periods outside of its normal trading windows. The repurchase program expires December 31, 2014. Purchases will cease if the authorized funds are spent or the program is discontinued. The Company is not obligated to acquire any particular amount of stock, and the program may be suspended or terminated at any time at the company's discretion. These repurchases are reflected in our balance sheet as treasury stock and are available for future issuance.
During the three months ended September 27, 2013, the Company repurchased 200,000 shares of its common stock for approximately $3.1 million. Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 397,000 shares of its common stock for $5.8 million. As of September 27, 2013, the Company had a remaining authorization of $9.2 million for future share repurchases.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

 EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
10.1*	First Amendment to Employment Letter dated April 8, 2013 between the Registrant and Jorge L. Titinger					X
10.2*	First Amendment to Employment Letter Dated December 20, 2012 between the Registrant and Robert J. Nikl					X
10.3
Amendment Number Five to Credit Agreement and Waiver, dated July 15, 2013, by and among the Registrant, Silicon Graphics Federal, Inc., the Lenders that are signatories thereto and Wells Fargo Capital Finance, LLC.

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
Dated: November 1, 2013