Form 10-Q
period 2013-12-27
Silicon Graphics International Corp
filed 2014-02-03
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 000-51333

SILICON GRAPHICS INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	32-0047154
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
900 North McCarthy Blvd.
Milpitas, California 95035
(Address of principal executive offices, including zip code)
(669) 900-8000
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of January 29, 2014, there were 34,166,153 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012

Revenue
Product	$71,130	$112,085	$170,349	$240,438
Service	38,529	42,159	76,605	87,567
Combined product and service	6,401	16,982	16,625	36,102
Total revenue	116,060	171,226	263,579	364,107
Cost of revenue
Product	57,844	88,059	140,473	198,994
Service	21,126	25,478	41,374	52,555
Combined product and service	3,607	10,125	10,001	22,784
Total cost of revenue	82,577	123,662	191,848	274,333
Gross profit	33,483	47,564	71,731	89,774
Operating expenses:
Research and development	14,902	15,530	29,736	29,499
Sales and marketing	18,815	19,664	36,411	39,235
General and administrative	14,547	12,383	27,029	26,572
Restructuring	111	2,867	637	4,341
Total operating expenses	48,375	50,444	93,813	99,647
Loss from operations	(14,892)	(2,880)	(22,082)	(9,873)
Total other income (expense), net:
Interest income (expense), net	(46)	(112)	(53)	(267)
Other income (expense), net	1,685	213	1,988	(894)
Total other income (expense), net	1,639	101	1,935	(1,161)
Loss before income taxes	(13,253)	(2,779)	(20,147)	(11,034)
Income tax (benefit) provision	431	(3,880)	360	(3,455)
Net (loss) income	$(13,684)	$1,101	$(20,507)	$(7,579)

Basic and diluted net (loss) income per share
Basic	$(0.40)	$0.03	$(0.60)	(0.23)
Diluted	$(0.40)	$0.03	$(0.60)	$(0.23)

Shares used in computing basic and diluted net (loss) income per share
Basic	34,176	32,410	34,136	32,289
Diluted	34,176	32,778	34,136	32,289

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012

Net (loss) income	$(13,684)	$1,101	$(20,507)	$(7,579)
Other comprehensive (loss) income:
Unrecognized gain on defined benefit plans, net of zero tax	31	42	60	84
Unrealized losses on derivatives instruments, net of zero tax	(206)	—	(1,251)	—
Unrealized losses on derivative instruments reclassified into earnings, net of zero tax	140	—	226	—
Foreign currency translation adjustment, net of zero tax	(839)	(425)	(978)	(213)
Other comprehensive loss	(874)	(383)	(1,943)	(129)
Total comprehensive (loss) income	$(14,558)	$718	$(22,450)	$(7,708)

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 27, 2013	June 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$113,441	$175,181
Current portion of restricted cash	2,411	531
Accounts receivable, net of allowance for doubtful accounts of $1,192 and $1,074 as of December 27, 2013 and June 28, 2013, respectively	71,716	59,842
Inventories	71,494	61,770
Current portion of deferred cost of revenue	14,152	21,204
Prepaid expenses and other current assets	20,570	14,094
Total current assets	293,784	332,622
Non-current portion of restricted cash	2,166	2,853
Property and equipment, net	27,698	26,170
Intangible assets, net	7,630	4,643
Non-current portion of deferred cost of revenue	6,695	7,281
Other assets	42,329	34,284
Total assets	$380,302	$407,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,789	$51,531
Accrued compensation	21,198	28,504
Current portion of deferred revenue	83,279	86,357
Other current liabilities	35,905	35,364
Total current liabilities	197,171	201,756
Non-current portion of deferred revenue	46,957	50,362
Long-term income taxes payable	10,360	10,149
Retirement benefit obligations	11,898	11,542
Other non-current liabilities	3,628	3,790
Total liabilities	270,014	277,599
Commitments and contingencies (Note 24)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 35,616 shares and 34,795 shares issued at December 27, 2013 and June 28, 2013, respectively	35	35
Additional paid-in capital	520,381	510,092
Treasury stock, at cost (1,506 shares at December 27, 2013 and 946 shares at June 28, 2013)	(15,497)	(7,692)
Accumulated other comprehensive loss	(4,094)	(2,151)
Accumulated deficit	(390,537)	(370,030)
Total stockholders' equity	110,288	130,254
Total liabilities and stockholders' equity	$380,302	$407,853

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 27, 2013	December 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,507)	$(7,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,396	7,093
Share-based compensation	6,493	5,007
Release of liability for unrecognized tax benefits	—	(4,286)
Gain on investment	(1,717)	—
Assets impairment charges	890	—
Other	396	85
Changes in operating assets and liabilities:
Accounts receivable	(13,056)	8,814
Inventories	(12,594)	(26,821)
Deferred cost of revenue	7,231	20,402
Prepaid expenses and other assets	(841)	139
Accounts payable	541	(10,801)
Deferred revenue	(8,180)	36,238
Other liabilities	(7,193)	6,105
Net cash (used in) provided by operating activities	(41,141)	34,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,735)	(2,012)
Proceeds on sales of investment	1,717	—
Net cash used in acquisition	(9,200)	—
Other	(1,193)	1,231
Net cash used in investing activities	(15,411)	(781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of credit facility	—	(15,300)
Funding of restricted stock units withheld for taxes	(1,441)	(379)
Purchase of treasury stock	(7,805)	—
Proceeds from issuance of common stock upon exercise of stock options	3,242	749
Proceeds from issuance of common stock under employee stock purchase plan	1,995	1,736
Net cash used in financing activities	(4,009)	(13,194)
Effect of exchange rate changes on cash	(1,179)	(1,127)
Net (decrease) increase in cash	(61,740)	19,294
Cash-beginning of period	175,181	104,851
Cash-end of period	$113,441	$124,145
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes refunded	$134	$1,076
Cash paid for interest	$68	$562
NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$5,074	$112

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
The Company's solutions are utilized by scientific, business and government communities to fulfill highly data intensive application needs in petascale environments. Delivering industry-leading computing power and fast and efficient data movement, both within the computing system and to and from large-scale data storage installations, SGI systems enable customers to access, analyze, transform, manage and visualize information in real-time and near real-time. The vertical markets the Company serves include the federal government, defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive, internet, financial services, media and entertainment and business intelligence and data analytics. The Company's headquarters is located in Milpitas, California and its primary manufacturing facility is located in Chippewa Falls, Wisconsin. See Note 5 for more information regarding the contract manufacturing transition.

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the three months ended December 27, 2013 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 28, 2013 except as summarized below.
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

4. ACQUISITION
On September 30, 2013 (the "Closing Date"), the Company acquired certain assets of FileTek, Inc. ("FileTek"), a global provider of Big Data storage virtualization, large-scale data management, and active archive solutions. Pursuant to the terms of the agreement, the total purchase price was approximately $9.2 million in cash. This acquisition expands the Company's storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, SGI acquired FileTek's StorHouse and Trusted Edge software, worldwide customers, engineering team, and services and support resources.
The acquired assets and assumed liabilities were recorded by the Company at their estimated fair values. The Company determined the estimated fair values using estimates made by management and valuations performed including discounted cash flow and cost approach analyses.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Closing Date (in thousands):

Amount
Tangible assets acquired	$169
Tangible liabilities assumed	(3,119)
Net tangible liabilities	(2,950)
Intangible assets	4,900
Goodwill	7,250
Total net asset acquired	$9,200
The fair value of the major components of the intangibles assets acquired and their estimated useful lives is as follows (in thousands):

		Weighted Average Useful Life
Intangible Asset Class	Fair Value	(in Years)
Purchased technology	$4,400	6.25
Maintenance and service agreements and related relationships	400	4
Trade name / trademarks	100	4
Total intangible assets	$4,900
Acquisition and integration costs directly related to the acquisition were $0.2 million and were recorded in selling, general and administrative expenses. Such costs are expensed in accordance with the authoritative guidance.
Unaudited Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations for the Company and FileTek on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2014. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2014. The pro forma financial information for three and six months ended December 27, 2013 include the business combination accounting effect on historical FileTek revenue, amortization and development charges from acquired intangible assets and related tax effects.

	Six Months Ended
	December 27, 2013	December 28, 2012
	(In thousands, except per share amounts)

Revenue	$265,079	$367,807
Net (loss) income	$(20,329)	$(6,823)
Net (loss) income per share - basic	$(0.60)	$(0.21)
Net (loss) income per share - diluted	$(0.60)	$(0.21)

5. CONTRACT MANUFACTURING TRANSITION
In July 2013, the Company selected Jabil Circuit, Inc. ("Jabil") as its primary global manufacturing services and supply chain management provider. The transition to Jabil will be implemented as a “manage in place” model, which utilizes existing SGI facilities and personnel to foster continuity of supply and best practices. On November 18, 2013, the Company signed an asset purchase agreement with Jabil, whereby Jabil will purchase SGI’s primary manufacturing facility, located in Chippewa Falls, Wisconsin and certain other manufacturing assets for $6.3 million in cash.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The total carrying of these assets held for sale were written down to their fair value of $6.3 million, resulting in an impairment charge of $0.9 million recorded in general and administrative expenses during the three and six months ended December 27, 2013.
In addition, SGI expects that approximately 130 of its manufacturing personnel in Chippewa Falls will transfer to Jabil. No other workforce transfers or reductions are contemplated at this time as a result of the transaction. As part of the employee transition, the Company accrued approximately $0.7 million of compensation costs associated with the transfer of these employees as part of the agreement with Jabil which was recorded within cost of revenue.
The final terms of the master service and transition agreements with Jabil are subject to execution of definitive contracts, which are expected to close in February 2014.
6. FINANCIAL INSTRUMENTS AND FAIR VALUE
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	December 27, 2013
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$20,022	$20,022	$—	$—	$20,022
Investments held by insurance companies	5,549	—	5,549	—	5,549
Derivative assets	1,342	—	1,342	—	1,342
Total assets measured at fair value	$26,913	$20,022	$6,891	$—	$26,913
Liabilities
Derivative liabilities	$3,121	$—	$3,121	$—	$3,121
Total liabilities measured at fair value	$3,121	$—	$3,121	$—	$3,121

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended December 27, 2013 and December 28, 2012. The Company’s cash equivalents, consisting of money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
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
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Long-Lived Assets
Long-lived assets held for sale which had a carrying amount of $6.3 million, net of an impairment charge of $0.9 million which was included in net income for the three and six months ended December 27, 2013. The assets held for sale as of December 27, 2013, relate to assets that will be sold to Jabil to assist in the transition to Jabil to be our global manufacturing services and supply chain management provider. Fair values for the impaired long-lived assets were measured using Level 3 inputs. See Note 5 for more information regarding the contract manufacturing transition.
As of June 28, 2013, the Company had no assets or liabilities measured at fair value on a non-recurring basis.

7. DERIVATIVES
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As part of the Company's risk management strategy, we use derivative instruments, primarily forward contracts to hedge economic exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
Beginning in fiscal 2014, we implemented a cash flow hedging strategy to protect anticipated non-functional currency revenues and expenses. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-U.S. Dollar ("USD") cash flows. In general, these foreign exchange contracts, carried at fair value, have maturities between one and twelve months. As of December 27, 2013, the Company has 21 open hedges with an average notional amount in USD equivalent to approximately $1.1 million. The Company currently designates hedges for the Euro, British Pound and the Australian Dollar. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. All amounts related to gains / losses on designated hedges, currently in accumulated other comprehensive income ("AOCI") are expected to be reclassified into earnings over the next 12 months.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Balance Sheet Hedges
Additionally, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities. As of December 27, 2013, the Company has 32 open non-designated hedges with an average USD-equivalent notional amount of approximately $0.9 million.
The before tax effect of derivative instruments for foreign exchange contracts designated as hedging instruments and non-designated hedging instruments in our condensed consolidated statement of operations during the three and six months ended December 27, 2013 and December 28, 2012 was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Location	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Designated Derivatives
Cash Flow Hedges:
Foreign exchange contracts (Effective portion)	Amount recognized in AOCI	$(206)	$—	$(1,251)	$—
Foreign exchange contracts (Effective portion)	Net revenues	(493)	—	(648)	—
Foreign exchange contracts (Effective portion)	Operating expenses	354	—	422	—
Foreign exchange contracts (Effective portion)	Other income (expense), net	38	—	88	—
Total		$(307)	$—	$(1,389)	$—
Non-designated Derivatives
Foreign exchange contracts	Other income (expense), net	$284	$566	$840	$1,122
Total		$284	$566	$840	$1,122
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of December 27, 2013, was $1.8 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of December 27, 2013.
As of December 27, 2013, the Company has designated derivatives with notional values of approximately $48.6 million and non-designated derivatives with notional values of approximately $18.9 million in Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen and other currencies.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the statement of financial position. The gross fair values and location of derivative instruments included in the condensed consolidated statement of financial position as of December 27, 2013 were as follows (in thousands):

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives
Foreign currency forward contracts	$1,342	$—	$—	$(1,342)	$—	$—
Total	$1,342	$—	$—	$(1,342)	$—	$—

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives
Foreign currency forward contracts	$(3,121)	$—	$—	$1,342	$—	$(1,779)
Total	$(3,121)	$—	$—	$1,342	$—	$(1,779)
The gross fair value and location of derivative instruments held in the condensed consolidated statement of financial position as of December 27, 2013 and June 28, 2013 were as follows (in thousands):

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
Location	December 27, 2013	June 28, 2013	Location	December 27, 2013	June 28, 2013

Designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	$490	$—	Other current liabilities	$1,525	$—
Non- designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	852	69	Other current liabilities	1,596	208

Total derivatives	$1,342	$69		$3,121	$208

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table provides the balances and changes in the accumulated other comprehensive loss (income) related to derivative instruments during the six months ended December 27, 2013 (in thousands):

Amount
AOCI - Beginning balance of losses or (gain)	$—
Loss recognized in OCI on derivatives (effective portion) before reclassifications	1,251
Loss reclassified to income	(226)
AOCI - Ending balance of losses	$1,025
See Statement of Comprehensive (Loss) Income and Note 6 for more information regarding derivatives.

8. INVENTORIES
Inventories consist of the following (in thousands):

	December 27, 2013	June 28, 2013
Finished goods	$27,717	$11,332
Work in process	18,088	20,716
Raw materials	25,689	29,722
Total inventories	$71,494	$61,770
Finished goods include inventory in transit, at customer sites undergoing installation, or testing prior to customer acceptance; such amounts were $12.8 million at December 27, 2013 and $2.6 million at June 28, 2013.

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 27, 2013	June 28, 2013
Value-added tax receivable	$6,587	$5,626
Deferred tax assets	282	281
Prepaid taxes	1,390	1,229
Other prepaid and current assets	6,011	6,958
Assets held for sale	6,300	—
Total prepaid expenses and other current assets	$20,570	$14,094
Assets held for sale of $6.3 million relate to SGI’s primary manufacturing facility, located in Chippewa Falls, Wisconsin and certain other manufacturing assets that are being sold to Jabil as part of an asset purchase agreement as we transition manufacturing and supply chain management to Jabil. See Note 5 for additional information related to our contract manufacturing transition activities.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

10. INTANGIBLE ASSETS, NET
Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	December 27, 2013
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$7,300	$(6,465)	$835
Purchased technology	5	12,200	(6,697)	5,503
Customer backlog	(a)	10,540	(9,710)	830
Trademark/trade name portfolio	5	3,767	(3,435)	332
Patents and other	2(b)	330	(200)	130
Total		$34,137	$(26,507)	$7,630

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 28, 2013
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(5,750)	$1,150
Purchased technology	5	7,800	(6,000)	1,800
Customer backlog	(a)	10,540	(9,572)	968
Trademark/trade name portfolio	5	3,667	(3,072)	595
Patents and other	2(b)	330	(200)	130
Total		$29,237	$(24,594)	$4,643
(a) The customer backlog intangible asset is amortized as revenue recognition criteria is met for a particular customer order, reflecting the use of the asset.
(b) Includes other intangible asset with an indefinite life.
Intangible assets amortization expense was $1.1 million and $0.9 million in the three months ended December 27, 2013 and December 28, 2012, respectively. Intangible assets amortization expense was $2.0 million and $1.9 million in the six months ended December 27, 2013 and December 28, 2012, respectively.
As of December 27, 2013, expected amortization expense for all intangible assets was as follows (in thousands):

Fiscal Year	Amortization Expense
2014 (remaining six months)	$2,029
2015	1,345
2016	1,264
2017	1,230
2018	572
Thereafter	1,060
$7,500

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

11. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 27, 2013	June 28, 2013
Long-term service inventory	$15,630	$15,045
Restricted pension plan assets	8,298	7,822
Deferred tax assets	5,764	5,764
Long-term refundable deposits	3,049	3,178
Goodwill	8,781	1,531
Other assets	807	944
Total other assets	$42,329	$34,284

12. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	December 27, 2013	June 28, 2013
Accrued sales and use tax payable	$8,618	$9,545
Deferred tax liabilities	5,292	5,292
Accrued professional services fees	3,914	3,635
Accrued warranty, current portion	3,768	3,303
Income taxes payable	787	491
Accrued restructuring and severance	2,808	3,965
Other	10,718	9,133
Total other current liabilities	$35,905	$35,364

13. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	December 27, 2013	June 28, 2013
Accrued warranty, non-current portion	$2,344	$2,319
Other	1,284	1,471
Total other non-current liabilities	$3,628	$3,790

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

14. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Balance at beginning of period	$5,600	$7,261	$5,622	$7,302
Current period accrual	470	1,054	1,111	2,254
Warranty expenditures charged to accrual	(901)	(1,133)	(1,721)	(2,400)
Changes in accrual for pre-existing warranties	943	(641)	1,100	(615)
Balance at end of period	$6,112	$6,541	$6,112	$6,541

15. RESTRUCTURING ACTIVITY
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe.
In connection with the restructuring action, the Company expects to incur pre-tax cash charges (including charges recorded in fiscal 2012 and 2013) of approximately $13.0 million, consisting of charges of approximately $12.0 million for employee termination benefits and up to $1.0 million for the planned office and legal entity closures, including contract termination costs and other associated costs. Total expense incurred in connection with this restructuring plan for actions taken through December 27, 2013 was $12.0 million.
The restructuring expense is included in operating expenses in the accompanying condensed consolidated statements of operations. The total restructuring liability was $1.3 million as of December 27, 2013, all of which is classified as current liabilities in the accompanying condensed consolidated balance sheet.
Activity in accrued restructuring for this restructuring action through December 27, 2013 was as follows (in thousands):

Employee Terminations
Balance at June 28, 2013	$2,417
Costs incurred	526
Cash payments	(1,176)
Balance at September 27, 2013	1,767
Costs incurred	111
Cash payments	(592)
Balance at December 27, 2013	$1,286

16. CREDIT FACILITY
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
As of December 27, 2013, the Company had no outstanding balance owed on the credit facility. As of December 27, 2013, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million, which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier.
On January 16, 2014, the Company amended the credit facility to revise certain defined terms, to obtain consent for the Company’s proposed sale of manufacturing operations assets to Jabil and to obtain a release of liens with respect to such assets. The amendment also provided a waiver for certain technical defaults under the credit facility created by the Company relocating to Milpitas, CA and entering into the asset purchase agreement with Jabil. As of the date of the amendment, the Company was in compliance with all covenants under the credit facility.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

17. SHARE-BASED COMPENSATION
During the three and six months ended December 27, 2013 and December 28, 2012, the Company granted stock options and restricted stock units to employees and non-employee directors under its 2005 Equity Incentive Plan and issued shares of the Company's common stock to participating employees under its 2005 Employee Stock Purchase Plan. During the three months ended December 28, 2012, the Company granted stock options to employees and non-employee directors under its 2005 Equity Incentive Plan; however, during the three months ended December 27, 2013, no stock options were granted. Total share-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Cost of revenue	$459	$371	$901	$871
Research and development	706	588	1,213	1,127
Sales and marketing	748	423	1,327	809
General and administrative	1,604	1,114	3,052	2,200
Total share-based compensation expense	$3,517	$2,496	$6,493	$5,007
Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Option Plan Shares
Risk-free interest rate	N/A	0.7%	N/A	0.7%
Volatility	N/A	67.6%	N/A	67.6%
Weighted average expected life (in years)	N/A	5.00	N/A	5.00
Expected dividend yield	N/A	—	N/A	—
Weighted average fair value	N/A	$3.67	N/A	$3.67

ESPP Plan shares
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Volatility	60.9%	83.0%	60.9%	83.0%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	—	—	—	—
Weighted average fair value	$6.08	$4.39	$6.08	$4.39

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Stock Option Activity
A summary of stock option activity for the six months ended December 27, 2013 was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 28, 2013	2,281,401	$10.56
Options granted	—	—
Options exercised	(404,110)	8.02
Options cancelled	(107,003)	20.77
Balance at December 27, 2013	1,770,288	$10.52	6.18	$6,338
Vested and expected to vest at December 27, 2013	1,703,953	$10.55	6.11	$6,028
Exercisable at December 27, 2013	1,303,005	$10.64	5.56	$4,704
The total intrinsic value of options exercised in the six months ended December 27, 2013 and December 28, 2012 was $3.3 million and $0.4 million, respectively. The total fair value of shares vested during the six months ended December 27, 2013 and December 28, 2012 was $1.5 million and $2.1 million, respectively.
As of December 27, 2013, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.02 years.
Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the six months ended December 27, 2013:

Number of Shares
Balance at June 28, 2013	1,337,767
Awarded	876,479
Released	(266,196)
Forfeited	(94,439)
Balance at December 27, 2013	1,853,611
Vested and expected to vest at December 27, 2013	1,431,257
In August 2013, the Company granted time-based RSUs ("executive time-based RSUs") and performance-based RSUs (“executive PSUs”) to members of the Company's executive management team.  The executive time-based RSUs vest quarterly over four years, subject to the recipient's continuous service through each vesting date. The executive PSUs are eligible to vest upon the achievement of certain financial performance criteria for the Company for fiscal 2014.  If the performance criteria are not met, none of the executive PSUs will vest and will be forfeited.  If the performance criteria are met, 25% of the executive PSUs would vest following the Company's public announcement of financial results for fiscal 2014 and the remaining 75% of the executive PSUs would vest in twelve quarterly installments thereafter, subject to the recipient's continued service through each vesting date.  For purposes of reporting and determining the share-based compensation expense as of December 27, 2013, the Company estimated that none of the PSUs will be awarded.  The Company assesses the achievement of these performance metrics on a quarterly basis.
As of December 27, 2013, there was $10.2 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.59 years.

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

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
RSUs shares withheld for taxes	46,486	22,764	102,416	47,145
RSUs amounts withheld for taxes	$578	$188	$1,442	$375
Employee Stock Purchase Plan
At December 27, 2013, the total compensation cost related to options to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $0.7 million. This cost will be amortized on a straight-line basis over approximately 1.9 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the three and six months ended December 27, 2013 and December 28, 2012.

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Shares issued	253,078	256,972	253,078	256,972
Weighted-average purchase price per share	$7.89	$6.76	$7.89	$6.76

18. STOCK REPURCHASE PROGRAM
In January 2013, the Company's board of directors approved a plan for the Company to repurchase shares of its common stock with a market value of up to $15.0 million. In November 2013, the Company announced an increase in the authorized repurchased amount to $30.0 million. The Company's common stock may be repurchased in the open market or through negotiated transactions, including 10b5-1 trading plans that would enable the Company to repurchase its shares during periods outside of its normal trading windows. The repurchase program expires December 31, 2014. Purchases will cease if the authorized funds are spent or the program is discontinued. The Company is not obligated to acquire any particular amount of stock, and the program may be suspended or terminated at any time at the Company's discretion.
These repurchases are reflected in our balance sheet as treasury stock and are available for future issuance. The following table shows the total number of shares repurchased during the period (in thousands, except per share amount):

	Treasury Stock
	Number of Shares	Amount	Average Purchase Price Per Share
Balance at June 28, 2013	946	$7,692	$8.13
Repurchase of Treasury Stock:
Three months ended September 27, 2013	200	3,056	15.28
Three months ended December 27, 2013	360	4,749	13.19
Balance at December 27, 2013	1,506	$15,497	$10.29

Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 758,000 shares of its common stock for $10.6 million. As of December 27, 2013, the Company had a remaining authorization of $19.4 million for future share repurchases.

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
The following table sets forth the computation of basic and diluted net (loss) income per share for the three and six months ended December 27, 2013 and December 28, 2012 (in thousands, except per share amount):

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Numerator:
Net (loss) income	$(13,684)	$1,101	$(20,507)	$(7,579)

Denominator:
Weighted-average common shares - basic	34,176	32,410	34,136	32,289
Effect of dilutive potential common shares	—	368	—	—
Weighted-average common shares - diluted	34,176	32,778	34,136	32,289

Basic net (loss) income per share	$(0.40)	$0.03	$(0.60)	$(0.23)
Diluted net (loss) income per share	$(0.40)	$0.03	$(0.60)	$(0.23)
The following potential common shares have been excluded from the basic net loss per share calculations, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Options, RSUs, and ESPP	3,810	4,657	3,842	5,068

20. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
The net periodic benefit cost of the German and Japan plans were comprised of the following components (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Net periodic benefit cost
Service cost	$110	$185	$219	$354
Interest expense	75	143	204	282
Expected return on plan assets	(37)	(47)	(78)	(93)
Amortization of actuarial losses	22	85	52	85
Net periodic benefit cost	$170	$366	$397	$628

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

21. INCOME TAXES
The Company recorded a tax provision of approximately $0.4 million each for the three and six months ended December 27, 2013. The tax provision primarily was comprised of tax liability computed based on the Company’s projected full-year foreign taxes, state taxes, and tax reserves and related interest, offset by tax benefits from the reversal of previously accrued interest and tax refund in foreign jurisdiction. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 27, 2013 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized
The Company recorded a tax benefit of $3.9 million and $3.5 million for the three and six months ended December 28, 2012. The tax benefit primarily was comprised of the reversal of previously recorded unrecognized tax benefits primarily in Canada, offset by tax liability computed based on the Company’s projected foreign financial results for the year ended June 28, 2013, state taxes, and tax and interest for unrecognized tax benefits. The reversal in Canada was the result of an abatement of interest granted by Canada Revenue Agency in connection with an audit, which concluded during fiscal year 2013. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 28, 2012 primarily due to the tax rate differential of the Company's foreign operations, utilization of net operating losses, audit settlements and reversals of previously accrued taxes in foreign jurisdictions.
As of December 27, 2013, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $5.7 million of gross unrecognized tax benefit as of December 27, 2013, of which $2.4 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of December 27, 2013, the Company also had approximately $8.1 million of interest and penalties attributable to the gross unrecognized tax benefits. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits.

22. SEGMENT INFORMATION
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

All historical segment numbers for the three and six months ended December 28, 2012 have been recasted to conform to the three and six months ended December 27, 2013.
The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally allocated based on the type of products and service provided to our customers. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A portion of the segments' expenses arise from shared services and infrastructure that the Company provides to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development and other corporate infrastructure expenses. The corporate charges that are directly attributable to the segments are allocated and are reassessed on a periodic basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The profitability of each of the segments is measured after excluding share based compensation expenses, amortization of intangibles, restructuring charges, manufacturing transition costs, general and administration charges, other unallocated corporate charges and other items as noted in the reconciliation below as management does not include this information in its measurement of the performance of the operating segments.
Segment Results
Summary information by operating segment for the three and six months ended December 27, 2013 and December 28, 2012 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Total net revenue
Compute	$60,418	$109,129	$149,260	$239,929
Storage	16,916	18,911	36,894	34,426
Service	38,726	43,186	77,425	89,752
Total net revenue	$116,060	$171,226	$263,579	$364,107

Operating profit from reportable segments
Compute	$(2,784)	$7,175	$(583)	$10,976
Storage	(495)	618	1,527	(446)
Service	15,343	14,079	30,418	29,027
Total operating profit from reportable segments (1)	$12,064	$21,872	$31,362	$39,557
(1) The profitability of each of the segments is measured after excluding unallocated corporate charges, restructuring and severance, amortization of intangibles, share based compensation expenses, manufacturing transition costs, and other items as noted in the reconciliation below.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table reconciles segment results to our total company results from operations before taxes:

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(in thousands)
Total reportable segments' operating profit	$12,064	$21,872	$31,362	$39,557
All other corporate charges:
Unallocated operating expenses	18,373	18,221	36,143	37,532
Restructuring and severance	1,136	3,529	2,065	5,413
Amortization of intangibles	1,051	944	1,886	1,916
Share based compensation	3,517	2,496	6,493	5,007
Manufacturing transition costs	2,206	—	2,206	—
Excess and obsolescence inventory charges	—	—	3,242	—
Other	673	(438)	1,409	(438)
Total all other corporate charges	26,956	24,752	53,444	49,430
Loss from operations, as reported	$(14,892)	$(2,880)	$(22,082)	$(9,873)
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
Customer information
For the three months ended December 27, 2013, various agencies of the United States government, excluding system integrators (collectively, U.S. government), accounted for approximately 15% of the Company's revenue. For the three months ended December 28, 2012, one customer accounted for approximately 19% of the Company's revenue and various agencies of the United States government (collectively, U.S. government) accounted for approximately 11% of the Company's revenue.
At December 27, 2013, one customer accounted for approximately 10% of the Company's accounts receivable. At June 28, 2013, one customer accounted for approximately 20% of the Company's accounts receivable.
For the six months ended December 27, 2013, various agencies of the U.S. government, excluding system integrators, accounted for approximately 23% of the Company's revenue. For the six months ended December 28, 2012, one customer from the Americas segment accounted for approximately 18% of the Company's revenue and various agencies of the U.S. government, excluding system integrators, accounted for approximately 13% of the Company's revenue.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Geographic Information
The following table presents revenue by geographic region for the three and six months ended December 27, 2013 and December 28, 2012 (in thousands except percentages):

	Three Months Ended		2014 over 2013 Change	Six Months Ended		2014 over 2013 Change
	December 27, 2013	December 28, 2012		December 27, 2013	December 28, 2012

Americas	$62,648	$112,358	(49,710)	$164,860	$235,743	(70,883)
As a percent of total net revenue	54.0%	65.6%	(11.6)%	62.5%	64.8%	(2.3)%
EMEA	29,029	31,133	(2,104)	50,070	56,195	(6,125)
As a percent of total net revenue	25.0%	18.2%	6.8%	19.0%	15.4%	3.6%
APJ	24,383	27,735	(3,352)	48,649	72,169	(23,520)
As a percent of total net revenue	21.0%	16.2%	4.8%	18.5%	19.8%	(1.3)%
Total revenue	$116,060	$171,226	(55,166)	$263,579	$364,107	(100,528)
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.
International sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were $18.1 million or 16% of revenue and $35.0 million or 13% of revenue for the three and six months ended December 27, 2013, respectively. For the three months and six ended December 28, 2012, our international sales to Japan, the only single foreign country which accounted for ten percent or more of revenues, were $18.6 million or 11% of revenue and $55.0 million or 15% of revenue, respectively. No other individual foreign country's revenue accounted for 10% or more of revenues in the three and six months ended December 27, 2013 and December 28, 2012.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

23. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at December 27, 2013 was $4.8 million for which the Company has $4.6 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the accompanying unaudited condensed consolidated balance sheets.

24. COMMITMENTS AND CONTINGENCIES
Letter of Credit
The Company's credit facility includes a $10.0 million letter of credit subfacility. As of December 27, 2013, the Company has a $2.0 million outstanding letter of credit to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. See Note 16 for more information regarding the credit facility.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 27, 2013. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of December 27, 2013.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

Management has implemented a strategic plan which will drive changes in three major areas. First, we expect market growth in our core markets of high performance computing, storage and Big Data. We believe that these are the markets that will provide the biggest growth opportunity and where we expect to gain share. We are continuing to target our investments towards key vertical markets and horizontal solutions where we can provide the highest value to our customers and differentiate our offerings to gain both market share and margins in line with our business model. Second, we have a strong suite of products and go-to-market strategy aligned with these growing opportunities. We continue to introduce new products and new configurations and have increased our portfolio of software partners. Third, management continues to focus on opportunities to enhance operational efficiency and costs, most notably through our contract manufacturing initiative that we recently announced, but also through consolidation of additional legal entities and the realization of a full year of savings from our restructuring activities. We believe that this strategic plan will help create a strong foundation for our business results in the long-term.
Our revenue mix by geography shows that we continue to have strong international presence with 48.2% and 40.3% of total revenue from sales outside of the U.S. in the three and six months ended December 27, 2013, respectively. Total revenue from sales outside of the U.S. in both the three and six months ended December 28, 2012 was 38.0% of total revenue. In addition, our customer base continues to expand in various sectors, including the public, cloud and manufacturing sectors.
Significant Events
Our financial results during the three and six months ended December 27, 2013 were affected by certain significant events that should be considered in comparing the periods presented.
Acquisition of FileTek, Inc.
On September 30, 2013, we acquired certain assets of FileTek, Inc., a global provider of Big Data storage virtualization, large-scale data management, and active archive solutions for a purchase price of $9.2 million in cash. This acquisition expands our storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, we acquired FileTek's StorHouse and Trusted Edge software, worldwide customers, engineering team and services and support resources.
Contract Manufacturing Transition
In July 2013, we selected Jabil Circuit, Inc. ("Jabil") as our primary global manufacturing services and supply chain management provider. The transition to Jabil will be implemented as a “manage in place” model, which utilizes existing SGI facilities and personnel to foster continuity of supply and best practices. On November 18, 2013, we signed an asset purchase agreement with Jabil, whereby Jabil will purchase SGI’s primary manufacturing facility, located in Chippewa Falls, Wisconsin and certain other manufacturing assets for $6.3 million in cash. The total carrying of these assets held for sale were written down to their fair value of $6.3 million, resulting in an impairment charge of $0.9 million recorded in general and administrative expenses during the three and six months ended December 27, 2013.
In addition, we expect that approximately 130 of our manufacturing personnel in Chippewa Falls will transfer to Jabil. No other workforce transfers or reductions are contemplated as a result of the transactions. As part of the employee transition, we accrued approximately $0.7 million of compensation costs associated with the transfer of these employees as part of the agreement with Jabil which was recorded within cost of revenue.
The final terms of our master service agreement and transition arrangement with Jabil are subject to execution of definitive agreements, which are expected to close in February 2014.

Results of Operations
Summarized below are the results of our operations for the three and six months ended December 27, 2013 as compared to the three and six months ended December 28, 2012.
Financial Highlights

•
On September 30, 2013 (the "Closing Date"), the Company acquired certain assets of FileTek, Inc., a global provider of Big Data storage virtualization, large-scale data management, and active archive solutions. Pursuant to the terms of the agreement, the total purchase price was approximately $9.2 million in cash. This acquisition expands the Company's storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, SGI acquired FileTek's StorHouse and Trusted Edge software, worldwide customers, engineering team and services and support resources.

•
Our total revenue for the three months ended December 27, 2013 was $116.1 million, a decrease of $55.2 million or 32.2%, from the comparable period in fiscal 2013. In addition, revenue decreased $100.5 million or 27.6% in the six months ended December 27, 2013 from $364.1 million in the six months ended December 28, 2012. The decrease experienced for both the three and six month periods was due primarily as a result of lower sales for our legacy cloud product. This is consistent with our strategic decision to withdraw from low margin commodity service infrastructure and to focus our investments in strategic areas of HPC, Big Data, storage and services. In addition, we were also negatively impacted by the spending freeze instituted by the federal government prior to its shutdown during the first fiscal quarter of 2014 and the after-effects which have delayed funding for certain federal programs.

•
Our overall gross margin increased by 1.0 percentage points from 27.8% in the three months ended December 28, 2012 to 28.8% in the three months ended December 27, 2013. The favorable change in the overall gross margin in the three months ended December 27, 2013 was primarily driven by a more profitable mix compared to the comparable quarter last year as we have made a strategic decision to withdraw from low margin commodity service infrastructure, as well as a decrease in compensation and related expenses due to the reductions in headcount. This was off set by a $0.7 million accrual for compensation costs associated with the transfer of employees as part of the agreement with Jabil as discussed above. Our overall gross margin increased by 2.5 percentage points from 24.7% in the six months ended December 28, 2012 to 27.2% in the six months ended December 27, 2013. The favorable change in the overall gross margin in the six months ended December 27, 2013 was primarily driven by a more profitable mix compared to the comparable period last year, as we were impacted by a few significant low margin deals during the first quarter of fiscal 2013 in Europe and Japan and our strategic decision to withdraw from low margin commodity service infrastructure. We also benefited from a decrease in compensation and related expenses due to the reductions in headcount. This was partially offset by higher excess and obsolete inventory charges incurred during the first half of fiscal 2014 compared to the first half of fiscal 2013 for inventory primarily related to our withdrawal from the legacy cloud business and the $0.7 million accrual for compensation costs associated with the transfer of employees as part of the agreement with Jabil as discussed above.

•
Our research and development and selling, general and administrative expenses were $48.3 million in the three months ended December 27, 2013 compared to $47.6 million in the prior year comparable quarter, a decrease of approximately $0.7 million. The decrease was attributed to the decline in compensation and related expenses due to the reductions in headcount, along with lower spending due to tight expense controls. This was partially offset by a $0.9 million asset impairment charge and other third party costs of $0.4 million associated with our plans to transition our contract manufacturing and supply chain management to Jabil, as well as higher costs relating to the relocation of our new headquarters located in Milpitas, California. Our research and development and selling, general and administrative expenses were $93.2 million in the six months ended December 27, 2013 compared to $95.3 million in the prior year comparable period, a decrease of $2.1 million. A primary driver of this decline was the decrease in compensation and related expenses due to reductions in headcount. This was also partially offset by the asset impairment charge, contract manufacturing transition costs and relocation costs referred to above.

•
Total headcount as of December 27, 2013 was 1,325, which reflects a net reduction of 117 employees or approximately 8%, from 1,442 as of December 28, 2012 due to the restructuring actions and attrition that occurred over the last twelve months, partially offset by the additional headcount acquired as part of the FileTek acquisition discussed above. The savings from the headcount reductions, along with lower bonus and commissions, contributed to the reduction in expenses. We have been controlling our costs across all functions in order to streamline our operations and reduce operating expenses.

•
As part of the fiscal 2012 restructuring action primarily focused on cost reductions in Europe, we incurred restructuring expense of $0.1 million and $0.6 million in the three and six months ended December 27, 2013, respectively, compared to $2.9 million and $4.3 million in the three and six months ended December 28, 2012, respectively.

•
We recognized net loss for the three months ended December 27, 2013 of $13.7 million compared to net income of $1.1 million in the comparable quarter last year. Net loss for the six months ended December 27, 2013 of $20.5 million compared to net loss of $7.6 million in the six months ended December 28, 2012. The unfavorable reductions in net income for both the three months ended December 27, 2013 compared to the comparable periods last year was primarily driven by lower sales for our legacy cloud products and U.S. government-related contracts as previously discussed above.

•	We recognized approximately $1.7 million in other income associated with the sale of an investment.

•
We are continuing to streamline our operations and maintain tight controls over our spending in order to help achieve our long-term operating target goals. We are accelerating our initiatives to further penetrate the enterprise market and expect to gain visibility of funding for mission-critical government programs over the next few quarters.

Revenue, cost of revenue, gross profit and margin
Net Revenue

	Three Months Ended		2014 over 2013 Change	Six Months Ended		2014 over 2013 Change
	December 27, 2013	December 28, 2012		December 27, 2013	December 28, 2012
	($ in thousands)			($ in millions)
Net revenue from products:
Compute	$60,418	$109,129	$(48,711)	$149,260	$239,929	$(90,669)
As a percent of total net revenue	52.0%	63.7%	(11.7)%	56.6%	65.9%	(9.3)%
Storage	16,916	18,911	(1,995)	36,894	34,426	2,468
As a percent of total net revenue	14.6%	11.1%	3.5%	14.0%	9.5%	4.5%
Net revenue from products	77,334	128,040	(50,706)	186,154	274,355	(88,201)
Net revenue from services	38,726	43,186	(4,460)	77,425	89,752	(12,327)
As a percent of total net revenue	33.4%	25.2%	8.2%	29.4%	24.6%	4.8%
Total net revenue	$116,060	$171,226	$(55,166)	$263,579	$364,107	$(100,528)
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
The following table presents revenue by geographic region for the three and six months ended December 27, 2013 and December 28, 2012 (in thousands except percentages):

	Three Months Ended		2014 over 2013 Change	Six Months Ended		2014 over 2013 Change
	December 27, 2013	December 28, 2012		December 27, 2013	December 28, 2012

Americas	$62,648	$112,358	$(49,710)	$164,860	$235,743	$(70,883)
As a percent of total net revenue	54.0%	65.6%	(11.6)%	62.5%	64.8%	(2.3)%
EMEA	29,029	31,133	(2,104)	50,070	56,195	(6,125)
As a percent of total net revenue	25.0%	18.2%	6.8%	19.0%	15.4%	3.6%
APJ	24,383	27,735	(3,352)	48,649	72,169	(23,520)
As a percent of total net revenue	21.0%	16.2%	4.8%	18.5%	19.8%	(1.3)%
Total revenue	$116,060	$171,226	$(55,166)	$263,579	$364,107	$(100,528)
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.
Revenue generated in the Americas represented 54.0% of total revenue during the second quarter of fiscal 2014, or a decrease of 11.6 percentage points, from 65.6% during the comparable quarter last year. Revenue generated in the Americas represented 62.5% of total revenue during the six months ended December 27, 2013, or a decrease of 2.3 percentage points, from 64.8% during the comparable period last year.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six months ended December 27, 2013 and December 28, 2012 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 27, 2013	December 28, 2012	$	%	December 27, 2013	December 28, 2012	$	%

Total cost of revenue	$82,577	$123,662	$(41,085)	(33.2)%	$191,848	$274,333	$(82,485)	(30.1)%

Total gross profit	$33,483	$47,564	$(14,081)	(29.6)%	$71,731	$89,774	$(18,043)	(20.1)%

Total gross margin	28.8%	27.8%		1.0%	27.2%	24.7%		2.5%
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
Overall gross profit decreased by $14.1 million to $33.5 million in the three months ended December 27, 2013 from $47.6 million in the three months ended December 28, 2012 due to a decrease in revenue volume primarily related to lower sales for our legacy cloud products and U.S. government-related business. However, our overall gross margin increased to 28.8% in the three months ended December 27, 2013 from 27.8% in the three months ended December 28, 2012. The increase in gross margin for the three months ended December 28, 2012 was primarily driven by a more profitable mix compared to the comparable quarter last year due to a strategic decision to withdraw from low margin commodity service infrastructure and higher mix of service revenue which typically generates higher gross margins. In addition, we benefited from the decrease in compensation and related expenses due to the reductions in headcount. This was off set by a $0.7 million accrual for compensation costs associated with the transfer of employees as part of the agreement with Jabil as discussed above.
Overall gross profit decreased by $18.0 million to $71.7 million in the six months ended December 27, 2013 from $89.8 million in the six months ended December 28, 2012 due to a decrease in revenue volume primarily related to lower sales for our legacy cloud products and U.S. government-related business. However, our overall gross margin increased to 27.2% in the six months ended December 27, 2013 from 24.7% in the six months ended December 28, 2012. The increase in gross margins for the six months ended December 27, 2013 was primarily driven by more favorable product mix due to our strategic decision to withdraw from low margin commodity server infrastructure and to focus our investments in strategic areas of HPC, Big Data, storage and services as well as a higher mix of service revenue which typically generates higher gross margins. We also benefited from the decrease in compensation and related expenses due to the reductions in headcount. This was slightly offset by higher excess and obsolete inventory charges during the six months ended December 27, 2013 compared to the six months ended December 28, 2012 as a result of our strategic withdrawal from the legacy cloud business. In addition, during the first six months of fiscal 2013, our gross margins were negatively impacted as a result of the low margin deals in Japan and Europe, impacting both our product and service margins.

Operating Expenses
Operating expenses for the three and six months ended December 27, 2013 and December 28, 2012 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 27, 2013	December 28, 2012	$	%	December 27, 2013	December 28, 2012	$	%

Research and development	$14,902	$15,530	$(628)	(4.0)%	$29,736	$29,499	$237	0.8%
Sales and marketing	18,815	19,664	(849)	(4.3)%	36,411	39,235	(2,824)	(7.2)%
General and administrative	14,547	12,383	2,164	17.5%	27,029	26,572	457	1.7%
Restructuring	111	2,867	(2,756)	(96.1)%	637	4,341	(3,704)	(85.3)%
Total operating expense	$48,375	$50,444	$(2,069)	(4.1)%	$93,813	$99,647	$(5,834)	(5.9)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense decreased $0.6 million or 4.0% to $14.9 million in the three months ended December 27, 2013 from $15.5 million in the three months ended December 28, 2012. The decrease in research and development expense was primarily due to a decrease in third party provider and non-recurring engineering costs of approximately $0.9 million due to the timing of investment in new product introductions and development activities. We also experienced lower compensation and related expenses as a result of decreased headcount as well as lower bonus expense reflecting lower than expected achievement of performance metrics compared to last year. However, these reductions were offset by a reduction in third-party funding received during the second quarter of fiscal 2014 compared to the same time last year as well as higher share-based compensation expenses.
Research and development expense was $29.7 million during the six months ended December 27, 2013 or about flat compared to the six months ended December 28, 2012. We experienced lower compensation and related expenses as a result of decreased headcount as well as lower bonus expense reflecting lower than expected achievement of performance metrics compared to last year. However, these reductions were offset by higher depreciation, as we continue to invest in new product introductions and development activities, and higher share-based compensation expenses.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense decreased $0.8 million or 4.3% to $18.8 million in the three months ended December 27, 2013 from $19.7 million in the three months ended December 28, 2012. This decrease was primarily due to a decrease in our compensation and related expenses as a result of decreased headcount as well as lower commissions and bonus expense reflecting lower than expected achievement of sales commission targets and performance metrics compared to last year. In addition, we incurred lower discretionary spending for travel and conferences. These reductions were slightly offset by higher share-based compensation expenses.
Sales and marketing expense decreased $2.8 million or 7.2% to $36.4 million in the six months ended December 27, 2013 from $39.2 million in the six months ended December 28, 2012. This decrease was primarily due to a decrease in our compensation and related expenses as a result of decreased headcount as well as lower commissions and bonus expense reflecting lower than expected achievement of sales commission targets and performance metrics compared to last year. This decrease was slightly offset by higher discretionary spending for travel and conferences, as well as higher share-based compensation expense.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, bad debt expense, share-based compensation, and facilities and information technology costs.

General and administrative expense increased $2.2 million or 17.5% to $14.5 million in the three months ended December 27, 2013 from $12.4 million in the three months ended December 28, 2012. This increase was primarily due to the $0.9 million asset impairment charge and other third party costs of $0.4 million associated with our plans to transition our contract manufacturing and supply management to Jabil. We also incurred higher costs relating to the relocation of our new headquarters to Milpitas, California and recorded higher share-based compensation expenses compared to the same period a year ago. This was partially offset by a decrease in our compensation and related expenses as a result of decreased headcount, as well as lower bonus expense reflecting lower than expected achievement of performance metrics compared to last year as well as reductions in third party professional fees due to tighter control measures.
General and administrative expense increased $0.5 million or 1.7% to $27.0 million in the six months ended December 27, 2013 from $26.6 million in the six months ended December 28, 2012. This increase was primarily due to the $0.9 million asset impairment charge and other third party costs of $0.4 million associated with our plans to transition our contract manufacturing and supply chain management to Jabil. We also incurred higher costs relating to the relocation of our new headquarters to Milpitas, California and recorded higher share-based compensation compared to the same period a year ago. This was offset by decreases in our compensation and related expenses as a result of decreased headcount as well as lower bonus expense reflecting lower than expected achievement of performance metrics compared to last year and a reduction in third party professional fees due to tight control measures.
Restructuring. Total restructuring expense related to our restructuring action in fiscal 2012 was approximately $0.1 million and $0.6 million for the three and six months ended December 27, 2013, respectively and $2.9 million and $4.3 million for the three and six months ended December 28, 2012, respectively. As a result of the restructuring actions taken in Europe described above, we have incurred approximately $12.0 million of cumulative expense through December 27, 2013. We estimate that we will incur total pre-tax cash charges (including charges recorded in fiscal 2012 and 2013) of approximately $13.0 million consisting of charges of approximately $12.0 million for employee termination benefits and up to $1.0 million for the planned office and legal entity closures, including contract termination costs and other associated costs.
Total other income (expense), net
Total other income (expense), net for the three and six months ended December 27, 2013 and December 28, 2012 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 27, 2013	December 28, 2012	$	%	December 27, 2013	December 28, 2012	$	%

Interest income (expense), net	$(46)	$(112)	$66	58.9%	$(53)	$(267)	$214	80.1%
Other income (expense), net	1,685	213	1,472	691.1%	1,988	(894)	2,882	322.4%
Total other income (expense), net	$1,639	$101	$1,538	1,522.8%	$1,935	$(1,161)	$3,096	266.7%
Interest income (expense), net. Interest income (expense), net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds and U.S. treasury bills, as well as interest expense relating to our credit facility and to certain tax payments.
Other income (expense), net. Other income (expense), net during the three and six months ended December 27, 2013 consisted of foreign exchange gains (losses) as a result of the exchange rates primarily for the Euro, British Pound and Canadian dollar against the U.S. Dollar. We have a hedging strategy that is intended to mitigate the effect of exchange rate fluctuations on certain foreign currency balance sheet accounts and cash flows. In addition, during the three and the six months ended December 27, 2013, we also recorded $1.7 million of other income associated with a sale of an investment.
Income tax (benefit) provision
Income tax (benefit) provision for the three and six months ended December 27, 2013 and December 28, 2012 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 27, 2013	December 28, 2012	$	%	December 27, 2013	December 28, 2012	$	%

Income tax (benefit ) provision	$431	$(3,880)	$4,311	(111.1)%	$360	$(3,455)	$3,815	(110.4)%

We recorded a tax provision of $0.4 million each for the three and six months ended December 27, 2013. The tax provision primarily was comprised of tax liability computed based on the Company’s projected full-year foreign taxes, state taxes, and tax reserves and related interest, offset by tax benefits from the reversal of previously accrued interest and tax refund in foreign jurisdiction. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 27, 2013 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
We recorded a tax benefit of $3.9 million and $3.5 million for the three and six months ended December 28, 2012. The net tax benefit was primarily comprised of the reversal of previously recorded unrecognized tax benefits primarily in Canada, offset by tax liability computed based on the Company’s foreign projected financial results for the year ended June 28, 2013, state tax, and tax and interest for unrecognized tax benefits. The reversal in Canada was the result of an abatement of interest granted by the Canada Revenue Agency in connection with an audit, which concluded during fiscal 2013. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 28, 2012 primarily due to tax expense incurred by the Company's foreign subsidiaries with operating income, offset by the release of the unrecognized tax benefits due to lapse of statute of limitations, benefits from reversals of previously accrued taxes in foreign jurisdictions and benefit from utilization of net operating losses not previously recognized.
As of December 27, 2013, we have provided a partial valuation allowance against our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

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
All historical segment numbers for the three and six months ended December 28, 2012 have been recasted to conform to the three months ended December 27, 2013.

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
Operating results for our Compute segment for the three and six months ended December 27, 2013 and December 28, 2012 were as follow (in thousands except percentage):

	Three Months Ended		Change		Six Months Ended		Change
	December 27, 2013	December 28, 2012	$	%	December 27, 2013	December 28, 2012	$	%

Net revenue	$60,418	$109,129	$(48,711)	(44.6)%	$149,260	$239,929	$(90,669)	(37.8)%

Operating (loss) profit	$(2,784)	$7,175	(9,959)	(138.8)%	(583)	$10,976	(11,559)	(105.3)%

Operating margin	(4.6)%	6.6%		(11.2)%	(0.4)%	4.6%		(5.0)%
Revenue for our Compute segment decreased $48.7 million or 44.6% to $60.4 million in the three months ended December 27, 2013 from $109.1 million during the three months ended December 28, 2012. Revenue for our Compute segment decreased $90.7 million or 37.8% in the six months ended December 27, 2013 compared to $239.9 million in the six months ended December 28, 2012. These decreases were due primarily as a result of lower sales for our legacy cloud products. This is consistent with our strategic decision to withdraw from low margin commodity server infrastructure and to focus our investments in strategic areas of HPC, Big Data, storage and service. In addition, we were also negatively impacted by the spending freeze instituted by the federal government prior to its shutdown during the first fiscal quarter of 2014 and the after-effects which have delayed funding for certain federal programs.
Overall operating profit for our Compute segment decreased by $10.0 million to an operating loss of $2.8 million in the three months ended December 27, 2013 from $7.2 million operating profit in the three months ended December 28, 2012. Over all operating profit for our Compute segment decreased by $11.6 million to $0.6 million operating loss in the six months ended December 27, 2013 from $11.0 million operating income in the same period ended December 28, 2012. Although, the Compute segment generated higher product margins as a result of the decrease in legacy cloud products which has historically been less profitable, the relative fixed costs on significantly lower revenue volume negatively impacted the segment results during these periods. This was slightly offset by lower operating expenses due to reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions.
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
Operating results for our Storage segment for the three and six months ended December 27, 2013 and December 28, 2012 were as follow (in thousands except percentage):

	Three Months Ended		Change		Six Months Ended		Change
	December 27, 2013	December 28, 2012	$	%	December 27, 2013	December 28, 2012	$	%

Net revenue	$16,916	$18,911	$(1,995)	(10.5)%	$36,894	$34,426	$2,468	7.2%

Operating (loss) profit	$(495)	$618	$(1,113)	(180.1)%	$1,527	$(446)	$1,973	442.4%

Operating margin	(2.9)%	3.3%		(6.2)%	4.1%	(1.3)%		5.4%
Revenue for our Storage segment decreased $2.0 million or 10.5% to $16.9 million in the three months ended December 27, 2013 from $18.9 million in the three months ended December 28, 2012. Revenue for our storage segment during the three months ended December 27, 2013 was negatively impacted by the after-effects of the spending freeze instituted by the federal government which have delayed funding for certain federal programs.

For the six months ended December 27, 2013, our Storage segment's revenue increased $2.5 million or 7.2% to $36.9 million from $34.4 million in the six months ended December 28, 2012. This increase was due primarily as a result of higher revenue generated by increased demand in our storage infrastructure products compared to the same period a year ago offset slightly by the delayed funding for certain federal programs.
Overall operating profit for our Storage segment decreased by $1.1 million to $0.5 million operating loss in the three months ended December 27, 2013 from a $0.6 million operating income in the three months ended December 28, 2012. For the three months ended December 27, 2013, gross margins were about flat compared to the comparable period a year ago on lower revenue. In addition, the Storage segment incurred higher operating expenses due to increased development in research and development in order to capitalize on software acquired as part of the recent FileTek acquisition.
Overall operating profit for our Storage segment increased by $2.0 million to a $1.5 million operating income in the six months ended December 27, 2013 from a $0.4 million operating loss in the six months ended December 28, 2012. We benefited from the reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions expense; however this was offset by increased investment in research and development. We also experienced higher margins for some of our third party products that we sell to customers which also contributed to the higher profitability. In addition, during the three and six months ended December 28, 2012, our gross margin was negatively impacted by a few low margin deals that occurred in the first half of fiscal 2013 in Japan and Europe.

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
Operating results for our Service segment for the three and six months ended December 27, 2013 and December 28, 2012 were as follow (in thousands except percentage):

	Three Months Ended		Change		Six Months Ended		Change
	December 27, 2013	December 28, 2012	$	%	December 27, 2013	December 28, 2012	$	%

Net revenue	$38,726	$43,186	$(4,460)	(10.3)%	$77,425	$89,752	$(12,327)	(13.7)%

Operating profit	$15,343	$14,079	1,264	9.0%	$30,418	$29,027	$1,391	4.8%

Operating margin	39.6%	32.6%		7.0%	39.3%	32.3%		7.0%
Our service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Revenue for our Service segment decreased $4.5 million or 10.3% to $38.7 million in the three months ended December 27, 2013 from $43.2 million in the three months ended December 28, 2012. Revenue for our Service segment decreased $12.3 million or 13.7% to $77.4 million in the six months ended December 27, 2013 from $89.8 million in the six months ended December 28, 2012. The decreases for both the three and the six month period December 27, 2013 compared to the comparable period a year ago was primarily due to timing of professional services provided as well as a deterioration in customer service maintenance contracts. In addition, we experienced lower support revenue as our new products replace our installed base of older generation products.
Despite the decrease in revenue, overall operating profit increased for our Service segment during both the three and six months ended December 27, 2013 compared to the three and six months ended December 28, 2012. The Service segment was more profitable on lower revenue as we benefited from the reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions. During the three and six months ended December 27, 2013, we generated higher gross margins due to lower material costs and utilization of third third party providers. In addition, during the six months ended December 28, 2012, our gross margin was negatively impacted by a few low margin deals that occurred in the first half of fiscal 2013 in Japan and Europe.

Liquidity and Capital Resources
We had $113.4 million of unrestricted cash and cash equivalents at December 27, 2013 and $175.2 million at June 28, 2013. As of December 27, 2013, $60.0 million of cash was held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity, maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At December 27, 2013, we had short-term and long-term restricted cash of $4.6 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and to certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section entitled "Contractual Obligations and Other Commitments," in December 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million, which was increased to $40.0 million on May 1, 2012. On February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. The credit facility is intended to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. As of December 27, 2013 and June 28, 2013, we had no balance outstanding under the credit facility and the maximum amount available to be borrowed under the credit facility was approximately $23.0 million, taking into account a $2.0 million outstanding letter of credit backing the Company's obligations to a supplier.
At December 27, 2013, we believe our current cash and cash equivalents, in conjunction with the funds that may be drawn down under our credit facility, will be sufficient to fund working capital requirements, capital expenditures, stock repurchase, and operations for at least the next twelve months. We have implemented processes to more effectively monitor our working capital. We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing and collection from the customer. We intend to retain any future earnings to support operations, to finance the growth and development of our business and to fund our stock repurchase program. We do not anticipate paying any dividends in the foreseeable future. In June 2013, we signed a lease for a new headquarters facility and expect to incur approximately $10.8 million for capital expenditures less approximately $5.8 million in lease incentives.
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
The following is a summary of cash activity (in thousands):

	Six Months Ended
	December 27, 2013	December 28, 2012
Consolidated statements of cash flows data:
Net cash (used in) provided by operating activities	$(41,141)	$34,396
Net cash used in investing activities	(15,411)	(781)
Net cash used in financing activities	(4,009)	(13,194)
Effect of exchange rate changes on cash and cash equivalents	(1,179)	$(1,127)
Net (decrease) increase in cash	$(61,740)	$19,294

Operating Activities
Cash used in operating activities was $41.1 million for the six months ended December 27, 2013. Our net loss was $20.5 million for the six months ended December 27, 2013. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $7.4 million, share-based compensation expense of $6.5 million, a gain on sale of investment of $1.7 million, asset impairment charges of $0.9 million and $0.4 million of other items. Net change in operating assets and liabilities of $34.1 million contributed to the decrease in cash from operating activities. The primary uses of cash in operating activities were for increases in accounts receivable, inventory and prepaid expenses and other assets, and decreases in other operating liabilities and deferred revenue.. The increase in inventory reflects the timing of purchases to meet demands of large sales contracts that we anticipate shipping over the next few quarters. The primary sources of cash in operating activities were decreases in deferred cost of revenue and an increase in accounts payable.
For the six months ended December 27, 2013, accounts receivable increased $13.1 million reflecting the timing of revenue recognition and collections of the trade receivables and inventory increased $12.6 million reflecting the timing of customer shipments and acceptance of sales contracts. Additionally, deferred revenue decreased by $8.2 million primarily due to the timing of revenue recognition on sales transactions which were required to be deferred in accordance with our revenue recognition policy, other liabilities decreased by $7.2 million primarily due to the timing of payments and prepaid expenses and other assets increased by $0.8 million.
For the six months ended December 27, 2013, deferred cost decreased by $7.2 million and accounts payable increased $0.5 million, primarily due to the timing of payments.
Cash provided in operating activities was $34.4 million for the six months ended December 28, 2012. Our net loss was $7.6 million for the six months ended December 28, 2012. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $7.1 million, share-based compensation expense of $5.0 million and a release of previously recorded unrecognized tax benefits of $4.3 million. Net change in operating assets and liabilities contributed to the decrease in cash from operating activities of $34.1 million. The primary sources of cash in operating activities were increases in deferred revenue and decreases in accounts receivable and deferred cost of revenue. The primary uses of cash in operating activities were for purchases of inventory as well as decreases in accounts payable.
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
Investing Activities
Cash used in investing activities was $15.4 million in the six months ended December 27, 2013, primarily due to purchases of property and equipment of $6.7 million, cash used to acquire FileTek of $9.2 million and an increase in restricted cash of $1.2 million. This was offset by cash proceeds of $1.7 million for the sale of an investment.
Cash used by investing activities was $0.8 million in the six months ended December 28, 2012, primarily due to purchases of property and equipment of $2.0 million offset by proceeds from other individually immaterial investing activities of $1.2 million

Financing Activities
Cash used in financing activities was $4.0 million for the six months ended December 27, 2013, primarily due to the proceeds for the issuance of stock under our employee stock purchase plan and stock option exercises of $5.2 million. This was offset by the repurchase of shares of our common stock of $7.8 million and the funding of restricted stock units withheld for taxes of $1.4 million.
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
As of December 27, 2013, we had total outstanding commitments on non-cancelable operating leases of our real properties of $30.0 million, of which $23.5 million relates to our domestic leases. These domestic leases include our headquarters in Milpitas, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal 2024. The remainder of our domestic leases will expire in fiscal 2014 through 2016. As of December 27, 2013, we had total outstanding commitments of $6.3 million in non-cancelable international real property operating leases. The total outstanding commitments included $2.1 million relating to our leased facility in Japan, which we assumed as part of our acquisition of SGI Japan in March 2011. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our leases in Japan, that generally provide for a two-year renewal option.
As of December 27, 2013, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $1.0 million at December 27, 2013.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory. As of December 27, 2013, there were remaining commitments of approximately $18.7 million, of which $17.6 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Credit Facility—On December 5, 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a feature that allows the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012, the revolver amount was increased by $5.0 million to an aggregate principal amount of $40.0 million. On February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. As of December 27, 2013, we had no outstanding balance owed on the credit facility. As of December 27, 2013 and June 28, 2013, we had no balance outstanding under the credit facility and the maximum amount available to be borrowed under the credit facility was approximately $23.0 million, taking into account a $2.0 million outstanding letter of credit backing the Company's obligations to a supplier. This availability will fluctuate over time, and generally monthly, due to a variety of factors including our overall mix of sales and resulting accounts receivable with international and domestic customers, U.S. governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of our accounts receivable. See Note 16 to our unaudited condensed consolidated financial statements in this Form 10-Q for further information on the credit facility.

Uncertain Tax Positions—As of December 27, 2013, the net recorded tax liability for uncertain tax positions was $13.8 million, including interest and penalty. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.
Guarantees and Indemnifications—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at December 27, 2013 was $4.8 million, for which we have $4.6 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 27, 2013. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of December 27, 2013.
Off-Balance Sheet Arrangements—Our credit facility includes a $10.0 million letter of credit subfacility. As of December 27, 2013, we have a $2.0 million outstanding letter of credit to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement for the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of December 27, 2013.
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
We believe that the accounting policies discussed under Part I, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report are significantly affected by critical accounting estimates and that they are both highly important to the portrayal of our financial condition and results and require difficult management judgments and assumptions about matters that are inherently uncertain. Certain of these significant accounting policies are considered to be critical accounting policies.
Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Share-based compensation;

•	Restructuring reserve;

•	Inventory valuation;

•	Impairment of intangibles and long-lived assets;

•	Warranty reserve;

•	Retirement benefit obligations; and

•	Accounting for income taxes.

There have been no significant changes in the Company's significant accounting policies for the six months ended December 27, 2013 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report except as noted below.

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
Investment Risk
The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash, cash equivalents, and investments in high credit quality, readily liquid securities, primarily money market funds. Our portfolio of investments has original maturities of less than three months from date of purchase.
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
As of December 27, 2013, we held an immaterial amount of cash equivalents and we have $113.4 million cash on hand. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk. We believe that the current risk of loss in fair value resulting from interest rate changes is minimal. At December 27, 2013, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under our credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of December 27, 2013, we did not have any outstanding borrowings under our credit facility.
Foreign Exchange Risk
As of December 27, 2013, foreign currency cash accounts totaled $54.8 million, primarily in Japanese Yen, Euros, and British Pounds.
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

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information required to be disclosed in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 27, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 27, 2013, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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

ITEM 1A. Risk Factors
The risk factors presented below update the risk factors previously disclosed in our Annual Report. The following factors, along with those in the Annual Report and those described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be reviewed carefully, in conjunction with the other information contained in this Form 10-Q and our financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See the discussion of forward-looking statements in "Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customer Concentration-A relatively small number of customers that purchase our products in large quantities have historically accounted for a significant portion of our revenues. If we are unable to maintain or replace our relationships with such customers and/or diversify our customer base, our revenue may fluctuate or decline and our growth may be limited.
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For the three months ended December 27, 2013, our top five customers worldwide accounted for approximately 35% of our total revenues, with the U.S. government, excluding system integrators, accounting for approximately 15% of total revenue.
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
We generally derive a significant portion of our revenue directly from U.S. government entities, from research institutions funded by the U.S. government, and from system integrators that sell to the U.S. government through our subsidiary, Silicon Graphics Federal, LLC. For the three months ended December 27, 2013, such sales represented approximately 38% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to shut downs or changes in appropriation, budgetary priorities and debt limits by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.

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
Contract Manufacturing-We are dependent on contract manufacturers and partners to assemble and test certain of our products, and our failure to successfully manage our relationships with these contract manufacturers and partners could impair our ability to deliver systems that meet our and/or our customers’ expectations, which could damage our relationships with our customers and decrease our revenue.
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
We also announced recently that we have selected Jabil as our primary global manufacturing services and supply chain management provider subject to the execution of definitive agreements. We anticipate that the transaction with Jabil will close in February 2014 and will further increase our reliance and dependence on contract manufacturing. Because our products are very complex to manufacture, transitioning manufacturing activities from one manufacturing partner to another is complicated. If we fail to properly manage our relationship with Jabil or our other contract manufacturers or partners, or if one or more of them are not able to meet our manufacturing or capacity requirements, maintain our high standards of quality or experience delays or disruptions in their service delivery, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenue and negatively impact our growth.
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
Our stock price has experienced high volatility. For example, during the quarter ended December 27, 2013, our stock price fluctuated from a high of $16.35 to a low of $11.59. Investors may not be able to sell the shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

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
During the three months ended December 27, 2013, we derived approximately 48% of our revenue from sales outside of the United States. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
We have significant exposure to revenues, expenses and certain asset and liability balances denominated in currencies other than the U.S. Dollar. Changes in the exchange rates of major foreign currencies, particularly the Euro, Japanese Yen and British Pound, relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we have recently started to engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For the three months ended December 27, 2013, our revenue from our EMEA and APJ regions was $24.4 million and $29.0 million, respectively. As of December 27, 2013, the balance in our foreign currency cash accounts was $54.8 million. An increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
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
In order to secure components for the provision of products or services, at times we may enter into non-cancelable commitments with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components. Further, we compete in an industry that is characterized by rapid technological advances in hardware with frequent introduction of new products. With new product introductions, we face risks in predicting customer demand for the new products as well as the transition from existing products. If we do not make an effective transition from existing products to future products, we could have an oversupply of components. For example, DRAM can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. Additionally, if any of our suppliers of CPUs or graphic processing unit ("GPUs") were to increase the costs to us for components we use, we would either pass these price increases on to our customers, which could cause us to lose business from these customers, or we would need to absorb these price increases, which would cause our margins to decrease, either of which could adversely affect our business and financial results.
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
During the past few fiscal years, we have experienced significant changes in our management team in the roles of chief executive officer, chief financial officer, chief accounting officer, chief operating officer and head of sales. Our future success depends in large part upon the continued service and enhancement of our management team and our employees. If there are further changes in management, such changes could be disruptive and could negatively affect our operations, our culture and our strategic direction.
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
The following table summarizes the activity related to stock repurchases during the there months ended December 27, 2013:

Issuers Repurchases of Equity Securities
(in thousands, except per share amounts)
	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs

Sept. 28, 2013 - Oct. 25, 2013	95	$14.97	95	$7,742
Oct. 26, 2013 - Nov. 22, 2013	205	$12.52	205	$20,175
Nov. 23, 2013 - Dec. 27, 2013	60	$12.68	60	$19,415

Total	360	$13.94	360	$19,415
In January 2013, the Company's board of directors approved a plan for the Company to repurchase shares of its common stock with a market value of up to $15.0 million. In November 2013, the Company announced an increase in the authorized repurchase amount to $30.0 million. The Company's common stock may be repurchased in the open market or through negotiated transactions, including 10b5-1 trading plans that would enable the Company to repurchase its shares during periods outside of its normal trading windows. The repurchase program expires December 31, 2014. Purchases will cease if the authorized funds are spent or the program is discontinued. The Company is not obligated to acquire any particular amount of stock, and the program may be suspended or terminated at any time at the Company's discretion. These repurchases are reflected in our balance sheet as treasury stock and are available for future issuance.
During the three months ended December 27, 2013, the Company repurchased 360,000 shares of its common stock for approximately $4.7 million. Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 758,000 shares of its common stock for $10.6 million. As of December 27, 2013, the Company had a remaining authorization of $19.4 million for future share repurchases.

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
Dated: January 31, 2014