Form 10-Q
period 2014-03-28
Silicon Graphics International Corp
filed 2014-05-02
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 30, 2014, there were 34,556,935 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013

Revenue
Product	$82,664	$173,142	$253,013	$413,580
Service	38,240	44,545	114,845	132,112
Combined product and service	3,379	14,901	20,004	51,003
Total revenue	124,283	232,588	387,862	596,695
Cost of revenue
Product	69,276	144,190	209,749	343,184
Service	22,386	26,969	63,760	79,524
Combined product and service	1,551	8,937	11,552	31,721
Total cost of revenue	93,213	180,096	285,061	454,429
Gross profit	31,070	52,492	102,801	142,266
Operating expenses:
Research and development	17,327	15,518	47,063	45,017
Sales and marketing	19,105	19,824	55,516	59,059
General and administrative	16,431	14,924	43,460	41,496
Restructuring	9	740	646	5,081
Total operating expenses	52,872	51,006	146,685	150,653
(Loss) income from operations	(21,802)	1,486	(43,884)	(8,387)
Total other income (expense), net:
Interest income (expense), net	(41)	(11)	(94)	(278)
Other income (expense), net	533	(359)	2,521	(1,253)
Total other income (expense), net	492	(370)	2,427	(1,531)
Loss before income taxes	(21,310)	1,116	(41,457)	(9,918)
Income tax (benefit) provision	548	(8,108)	908	(11,563)
Net (loss) income	$(21,858)	$9,224	$(42,365)	$1,645

Basic and diluted net (loss) income per share
Basic	$(0.64)	$0.28	$(1.24)	$0.05
Diluted	$(0.64)	$0.27	$(1.24)	$0.05

Shares used in computing basic and diluted net (loss) income per share
Basic	34,325	33,201	34,199	32,593
Diluted	34,325	34,467	34,199	33,295

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013

Net (loss) income	$(21,858)	$9,224	$(42,365)	$1,645
Other comprehensive (loss) income:
Unrecognized gain on defined benefit plans, net of zero tax	30	44	90	128
Unrealized losses on derivatives instruments, net of zero tax	(299)	—	(1,550)	—
Unrealized losses on derivative instruments reclassified into earnings, net of zero tax	94	—	320	—
Foreign currency translation adjustment, net of zero tax	287	(492)	(691)	(705)
Other comprehensive income (loss)	112	(448)	(1,831)	(577)
Total comprehensive (loss) income	$(21,746)	$8,776	$(44,196)	$1,068

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 28, 2014	June 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$76,105	$175,181
Current portion of restricted cash	2,276	531
Accounts receivable, net of allowance for doubtful accounts of $1,073 and $1,074 as of March 28, 2014 and June 28, 2013, respectively	102,960	59,842
Inventories	71,731	61,770
Current portion of deferred cost of revenue	10,167	21,204
Prepaid expenses and other current assets	18,411	14,094
Total current assets	281,650	332,622
Non-current portion of restricted cash	2,078	2,853
Property and equipment, net	28,618	26,170
Goodwill and intangible assets, net	17,119	6,174
Non-current portion of deferred cost of revenue	6,392	7,281
Other assets	34,002	32,753
Total assets	$369,859	$407,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,631	$51,531
Accrued compensation	20,656	28,504
Current portion of deferred revenue	93,641	86,357
Other current liabilities	35,671	35,364
Total current liabilities	198,599	201,756
Non-current portion of deferred revenue	46,884	50,362
Long-term income taxes payable	9,997	10,149
Retirement benefit obligations	12,006	11,542
Other non-current liabilities	8,621	3,790
Total liabilities	276,107	277,599
Commitments and contingencies (Note 24)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 36,077 shares and 34,795 shares issued at March 28, 2014 and June 28, 2013, respectively	36	35
Additional paid-in capital	525,829	510,092
Treasury stock, at cost (1,526 shares at March 28, 2014 and 946 shares at June 28, 2013)	(15,736)	(7,692)
Accumulated other comprehensive loss	(3,982)	(2,151)
Accumulated deficit	(412,395)	(370,030)
Total stockholders' equity	93,752	130,254
Total liabilities and stockholders' equity	$369,859	$407,853

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 28, 2014	March 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(42,365)	$1,645
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,081	10,680
Share-based compensation	9,761	7,816
Release of liability for unrecognized tax benefits	—	(10,306)
Gain on investment	(1,717)	—
Assets impairment charges	890	—
Other	323	1,071
Changes in operating assets and liabilities:
Accounts receivable	(44,628)	(4,903)
Inventories	(13,483)	42,047
Deferred cost of revenue	11,619	26,118
Prepaid expenses and other assets	722	(8,000)
Accounts payable	(1,917)	(12,791)
Deferred revenue	1,962	(16,119)
Other liabilities	(4,105)	10,375
Net cash (used in) provided by operating activities	(71,857)	47,633
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,940)	(2,841)
Proceeds on sales of investment	1,717	—
Net cash used in acquisition	(9,200)	—
Other	(1,970)	1,743
Net cash used in investing activities	(24,393)	(1,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of credit facility	—	(15,300)
Funding of restricted stock units withheld for taxes	(2,096)	(1,375)
Purchase of treasury stock	(8,044)	(440)
Proceeds from issuance of common stock upon exercise of stock options	3,791	13,010
Proceeds from issuance of common stock under employee stock purchase plan	4,282	3,444
Net cash used in financing activities	(2,067)	(661)
Effect of exchange rate changes on cash	(759)	(1,331)
Net (decrease) increase in cash	(99,076)	44,543
Cash-beginning of period	175,181	104,851
Cash-end of period	$76,105	$149,394
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes refunded (paid)	$17	$(1,300)
Cash paid for interest	$102	$587
NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$633	$35
Inventory transfers to property and equipment	$2,072	$3,201

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the three months ended March 28, 2014 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 28, 2013 except as summarized below.
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
Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. This accounting standard was effective for the Company beginning in the third quarter of fiscal 2014. The adoption of this standard had no effect on the Company's condensed consolidated financial statements as it is consistent with our current practice.

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Closing Date (in thousands):

Amount
Tangible assets acquired	$169
Tangible liabilities assumed	(2,922)
Net tangible liabilities	(2,753)
Intangible assets	4,900
Goodwill	7,053
Total net asset acquired	$9,200
The fair value of the major components of the intangibles assets acquired and their estimated useful lives is as follows (in thousands):

		Weighted Average Useful Life
Intangible Asset Class	Fair Value	(in Years)
Purchased technology	$4,400	6.25
Maintenance and service agreements and related relationships	400	4
Trade name / trademarks	100	4
Total intangible assets	$4,900
Acquisition and integration costs directly related to the acquisition were $0.2 million and were recorded in selling, general and administrative expenses. Such costs are expensed in accordance with the authoritative guidance.
Unaudited Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations for the Company and FileTek on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2014. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2014. The pro forma financial information for the nine months ended March 28, 2014 include the business combination accounting effect on historical FileTek revenue, amortization and development charges from acquired intangible assets and related tax effects.

	Nine Months Ended
	March 28, 2014	March 29, 2013
	(In thousands, except per share amounts)

Revenue	$389,962	$601,708
Net (loss) income	$(42,018)	$2,392
Net (loss) income per share - basic	$(1.23)	$0.07
Net (loss) income per share - diluted	$(1.23)	$0.07

5. CONTRACT MANUFACTURING TRANSITION
In July 2013, the Company selected Jabil Circuit, Inc. ("Jabil") to be its primary global manufacturing services and supply chain management provider. The transition to Jabil was assumed to be implemented as a “manage in place” model, which utilizes existing SGI facilities and personnel. On November 18, 2013, the Company signed an asset purchase agreement with Jabil, whereby Jabil would purchase SGI’s primary manufacturing facility, located in Chippewa Falls, Wisconsin and certain other manufacturing assets for $6.3 million in cash.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The total carrying value of these assets held for sale were written down to their fair value of $6.3 million, resulting in an impairment charge of $0.9 million recorded in general and administrative expenses during the nine months ended March 28, 2014.
SGI also assumed that approximately 117 of its manufacturing personnel in Chippewa Falls would transfer to Jabil. The Company accrued approximately $0.7 million of compensation costs associated with the transfer of these employees as part of the agreement with Jabil which was recorded within cost of revenue.
Subsequent to March 28, 2014, the Company has decided to reevaluate with Jabil its outsourcing model given lower than anticipated volumes of Company product sales.  Accordingly, the Company is in the process of renegotiating with Jabil a mutually beneficial manufacturing arrangement, which could result in the termination of the building sale to Jabil.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	March 28, 2014
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Investments held by insurance companies	5,549	—	5,549	—	5,549
Derivative assets	1,166	—	1,166	—	1,166
Total assets measured at fair value	$6,845	$130	$6,715	$—	$6,845
Liabilities
Derivative liabilities	$3,133	$—	$3,133	$—	$3,133
Total liabilities measured at fair value	$3,133	$—	$3,133	$—	$3,133

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
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended March 28, 2014 and March 29, 2013. The Company’s cash equivalents, consisting of money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
Level 2 assets include investments that are pooled with other investments held by insurance companies within their general funds for our pension plans.  The investments held by the insurance companies are valued by taking the percentage owned by the plan in the underlying net asset value of the insurance company's general fund. The valuation of the underlying net assets of the insurance company's general fund is based on quoted market prices of the investments in active markets or for quoted market prices in active markets of similar assets. The market inputs used to value these instruments generally consist of market yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Pricing sources include industry standard data providers, security master files from large financial institutions and other third party sources. Our derivative financial instruments are classified within Level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
The fair values of accounts receivable, accounts payable, and accrued liabilities, due within one year approximates their carrying values because of their short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Long-Lived Assets
Long-lived assets held for sale had a carrying amount of $6.3 million, net of an impairment charge of $0.9 million which was included in net income for the nine months ended March 28, 2014. The assets held for sale as of March 28, 2014, relate to assets earmarked to be sold to Jabil as part of an asset purchase agreement associated with our plans to transition contract manufacturing and supply chain management to Jabil. Fair values for the impaired long-lived assets were measured using Level 3 inputs. See Note 5 for more information regarding the contract manufacturing transition.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Cash Flow Hedges
Beginning in fiscal 2014, we implemented a cash flow hedging strategy to protect anticipated non-functional currency revenues and expenses. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-U.S. Dollar ("USD") cash flows. In general, these foreign exchange contracts, carried at fair value, have maturities between one and twelve months. As of March 28, 2014, the Company has 21 open hedges with an average notional amount in USD equivalent to approximately $0.8 million. The Company currently designates hedges for the Euro, British Pound and the Australian Dollar. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. All amounts related to gains / losses on designated hedges, currently in accumulated other comprehensive income ("AOCI") are expected to be reclassified into earnings over the next 12 months.
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
Balance Sheet Hedges
Additionally, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities. As of March 28, 2014, the Company has 30 open non-designated hedges with an average USD-equivalent notional amount of approximately $2.0 million.
The before tax effect of derivative instruments for foreign exchange contracts designated as hedging instruments and non-designated hedging instruments in our condensed consolidated statement of operations during the three and nine months ended March 28, 2014 and March 29, 2013 was as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Location	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Designated Derivatives
Cash Flow Hedges:
Foreign exchange contracts (Effective portion)	Amount recognized in AOCI	$(299)	$—	$(1,550)	$—
Foreign exchange contracts (Effective portion)	Net revenues	(342)	—	(990)	—
Foreign exchange contracts (Effective portion)	Operating expenses	248	—	670	—
Foreign exchange contracts (Effective portion)	Other income (expense), net	(48)	—	40	—
Total		$(441)	$—	$(1,830)	$—
Non-designated Derivatives
Foreign exchange contracts	Other income (expense), net	$239	$(693)	$1,079	$428
Total		$239	$(693)	$1,079	$428

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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of March 28, 2014, was $2.0 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of March 28, 2014.
As of March 28, 2014, the Company has designated derivatives with notional values of approximately $41.4 million and non-designated derivatives with notional values of approximately $24.0 million in Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen and other currencies.
Derivative instruments are subject to master netting arrangements and are disclosed gross in the statement of financial position. The gross fair values and location of derivative instruments included in the condensed consolidated statement of financial position as of March 28, 2014 were as follows (in thousands):

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives
Foreign currency forward contracts	$1,166	$—	$—	$(1,166)	$—	$—
Total	$1,166	$—	$—	$(1,166)	$—	$—

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives
Foreign currency forward contracts	$(3,133)	$—	$—	$1,166	$—	$(1,967)
Total	$(3,133)	$—	$—	$1,166	$—	$(1,967)

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The gross fair value and location of derivative instruments held in the condensed consolidated statement of financial position as of March 28, 2014 and June 28, 2013 were as follows (in thousands):

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
Location	March 28, 2014	June 28, 2013	Location	March 28, 2014	June 28, 2013

Designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	$218	$—	Other current liabilities	$1,325	$—
Non- designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	948	69	Other current liabilities	1,808	208

Total derivatives	$1,166	$69		$3,133	$208
The following table provides the balances and changes in the accumulated other comprehensive loss (income) related to derivative instruments during the nine months ended March 28, 2014 (in thousands):

Amount
AOCI - Beginning balance of losses or (gain)	$—
Loss recognized in OCI on derivatives (effective portion) before reclassifications	1,550
Loss reclassified to income	(320)
AOCI - Ending balance of losses	$1,230
See Statement of Comprehensive (Loss) Income and Note 6 for more information regarding derivatives.

8. INVENTORIES
Inventories consist of the following (in thousands):

	March 28, 2014	June 28, 2013
Finished goods	$35,579	$11,332
Work in process	13,880	20,716
Raw materials	22,272	29,722
Total inventories	$71,731	$61,770
Finished goods include inventory in transit, at customer sites undergoing installation, or testing prior to customer acceptance; such amounts were $25.4 million at March 28, 2014 and $2.6 million at June 28, 2013.

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	March 28, 2014	June 28, 2013
Value-added tax receivable	$4,287	$5,626
Deferred tax assets	282	281
Prepaid taxes	1,172	1,229
Other prepaid and current assets	6,370	6,958
Assets held for sale	6,300	—
Total prepaid expenses and other current assets	$18,411	$14,094
Assets held for sale of $6.3 million relate to SGI’s primary manufacturing facility, located in Chippewa Falls, Wisconsin and certain other manufacturing assets earmarked to be sold to Jabil as part of an asset purchase agreement associated with our plans to transition contract manufacturing and supply chain management to Jabil. See Note 5 for additional information related to our contract manufacturing transition activities.

10. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill was as follows (in thousands):

	March 28, 2014	June 28, 2013
Goodwill	$8,584	$1,531
Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	March 28, 2014
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$7,300	$(6,835)	$465
Purchased technology	5	12,200	(7,138)	5,062
Customer backlog	(a)	10,540	(9,776)	764
Trademark/trade name portfolio	5	3,767	(3,620)	147
Patents and other	2(b)	2,297	(200)	2,097
Total		$36,104	$(27,569)	$8,535

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 28, 2013
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(5,750)	$1,150
Purchased technology	5	7,800	(6,000)	1,800
Customer backlog	(a)	10,540	(9,572)	968
Trademark/trade name portfolio	5	3,667	(3,072)	595
Patents and other	2(b)	330	(200)	130
Total		$29,237	$(24,594)	$4,643
(a) The customer backlog intangible asset is amortized as revenue recognition criteria is met for a particular customer order, reflecting the use of the asset.
(b) Includes other intangible asset with an indefinite life.
Intangible assets amortization expense was $1.0 million and $0.9 million in the three months ended March 28, 2014 and March 29, 2013, respectively. Intangible assets amortization expense was $3.0 million and $2.8 million in the nine months ended March 28, 2014 and March 29, 2013, respectively.
As of March 28, 2014, expected amortization expense for all intangible assets was as follows (in thousands):

Fiscal Year	Amortization Expense
2014 (remaining three months)	$967
2015	1,345
2016	1,264
2017	1,230
2018	571
Thereafter	1,061
$6,438

11. OTHER ASSETS
Other assets consist of the following (in thousands):

	March 28, 2014	June 28, 2013
Long-term service inventory	$16,024	$15,045
Restricted pension plan assets	8,374	7,822
Deferred tax assets	5,764	5,764
Long-term refundable deposits	3,072	3,178
Other assets	768	944
Total other assets	$34,002	$32,753

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

12. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	March 28, 2014	June 28, 2013
Accrued sales and use tax payable	$5,717	$9,545
Deferred tax liabilities	5,292	5,292
Accrued professional services fees	4,178	3,635
Accrued warranty, current portion	3,797	3,303
Income taxes payable	1,102	491
Accrued restructuring and severance	4,734	3,965
Other	10,851	9,133
Total other current liabilities	$35,671	$35,364

13. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	March 28, 2014	June 28, 2013
Accrued warranty, non-current portion	$1,988	$2,319
Other	6,633	1,471
Total other non-current liabilities	$8,621	$3,790

14. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Balance at beginning of period	$6,112	$6,541	$5,622	$7,302
Current period accrual	452	1,150	1,563	3,404
Warranty expenditures charged to accrual	(1,018)	(1,154)	(2,739)	(3,554)
Changes in accrual for pre-existing warranties	239	(241)	1,339	(856)
Balance at end of period	$5,785	$6,296	$5,785	$6,296

15. RESTRUCTURING ACTIVITY
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe.
Total expense incurred in connection with this restructuring plan for actions taken through March 28, 2014 was $12.0 million. This restructuring action is substantially complete.
The restructuring expense is included in operating expenses in the accompanying condensed consolidated statements of operations. The total restructuring liability was $0.3 million as of March 28, 2014, all of which is classified as current liabilities in the accompanying condensed consolidated balance sheet.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Activity in accrued restructuring for this restructuring action through March 28, 2014 was as follows (in thousands):

Employee Terminations
Balance at June 28, 2013	$2,417
Costs incurred	526
Cash payments	(1,176)
Balance at September 27, 2013	1,767
Costs incurred	111
Cash payments	(592)
Balance at December 27, 2013	1,286
Costs incurred	9
Cash payments	(961)
Balance at March 28, 2014	$334

16. CREDIT FACILITY
On December 5, 2011, the Company entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility included a feature that allows the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012, the revolver amount was increased by $5.0 million to an aggregate principal amount of $40.0 million. On February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. The credit facility includes a $10.0 million letter of credit subfacility. See Note 24 "Commitments and Contingencies" for more information regarding the letter of credit.
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
As of March 28, 2014, the Company had no outstanding balance owed on the credit facility. As of March 28, 2014, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million, which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier.
On January 16, 2014, the Company amended the credit facility to revise certain defined terms, to obtain consent for the Company’s proposed sale of manufacturing operations assets to Jabil and to obtain a release of liens with respect to such assets. The amendment also provided a waiver for certain technical defaults under the credit facility created by the Company relocating to Milpitas, CA and entering into the asset purchase agreement with Jabil. The Company was in compliance with all covenants under the credit facility, as of March 28, 2014.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

17. SHARE-BASED COMPENSATION
During the three and nine months ended March 29, 2013, the Company granted stock options and restricted stock units to employees and non-employee directors under the related 2005 Equity Incentive Plan and 2006 Equity Incentive Plan and issued shares of the Company's common stock to participating employees under its 2005 Employee Stock Purchase Plan. During the three and nine months ended March 28, 2014, the Company granted restricted stock units to employees and non-employee directors under its 2005 Equity Incentive Plan; however, there were no stock options granted during the respective periods. Total share-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Cost of revenue	$431	$391	$1,332	$1,262
Research and development	532	619	1,745	1,746
Sales and marketing	832	473	2,159	1,282
General and administrative	1,473	1,326	4,525	3,526
Total share-based compensation expense	$3,268	$2,809	$9,761	$7,816
Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Option Plan Shares
Risk-free interest rate	N/A	0.8%	N/A	0.7%
Volatility	N/A	65.1%	N/A	66.1%
Weighted average expected life (in years)	N/A	5.00	N/A	5.00
Expected dividend yield	N/A	—	N/A	—
Weighted average fair value	N/A	$5.66	N/A	$4.83

ESPP Plan shares
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Volatility	53.5%	82.6%	56.9%	83.0%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	—	—	—	—
Weighted average fair value	$4.95	$5.77	$5.62	$4.75

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Stock Option Activity
A summary of stock option activity for the nine months ended March 28, 2014 was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 28, 2013	2,281,401	$10.56
Options granted	—	—
Options exercised	(480,789)	7.89
Options cancelled	(130,858)	19.59
Balance at March 28, 2014	1,669,754	$10.62	5.90	$4,549
Vested and expected to vest at March 28, 2014	1,620,471	$10.65	5.84	$4,358
Exercisable at March 28, 2014	1,288,825	$10.83	5.34	$3,462
The total intrinsic value of options exercised in the nine months ended March 28, 2014 and March 29, 2013 was $3.8 million and $3.9 million, respectively. The total fair value of shares vested during the nine months ended March 28, 2014 and March 29, 2013 was $2.0 million and $3.2 million, respectively.
As of March 28, 2014, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.92 years.
Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the nine months ended March 28, 2014:

Number of Shares
Balance at June 28, 2013	1,337,767
Awarded	1,053,567
Released	(424,345)
Forfeited	(208,720)
Balance at March 28, 2014	1,758,269
Vested and expected to vest at March 28, 2014	1,370,066
In August 2013, the Company granted time-based RSUs ("executive time-based RSUs") and performance-based RSUs (“executive PSUs”) to members of the Company's executive management team.  The executive time-based RSUs vest quarterly over four years, subject to the recipient's continuous service through each vesting date. The executive PSUs are eligible to vest upon the achievement of certain financial performance criteria for the Company for fiscal 2014.  If the performance criteria are not met, none of the executive PSUs will vest and will be forfeited.  If the performance criteria are met, 25% of the executive PSUs would vest following the Company's public announcement of financial results for fiscal 2014 and the remaining 75% of the executive PSUs would vest in twelve quarterly installments thereafter, subject to the recipient's continued service through each vesting date.  For purposes of reporting and determining the share-based compensation expense as of March 28, 2014, the Company estimated that none of the PSUs will vest and will be forfeited.  The Company assesses the achievement of these performance metrics on a quarterly basis.
As of March 28, 2014, there was $9.4 million of total unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 1.81 years.

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

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
RSUs shares withheld for taxes	61,886	66,254	164,302	113,399
RSUs amounts withheld for taxes	$654	$995	$2,096	$1,371
Employee Stock Purchase Plan
At March 28, 2014, the total compensation cost related to options to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $0.8 million. This cost will be amortized on a straight-line basis over approximately 1.9 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the three and nine months ended March 28, 2014 and March 29, 2013.

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Shares issued	287,370	256,972	540,448	485,707
Weighted-average purchase price per share	$7.96	$6.76	$7.92	$7.09

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
These repurchases are reflected in our balance sheet as treasury stock and are available for future issuance. The following table shows the total number of shares repurchased during the period (in thousands, except per share amount):

	Treasury Stock
	Number of Shares	Amount	Average Purchase Price Per Share
Balance at June 28, 2013	946	$7,692	$8.13
Repurchase of Treasury Stock:
Three months ended September 27, 2013	200	3,056	15.28
Three months ended December 27, 2013	360	4,749	13.19
Three months ended March 28, 2014	20	239	11.95
Balance at March 28, 2014	1,526	$15,736	$10.31

Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 778,000 shares of its common stock for $10.8 million. As of March 28, 2014, the Company had a remaining authorization of $19.2 million for future share repurchases.

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
The following table sets forth the computation of basic and diluted net (loss) income per share for the three and nine months ended March 28, 2014 and March 29, 2013 (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Numerator:
Net (loss) income	$(21,858)	$9,224	$(42,365)	$1,645

Denominator:
Weighted-average common shares - basic	34,325	33,201	34,199	32,593
Effect of dilutive potential common shares	—	1,266	—	702
Weighted-average common shares - diluted	34,325	34,467	34,199	33,295

Basic net (loss) income per share	$(0.64)	$0.28	$(1.24)	$0.05
Diluted net (loss) income per share	$(0.64)	$0.27	$(1.24)	$0.05
The following potential common shares have been excluded from the basic net loss per share calculations, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Options, RSUs, and ESPP	3,558	2,623	3,604	3,230

20. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
The net periodic benefit cost of the German and Japan plans were comprised of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Net periodic benefit cost
Service cost	$105	$170	$324	$524
Interest expense	131	144	335	426
Expected return on plan assets	(41)	(45)	(119)	(138)
Amortization of actuarial losses	31	44	83	129
Net periodic benefit cost	$226	$313	$623	$941

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

21. INCOME TAXES
The Company recorded a tax provision of approximately $0.5 million and $0.9 million for the three and nine months ended March 28, 2014, respectively. The tax provision primarily was comprised of tax liability computed based on the Company’s projected full-year foreign taxes, state taxes, tax reserves and related interest, offset by tax benefits from the reversal of previously accrued interest and tax refunds in foreign jurisdictions. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 28, 2014 primarily due to the tax rate differential of the Company's foreign operations and, utilization of net operating losses not previously recognized.
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
As of March 28, 2014, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $5.4 million of gross unrecognized tax benefit as of March 28, 2014, of which $2.2 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of March 28, 2014, the Company also had approximately $8.0 million of interest and penalties attributable to the gross unrecognized tax benefits. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits.

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

All historical segment numbers for the three and nine months ended March 29, 2013 have been recasted to conform to the three and nine months ended March 28, 2014.
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
Segment Results
Summary information by operating segment for the three and nine months ended March 28, 2014 and March 29, 2013 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Total net revenue
Compute	$72,805	$160,367	$222,065	$400,296
Storage	13,122	26,773	50,016	61,199
Service	38,356	45,448	115,781	135,200
Total net revenue	$124,283	$232,588	$387,862	$596,695

Operating profit from reportable segments
Compute	$(655)	$14,681	$(1,238)	$25,657
Storage	(1,763)	(1,583)	(236)	(2,029)
Service	14,608	14,257	45,026	43,284
Total operating profit from reportable segments (1)	$12,190	$27,355	$43,552	$66,912
(1) The profitability of each of the segments is measured after excluding unallocated corporate charges, restructuring and severance, amortization of intangibles, share based compensation expenses, manufacturing transition costs, and other items as noted in the reconciliation below.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table reconciles segment results to our total company results from operations before taxes:

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in thousands)
Total reportable segments' operating profit	$12,190	$27,355	$43,552	$66,912
All other corporate charges:
Unallocated operating expenses	19,531	20,393	55,674	57,925
Restructuring and severance	7,145	1,744	9,210	7,157
Amortization of intangibles	1,047	923	2,933	2,839
Share based compensation	3,268	2,809	9,761	7,816
Manufacturing transition costs	350	—	2,556	—
Excess and obsolescence inventory charges	2,182	—	5,424	—
Other	469	—	1,878	(438)
Total all other corporate charges	33,992	25,869	87,436	75,299
Loss from operations, as reported	$(21,802)	$1,486	$(43,884)	$(8,387)
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
Customer information
For the three months ended March 28, 2014, one customer accounted for approximately 13% of the Company's revenue and various agencies of the United States government, excluding system integrators (collectively, U.S. government), accounted for approximately 14% of the Company's revenue. For the three months ended March 29, 2013, two customers each accounted for approximately 13% of the Company's revenue and various agencies of the United States government (collectively, U.S. government) accounted for approximately 26% of the Company's revenue.
At March 28, 2014, two customers accounted for approximately 10% of the Company's accounts receivable. At June 28, 2013, one customer accounted for approximately 20% of the Company's accounts receivable.
For the nine months ended March 28, 2014, various agencies of the U.S. government, excluding system integrators, accounted for approximately 20% of the Company's revenue. For the nine months ended March 29, 2013, one customer accounted for approximately 16% of the Company's revenue and various agencies of the U.S. government, excluding system integrators, accounted for approximately 18% of the Company's revenue.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Geographic Information
The following table presents revenue by geographic region for the three and nine months ended March 28, 2014 and March 29, 2013 (in thousands except percentages):

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013

Americas	$56,554	$142,215	$221,414	$377,958
As a percent of total net revenue	45.5%	61.1%	57.1%	63.4%
EMEA	15,221	54,059	65,291	110,254
As a percent of total net revenue	12.2%	23.2%	16.8%	18.5%
APJ	52,508	36,314	101,157	108,483
As a percent of total net revenue	42.2%	15.6%	26.1%	18.2%
Total revenue	$124,283	$232,588	$387,862	$596,695
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.
International sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were $45.6 million or 37% of revenue and $80.6 million or 21% of revenue for the three and nine months ended March 28, 2014, respectively. International sales to Japan and France both accounted for 10% or more of total revenue, were $66.7 million or 29% for the three months ended March 29, 2013. For the nine months ended March 29, 2013, our international sales to Japan, the only single foreign country which accounted for ten percent or more of revenues, were $83.7 million or 14% of revenue. No other individual foreign country's revenue accounted for 10% or more of revenues in the three and nine months ended March 28, 2014 and March 29, 2013.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

23. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at March 28, 2014 was $4.5 million for which the Company has $4.4 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the accompanying unaudited condensed consolidated balance sheets.

24. COMMITMENTS AND CONTINGENCIES
Letter of Credit
The Company's credit facility includes a $10.0 million letter of credit subfacility. As of March 28, 2014, the Company has a $2.0 million outstanding letter of credit to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. See Note 16 for more information regarding the credit facility.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 28, 2014. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of March 28, 2014.
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
Management has implemented a strategic plan which will drive changes in three major areas. First, we expect market growth in our core markets of high performance computing, storage and Big Data. We believe that these are the markets that will provide the biggest growth opportunity and we plan to sharpen our focus on winning large supercomputer procurements in both the public and private sectors. We are continuing to target our investments towards key vertical markets and horizontal solutions where we can provide the highest value to our customers and differentiate our offerings to gain both market share and margins in line with our business model. Second, we have a strong suite of products and go-to-market strategy aligned with these growing opportunities. We continue to introduce new products and new configurations and have increased our portfolio of software partners. Third, management continues to focus on opportunities to enhance operational efficiency and costs, most notably through our contract manufacturing initiative that we recently announced, but also through consolidation of additional legal entities and the realization of a full year of savings from our restructuring activities. We believe that this strategic plan will help create a strong foundation for our business results in the long-term.
Our revenue mix by geography shows that we continue to have strong international presence with 57.5% and 45.8% of total revenue from sales outside of the U.S. in the three and nine months ended March 28, 2014, respectively. Total revenue from sales outside of the U.S. in the three and nine months ended March 29, 2013 was 41.4% and 39.6% of total revenue, respectively. In addition, our customer base continues to expand in various sectors, including the public, cloud and manufacturing sectors.
Significant Events
Our financial results during the three and nine months ended March 28, 2014 were affected by certain significant events that should be considered in comparing the periods presented.
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
Contract Manufacturing Transition
In July 2013, we selected Jabil Circuit, Inc. ("Jabil") to be our primary global manufacturing services and supply chain management provider. The transition to Jabil was assumed to be implemented as a “manage in place” model, which utilizes existing SGI facilities and personnel. On November 18, 2013, we signed an asset purchase agreement with Jabil, whereby Jabil would purchase SGI’s primary manufacturing facility, located in Chippewa Falls, Wisconsin and certain other manufacturing assets for $6.3 million in cash. The total carrying value of these assets held for sale were written down to their fair value of $6.3 million, resulting in an impairment charge of $0.9 million recorded in general and administrative expenses during the nine months ended March 28, 2014.
We also assumed that approximately 117 of our manufacturing personnel in Chippewa Falls would transfer to Jabil. We accrued approximately $0.7 million of compensation costs associated with the transfer of these employees as part of the agreement with Jabil which was recorded within cost of revenue.
Subsequent to March 28, 2014, the Company has decided to reevaluate with Jabil its outsourcing model given lower than anticipated volumes of Company product sales.  Accordingly, the Company is in the process of renegotiating with Jabil a mutually beneficial manufacturing arrangement, which could result in the termination of the building sale to Jabil.

Results of Operations
Summarized below are the results of our operations for the three and nine months ended March 28, 2014 as compared to the three and nine months ended March 29, 2013.

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

•
Our total revenue for the three months ended March 28, 2014 was $124.3 million, a decrease of $108.3 million or 46.6%, from the comparable period in fiscal 2013. In addition, revenue decreased $208.8 million or 35.0% in the nine months ended March 28, 2014 from $596.7 million in the nine months ended March 29, 2013. The decrease experienced for both the three and nine month periods was due primarily to lower sales for our legacy cloud products. This is consistent with our strategic decision to withdraw from low margin commodity service infrastructure and to focus our investments in strategic areas of HPC, Big Data, storage and services. In addition, we were also negatively impacted by the spending freeze instituted by the federal government prior to its shutdown during the first fiscal quarter of 2014 and the after-effects which have delayed funding for certain federal programs.

•
Our overall gross margin increased by 2.4 percentage points from 22.6% in the three months ended March 29, 2013 to 25.0% in the three months ended March 28, 2014. The favorable change in the overall gross margin in the three months ended March 28, 2014 was primarily driven by a more profitable mix compared to the comparable quarter last year. As indicated above, we made a strategic decision to withdraw from low margin commodity service infrastructure which generated lower margins and we also benefited from a decrease in compensation and related expenses due to the reductions in headcount. In addition, during the third quarter of fiscal 2013, we were negatively impacted by a few significant low margin deals in Europe and Japan. This was partially offset by higher excess and obsolete charges related to our withdrawal from our legacy cloud business and higher severance expense as a result of cost savings actions. Our overall gross margin increased by 2.7 percentage points from 23.8% in the nine months ended March 29, 2013 to 26.5% in the nine months ended March 28, 2014. The favorable change in the overall gross margin in the nine months ended March 28, 2014 was primarily driven by a more profitable mix compared to the comparable period last year. We benefited from our strategic decision to withdraw from low margin commodity service infrastructure. We also benefited from a decrease in compensation and related expenses due to reductions in headcount. In addition, during the first and third quarters of fiscal 2013 we were impacted by a few significant low margin deals in Europe and Japan. This was partially offset by higher excess and obsolete inventory charges incurred during the nine months ended March 28, 2014 compared to the same period a year ago for inventory primarily related to our withdrawal from the legacy cloud business, the $0.7 million accrual for compensation costs associated with the anticipated transfer of employees as part of the agreement with Jabil as discussed above, as well as incremental severance costs associated with cost savings actions.

•
Our research and development and selling, general and administrative expenses were $52.9 million in the three months ended March 28, 2014 compared to $50.3 million in the prior year comparable quarter, an increase of approximately $2.6 million. The increase was attributed to an increase in severance expense as a result of cost savings actions taken during the three months ended March 28, 2014. This was partially offset by a decline in compensation and related expenses due to the reductions in headcount, along with lower spending due to tight expense controls. Our research and development and selling, general and administrative expenses were $146.0 million in the nine months ended March 28, 2014 compared to $145.6 million in the prior year comparable period, an increase of $0.5 million. The increase was attributed to an increase in severance expense as a result of cost savings actions taken during the nine months ended March 28, 2014, a $0.9 million asset impairment charge and other third party costs of $0.8 million associated with our plans to transition our contract manufacturing and supply chain management to Jabil, as well as higher costs relating to the relocation of our new headquarters located in Milpitas, California. This was partially offset by the decrease in compensation and related expenses due to reductions in headcount.

•
Total headcount as of March 28, 2014 was 1,239, which reflects a net reduction of 198 employees or approximately 14%, from 1,437 as of March 29, 2013 primarily due to the restructuring and cost reductions actions that occurred over the last twelve months, partially offset by the additional headcount acquired as part of the acquisitions made during the fiscal year. The savings from the headcount reductions, along with lower bonus and commissions, contributed to the reduction in expenses, however this was offset by the incremental severance expense that was recognized as part of the cost reduction actions taken during the fiscal 2014.

•
We recorded restructuring and severance expense of $7.1 million and $9.2 million in the three and nine months ended March 28, 2014, respectively, compared to $1.7 million and $7.2 million in the three and nine months ended March 29, 2013, respectively.

•
We recognized a net loss for the three months ended March 28, 2014 of $21.9 million compared to a net income of $9.2 million in the comparable quarter last year. For the nine months ended March 28, 2014 we recognized a net loss of $42.4 million compared to net income of $1.6 million in the nine months ended March 29, 2013. The unfavorable reductions in net income for both the three and nine months ended March 28, 2014 compared to the comparable periods last year was primarily driven by lower sales for our legacy cloud products and U.S. government-related contracts as previously discussed above as well as higher restructuring and severance costs and excess and obsolete inventory charges. In addition, during the three and nine months ended March 29, 2013, we also recognized an income tax benefit as a result of the unrecognized tax benefits compared to an income tax provision during the three and nine months ended March, 28, 2014. During the nine months ended March 28, 2014, we also recognized an impairment charge of $0.9 million and $0.8 million related to the Jabil transition as discussed above, as well as incremental expense related to the relocation of our headquarters in Milpitas. This was offset by $1.7 million in other income associated with the sale of an investment during the nine months ended March 28, 2014.

•
We are continuing to streamline our operations and maintain tight controls over our spending in order to help achieve our long-term operating targets and goals as well as to enable increased new investment in new products and emerging technologies.

Revenue, cost of revenue, gross profit and margin
Net Revenue

	Three Months Ended		2014 over 2013 Change	Nine Months Ended		2014 over 2013 Change
	March 28, 2014	March 29, 2013		March 28, 2014	March 29, 2013
	($ in thousands)			($ in millions)
Net revenue from products:
Compute	$72,805	$160,367	$(87,562)	$222,065	$400,296	$(178,231)
As a percent of total net revenue	58.5%	68.9%	(10.4) ppts	57.2%	67.0%	(9.8) ppts
Storage	13,122	26,773	(13,651)	50,016	61,199	(11,183)
As a percent of total net revenue	10.6%	11.6%	(1.0) ppts	12.9%	10.3%	2.6 ppts
Net revenue from products	85,927	187,140	(101,213)	272,081	461,495	(189,414)
Net revenue from services	38,356	45,448	(7,092)	115,781	135,200	(19,419)
As a percent of total net revenue	30.9%	19.5%	11.4 ppts	29.9%	22.7%	7.2 ppts
Total net revenue	$124,283	$232,588	$(108,305)	$387,862	$596,695	$(208,833)
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

The following table presents revenue by geographic region for the three and nine months ended March 28, 2014 and March 29, 2013 (in thousands except percentages):

	Three Months Ended		2014 over 2013 Change	Nine Months Ended		2014 over 2013 Change
	March 28, 2014	March 29, 2013		March 28, 2014	March 29, 2013

Americas	$56,554	$142,215	$(85,661)	$221,414	$377,958	$(156,544)
As a percent of total net revenue	45.5%	61.2%	(15.7) ppts	57.1%	63.3%	(6.2) ppts
EMEA	15,221	54,059	(38,838)	65,291	110,254	(44,963)
As a percent of total net revenue	12.2%	23.2%	(11.0) ppts	16.8%	18.5%	(1.7) ppts
APJ	52,508	36,314	16,194	101,157	108,483	(7,326)
As a percent of total net revenue	42.3%	15.6%	26.7 ppts	26.1%	18.2%	7.9 ppts
Total revenue	$124,283	$232,588	$(108,305)	$387,862	$596,695	$(208,833)
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.
Revenue generated in the Americas represented 45.5% of total revenue during the third quarter of fiscal 2014, or a decrease of 15.7 percentage points, from 61.2% during the comparable quarter last year. Revenue generated in the Americas represented 57.1% of total revenue during the nine months ended March 28, 2014, or a decrease of 6.2 percentage points, from 63.3% during the comparable period last year.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine months ended March 28, 2014 and March 29, 2013 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%

Total cost of revenue	$93,213	$180,096	$(86,883)	(48.2)%	$285,061	$454,429	$(169,368)	(37.3)%

Total gross profit	$31,070	$52,492	$(21,422)	(40.8)%	$102,801	$142,266	$(39,465)	(27.7)%

Total gross margin	25.0%	22.6%		2.4 ppts	26.5%	23.8%		2.7 ppts
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

Overall gross profit decreased by $21.4 million to $31.1 million in the three months ended March 28, 2014 from $52.5 million in the three months ended March 29, 2013 due to a decrease in revenue volume primarily related to lower sales for our legacy cloud products and U.S. government-related business. However, our overall gross margin increased to 25.0% in the three months ended March 28, 2014 from 22.6% in the three months ended March 29, 2013. The increase in gross margin for the three months ended March 29, 2013 was primarily driven by a more profitable mix compared to the comparable quarter last year due to a strategic decision to withdraw from low margin commodity service infrastructure and higher mix of service revenue which typically generates higher gross margins. In addition, we benefited from the decrease in compensation and related expenses due to the reductions in headcount. This was offset by an increase in severance expense due to cost savings actions and higher excess and obsolete inventory charges during the three months ended March 28, 2014 compared to the three months ended March 29, 2013. In addition, during the third quarter of fiscal 2013, our gross margins were negatively impacted as a result of the low margin deals in Japan and Europe, impacting both our product and service margins.
Overall gross profit decreased by $39.5 million to $102.8 million in the nine months ended March 28, 2014 from $142.3 million in the nine months ended March 29, 2013 due to a decrease in revenue volume primarily related to lower sales for our legacy cloud products and U.S. government-related business. However, our overall gross margin increased to 26.5% in the nine months ended March 28, 2014 from 23.8% in the nine months ended March 29, 2013. The increase in gross margins for the nine months ended March 28, 2014 was primarily driven by more favorable product mix due to our strategic decision to withdraw from low margin commodity server infrastructure and to focus our investments in strategic areas of HPC, Big Data, storage and services as well as a higher mix of service revenue which typically generates higher gross margins. We also benefited from the decrease in compensation and related expenses due to the reductions in headcount. This was slightly offset by higher excess and obsolete inventory charges during the nine months ended March 28, 2014 compared to the nine months ended March 29, 2013 as a result of our strategic withdrawal from the legacy cloud business. In addition, during the nine months of fiscal 2013, our gross margins were negatively impacted as a result of the low margin deals in Japan and Europe, impacting both our product and service margins.
Operating Expenses
Operating expenses for the three and nine months ended March 28, 2014 and March 29, 2013 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%

Research and development	$17,327	$15,518	$1,809	11.7%	$47,063	$45,017	$2,046	4.5%
Sales and marketing	19,105	19,824	(719)	(3.6)%	55,516	59,059	(3,543)	(6.0)%
General and administrative	16,431	14,924	1,507	10.1%	43,460	41,496	1,964	4.7%
Restructuring	9	740	(731)	(98.8)%	646	5,081	(4,435)	(87.3)%
Total operating expense	$52,872	$51,006	$1,866	3.7%	$146,685	$150,653	$(3,968)	(2.6)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense increased $1.8 million or 11.7% to $17.3 million in the three months ended March 28, 2014 from $15.5 million in the three months ended March 29, 2013. The increase in research and development expense was primarily due to higher severance expense of $2.0 million as a result of cost savings actions taken during the three months ended March 28, 2014.
Research and development expense increased $2.0 million or 4.5% to $47.1 million during the nine months ended March 28, 2014 compared to the nine months ended March 29, 2013. The increase in research and development expense was primarily due to an increase in severance expense as a result of cost savings actions taken during the nine months ended March 28, 2014. In addition, we received lower third-party funding during the nine months ended March 28, 2014 compared to the same time last year. However, this was offset by lower material costs due to the timing of investment in new product introductions and development activities and lower bonus expense reflecting lower than expected achievement of performance metrics compared to last year.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.

Sales and marketing expense decreased $0.7 million or 3.6% to $19.1 million in the three months ended March 28, 2014 from $19.8 million in the three months ended March 29, 2013. This decrease was primarily due to a decrease in our compensation and related expenses as a result of decreased headcount as well as lower commissions and bonus expense reflecting lower than expected achievement of sales commission targets and performance metrics compared to last year. These reductions were offset by higher severance expense as a result of cost savings actions taken during the three month ended March 28, 2014 as well as higher share-based compensation expenses.
Sales and marketing expense decreased $3.5 million or 6.0% to $55.5 million in the nine months ended March 28, 2014 from $59.1 million in the nine months ended March 29, 2013. This decrease was primarily due to a decrease in our compensation and related expenses as a result of decreased headcount as well as lower commissions and bonus expense reflecting lower than expected achievement of sales commission targets and performance metrics compared to last year. This decrease was offset by higher severance expense as a result of cost savings actions taken during the nine month ended March 28, 2014 as well as higher share-based compensation expenses.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, bad debt expense, share-based compensation, and facilities and information technology costs.
General and administrative expense increased $1.5 million or 10.1% to $16.4 million in the three months ended March 28, 2014 from $14.9 million in the three months ended March 29, 2013. The increase in general and administrative expense was primarily due to an increase in severance expense as a result of cost savings actions taken during the three months ended March 28, 2014. We also incurred higher costs for share-based compensation expenses and third party costs associated with our plans to transition our contract manufacturing and supply chain management to Jabil compared to the same period a year ago. This was partially offset by a decrease in bonus expense reflecting lower than expected achievement of performance metrics compared to last year and we also benefited from lower bad debt expense during the three months ended March 28, 2014 compared to the same time a year ago.
General and administrative expense increased $2.0 million or 4.7% to $43.5 million in the nine months ended March 28, 2014 from $41.5 million in the nine months ended March 29, 2013. The increase in general and administrative expense was primarily due to an increase in severance expense as a result of cost savings actions taken during the three months ended March 28, 2014 as well the $0.9 million asset impairment charge and other third party costs of $0.7 million associated with our plans to transition our contract manufacturing and supply chain management to Jabil. We also incurred higher costs relating to the relocation of our new headquarters to Milpitas, California and recorded higher share-based compensation compared to the same period a year ago. This was offset by decreases in our compensation and related expenses as a result of decreased headcount as well as lower bonus expense reflecting lower than expected achievement of performance metrics compared to last year and a reduction in third party professional fees due to tight control measures.
Restructuring. Total restructuring expense related to our restructuring action in fiscal 2012 was not material during the three months ended March 28, 2014 and was $0.7 million for the three months ended March 29, 2013. Restructuring expense for the nine months ended March 28, 2014 was $0.6 million compared to $5.1 million for the nine months ended March 29, 2013. As a result of the restructuring actions taken in Europe described above, we have incurred approximately $12.0 million of cumulative expense through March 28, 2014 (including fiscal 2012 and fiscal 2013). This restructuring action is substantially complete.
Total other income (expense), net
Total other income (expense), net for the three and nine months ended March 28, 2014 and March 29, 2013 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%

Interest income (expense), net	$(41)	$(11)	$(30)	(272.7)%	$(94)	$(278)	$184	66.2%
Other income (expense), net	533	(359)	892	(248.5)%	2,521	(1,253)	3,774	301.2%
Total other income (expense), net	$492	$(370)	$862	(233.0)%	$2,427	$(1,531)	$3,958	258.5%
Interest income (expense), net. Interest income (expense), net primarily consists of interest earned on our interest-bearing investment accounts which include money market funds and U.S. treasury bills, as well as interest expense relating to our credit facility and to certain tax payments.

Other income (expense), net. Other income (expense), net during the three and nine months ended March 28, 2014 consisted of foreign exchange gains (losses) as a result of the exchange rates primarily for the Euro, British Pound and Canadian dollar against the U.S. Dollar. We have a hedging strategy that is intended to mitigate the effect of exchange rate fluctuations on certain foreign currency balance sheet accounts and cash flows. In addition, during the nine months ended March 28, 2014, we also recorded $1.7 million of other income associated with a sale of an investment.
Income tax (benefit) provision
Income tax (benefit) provision for the three and nine months ended March 28, 2014 and March 29, 2013 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%

Income tax (benefit ) provision	$548	$(8,108)	$8,656	(106.8)%	$908	$(11,563)	$12,471	(107.9)%
We recorded a tax provision of $0.5 million and $0.9 million, for the three and nine months ended March 28, 2014, respectively. The tax provision primarily was comprised of tax liability computed based on the Company’s projected full-year foreign taxes, state taxes, and tax reserves and related interest, offset by tax benefits from the reversal of previously accrued interest and tax refunds in foreign jurisdictions. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 28, 2014 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
The Company recorded a tax benefit of $8.1 million and $11.6 million for the three and nine months ended March 29, 2013, respectively. The tax benefit primarily was comprised of the reversal of previously recorded unrecognized tax benefits primarily in Canada and Israel, and a refund of provincial taxes in Canada, partially offset by tax liability computed based on the Company’s projected foreign financial results for the year ending June 28, 2013, state taxes, and tax and interest for unrecognized tax benefits. The reversal of the unrecognized tax benefits in Canada and the recording of a provincial refund due to the Company was the result the conclusion of an income tax audit for fiscal years 1996 to 2004 by Canada Revenue Agency. The Company also recorded a tax benefit for the abatement of interest granted by the Canada Revenue Agency. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 29, 2013 primarily due to the tax rate differential of the Company's foreign operations, utilization of net operating losses, audit settlements and reversals of previously accrued taxes in foreign jurisdictions.
As of March 28, 2014, we have provided a partial valuation allowance against our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The amount of the valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.

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
All historical segment numbers for the three and nine months ended March 29, 2013 have been recasted to conform to the three months ended March 28, 2014.
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
Operating results for our Compute segment for the three and nine months ended March 28, 2014 and March 29, 2013 were as follow (in thousands except percentage):

	Three Months Ended		Change		Nine Months Ended		Change
	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%

Net revenue	$72,805	$160,367	$(87,562)	(54.6)%	$222,065	$400,296	$(178,231)	(44.5)%

Operating (loss) profit	$(655)	$14,681	$(15,336)	(104.5)%	$(1,239)	$25,657	$(26,896)	(104.8)%

Operating margin	(0.9)%	9.2%		(10.1) ppts	(0.6)%	6.4%		(7.0) ppts
Revenue for our Compute segment decreased $87.6 million or 54.6% to $72.8 million in the three months ended March 28, 2014 from $160.4 million during the three months ended March 29, 2013. Revenue for our Compute segment decreased $178.2 million or 44.5% to $222.1 million in the nine months ended March 28, 2014 compared to $400.3 million in the nine months ended March 29, 2013. These decreases were due primarily as a result of lower sales for our legacy cloud products. This is consistent with our strategic decision to withdraw from low margin commodity server infrastructure and to focus our investments in strategic areas of HPC, Big Data, storage and service. In addition, we were also negatively impacted by the spending freeze instituted by the federal government prior to its shutdown during the first fiscal quarter of 2014 and the after-effects which have delayed funding for certain federal programs.
Overall operating profit for our Compute segment decreased by $15.3 million to an operating loss of $0.7 million in the three months ended March 28, 2014 from $14.7 million operating profit in the three months ended March 29, 2013. Overall operating profit for our Compute segment decreased by $26.9 million to $1.2 million operating loss in the nine months ended March 28, 2014 from $25.7 million operating income in the same period ended March 29, 2013. The Compute segment generated higher product margins as a result of the decrease in legacy cloud products which has historically been less profitable. In addition, during the third quarter of fiscal 2013, our gross margins were negatively impacted as a result of the low margin deals in Japan and Europe, impacting our Compute margins. The segment also incurred lower operating expenses due to reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commission. However the relative fixed costs on significantly lower revenue volume negatively impacted the segment results during these periods.

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
Operating results for our Storage segment for the three and nine months ended March 28, 2014 and March 29, 2013 were as follow (in thousands except percentage):

	Three Months Ended		Change		Nine Months Ended		Change
	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%

Net revenue	$13,122	$26,773	$(13,651)	(51.0)%	$50,016	$61,199	$(11,183)	(18.3)%

Operating loss	$(1,763)	$(1,583)	$(180)	11.4%	$(236)	$(2,029)	$1,793	88.4%

Operating margin	(13.4)%	(5.9)%		(7.5) ppts	(0.5)%	(3.3)%		2.8 ppts
Revenue for our Storage segment decreased $13.7 million or 51.0% to $13.1 million in the three months ended March 28, 2014 from $26.8 million in the three months ended March 29, 2013. Revenue for our storage segment during the three months ended March 28, 2014 was negatively impacted by the after-effects of the spending freeze instituted by the federal government which have delayed funding for certain federal programs.
For the nine months ended March 28, 2014, our Storage segment's revenue decreased $11.2 million or 18.3% to $50.0 million from $61.2 million in the nine months ended March 29, 2013. This decrease was due primarily as a result of lower revenue generated in our storage infrastructure products as well as our third party products compared to the same period a year ago. In addition, our Storage business was also negatively impacted by the revenue reduction volume of our Compute business as we typically generate incremental revenue for storage products to provide our customers with a complete solution.
Overall operating loss for our Storage segment increased by $0.2 million to a $1.8 million operating loss in the three months ended March 28, 2014 from a $1.6 million operating loss in the three months ended March 29, 2013. For the three months ended March 28, 2014, gross margins were higher compared to the comparable period a year ago on lower revenue due to the fact that during the third quarter of fiscal 2013, our gross margins were negatively impacted as a result of the low margin deals in Japan and Europe, impacting our Storage margins. In addition, the Storage segment incurred lower operating expenses due to reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commission. This was partially offset by increased development in research and development in order to capitalize on software acquired as part of the recent FileTek acquisition.
Overall operating loss for our Storage segment decreased by $1.8 million to a $0.2 million operating loss in the nine months ended March 28, 2014 from a $2.0 million operating loss in the nine months ended March 29, 2013. For the nine months ended March 28, 2014, gross margins were higher compared to the comparable period a year ago on lower revenue due to the fact that during the first and third quarter of fiscal 2013, our gross margins were negatively impacted as a result of the low margin deals in Japan and Europe, impacting our Storage margins. We benefited from the reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions expense; however this was offset by increased investment in research and development.

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
Operating results for our Service segment for the three and nine months ended March 28, 2014 and March 29, 2013 were as follow (in thousands except percentage):

	Three Months Ended		Change		Nine Months Ended		Change
	March 28, 2014	March 29, 2013	$	%	March 28, 2014	March 29, 2013	$	%

Net revenue	$38,356	$45,448	$(7,092)	(15.6)%	$115,781	$135,200	$(19,419)	(14.4)%

Operating profit	$14,608	$14,257	351	2.5%	$45,026	$43,284	$1,742	4.0%

Operating margin	38.1%	31.4%		6.7 ppts	38.9%	32.0%		6.9 ppts
Our service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Revenue for our Service segment decreased $7.1 million or 15.6% to $38.4 million in the three months ended March 28, 2014 from $45.4 million in the three months ended March 29, 2013. Revenue for our Service segment decreased $19.4 million or 14.4% to $115.8 million in the nine months ended March 28, 2014 from $135.2 million in the nine months ended March 29, 2013. The decreases for both the three and the nine month period March 28, 2014 compared to the comparable period a year ago was primarily due to timing of professional services provided as well as a deterioration in customer service maintenance contracts. In addition, we experienced lower support revenue as our new products replace our installed base of older generation products.
Despite the decrease in revenue, overall operating profit increased for our Service segment during both the three and nine months ended March 28, 2014 compared to the three and nine months ended March 29, 2013. The Service segment was more profitable on lower revenue as we benefited from the reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions. During the three and nine months ended March 28, 2014, we generated higher gross margins due to lower material costs and utilization of third party providers. In addition, during the three and nine months ended March 29, 2013, our gross margin was negatively impacted by a few low margin deals that occurred in the during the first and third quarter of fiscal 2013 in Japan and Europe.

Liquidity and Capital Resources
We had $76.1 million of unrestricted cash and cash equivalents at March 28, 2014 and $175.2 million at June 28, 2013. As of March 28, 2014, $42.1 million of cash was held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity, maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At March 28, 2014, we had short-term and long-term restricted cash of $4.4 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and to certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section entitled "Contractual Obligations and Other Commitments," in December 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million, which was increased to $40.0 million on May 1, 2012. On February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. The credit facility is intended to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. As of March 28, 2014 and June 28, 2013, we had no balance outstanding under the credit facility. The maximum amount available to be borrowed under the credit facility was approximately $23.0 million, taking into account a $2.0 million outstanding letter of credit backing the Company's obligations to a supplier.
At March 28, 2014, we believe our current cash and cash equivalents, in conjunction with the funds that may be drawn down under our credit facility, will be sufficient to fund working capital requirements, capital expenditures, stock repurchase, and operations for at least the next twelve months. We have implemented processes to more effectively monitor our working capital. We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing and collection from the customer. We intend to retain any future earnings to support operations, to finance the growth and development of our business and to fund our stock repurchase program. We do not anticipate paying any dividends in the foreseeable future. In June 2013, we signed a lease for a new headquarters facility and incurred approximately $10.5 million for capital expenditures less approximately $5.7 million in anticipated lease incentives.
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
The following is a summary of cash activity (in thousands):

	Nine Months Ended
	March 28, 2014	March 29, 2013
Consolidated statements of cash flows data:
Net cash (used in) provided by operating activities	$(71,857)	$47,633
Net cash used in investing activities	(24,393)	(1,098)
Net cash used in financing activities	(2,067)	(661)
Effect of exchange rate changes on cash and cash equivalents	(759)	(1,331)
Net (decrease) increase in cash	$(99,076)	$44,543

Operating Activities
Cash used in operating activities was $71.9 million for the nine months ended March 28, 2014. Our net loss was $42.4 million for the nine months ended March 28, 2014. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $11.1 million, share-based compensation expense of $9.8 million, a gain on sale of investment of $1.7 million, asset impairment charges of $0.9 million and $0.3 million of other items. Net change in operating assets and liabilities of $49.8 million contributed to the decrease in cash from operating activities. The primary uses of cash in operating activities were for increases in accounts receivable and inventory, and decreases in other operating liabilities. The increase in inventory reflects the timing of purchases to meet demands of large sales contracts that we anticipate shipping over the next few quarters. The primary sources of cash in operating activities were decreases in deferred cost of revenue and increase in deferred revenue.
For the nine months ended March 28, 2014, accounts receivable increased $44.6 million reflecting the timing of revenue recognition and collections of the trade receivables and inventory increased $13.5 million reflecting the timing of customer shipments and acceptance of sales contracts. Additionally, accounts payable decreased $1.9 million and other liabilities decreased by $4.1 million primarily due to the timing of payments.
For the nine months ended March 28, 2014, deferred cost decreased by $11.6 million and prepaid expenses and other assets decreased by $0.7 million. Deferred revenue increased by $2.0 million primarily due to the timing of revenue recognition on sales transactions which were required to be recognized in accordance with our revenue recognition policy.
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
Investing Activities
Cash used in investing activities was $24.4 million in the nine months ended March 28, 2014, primarily due to purchases of property and equipment of $14.9 million, cash used to acquire FileTek of $9.2 million and an increase in restricted cash and other investment activities of $2.0 million. This was offset by cash proceeds of $1.7 million for the sale of an investment.
Cash used by investing activities was $1.1 million in the nine months ended March 29, 2013, primarily due to purchases of property and equipment of $2.8 million offset by proceeds from other individually immaterial investing activities of $1.7 million.

Financing Activities
Cash used in financing activities was $2.1 million for the nine months ended March 28, 2014, primarily due to the proceeds for the issuance of stock under our employee stock purchase plan and stock option exercises of $8.1 million. This was offset by the repurchase of shares of our common stock of $8.0 million and the funding of restricted stock units withheld for taxes of $2.1 million.
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
As of March 28, 2014, we had total outstanding commitments on non-cancelable operating leases of our real properties of $28.4 million, of which $23.0 million relates to our domestic leases. These domestic leases include our headquarters in Milpitas, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal 2024. The remainder of our domestic leases will expire in fiscal 2014 through 2018. As of March 28, 2014, we had total outstanding commitments of $5.4 million in non-cancelable international real property operating leases. The total outstanding commitments included $1.6 million relating to our leased facility in Japan, which we assumed as part of our acquisition of SGI Japan in March 2011. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our leases in Japan, that generally provide for a two-year renewal option.
As of March 28, 2014, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $0.9 million at March 28, 2014.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory. As of March 28, 2014, there were remaining commitments of approximately $12.1 million, of which $12.0 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Credit Facility—On December 5, 2011, we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility included a feature that allows the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012, the revolver amount was increased by $5.0 million to an aggregate principal amount of $40.0 million. On February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. As of March 28, 2014, we had no outstanding balance owed on the credit facility. As of March 28, 2014 and June 28, 2013, we had no balance outstanding under the credit facility. The maximum amount available to be borrowed under the credit facility was approximately $23.0 million, taking into account a $2.0 million outstanding letter of credit backing the Company's obligations to a supplier. This availability will fluctuate over time, and generally monthly, due to a variety of factors including our overall mix of sales and resulting accounts receivable with international and domestic customers, U.S. governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of our accounts receivable. See Note 16 to our unaudited condensed consolidated financial statements in this Form 10-Q for further information on the credit facility.

Uncertain Tax Positions—As of March 28, 2014, the net recorded tax liability for uncertain tax positions was $10.2 million, including interest and penalty. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.
Guarantees and Indemnifications—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at March 28, 2014 was $4.5 million, for which we have $4.4 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 28, 2014. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of March 28, 2014.
Off-Balance Sheet Arrangements—Our credit facility includes a $10.0 million letter of credit subfacility. As of March 28, 2014, we have a $2.0 million outstanding letter of credit to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement for the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of March 28, 2014.
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

There have been no significant changes in the Company's significant accounting policies for the nine months ended March 28, 2014 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report except as noted below.

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
As of March 28, 2014, we held an immaterial amount of cash equivalents and we have $76.1 million cash on hand. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk. We believe that the current risk of loss in fair value resulting from interest rate changes is minimal. At March 28, 2014, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under our credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of March 28, 2014, we did not have any outstanding borrowings under our credit facility.
Foreign Exchange Risk
As of March 28, 2014, foreign currency cash accounts totaled $40.4 million, primarily in Japanese Yen, Euros, and British Pounds.
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
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $4.0 million change in the value of our foreign currency cash accounts.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information required to be disclosed in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 28, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended March 28, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For the three months ended March 28, 2014, our top five customers worldwide accounted for approximately 45% of our total revenues, with the U.S. government, excluding system integrators, accounting for approximately 14% of total revenue.
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
We generally derive a significant portion of our revenue directly from U.S. government entities, from research institutions funded by the U.S. government, and from system integrators that sell to the U.S. government through our subsidiary, Silicon Graphics Federal, LLC. For the three months ended March 28, 2014, such sales represented approximately 36% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to shut downs or changes in appropriation, budgetary priorities and debt limits by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.

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
Because our products are very complex to manufacture, transitioning manufacturing activities to outside sources or from one manufacturing partner to another is complicated. If we fail to properly manage our relationship with our contract manufacturers or partners, or if one or more of them are not able to meet our manufacturing or capacity requirements, maintain our high standards of quality or experience delays or disruptions in their service delivery, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenue and negatively impact our growth.
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
Our stock price has experienced high volatility. For example, during the quarter ended March 28, 2014, our stock price fluctuated from a high of $14.06 to a low of $12.00. Investors may not be able to sell the shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

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
During the three months ended March 28, 2014, we derived approximately 58% of our revenue from sales outside of the United States. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
We have significant exposure to revenues, expenses and certain asset and liability balances denominated in currencies other than the U.S. Dollar. Changes in the exchange rates of major foreign currencies, particularly the Euro, Japanese Yen and British Pound, relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we have recently started to engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For the three months ended March 28, 2014, our revenue from our EMEA and APJ regions was $15.2 million and $52.5 million, respectively. As of March 28, 2014, the balance in our foreign currency cash accounts was $40.4 million. An increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
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
For example, the Financial Accounting Standards Board ("FASB") is currently working together with the International Accounting Standards Board ("IASB") to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow GAAP and those that are required to follow International Financial Reporting Standards ("IFRS"). These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, revenue recognition, lease accounting and financial statement presentation. We expect the SEC to make a determination regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.
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
The SEC adopted its final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning conflict minerals during August 2012. The objective of the rule is to reduce funding for armed groups that are abusing human rights in the "conflict region" as defined in the final rule. We are committed to compliance with the SEC's Conflict Minerals Rule and support its intended objective. This new rule requires us to: (1) determine whether conflict minerals (tin, tantalum, tungsten, gold or similar derivatives) are used in our products and, if so, determine if the minerals originated from the Democratic Republic of Congo (DRC) or its immediately adjoining countries; and (2), if so, conduct due diligence regarding the source and chain of custody of these conflict minerals to determine whether the conflict minerals financed or benefitted armed groups. The rule will require us to submit forms and reports to the SEC by June 2, 2014 and annually thereafter that disclose our determinations and due diligence measures. We are currently conducting conflict minerals due diligence with our supply chain partners and are working toward our June 2, 2014 deadline. Presently, we have not determined how many or if any of our supply chain partners use conflict minerals or how much expense our due diligence exercise will add to our operational cost. If we do not properly assess supply chain partners and appropriately control costs and budget for conflict minerals compliance, our results of operations and profitability in the future could suffer, our reputation could be harmed and our stock price could suffer as a result.

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
The following table summarizes the activity related to stock repurchases during the three months ended March 28, 2014:

Issuers Repurchases of Equity Securities
(in thousands, except per share amounts)
	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs

Dec. 28, 2013 - Jan. 24, 2014	20	$11.95	20	$19,176
Jan. 25, 2014 - Feb. 21, 2014	—	N/A	—	$19,176
Feb. 22, 2014 - Mar. 28, 2014	—	N/A	—	$19,176

Total	20	$11.95	20	$19,176
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
During the three months ended March 28, 2014, the Company repurchased 20,000 shares of its common stock for approximately $0.2 million. Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 778,000 shares of its common stock for $10.8 million. As of March 28, 2014, the Company had a remaining authorization of $19.2 million for future share repurchases.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

 EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
10.1	Amendment Number Six to Credit Agreement and Limited Waiver, Consent and Release dated January 16, 2014 by and among the Company and SGI Federal, and the Lenders and Agent	8-K	10.1	000-51333	January 21, 2014
31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
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
Dated: May 2, 2014