Form 10-K
period 2014-06-27
Silicon Graphics International Corp
filed 2014-09-08
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 27, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Select Market, was approximately $390,534,224. For purposes of this calculation, shares of common stock held by each officer and director of the Registrant and by each person who is known to own 10% or more of the outstanding common stock of the Registrant have been excluded since such persons may be deemed to be affiliates of the Registrant.  Such determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.
As of August 29, 2014, there were 34,609,203 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant's definitive proxy statement for its 2014 Annual Meeting of Stockholders, scheduled to be held on December 9, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be part of this Annual Report on Form 10-K.

SILICON GRAPHICS INTERNATIONAL CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 27, 2014

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
“Silicon Graphics,” “SGI,” “Accelerate,” “Altix,” “ArcFiniti,” “CloudRack,” “CXFS,” “Cyclone,” “DataRapter,” “DMF,” “FullCare,” “FullExpress,” “Global Developer Program,” “ICE,” “ICE Cube,” “InfiniteData,”“InfiniteStorage,” “LiveARC," “MineSet,” “NUMAflex,” “NUMAlink,” “Octane,” "OpenGL,” “Origin,” “ProPack,” “Rackable,” “REACT,” “SHMEM,” “StorHouse,” “Supportfolio,” “Tempo,” “Trusted Edge,” “UV,” “VizServer,” “XFS,” “ZeroWatt,” and the “Silicon Graphics” logo are registered or other trademarks of Silicon Graphics International Corp. or its subsidiaries in the U.S. and/or other countries.  Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

PART I
Item 1. Business
Overview
SGI is a global leader in high performance computing ("HPC"). We are focused on helping customers solve their most demanding business and technology challenges by delivering high performance computing and data analytics solutions that accelerate time to discovery, innovation and profitability.
We develop, market and sell a broad line of low cost, mid-range and high-end scale-out and scale-up servers, enterprise-class storage, differentiating software and designed-to-order solutions for large-scale data center deployments, coupled with global support and highly experienced professional services. SGI solutions are designed to deliver high impact results with lower total cost of ownership at the extremes of speed, scale and efficiency.
SGI solutions are utilized by scientific, business and government communities to fulfill highly data-intensive application needs in petascale environments. Delivering industry-leading computing power and fast and efficient data movement, both within the computing system and to and from large-scale data storage installations, SGI systems enable customers to access, analyze, transform, manage and visualize information in real and near real-time.
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
SGI has over 1,150 employees worldwide and has 632 granted and pending patents. SGI serves over 6,500 customers and sells products and services in 50 countries through a direct and indirect sales force, including original equipment manufacturers, system integrators and value added resellers. SGI has over 260 active partners. During fiscal 2014, 2013 and 2012, international revenue was approximately 52%, 38% and 41%, respectively, of our total revenue.
FileTek, Inc. Acquisition
On September 30, 2013, the Company acquired certain assets of FileTek, Inc. ("FileTek"), a global provider of high performance data analytics storage virtualization, large-scale data management, and active archive solutions. The total purchase price was approximately $9.2 million in cash. This acquisition expanded the Company's storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, SGI acquired FileTek's StorHouse and Trusted Edge software, worldwide customers, engineering team, and services and support resources.
The acquired assets and assumed liabilities were recorded by the Company at their estimated fair values. The Company determined the estimated fair values using estimates and valuations including discounted cash flow and cost approach analyses.
Fiscal Year
Included in this report are our consolidated balance sheets as of June 27, 2014 and June 28, 2013, the consolidated statements of operations, the consolidated statements of stockholders’ equity and the consolidated statements of cash flows for the fiscal years ended June 27, 2014 ("fiscal 2014"), June 28, 2013 ("fiscal 2013") and June 29, 2012 ("fiscal 2012").
The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Fiscal year 2014 was comprised of 52 weeks. Fiscal year 2013 was comprised of 52 weeks and fiscal year 2012 was comprised of 53 weeks.
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

A description of Company's three reportable segments is as follows:
Compute-The Compute solutions segment includes our scale-out computing, scale-up computing and software solutions. Compute solutions also include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability.
Storage-The Storage solutions segment includes both hardware and software offerings to address virtually every type of data storage and management requirement. Products range from entry-level disk arrays to complex storage systems, with innovative technology and hardware, to include the SGI Modular InfiniteStorage™ platform, SGI InfiniteStorage™ gateway and SGI CXFS™ file system. Our storage solutions are designed to provide extreme scale, broad flexibility and to minimize the cost to store data.
Service-The Service segment is comprised of customer service support and professional services. Our customer support organization provides ongoing maintenance and technical support for our products and some third-party products, as well as contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides value added services associated with technology consulting, project management and customer education, all of which help our customers realize the full value of their information technology investments.
The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenue is generally allocated based on the type of products and service provided to our customers. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A portion of the segments' expenses arise from shared services and infrastructure that the Company provides to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development and other corporate infrastructure expenses. The corporate charges that are directly attributable to the segments are allocated and are reassessed on a periodic basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The profitability of each of the segments is measured after excluding share based compensation expenses, amortization of intangibles, restructuring charges, manufacturing transition costs, general and administration charges, other unallocated corporate charges and other items as management does not include this information in its measurement of the performance of the operating segments.
Further information regarding our operating segments is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K and in Note 22 "Segment Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Customers
Direct sales to various agencies of the United States government, excluding system integrators accounted for 16%, 19%, and less than 10% of our revenue in fiscal 2014, 2013, and 2012, respectively. For fiscal 2013 and 2012, Amazon accounted for approximately 18% and 16% of our revenue, respectively.
Information regarding revenue and gross profit by reportable segments and revenue from our customers and by business unit is presented in Note 22 "Segment Information" to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.
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
We design our solutions for optimal performance, quick deployment, efficient operation, high system availability and broad serviceability. Our compute solutions incorporate premium quality components, selected for superior functionality and reliability, and are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability. Our storage solutions are designed to provide extreme scale, broad flexibility, and to minimize management overhead. We also integrate third-party hardware and software products into the compute and storage solutions we sell and provide a single source solution for our customers.

SGI data center technologies help reduce total cost of ownership. These include SGI® Power XE™ phase balanced power distribution with 99% power efficiency, maximum density at the cabinet and row levels, thermally neutral doors, self-adjusting fan arrays, cable reduction and higher temperature tolerance for operation up to 104°F (40°C).
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
 We group our solution offerings under these main categories: Scale-out Computing, Scale-up Computing, High Performance Data Analytics, Clustered and High Performance Storage, Software, Networking and Global Services.
Scale-out Computing:
Clusters are the workhorses of many applications in high-performance computing, running technical computing workloads as diverse as Computational Fluid Dynamics and bioinformatics, as well as high performance data analytics using Hadoop clusters. The design for SGI HPC cluster solutions begins with our Applications Engineering team of engineers and scientists, many at the Ph. D. level, who have years of experience working with customers and their applications in a variety of engineering and technical fields. This understanding of customer needs helps us to provide cluster solutions for customer workflows and data sets. SGI provides HPC cluster solutions for small design shops up to the largest corporations in the world.
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

•
SGI® ICE™ X is a distributed memory supercomputer. The fifth generation of our award-winning SGI ICE architecture for technical HPC, ICE X can deliver over 190 teraflops per rack and affordably scale from 36 to tens of thousands of nodes to solve the world's most complex problems. ICE X delivers a variety of innovative technologies including FDR Infiniband interconnect, an innovative double-density blade design, flexible power shelves, on-processor liquid cooling and “M-Cell” closed-loop cooling environment that allows warm water cooling. Its open x86 architecture makes it equally simple to deploy commercial, open source or custom applications on completely unmodified Novell® SLES® or Red Hat® Enterprise Linux® operating systems. ICE X supports the latest Intel® E5-2600 v2 processors and Intel Xeon® Phi™ Coprocessors. We have deployed numerous Petascale systems including NASA-Ames in Mountain View, California, Total in southwest France, and the US Air Force Research Lab in Ohio, AWE in the United Kingdom, and have a roadmap to Exascale computing at both the hardware and software level.

Scale-up Computing:

•
SGI UV 2 is the world's largest coherent in-memory system. In addition to being a real time analytic solution, SGI UV 2 is designed to address the most demanding data-intensive applications and accelerate the pace of innovation across a broad range of environments. Scaling up 2,048 cores and 64 TBs of shared memory, SGI UV 2 is managed and operated as a single system. It can run many compute-intensive workloads simultaneously. Utilizing the UV 2 large node in any cluster deployment also enables customers to address programming jobs and data sizes in CAE, Life Sciences and other markets that exceed the capacity of standard two or even four socket servers. Programming tools utilized with scale-out cluster solutions such as SGI Performance Suite can be used with SGI UV 2. And with SGI Management Center, users are able to manage our scale-out and scale-up solutions with a common application, simplifying administration. For smaller environments without information technology ("IT") resources to manage a complex scale-out cluster deployment, UV 2 can be utilized as the sole compute resource, with only a single server and operating system image. Customers interested in developing new applications will also be able to prototype new algorithms with the UV 2 hardware and open software architecture.

•
SGI UV for SAP HANA is a purpose-built appliance for the SAP HANA platform. This large-scale appliance uses in-memory SGI computing technology to enable real-time transactional and analytical processing for large enterprises. The appliance is a single-node, coherent shared-memory computer system that will scale seamlessly from 4 to 32 sockets.  Each socket supports up to 24 dual in-line memory modules (DIMMs) to enable a variety of configurations commensurate with a customer’s specific use case.  This solution is currently undergoing certification with our partner SAP.  We expect to launch our first HANA appliances in the second half of fiscal 2015.

High Performance Data Analytics Solutions:

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

•
SGI InfiniteData Cluster is a highly flexible cluster computing platform combining server and storage density with extreme, scale-out performance. Designed for HPC spanning High Performance Data Analytics and moderate technical computing environments, InfiniteData Cluster accelerates time to value in data and compute intensive environments with greater efficiency, less complexity, and at a lower cost.

•
SGI Graph, Fraud Analysis, Social Analytics and Genomics Solutions. Utilizing SGI® UV™ 2, the second generation of our Intel® Xeon® based scale-up servers, these solutions enable knowledge discovery, deliver real-time results and instant feedback versus batch jobs that might take hours or days to complete and allow customers to create new analyses quickly with ease of use. UV 2 leverages nearly twenty years of SGI technology to deliver the fastest and most scalable shared memory computer in the world, scaling from 16 to 4,096 processing cores with architectural provisioning for up to 262,144 cores, while supporting up to 64 terabytes of global shared memory in a single system image. UV 2 can support Novell® SLES® Linux and Red Hat® Enterprise Linux®. Superior performance is built into every SGI UV 2 system, leveraging our high-speed proprietary interconnect NUMAlink® 6 and MPI Offload Engine acceleration. Based on open standards, the system's x86 architecture leverages the quad-, six- or eight-core Intel® Xeon® E5-4600 series processor family, and allows for the use of completely unmodified Novell® SLES® or Red Hat® Enterprise Linux operating systems.

•
SGI® InfiniteStorage™ Gateway is an active archive appliance that enables enterprise IT organizations to address the volume challenges of High Performance Data Analytics. See Clustered and High Performance Storage.

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
Our data storage solutions are designed to meet the performance, scale, and efficiency needs of high performance technical computing and data analytics, cloud computing and active archiving of persistent data and include:

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

•
SGI Management Center is used to manage SGI HPC cluster solutions. Adding features such as GPU monitoring to the capabilities allows our customers to take advantage of the latest processors for accelerating the speed of their codes.

•
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

•
SGI Performance Suite software improves performance and provides key additional capabilities for developers of technical computing and high performance data applications on all of our systems that run standard Linux distributions. SGI Performance Suite software contains the following components: SGI® Accelerate™, SGI MPT, SGI REACT™ and SGI UPC. SGI Accelerate provides features that accelerate applications, enable development of parallel and real-time applications, and manage system resources for SGI's large scalable servers, clusters and storage. SGI Message Passing Interface ("MPI") contains the SGI Message Passing Toolkit ("MPT") for very high levels of scalability and performance of MPI applications on our systems. SGI REACT software provides features that enable real-time, guaranteed response time applications to run on SGI systems. SGI UPC is the SGI Unified Parallel Compiler which has optimizations for the SGI UV 2 server features.

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

SGI Global Services
The SGI Global Services organization is comprised of customer support services and professional services. Our customer support organization provides ongoing maintenance and technical support for our products and some third-party products, as well as contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides value added services associated with technology consulting, project management and customer education, all of which help our customers realize the full value of their information technology investments. SGI has developed four specific practices within professional services to address customer needs. Each practice was developed to provide differentiated solutions in the technology subject matter they address. Our focused Solution Practice Areas include: High Performance Data Analytics, Storage, High Performance Computing and Visualization. As of June 27, 2014, the organization staffed over 300 service professionals, providing services to customers in approximately 47 countries.

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
Support Services: The SGI Global Services organization offers market competitive warranties, generally from one (1) to three (3) years, and warranty upgrade options for products sold by our direct sales team and approved distributors and resellers. We are committed to meeting our customers' maintenance and support needs by providing a broad range of support programs from a cost effective self-care option to a 7x24 option for mission critical environments.
SGI customers may purchase a variety of support services plans. We offer several levels of support that vary depending on specific services, response times, coverage hours and duration. In addition to our industry leading standard support plans, our customer support services provide competitive advantages in the form of long-standing relationships with our customer base and the extensive expertise of our systems engineers. All services plans come standard with SGI Remote Services.
Remote Service: SGI Remote Services provide proactive monitoring, alerting and reporting of system events with a secure connection to SGI Customer Support-on demand.
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
We currently have direct sales personnel in various countries, including the United States, United Kingdom, France, Germany, Japan, Australia, Brazil, Canada, China, Czech Republic, Netherlands and Singapore. We augment our sales staff with indirect coverage via distributor and channel partner arrangements in countries in which we have a presence. In markets where we have no direct sales personnel, we provide our products through our distributors and channel partners. We are engaged in a multi-year program to further develop additional channel partner relationships in order to improve our indirect sales efforts, expand our customer base and enter new markets. Our direct sales personnel are responsible for managing all direct or indirect sales with specific named accounts and our channel sales personnel are responsible for managing all sales that are not with specific named accounts.

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
Marketing
Our marketing organization is active in all markets in which we sell products and services and continuously executes on programs that encompass sales tools, brand awareness and demand generation. The marketing team consists of product marketing, field marketing, corporate marketing and channel marketing. To showcase our solutions, expand our market presence, and enable our sales organization and channel partners to effectively pursue sales opportunities, we create and deliver a number of marketing vehicles including industry tradeshow and event activities, customer forums, webinars, advertisements and promotions, product demonstrations, web content, sales collateral and customer case studies. Our marketing channels include a mix of product-based activities which leverage our hardware and software expertise and industry-based activities which leverage our understanding of customer challenges and applications. Our marketing team also works with industry experts, analysts and members of the press to generate awareness about our products and services. Using our history and experience in the high performance computing community, we issue white papers on technology trends such as performance ratings, benchmark results, power, cooling and system management. We participate in worldwide business and industry events throughout the year as both exhibitors and speakers, thereby maintaining a constant presence with our customers, prospects and industry influencers.
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
Research and Development
Our research and development organization includes, but is not limited to, hardware design engineers, software engineers, application engineers, benchmarking engineers, and solution engineers.  We focus our research and development efforts where we believe we can develop compelling and differentiated solutions to our customers’ most challenging problems, thus growing our share of the markets we participate in. Focus areas in research and development include shared memory computing system architecture; integrated system implementation optimized for space, power, performance, reliability and usability; the Linux development and operating environment; software to differentiate the performance of our computing platforms; storage software to enable better performance, scalability and ease of management of large amounts of data; and innovative solutions that help solve our customer's toughest problems. We have developed cooperative working relationships with many of the world’s most advanced technology companies, such as Intel, to leverage their research and development capabilities. Additionally, we work closely with our customers to develop product innovations and incorporate these into subsequent product design. This cooperative approach allows us to develop products that meet our customers’ needs in a cost-effective manner. We monitor new technology developments, new component availability and the impact of evolving standards through customer and supplier collaboration. From time to time, we accept third-party funding, provided the work being funded is consistent with and contributes to our strategic roadmap.

SGI UV System Development. We have invested significantly in the development of application-specific integrated circuits ("ASICs") and interconnect technology in order to extend our leadership in coherent shared-memory systems. The UV shared-memory system based on the latest generation of our NUMAlink interconnect and NUMAflex architecture increases substantially the performance and scalability of our single system image shared-memory products, incorporates hybrid processing elements, and provides optimized features to enhance in-memory application performance on a cluster computing system. We expect these design efforts to propel growth in adoption of the UV platform in technical computing, high performance data analytics, and as solutions to the needs of commercial customers employing in-memory databases for real time enterprise applications.
SGI ICE X System Development.  We continue to invest aggressively in the SGI ICE X platform, which offers market leading system configuration flexibility and is based on the InfiniBand interconnect. The focus remains on maintaining the product’s leadership in speed, scalability, and power and thermal efficiencies, while enhancing its flexibility in terms of configurations, topologies, and interconnect technologies. We are also enhancing the product’s reliability, availability, serviceability, and interoperability in our designs.
Storage. We design, develop, and integrate hardware and software solutions for file serving, data management, and data archival for petascale environments. The focus remains to maintain our leadership in speed, scalability, and efficiency (both in power and asset utilization). We design or select “best-in-class” storage hardware such as disk arrays and controllers from OEM suppliers that meet the particular needs of our customers’ applications and environments. Our engineers design software for efficient data access and management of these storage systems and we qualify storage systems ranging from small appliances to enterprise-class storage systems. We tightly integrate the storage software and hardware systems, and we optimize the software in our storage solutions for capacity-driven and performance-driven applications and environments.
Software. Our research and development efforts include the development of software libraries, tools and utilities that facilitate extremely efficient management and operation of our systems, and enable software applications to run faster on our systems. We continue to enhance the SGI Management Center, our premier policy-based software tool for managing high performance, highly scalable technical computing environments, with a focus on accelerated system provisioning, proactive system health management, and system power management at the job level.
Application Engineering and Benchmarking. Our global benchmarking and solutions centers provide a full range of our server and storage hardware and software, integrated in a wide variety of configurations, for applications testing, benchmarking, and performance tuning. At these centers, the highly skilled personnel in our application engineering and benchmarking teams work with end-users to build and optimize large-scale cluster computing systems, conduct proof-of-concept testing, and simulate end-user applications. Through these centers, we also provide demonstrations of the standardized SGI workflow solutions we have developed and are developing for our strategic vertical markets. In addition, the SGI® Global Developer Program provides ISVs, systems integrators, and consultants technical information for developing and porting their applications, as well as access to our online systems to streamline the implementation.
We believe that focused investments in research and development are critical to our future performance and competitiveness in the marketplace. Our investments in this area will directly enhance our current product line and enable the development of new products that will provide differentiated and compelling solutions to the expanding range of challenges faced by our current and prospective customers. The execution of our business strategy relies on continued investment in engineering research and product development.
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

In July 2013, the Company selected Jabil Circuit, Inc. ("Jabil") to be its primary global manufacturing services and supply chain management provider. The transition to Jabil was expected to be implemented as a “manage in place” model, which utilizes existing SGI facilities and personnel. On November 18, 2013, the Company signed an asset purchase agreement with Jabil, whereby Jabil would purchase SGI’s primary manufacturing facility, located in Chippewa Falls, Wisconsin. During the fourth quarter of fiscal 2014, the Company reevaluated its outsourcing model given lower than anticipated volumes of Company product sales.  On August 4, 2014, the Company terminated the planned manage-in-place outsourcing structure and the asset purchase agreement referenced above. The Company agreed to pay approximately $0.6 million to Jabil for certain assets that were purchased for the manage-in-place model as well as for costs associated with streamlining the manufacturing process. The Company will continue to optimize all of its manufacturing capabilities with the objective of improving efficiency and flexibility. See Note 4 "Contract Manufacturing Transition" in our audited financial statements in this Form 10-K for further information on the contract manufacturing transition.
Competition
High performance server and storage markets are highly competitive, with rapid technological advances and constantly improving price/performance ratios. These advances and pricing pressures result in frequent product introductions and short product life cycles. We believe that purchasers make buying decisions based on many factors, including: solution features, performance, and scale, quality and reliability, application availability, ease of system management, customization, price/performance ratios, total cost of ownership and quality customer service and support. We believe we compete effectively in each of these areas by providing differentiated solutions that address the needs of our customers.
The market for our products is highly competitive, dynamic and subject to changing technology, customer needs and new product introductions. In the server market we compete primarily with large, build-to-order vendors of x86 servers based in the United States such as Dell Inc. (“Dell”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Oracle Corporation (“Oracle”) and Cray, Inc. (“Cray”). In the storage market we compete primarily with Dell, HP, IBM, Oracle, EMC Corporation (“EMC”), NetApp, Inc. (“NetApp”) and Hitachi Data Systems, Inc. (“HDS”). In addition, particularly in the storage market, there are many new companies introducing new products and technology with which we may compete.
Our largest competitors have considerably greater financial, technical, development and sales and marketing resources, broader name recognition and larger customer bases than us. Because a computing system is a substantial investment that can require extensive service and support commitments, company size can have a significant impact on purchase decisions. In addition, large competitors can leverage business lines we do not have to broaden offerings and support deep discounting to gain market share.
Proprietary Rights and Licenses
We rely on a combination of patent, trademark, copyright and trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties. We have 632 granted patents and pending applications in the United States and abroad, and we intend to continue to protect our intellectual property with patents. We also hold various U.S. and foreign trademarks as well as copyrights in our original software. Although we believe the ownership of patents, copyrights, trademarks and service marks, and trade secrets is an important factor in our business and that our success depends in part on ownership rights, we rely primarily on the innovative skills, technical competence and marketing abilities of our personnel to differentiate our products and services within the marketplace.
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
Backlog
We manufacture products based on a combination of specific order requirements and forecasts of our customers’ demand. Orders are generally placed by customers on an as-needed basis. An accepted order can be canceled only with our written consent, and only on terms that will indemnify us against resulting losses, including, but not limited to, any costs already incurred in performing the order. In certain circumstances, purchase orders are subject to change with respect to quantity of product or timing of delivery resulting from changes in customer requirements. We experience some quarterly variability in our product and service revenue in any given period. Factors impacting the amount of product and service revenue in any given period includes deployment time of our larger systems, manufacturing and delivery schedules, changes in delivery schedules requested by our customers and the timing of our product development. Our business is also characterized by intra-quarter variability in demand and varying customer delivery and acceptance schedule. Accordingly, the timing for recognition of our backlog as revenue may be difficult to predict and current levels of backlog may not be a meaningful indicator of future revenue in any given quarter.
Environmental Laws
Our products and certain aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Certain of these laws also pertain to tracking and labeling potentially harmful substances that have been incorporated into our products. These laws require us to know whether certain substances are present in our products, and to what degree. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Compliance with environmental laws and regulations across multiple jurisdictions is complex and will require further capital expenditures in future periods, including expenditures for the implementation of new processes in supply chain management and order fulfillment. We believe that these expenditures are necessary to maintain our presence and competitive position in certain markets, including in particular the European Union. No material capital expenditures for environmental control facilities were made in fiscal 2014 and none are planned for the fiscal year ending June 26, 2015 ("fiscal 2015"). See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Employees
As of June 27, 2014, we had over 1,150 employees worldwide. Our future success will require that we continue to retain and motivate highly qualified technical, sales, marketing, finance and management personnel. We have never had a work stoppage, and none of our U.S. employees are represented by a labor union. We have workers’ councils where required by the European Union or other applicable laws. We have employment-related agreements with a number of key employees or where required by applicable law. In general, where permitted by applicable law, employment with the Company is considered "at will" and our employment related agreements are not for a defined term.
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

Our website address is www.sgi.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on the investor relations section of our website, www.sgi.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Directors are also posted on our website at http://investors.sgi.com/. Copies are also available, without charge, from the Corporate Secretary, Silicon Graphics International Corp., 900 North McCarthy Blvd, Milpitas, California, 95035. The information contained in, or that can be accessed through, our website is not incorporated by reference herein.
Executive Officers of the Registrant
Our executive officers, their ages and positions as of September 8, 2014 are as follows:

Name	Age	Position
Jorge Titinger	53	Chief Executive Officer, President and Director
Robert Nikl	59	Executive Vice President and Chief Financial Officer
Cassio Conceicao	51	Executive Vice President & Chief Operating Officer
Jennifer Pileggi	50	Senior Vice President, General Counsel and Corporate Secretary
Mekonnen Asrat	46	Vice President, Corporate Controller and Principal Accounting Officer

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
Mekonnen Asrat joined SGI in June 2012 as our Vice President and Corporate Controller and since August 2012 has served SGI as our Principal Accounting Officer. Previously, Mr. Asrat served as Senior Director, Corporate Controller of Advantest America, Inc., a subsidiary of Advantest Corporation, (a company in the semiconductor automated test equipment business) from March 2011 to June 2012. Prior to that, Mr. Asrat served as Director and Controller at Verigy Ltd. for its Memory Test Solutions business unit, from January 2008 to June 2011 and as Director of SEC Reporting from June 2006 to December 2007. Verigy was acquired by Advantest Corporation in July 2011. Prior to Verigy, Mr. Asrat held a variety of accounting and financial planning and analysis roles at Agilent Technologies, Inc., Hewlett-Packard Company and Ernst & Young LLP. Mr. Asrat is a certified public accountant, actively licensed in California and holds a Master of Professional Accounting degree from the University of Texas at Arlington and a Bachelor of Arts in Economics from the College of William & Mary in Virginia.

Item 1A. Risk Factors
Customer Concentration—A relatively small number of customers that purchase our products in large quantities have historically accounted for a significant portion of our revenue. If we are unable to maintain or replace our relationships with such customers and/or diversify our customer base, our revenue may fluctuate or decline and our growth may be limited.
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For fiscal 2014, our top five customers worldwide accounted for approximately 35% of our total revenue, with the U.S. government, excluding system integrators, accounting for 16%.
This customer concentration increases the risk of quarterly fluctuations in our revenue and operating results. The loss or reduction of business from one or a combination of our significant customers, for example as a result of a customer's capital expenditure budget reductions or U.S. Government spending reductions, could materially adversely affect our revenue, financial condition and results of operations.
U.S. Government Sales—We derive a significant portion of our revenue from customers who directly or indirectly receive funding from the U.S. government. If our U.S. government-related sales decrease, or our ability to do business with the U.S. government or entities funded by the U.S. government is disrupted or limited, our operating performance could be adversely affected.
We generally derive a significant portion of our revenue directly from U.S. government entities, from research institutions funded by the U.S. government, and from system integrators that sell to the U.S. government through our subsidiary, Silicon Graphics Federal, LLC. For fiscal 2014, such sales represented approximately 38% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.
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
Strong Competition—We face competition from the leading enterprise computing companies in the world as well as from emerging companies. Some of our competitors have greater name recognition and capital resources than we do. If we are unable to compete effectively, we might not be able to achieve sufficient market penetration, revenue growth or profitability.
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
Despite our historical success in growing our revenue from certain agencies of the U.S. government as well as higher education, we have had limited success in broadening our base of enterprise customers. We have modified our go-to-market (GTM) strategy and have invested in sales and marketing personnel and programs to increase penetration of our HPC, Storage and High Performance Data Analytics solutions among enterprise customers. If we are not successful in increasing sales of our solutions into enterprise customers, our growth opportunities may be limited.
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

•	changes in the mix of products sold due to differences in profitability among our products;

•	write-off of excess and obsolete inventory;

•	impairment and shortening of the useful life of assets;

•	unexpected changes in the price for, and the availability of, components from our suppliers;

•	our ability to enhance our products with new and better designs and functionality;

•	our ability to timely bring new capabilities to market combining our products and technologies with those produced by our strategic partners and OEMs to address new market opportunities;

•	costs associated with obtaining components to satisfy customer demand;

•	productivity and growth of our sales force;

•	actions taken by our competitors, such as new product announcements or introductions or changes in pricing;

•	market acceptance of newer products,

•	technology regulatory compliance, certification and intellectual property issues associated with our products;

•	the payment of unexpected legal fees and potential damages or settlements resulting from protecting or defending our intellectual property or other matters;

•	the payment of significant damages, settlements or contractual penalties resulting from faulty or malfunctioning products or the provision of services unsatisfactory to our customers;

•	compliance costs associated with new laws, rules and regulations, including environmental regulations;

•	the payment of unexpected intellectual property licensing royalties to third parties who successfully assert that our product(s) infringe their intellectual property rights;

•	the departure and acquisition of key management and other personnel; and

•	general economic trends, including changes in information technology spending or geopolitical events such as war or incidents of terrorism.
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
During fiscal 2014, 2013 and 2012, we derived approximately 52%, 38% and 41% of our revenue from sales outside of the United States, respectively. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

•	supporting multiple languages;

•	recruiting sales and technical support personnel internationally with the skills to design, manufacture, sell and support our products;

•	complying with governmental regulations, including obtaining required import or export approval for our products;

•	increased complexity and costs of managing international operations;

•	increased exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices that favor local competition;

•	longer sales cycles and manufacturing lead times;

•	financial risks such as longer payment cycles and difficulties in collecting accounts receivable;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	ineffective legal protection of intellectual property rights;

•	more complicated logistics and distribution arrangements;

•	additional taxes and penalties;

•	inadequate local infrastructure that could result in business disruptions;

•	global political and economic instability; and

•	other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious diseases.
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
Our stock price has experienced high volatility. For example, during fiscal 2014, our stock price fluctuated from a high of $20.79 to a low of $8.30. Investors may not be able to sell shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

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
If we fail to properly manage our relationships with our other contract manufacturers or partners, or if one or more of them are not able to meet our manufacturing or capacity requirements, maintain our high standards of quality or experience delays or disruptions in their service delivery, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenue and negatively impact our growth.
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
We have significant exposure to revenue, expenses and certain asset and liability balances denominated in currencies other than the U.S. Dollar. Changes in the exchange rates of major foreign currencies, particularly the Euro, Japanese Yen and British Pound, relative to the U.S. Dollar, can significantly affect revenue and our operating results. Our revenue and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For fiscal 2014, 2013 and 2012, our combined revenue from our EMEA and APJ regions was $252.4 million, $270.7 million and $279.2 million, respectively. As of June 27, 2014 and June 28, 2013, the balance in our foreign currency cash accounts was $75.6 million and $54.8 million, respectively. An increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
In fiscal 2013, we implemented a balance sheet hedging strategy intended to mitigate our currency exposures related to remeasuring monetary assets and liabilities by entering into foreign currency forward contracts that have maturities generally of three month or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts. In fiscal 2014, we implemented a cash flow hedging strategy and used forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-USD cash flows to further mitigate the effect of exchange rate fluctuations for these currencies.

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

In order to secure components for the provision of products or services, at times we may enter into non-cancelable commitments with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components. Further, we compete in an industry that is characterized by rapid technological advances in hardware with frequent introduction of new products. With new product introductions, we face risks in predicting customer demand for the new products as well as the transition from existing products. If we do not make an effective transition from existing products to future products, we could have an oversupply of components. For example, DRAM can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. Additionally, if any of our suppliers of CPUs, such as Intel, or GPUs such as, NVIDIA were to increase the costs to us for components we use, we would either pass these price increases on to our customers, which could cause us to lose business from these customers, or we would need to absorb these price increases, which would cause our margins to decrease, either of which could adversely affect our business and financial results.
In addition to the component parts, we currently integrate ASICs in many of our products. The development of an ASIC is costly and may take up to many months to develop. These costs typically are expensed as incurred as research and development costs and will cause volatility in our operating results and may cause them to fluctuate significantly.
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

Financial Reporting Risks-We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations. In addition, changes in accounting standards could also adversely affect our reported operating results.
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on experience and other factors. Our most critical accounting estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, and we may be required to restate our financial results for prior periods which could cause our stock price to decline.
We prepare our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"). These principles are subject to interpretation by the SEC, the Financial Accounting Standards Board (FASB) and various other bodies formed to interpret and create appropriate accounting principles and guidance. A change in existing principles or guidance can have a significant effect on our reported results and may retroactively affect previously reported results. Additionally, proposed accounting standards could have a significant impact on our operational processes, revenue and expenses, and could cause unexpected financial reporting fluctuations.
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
The global economy has experienced significant uncertainty, stock market volatility, tightened credit markets, concerns about both deflation and inflation, reduced demand for products, lower consumer confidence, reduced capital spending, liquidity concerns and business insolvencies. Declines and uncertainty about economic conditions could negatively impact our customers' businesses, causing our customers to postpone their decision-making or decrease their spending or affecting our customers' ability to pay for our products, which would harm our operating results. In addition, if one or more of our current service providers, manufacturers and other partners go out of business, it could directly affect our ability to attain our operating goals on schedule and on budget.
If the global economy experiences uncertainty, our ability to obtain credit on favorable terms could be jeopardized. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and could require us to change our business plans. Furthermore, should any of our banking partners declare bankruptcy or otherwise default on their obligations, it could adversely affect our financial results and our business.
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
In addition, we are also subject to risks related to ownership of our patentable inventions as a result of recent changes in U.S. patent law under the America Invents Act (“AIA”). As a result of the AIA, the United States is now a “first-to-file” system. For any patent applications that are filed on or after March 16, 2013 and that do not otherwise properly claim the benefit of an application filed before that March 16, 2013 date, said applications will be subject to the new “first-to-file” requirements versus the “first-to-invent” standard of law that existed prior to that date. Accordingly, with respect to patent applications filed on or after March 16, 2013, even if we are the first to invent, we will not obtain ownership of an invention unless we are the first to file a patent application or can establish that such an earlier filing is derived from a previous public disclosure of our inventive work. If we are the first to invent but not the first to file a patent application, we will not be able to fully protect our intellectual property rights and may be found to have violated the intellectual property rights of others if we continue to operate in the absence of a patent issued to us. If we are not the first to file one or more patent applications to protect our intellectual property rights when the new patent regime becomes effective, we may be required to redesign our technology, cease using the related technology or attempt to license rights from another party, any of which could materially harm our business, financial condition and results of operations.
Open Source Software-Our use of open source and third-party software could limit our sales and growth opportunities and impose unanticipated conditions or restrictions on our ability to commercialize our products.
We incorporate open source software into our products. A majority of the server systems that we sold in fiscal 2014, 2013 and 2012 ran on the Linux® operating system. Products based on the Linux operating system and sold by other software vendors have been the subject of intellectual property infringement litigation, including litigation by Microsoft Corporation. It is possible that a party could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under the GNU General Public License or other open source software licenses. In addition, the GNU General Public License has itself been, and may be in the future, a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation. Any ruling by a court that the Linux operating system or significant portions of it may not be copied, modified or distributed, that users or distributors of Linux must pay royalties to Microsoft or others or that these licenses are not enforceable could also impede broader Linux adoption and materially harm our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their data center systems. The failure of our customers and potential customers to purchase and adopt open standard-based technologies could have a material adverse impact on our ability to maintain or generate additional revenue.
 In addition, open source software is made available to us and to the public by its authors or other third parties under licenses that impose certain obligations on licensees in the event those licensees re-distribute or make derivative works of the open source software. The terms of many open source licenses have not been interpreted by United States or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. In this event, we could be required to seek licenses from third parties in order to continue offering our products, to make generally available, in source code form, proprietary code that links to certain open source modules, to re-engineer our products, or to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which might harm our business, operating results and financial condition.

Litigation—Adverse litigation results could affect our business.
We may be subject to legal claims or regulatory matters involving consumer, stockholder, competition and other issues on a global basis. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more of our products. If we were to receive an unfavorable ruling on a matter, our business, operating results or financial condition could be materially harmed. Additional information regarding legal matters is discussed under "Legal Proceedings" in Part I, Item 3 of this Annual Report on Form 10-K.
Global Restructuring—We may not fully realize the anticipated positive impacts to future financial results from our restructuring efforts.
While we have undertaken restructuring efforts to streamline operations and reduce operating expenses, we may undertake additional restructuring efforts or other cost reduction measures in the future. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts and costs reduction measures within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as negotiations with third parties. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts and cost reduction measures. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such actions, and our business and results of operations could be adversely affected.
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
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NASDAQ Global Select Market and the FASB. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Our efforts to comply with new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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
Conflict Minerals Risks—We are subject to the SEC's rules regarding the use and disclosure of conflict minerals, which we expect will increase our operating and compliance costs and could potentially harm our reputation, causing a decline in our stock price.
The SEC adopted its final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning conflict minerals in August 2012. The objective of the rule is to reduce funding for armed groups that are abusing human rights in the "conflict region" as defined in the final rule. This new rule requires us to: (1) determine whether conflict minerals (tin, tantalum, tungsten, gold or similar derivatives) are used in our products and, if so, determine if the minerals originated from the Democratic Republic of Congo (DRC) or its immediately adjoining countries; and (2), if so, conduct due diligence regarding the source and chain of custody of these conflict minerals to determine whether the conflict minerals financed or benefitted armed groups. The rule requires us to submit forms and reports to the SEC annually that disclose our determinations and due diligence measures. We are currently conducting conflict minerals due diligence with our supply chain partners. Presently, we have not determined how many or if any of our supply chain partners use conflict minerals or how much expense our due diligence exercise will add to our operational cost. If we do not properly assess supply chain partners and appropriately control costs and budget for conflict minerals compliance, our results of operations and profitability in the future could suffer, our reputation could be harmed and our stock price could suffer as a result.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our properties consist of leased and owned facilities used for manufacturing, warehouse, sales and marketing, research and development, services and support and administrative purposes worldwide. As of June 27, 2014, we owned and leased approximately 624,000 square feet of space in our domestic and international locations. We owned approximately 43% of this space and leased the remaining approximately 57%.
Approximately 87% of our owned and leased properties are located in the United States. These domestic locations are primarily located in Milpitas, California, which is our corporate headquarters, and in Chippewa Falls, Wisconsin, which is where our manufacturing and warehouse facilities are located. Our international locations, which comprise approximately 13% of all our properties, are mainly located in Tokyo, Japan, Paris, France, Munich, Germany, and Winnersh, United Kingdom. Our international properties are primarily used for sales, services, research and development and administrative offices.
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

Fiscal Year Ending June 27, 2014	High	Low
Fourth Quarter	$13.34	$8.30
Third Quarter	14.06	12.00
Second Quarter	16.35	11.59
First Quarter	20.79	13.58

Fiscal Year Ending June 28, 2013	High	Low
Fourth Quarter	$15.10	$11.83
Third Quarter	15.93	9.95
Second Quarter	10.64	7.47
First Quarter	9.49	5.97
Holders
As of August 29, 2014, there were 34,609,203 shares of our common stock outstanding. As of August 29, 2014, we had nine registered holders of record of our outstanding common stock. A substantially greater number of holders of our outstanding common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have never declared or paid any dividends on our capital stock and our current credit facility restricts our ability to declare or pay dividends. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future.
Recent Sale of Unregistered Securities
None
Issuer Purchases of Equity Securities
The following table summarizes the activity related to stock repurchases during the fourth quarter ended June 27, 2014:

Issuers Repurchases of Equity Securities
(in thousands, except per share amounts)
	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs

Mar. 29, 2014 - Apr. 25, 2014	—	N/A	—	$19,176
Apr. 26, 2014 - May 23, 2014	223	$9.52	223	$17,050
May 24, 2014 - Jun. 27, 2014	95	$8.67	95	$16,235

Total	318	$9.26	318	$16,235

In January 2013, the Company's board of directors approved a plan for the Company to repurchase shares of its common stock with a market value of up to $15.0 million. In November 2013, the Company announced an increase in the authorized repurchase amount to $30.0 million. The Company's common stock may be repurchased in the open market or through negotiated transactions, including 10b5-1 trading plans that would enable the Company to repurchase its shares during periods outside of its normal trading windows. The repurchase program expires December 31, 2014. Purchases will cease if the authorized funds are spent or the program is discontinued. The Company is not obligated to acquire any particular amount of stock, and the program may be suspended or terminated at any time at the Company's discretion. These repurchases are reflected in our balance sheet as treasury stock and are available for future issuance
During fiscal year 2014, the Company repurchased approximately 898,000 shares of its common stock for approximately $11.0 million. Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,095,000 shares of its common stock for $13.8 million. As of June 27, 2014, the Company had a remaining authorization of $16.2 million for future share repurchases.

Performance Graph (1)
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on June 26, 2009 through market close on June 27, 2014, for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the RDG Technology Composite Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Silicon Graphics International Corp., the NASDAQ Composite Index, and the RDG Technology Composite Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
6/26/09
6/25/10
6/24/11
6/29/12
6/28/13
6/27/14
Silicon Graphics International Corp.
NASDAQ Composite
RDG Technology Composite

*$100 invested on 6/26/09 in stock or 6/30/09 index, including reinvestment of dividends. Indexes calculated on month-end basis.

	6/26/2009	6/25/2010	6/24/2011	6/29/2012	6/28/2013	6/27/2014
Silicon Graphics International Corp.	100.00	177.07	336.03	140.17	292.14	206.55
NASDAQ Composite	100.00	117.06	154.79	167.05	197.48	259.41
RDG Technology Composite	100.00	116.59	150.95	164.67	180.09	236.65

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

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012	June 24, 2011	June 25 2010
	(in thousands, except per share amounts)
Revenue	$529,946	$767,227	$752,987	$629,568	$403,717
Gross profit (1)	138,407	189,052	193,817	169,812	89,589
Loss from continuing operations before income taxes (2)	(52,802)	(15,443)	(23,460)	(19,991)	(93,302)
Income tax provision (benefit) from continuing operations	12	(12,623)	1,001	1,242	(4,441)
Net loss from continuing operations	(52,814)	(2,820)	(24,461)	(21,233)	(88,861)
Income from discontinued operations	—	—	—	—	409
Income tax benefit from discontinued operations	—	—	—	—	—
Income from discontinued operations, net of tax	—	—	—	—	409
Net loss	$(52,814)	$(2,820)	$(24,461)	$(21,233)	$(88,452)

Basic and dilutive net (loss) income per share:
Continuing operations	(1.54)	(0.09)	(0.77)	(0.69)	(2.95)
Discontinued operations	—	—	—	—	0.01
	$(1.54)	$(0.09)	$(0.77)	$(0.69)	$(2.94)

Shares used in computing basic and diluted net (loss) income per share:	34,260	32,909	31,653	30,608	30,130

	June 27, 2014	June 28, 2013	June 29, 2012	June 24, 2011	June 25 2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$109,297	$175,181	$104,851	$139,868	$129,343
Working capital	57,470	130,866	112,960	133,970	124,495
Total assets	364,938	407,853	496,880	538,009	497,212
Total liabilities	282,786	277,599	385,988	414,723	362,283
Total stockholders’ equity	82,152	130,254	110,892	123,286	134,929

(1)	Gross profit includes the following items:

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012	June 24, 2011	June 25 2010
	(in thousands)
Share-based compensation	$1,676	$1,598	$1,358	$685	$691
Impairment of investments and long-lived assets	$2,946	$—	$—	$—	$—

(2)	Loss from continuing operations before income taxes includes the following items:

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012	June 24, 2011	June 25 2010
	(in thousands)
Share-based compensation	$11,979	$10,100	$10,061	$5,898	$4,827
Restructuring charges	1,251	9,048	2,469	5,072	5,213
Acquisition-related	—	—	—	1,271	(3,264)
Impairment of investments and long-lived assets	2,946	189	527	—	—
Total charges	$16,176	$19,337	$13,057	$12,241	$6,776

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
Investment Risk
We invest our excess cash in various fixed-income securities and money market funds.  The primary objectives of our investment activities are to preserve principal and maintain short-term liquidity while maximizing the income we receive from our investments. The market value of these securities can vary depending upon prevailing interest rates, and if we were forced to liquidate our position in a security before its maturity date we could suffer loss of principal.  We also are exposed to credit and liquidity risk related to these securities.  If the issuer of a security were to default on its obligations, we would suffer loss of principal.  If there were disruptions in the pricing and trading of securities in the financial markets, it is possible that there would not be a liquid market for our securities, which could limit our ability to meet cash requirements.  To preserve principal and maintain short-term liquidity, our investment policy dictates that we maintain our portfolio of cash, cash equivalents, and investments in high credit quality, readily liquid securities, of relatively short duration. Our portfolio of investments have a range of original maturities and typically have average remaining maturities of less than two years.
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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 27, 2014, our cash and cash equivalents of $109.3 million consisted primarily of cash and money market funds. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
Given the short term nature of our cash and cash equivalents, the risk of loss in fair value resulting from interest rate changes is minimal.
Foreign Exchange Risk
As of June 27, 2014 and June 28, 2013, foreign currency cash accounts totaled $75.6 million and $54.8 million, respectively, primarily in Japanese Yen, Canadian dollars, British Pound, and the Euro.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net in our consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency. In fiscal 2013, we implemented a balance sheet hedging strategy that is intended to mitigate our currency exposures related to remeasuring monetary assets and liabilities by entering into foreign currency forward contracts that have maturities generally of one month or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts.  In fiscal 2014, we implemented a cash flow hedging strategy and used forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-USD cash flows to further mitigate the effect of exchange rate fluctuations for these currencies.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $7.6 million change in the value of our foreign currency cash accounts as of June 27, 2014.

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
Overview
Business Summary
SGI is a global leader in high performance computing ("HPC"). We are focused on helping customers solve their most demanding business and technology challenges by delivering high performance computing and data analytics solutions that accelerate time to discovery, innovation and profitability.
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
SGI expects market growth in our core markets of high performance computing and storage and real time analytic. We believe that these are the markets that will provide the biggest growth opportunity and where we expect to gain share. We are continuing to target our investments towards key vertical markets and horizontal solutions where we can provide the highest value to our customers and differentiate our offerings and will focus on winning large strategic projects. We have a strong suite of products and a go-to-market strategy aligned with these growing opportunities. During fiscal 2014, we have introduced new configurations for our Rackable, ICE X and UV compute platforms. During the second half of fiscal 2015 we plan to launch our new SGI UV for SAP HANA which will largely target commercial enterprise businesses and is designed to streamline database management for single large node environments, which require extremely high capacity and scale to meet the needs of in-memory databases. Our management continues to focus on opportunities to enhance operational efficiency and reduce costs. We believe that this strategic plan will help create a strong foundation for our business results in the long-term.
Basis of Presentation
Included in this report are our consolidated balance sheets as of June 27, 2014 and June 28, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the fiscal years ended June 27, 2014 ("fiscal 2014"), June 28, 2013 ("fiscal 2013") and June 29, 2012 ("fiscal 2012").
The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Both fiscal 2014 and fiscal 2013 were comprised of 52 weeks. Fiscal year 2012 was comprised of 53 weeks.
Significant events
Our financial results during fiscal 2014, 2013 and 2012 were affected by certain significant events that should be considered in comparing the periods presented.

Acquisition of FileTek, Inc.
On September 30, 2013, we acquired certain assets of FileTek, Inc. ("FileTek"), a global provider of High Performance Data Analytics storage virtualization, large-scale data management, and active archive solutions. The total purchase price was approximately $9.2 million in cash. This acquisition expanded our storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, we acquired FileTek's StorHouse and Trusted Edge software, worldwide customers, engineering team and services and support resources.
We recorded the acquired assets and assumed liabilities at their estimated fair values. We determined the estimated fair values using estimates and valuations including discounted cash flow and cost approach analyses.
Contract Manufacturing Transition
In July 2013, we selected Jabil Circuit, Inc. ("Jabil") to be our primary global manufacturing services and supply chain management provider. The transition to Jabil was expected to be implemented as a “manage in place” model, which utilizes existing SGI facilities and personnel. On November 18, 2013, the Company signed an asset purchase agreement with Jabil, whereby Jabil would purchase SGI’s primary manufacturing facility, located in Chippewa Falls, Wisconsin and certain other manufacturing assets for $6.3 million in cash.
The total carrying of these assets held for sale were written down to their fair value of $6.3 million resulting in an impairment charge of $0.9 million recorded in general and administrative expenses in the second quarter of fiscal 2014.
We also expected that approximately 120 of our manufacturing personnel in Chippewa Falls would transfer to Jabil. During the second quarter of fiscal 2014, we accrued approximately $0.7 million of compensation costs associated with the transfer of these employees as part of the agreement with Jabil, which was recorded within cost of revenue.
During the fourth quarter of fiscal 2014, we reevaluated our outsourcing model given lower than anticipated volumes of Company product sales.  On August 4, 2014, we terminated the planned manage-in-place outsourcing structure and the asset purchase agreement referenced above. We agreed to pay approximately $0.6 million to Jabil for certain assets that were purchased for the manage-in-place model as well as for costs associated with streamlining the manufacturing process. In addition, we reversed the $0.7 million accrual previously booked for compensation costs associated with the proposed employee transfer discussed above. The Company will continue to optimize all of its manufacturing capabilities with the objective of improving efficiency and flexibility.
Impairment of Long-lived Assets
We review the carrying values of long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the assets.
As a result of recent decisions to stop investment in certain next generation Storage products, we determined that intangible assets related to the product development of these next generation products were impaired. We recorded an impairment charge of $2.9 million in the fourth quarter of fiscal 2014, which was recorded as cost of revenue.
Results of Operations
Summarized below are the results of our operations for fiscal 2014, 2013, and 2012.
Financial Highlights
Comparison of Fiscal 2014 and Fiscal 2013

•
On September 30, 2013 we acquired certain assets of FileTek for approximately $9.2 million in cash, expanding the Company's storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, we acquired FileTek's StorHouse and Trusted Edge software, worldwide customers, engineering team and services and support resources.

•
Our total revenue decreased $237.3 million or 30.9% to $529.9 million in fiscal 2014 from $767.2 million in fiscal 2013. The decrease in revenue was due primarily as a result of lower sales of our legacy cloud product. This is consistent with our strategic decision to withdraw from low margin commodity service infrastructure and to focus our investments in strategic areas of HPC, High Performance Data Analytics, storage and services. In addition, we were also negatively impacted by the spending freeze instituted by the federal government prior to its shutdown during the first fiscal quarter of fiscal 2014 and the after-effects which delayed funding for certain federal programs.

•
Our overall gross margin increased by 1.5 percentage points from 24.6% in fiscal 2013 to 26.1% in fiscal 2014. The favorable change in gross margin was primarily driven by a more profitable product mix compared to the comparable period last year, as we were impacted by a few significant low margin deals during fiscal 2013 in Europe and Japan and our strategic decision to withdraw from low margin commodity service infrastructure. We also benefited from a decrease in compensation and related expenses due to the reductions in headcount. This was partially offset by higher excess and obsolete inventory charges incurred during fiscal 2014 compared to fiscal 2013 for inventory primarily related to our withdrawal from the legacy cloud business and other products that are at the end of the product life cycle. We also incurred additional costs associated with the agreement with Jabil to terminate the planned manage-in-place outsourcing structure and an impairment of our storage intangible assets as discussed above.

•
Our research and development and selling, general and administrative expenses decreased $1.7 million or 0.9% from $193.7 million in fiscal 2013 to $192.0 million in fiscal 2014. The primary driver of this decline was the decrease in compensation and related expenses due to reductions in headcount. Total headcount as of June 27, 2014 was 1,166, which reflects a reduction of 244 employees from 1,410 as of June 28, 2013 due to our cost reduction and restructuring actions as well as attrition. This was also partially offset by a $0.9 million asset impairment charge related to our manufacturing facility, costs incurred associated with our plans to transition our manufacturing and supply chain management to Jabil referenced above, as well as costs to relocate our corporate headquarters and higher share-based compensation costs. We also incurred severance expense of $10.9 million for fiscal 2014, as compared to $5.0 million for fiscal 2013 related to voluntary and involuntary employee termination programs implemented to reduce costs recorded in fiscal 2014.

•
We incurred restructuring expense of $1.3 million for fiscal 2014, as compared to $9.0 million for fiscal 2013 related to the fiscal 2012 restructuring action primarily focused on cost reductions in Europe.

•	We recognized approximately $1.7 million in other income associated with the sale of an investment.

•
We recognized a net loss for fiscal 2014 of $52.8 million compared to a net loss of $2.8 million in fiscal 2013. The $50.0 million increase in net loss was mainly driven by the lower sales of our legacy cloud products and U.S. government-related contracts as previously discussed above, income tax benefit recorded of $12.6 million in fiscal 2013 as well as higher asset impairment and excess and obsolete inventory charges.

•	We continue to streamline our operations and size the business for profitability while continuing to invest in our more differentiated growth initiatives.
Comparison of Fiscal 2013 and Fiscal 2012

•
Our total revenue increased $14.2 million or 1.9% to $767.2 million in fiscal 2013 from $753.0 million in fiscal 2012. The increase in revenue was primarily due to higher sales from our scale out server products as well as our legacy cloud/web solutions, and was partially offset by a decline in our customer support and professional service offerings.

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

Net Revenue

	Fiscal Year Ended			2014 over 2013		2013 over 2012
	June 27, 2014	June 28, 2013	June 29, 2012	Change		Change
				$	%	$	%
Net revenue from products:
Compute	$307,440	$498,166	$486,188	$(190,726)	(38.3)%	$11,978	2.5%
As a percent of total net revenue	58.0%	64.9%	64.5%		(6.9) ppts		0.4 ppts
Storage	67,125	92,523	70,545	(25,398)	(27.5)%	21,978	31.2%
As a percent of total net revenue	12.7%	12.1%	9.4%		0.6 ppts		2.7 ppts
Net revenue from products	374,565	590,689	556,733	(216,124)	(36.6)%	33,956	6.1%
Net revenue from services:	155,381	176,538	196,254	(21,157)	(12.0)%	(19,716)	(10.0)%
As a percent of total net revenue	29.3%	23.0%	26.1%		6.3 ppts		(3.1) ppts
Total net revenue	$529,946	$767,227	$752,987	$(237,281)	(30.9)%	$14,240	1.9%
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
The following table presents revenue by geographic region for fiscal 2014, 2013 and 2012 (in thousands except percentages):

	Fiscal Year Ended			2014 over 2013		2013 over 2012
	June 27, 2014	June 28, 2013	June 29, 2012	Change		Change
				$	%	$	%
Americas	$277,536	$496,508	$473,746	$(218,972)	(44.1)%	$22,762	4.8%
As a percent of total net revenue	52.4%	64.7%	62.9%		(12.3) ppts		1.8 ppts
EMEA	116,071	134,152	108,849	$(18,081)	(13.5)%	25,303	23.2%
As a percent of total net revenue	21.9%	17.5%	14.5%		4.4 ppts		3.0 ppts
APJ	136,339	136,567	170,392	$(228)	(0.2)%	(33,825)	(19.9)%
As a percent of total net revenue	25.7%	17.8%	22.6%		7.9 ppts		(4.8) ppts
Total revenue	$529,946	$767,227	$752,987	$(237,281)	(30.9)%	14,240	1.9%
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.

Our revenue mix by geography illustrates that we continue to have strong international presence representing 52.3%, 37.9% and 40.6%, of our total revenue during fiscal 2014, 2013 and 2012, respectively. For fiscal 2014, various agencies of the United States government, excluding system integrators contributed more than 10% of total revenue. For fiscal 2013, Amazon and various agencies of the United States government, excluding system integrators, were the only customers that contributed more than 10% of total revenue. For fiscal 2012, Amazon was our only customer that contributed more than 10% of total revenue.
Cost of revenue and gross profit
Cost of revenue and gross profit for fiscal 2014, 2013 and 2012 were as follows (in thousands except percentages):

	Fiscal Year Ended			2014 over 2013		2013 over 2012
	June 27, 2014	June 28, 2013	June 29, 2012	Change		Change
				$	%	$	%
Total cost of revenue	$391,539	$578,175	$559,170	$(186,636)	(32.3)%	$19,005	3.4%

Total gross profit	$138,407	$189,052	$193,817	$(50,645)	(26.8)%	$(4,765)	(2.5)%

Total gross margin	26.1%	24.6%	25.7%		1.5 ppts		(1.1) ppts
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
Overall gross profit decreased by $50.6 million to $138.4 million in fiscal 2014 from $189.1 million in fiscal 2013 due to a decrease in revenue volume primarily related to lower sales for our legacy cloud products and U.S. government-related business. However, our overall gross margin increased to 26.1% in fiscal 2014 from 24.6% in fiscal 2013. The increase in gross margins in fiscal 2014 compared to fiscal 2013 was primarily driven by more favorable product mix due to our strategic decision to withdraw from low margin commodity server infrastructure and to focus our investments in strategic areas of HPC, High Performance Data Analytics, storage and services, as well as a higher mix of service revenue which typically generates higher gross margins. We also benefited from the decrease in compensation and related expenses due to the reductions in headcount. This was slightly offset by higher excess and obsolete inventory charges during fiscal 2014 compared to fiscal 2013 as a result of our strategic withdrawal from the legacy cloud business, higher costs incurred during fiscal 2014 associated with the plan and termination of the manage in place contract manufacturing model with Jabil and an impairment charge of $2.9 million for intangible assets related to our Storage business unit. In addition, during fiscal 2013, our gross margins were negatively impacted as a result of the low margin deals in Japan and Europe, impacting both our product and service margins.
Overall gross profit decreased $4.8 million or 2.5% to $189.1 million in fiscal 2013 from $193.8 million in fiscal 2012. Overall gross margin percentage decreased to 24.6% in fiscal 2013 from 25.7% in fiscal 2012. Our gross margin decreased primarily as a result of a few low margin deals that occurred in fiscal 2013 that negatively impacted our margins in Japan and Europe, impacting both our product and service margins. This was offset by lower excess and obsolete inventory charges during fiscal 2013 compared to fiscal 2012 as well as from the savings from the lower headcount discussed above.

Operating expenses
Operating expenses for fiscal 2014, 2013 and 2012 were as follows:

	Fiscal Year Ended			2014 over 2013		2013 over 2012
	June 27, 2014	June 28, 2013	June 29, 2012	Change		Change
				$	%	$	%
	(in thousands, except percentages)
Research and development	$63,526	$60,611	$62,356	$2,915	4.8%	$(1,745)	(2.8)%
Sales and marketing	72,681	78,730	88,414	(6,049)	(7.7)%	(9,684)	(11.0)%
General and administrative	55,796	54,317	62,021	1,479	2.7%	(7,704)	(12.4)%
Restructuring	1,251	9,048	2,469	(7,797)	(86.2)%	6,579	266.5%
Total operating expense	$193,254	$202,706	$215,260	$(9,452)	(4.7)%	$(12,554)	(5.8)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, facilities and information technology costs. During fiscal 2014, 2013 and 2012, we received $1.0 million, $1.3 million and $1.6 million, respectively, in third-party funding which offset a portion of our research and development expenses.
Research and development expense increased $2.9 million or 4.8% to $63.5 million in fiscal 2014 from $60.6 million in fiscal 2013. The increase in research and development expense was primarily due to higher severance expense related to voluntary and involuntary employee termination programs implemented to reduce costs. This was partially offset by cost savings associated with the reductions in headcount as well as lower non-recurring engineering costs due to timing of product introductions.
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
Sales and marketing expense decreased $6.0 million or 7.7% to $72.7 million in fiscal 2014 from $78.7 million in fiscal 2013. This reduction was primarily due to a decrease in our compensation and related expenses as a result of lower headcount as well as lower commissions and bonus expense reflecting lower achievement of sales commission targets and performance metrics. This was partially offset by higher share-based compensation costs.
Sales and marketing expense decreased $9.7 million or 11.0% to $78.7 million in fiscal 2013 from $88.4 million in fiscal 2012. This reduction was primarily due to a decrease in our compensation and related expenses as a result of lower headcount as well as lower commissions and bonus expense reflecting lower achievement of sales commission targets and performance metrics. In addition, we also benefited from a decrease in intangible amortization expense of $0.7 million as some of our intangible assets became fully amortized, and have reduced our marketing costs by focusing on more strategic and cost effective ways to help generate business. This reduction was offset by an increase of $1.8 million of severance charges incurred during fiscal 2013 primarily impacting our APJ region.
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

General and administrative expense increased $1.5 million or 2.7% to $55.8 million in fiscal 2014 from $54.3 million in fiscal 2013. For fiscal 2014, we recorded a $0.9 million asset impairment charge for our manufacturing facility located in Chippewa Falls, as previously described above. We also incurred higher severance expense related to voluntary and involuntary employee termination programs implemented to reduce costs as well as higher share-based compensation costs. This was partially offset by lower compensation and related benefits as a result of the reduction in headcount as well as a reduction in our professional fees, including legal related expenses and other third party consulting fees. In addition, during fiscal 2013, we also benefited from a $0.7 million gain on a sale of assets.
General and administrative expense decreased $7.7 million or 12.4% to $54.3 million in fiscal 2013 from $62.0 million in fiscal 2012. For fiscal 2013, we reduced our professional fees, including legal related expenses and other third party consulting fees by approximately $3.1 million and recruiting fees by approximately $1.0 million, primarily due to cost control measures. We also benefited from lower compensation and related benefits of $0.5 million as a result of the reduction of headcount, a gain on the sale of assets of $0.7 million, as well as a decrease in share-based compensation expense of $0.6 million. In fiscal 2012, share-based compensation included the impact of stock modifications for former executive officers more fully described below. This was partially offset by higher bonus expense reflecting higher achievement of performance metrics compared to fiscal 2012.
Restructuring. Total restructuring expense related to our restructuring actions was approximately $1.3 million, $9.0 million, and $2.5 million for fiscal 2014, 2013 and 2012, respectively.
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe in order to streamline operations and reduce operating expenses.
Total expense incurred in connection with this restructuring plan, for actions taken through June 27, 2014 was $12.6 million. This restructuring action is substantially complete.
Total other income (expense), net
Total other income (expense), net for fiscal 2014, 2013 and 2012 was as follows:

	Fiscal Year Ended			2014 over 2013		2013 over 2012
	June 27, 2014	June 28, 2013	June 29, 2012	Change		Change
				$	%	$	%
	(in thousands, except percentages)
Interest expense, net	$(117)	$(311)	$(297)	$194	(62.4)%	$(14)	4.7%
Other income (expense), net	2,162	(1,478)	(1,720)	3,640	(246.3)%	242	(14.1)%
Total other income (expense), net	$2,045	$(1,789)	$(2,017)	$3,834	(214.3)%	$228	(11.3)%
Interest expense, net. Interest expense, net primarily consists of interest expense relating to our credit facility and to certain tax payments, as well interest earned on our interest-bearing investment accounts which include money market funds and U.S. treasury bills.
Other income (expense), net. Other income (expense), net consists primarily of foreign exchange losses as a result of the strengthening of the U.S. Dollar against the Euro, British Pound, Japanese Yen and Canadian dollar against the U.S. Dollar as well as gains or losses associated with other non-operating business activities. During fiscal 2014, we recorded $1.7 million of other income associated with a sale of an investment.
Income tax (benefit) provision
Income tax provision for fiscal 2014, 2013 and 2012 was as follows:

	Fiscal Year Ended			2014 over 2013		2013 over 2012
	June 27, 2014	June 28, 2013	June 29, 2012	Change		Change
				$	%	$	%
(in thousands, except percentages)
Income tax (benefit) provision	$12	$(12,623)	$1,001	$12,635	N.M.	$(13,624)	N.M.
N.M- Not meaningful
We recorded an immaterial amount of tax expense of for fiscal 2014. Our tax expense for fiscal 2014 includes current and deferred tax benefit primarily related to our foreign operations, current tax expense attributable to U.S. state income taxes, and tax expense for unrecognized tax benefits and related interest. The Company believes that it is more likely than not that the majority of the deferred tax assets of its foreign subsidiaries will not be realized. As such, the Company recorded deferred tax benefit related to the release of valuation allowance for certain of its foreign subsidiaries. The effective tax rate differed from the combined U.S. federal and state statutory income tax rates for fiscal 2014 primarily due to current and deferred tax expense incurred by the Company's foreign subsidiaries, a refund of foreign taxes paid, change in valuation allowance and a tax expense associated with unrecognized tax benefits and related interest.
We recorded a tax benefit of $12.6 million for fiscal 2013. Our tax benefit for fiscal 2013 includes current and deferred tax benefit primarily related to our foreign operations of $2.2 million, current tax expense attributable to the U.S. state income taxes of $0.2 million, and tax benefit of $10.6 million for unrecognized tax benefits and related interest. The Company believes that it is more likely than not that the majority of the deferred tax assets of its foreign subsidiaries will not be realized. As such, the Company recorded deferred tax benefit of $0.5 million related to the release of valuation allowance for certain of its foreign subsidiaries. The effective tax rate differed from the combined U.S. federal and state statutory income tax rates for fiscal 2013 primarily due to domestic operating losses generated during the period from which the Company does not benefit, current and deferred tax expense incurred by the Company's foreign subsidiaries, a refund of foreign taxes paid, and a tax benefit associated with unrecognized tax benefits and related interest.
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
As of June 27, 2014, we recorded a valuation allowance against the majority of our net deferred tax assets. Based on all available positive and negative evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. We continue to evaluate the future realization of our deferred tax assets. If our assessment of deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income tax expense during the period in which management makes the determination.
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
The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenue is generally allocated based on the type of products and service provided to our customers. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A portion of the segments' expenses arise from shared services and infrastructure that the Company provides to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development and other corporate infrastructure expenses. These corporate charges are allocated to the segments and are reassessed on a periodic basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The profitability of each of the segments is measured after excluding share based compensation expenses, amortization of intangibles, restructuring charges, general and administration charges, other unallocated corporate charges and other items, as management does not include this information in its measurement of the performance of the operating segments.
All historical segment numbers for fiscal 2013 and 2012 have been recast to conform to the fiscal 2014 business unit presentation.

Compute:
Our compute solutions segment includes our scale-out computing, scale-up computing and software solutions. Compute solutions also include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability.
Operating results for our Compute segment for fiscal 2014, 2013 and 2012 were as follow (in thousands except percentage):

	Fiscal Year Ended			2014 over 2013		2013 over 2012
	June 27, 2014	June 28, 2013	June 29, 2012	Change		Change
				$	%	$	%
Net revenue	$307,440	$498,166	$486,188	$(190,726)	(38.3)%	$11,978	2.5%

Operating (loss) profit	(989)	30,304	25,320	(31,293)	(103.3)%	4,984	19.7%

Operating margin	(0.3)%	6.1%	5.2%		(6.4) ppts		0.9 ppts
Revenue for our Compute segment decreased $190.7 million or 38.3% to $307.4 million in fiscal 2014 from $498.2 million during fiscal 2013. These decreases were primarily due as a result of lower sales for our legacy cloud products. This is consistent with our strategic decision to withdraw from low margin commodity server infrastructure and to focus our investments in strategic areas of HPC, High Performance Data Analytics, storage and service. In addition, we were also negatively impacted by the spending freeze instituted by the federal government prior to its shutdown during the first quarter of fiscal 2014 and the after-effects which delayed funding for certain federal programs.
Revenue for our Compute segment increased $12.0 million or 2.5% in fiscal 2013 compared to $486.2 million in fiscal 2012. These increases were due primarily driven by the strength in our scale-out computing and legacy cloud products partially offset by a reduction in our scale-up computing products.
Overall operating profit for our Compute segment decreased by $31.3 million to an operating loss of $1.0 million in fiscal 2014 from $30.3 million operating profit in fiscal 2013. For fiscal 2014, gross margins were about flat compared to the comparable period a year ago on lower revenue. Gross margins in fiscal 2013 were negatively impacted as a result of low margin deals in Japan and EMEA as well as a higher mix of legacy cloud products, which historically generated lower gross margins. Gross margins in fiscal 2014, had a higher mix of third party products and ICE-X products, which generally carry lower margins than our other product offerings in this segment. Although we benefited from our tight controls over our spending and reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions expense, these reductions were not enough to offset the relative fixed costs on significantly lower revenue volume, negatively impacting the segment results during the period.
Overall operating profit for our Compute segment increased by $5.0 million to $30.3 million in fiscal 2013 from $25.3 million operating income in fiscal 2012. Gross margins for fiscal 2013 were lower compared to fiscal 2012. During fiscal 2013, our gross margins were negatively impacted as a result of a few significant low margin deals in Japan and Europe. In addition, fiscal 2012 we had a higher mix of scale-up computing products, which generally generates higher margins than our other product offerings in this segment. We benefited from reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions expense as well as lower third party costs in research and development due to timing of product introductions.

Storage:
Our Storage solutions segment includes both hardware and software offerings to address virtually every type of data storage and management requirement. Products range from entry-level disk arrays to complex storage systems, with innovative technology and hardware, to include the SGI Modular InfiniteStorage™ platform, SGI InfiniteStorage™ gateway and SGI CXFS™ file system. Our storage solutions are designed to provide extreme scale, broad flexibility, and to minimize the cost to store data. A significant portion of our segment revenue is generated from follow on sales to support the storage needs of our Compute customers.
Operating results for our Storage segment for fiscal 2014, 2013 and 2012 were as follow (in thousands except percentage):

	Fiscal Year Ended			2014 over 2013		2013 over 2012
	June 27, 2014	June 28, 2013	June 29, 2012	Change		Change
				$	%	$	%
Net revenue	$67,125	$92,523	$70,545	$(25,398)	(27.5)%	$21,978	31.2%

Operating profit (loss)	843	1,140	(2,069)	(297)	(26.1)%	3,209	155.1%

Operating margin	1.3%	1.2%	(2.9)%		0.1 ppts		4.1 ppts
Revenue for our Storage segment decreased $25.4 million or 27.5% to $67.1 million in fiscal 2014 from $92.5 million in fiscal 2013. Revenue for our Storage segment was negatively impacted by the spending freeze instituted by the federal government prior to its shutdown during the first quarter of fiscal 2014 and its after-effects which delayed funding for certain federal programs.
For fiscal 2013, our Storage segment's revenue increased $22.0 million or 31.2% to $92.5 million from $70.5 million in fiscal 2012. This increase was due primarily as a result of higher revenue generated by increased demand in our storage infrastructure and third party products compared to the same period a year ago.
Overall operating profit for our Storage segment decreased by $0.3 million to $0.8 million operating income in fiscal 2014 from a $1.1 million operating income in fiscal 2013. Gross margins for fiscal 2014 were higher compared to fiscal 2013. During fiscal 2013, our gross margins were negatively impacted as a result of a few significant low margin deals in Japan and Europe. Storage operating expenses for fiscal 2014 were flat compared to the comparable period a year ago. The Storage segment incurred higher operating expenses due to increased development in research and development in order to capitalize on software acquired as part of the recent FileTek acquisition offset by reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions expense.
Overall operating profit for our Storage segment increased by $3.2 million to $1.1 million operating income in fiscal 2013 compared to $2.1 million operating loss in fiscal 2012. Gross margins for fiscal 2013 were lower compared to fiscal 2012. During fiscal 2013, our gross margins were negatively impacted as a result of a few significant low margin deals in Japan and Europe. We benefited from reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions expense however this was partially offset by increased investment in research and development.

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
Operating results for our Service segment for fiscal 2014, 2013 and 2012 were as follows (in thousands except percentage):

	Fiscal Year Ended			2014 over 2013		2013 over 2012
	June 27, 2014	June 28, 2013	June 29, 2012	Change		Change
				$	%	$	%
Net revenue	$155,381	$176,538	$196,254	$(21,157)	(12.0)%	$(19,716)	(10.0)%

Operating profit	60,412	58,805	56,616	1,607	2.7%	2,189	3.9%

Operating margin	38.9%	33.3%	28.8%		5.6 ppts		4.5 ppts
Our service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Revenue for our Service segment decreased $21.2 million or 12.0% to $155.4 million in fiscal 2014 from $176.5 million in fiscal 2013. The decrease compared to a year ago was primarily due to the lower volume of products sold requiring service needs, the timing of professional services provided as well as a deterioration in customer service maintenance contracts. In addition, we experienced lower support revenue as our new products replace our installed base of older generation products.
Revenue for our Service segment decreased $19.7 million or 10.0% to $176.5 million in fiscal 2013 from $196.3 million in fiscal 2012. The decrease was primarily due to timing of professional services provided as well as a deterioration in customer service maintenance contracts. In addition, we experienced lower support revenue as our new products replace our installed base of older generation products.
Overall operating profit for our Service segment increased by $1.6 million to $60.4 million operating income in fiscal 2014 from $58.8 million operating income in fiscal 2013. Despite the decrease in revenue, overall operating profit increased for our Service segment during fiscal 2014 compared to fiscal 2013. The Service segment was more profitable on lower revenue as we benefited from lower spending associated with using third party providers and the reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions.
Overall operating profit for our Service segment increased by $2.2 million to $58.8 million operating income in fiscal 2013 from $56.6 million operating income in fiscal 2012. During fiscal 2013, we generated higher gross margins due to lower material costs and utilization of third third party providers. In addition, during fiscal 2013, our gross margin was negatively impacted by a few low margin deals that occurred in Japan and Europe.
Liquidity and Capital Resources
We had $109.3 million of cash and cash equivalents at June 27, 2014 compared with $175.2 million of cash and cash equivalents at June 28, 2013. As of June 27, 2014, we had $66.5 million of cash and cash equivalents that are held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence with our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At June 27, 2014, we had short-term and long-term restricted cash and cash equivalents of $4.5 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes and certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section titled "Contractual Obligations and Other Commitments," in December 2011 we entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million, which has since been adjusted to $25.0 million. The credit facility is intended to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. During fiscal 2013, we made a $15.7 million payment to pay down the outstanding balance with interest of the credit facility. Accordingly, as of June 27, 2014, we had no outstanding balance owed on the credit facility. We have a $2.0 million outstanding letter of credit under this credit facility to back the Company's obligation to pay for goods or services to a supplier. As of June 27, 2014, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million.
At June 27, 2014, we believe our current cash and cash equivalents, in conjunction with the funds that may be drawn down under our credit facility, will be sufficient to fund working capital requirements, capital expenditures, stock repurchase and operations for at least the next twelve months. We have implemented processes to more effectively monitor our working capital. We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing and collection from the customer. We intend to retain any future earnings to support operations, to finance the growth and development of our business and to fund our stock repurchase program. We do not anticipate paying any dividends in the foreseeable future. In June 2013, we signed a lease for a new headquarters facility and incurred approximately $10.7 million for capital expenditures and received approximately $5.9 million in lease incentives.
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
The following is a summary of cash activity (in thousands):

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Consolidated statements of cash flows data:
Net cash (used in) provided by operating activities	$(33,080)	$76,825	$(46,828)
Net cash used in investing activities and acquisitions	(26,311)	(1,560)	(7,700)
Net cash (used in) provided by financing activities	(5,530)	(2,547)	19,059
Effect of exchange rate changes on cash and cash equivalents	(963)	(2,388)	452
Net (decrease) increase in cash and cash equivalents	$(65,884)	$70,330	$(35,017)
Operating Activities
Cash used in operating activities was $33.1 million for fiscal 2014. Our net loss was $52.8 million for fiscal 2014. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $14.5 million, share-based compensation expense of $12.0 million, a gain on sales of investment of $1.7 million, impairment on investments and long-lived assets of $4.6 million, changes in deferred income taxes of $0.2 million and changes in other non-cash items of $0.6 million. Net change in operating assets and liabilities was $10.1 million. The primary sources of cash in operating activity were driven by decreases in inventory, deferred cost of revenue, as well as an increase in accounts payable and other liabilities. The primary uses of cash in operating activities were decreases in deferred revenue, accrued compensation, and increase in accounts receivable as well as prepaid and other assets for payments to our suppliers and vendors.

For fiscal 2014, inventory decreased $10.1 million reflecting timing of customer shipments and acceptance for a number of our large sales contracts for which we had built up inventory over the past few quarters in order to meet customer demand. Deferred cost also decreased by $8.4 million primarily due to the timing and recognition of revenue for these large deals. We continue to receive milestone payments from our customers, improving our cash position. Additionally, accounts payables increased $2.2 million and other liabilities increased $12.2 million. These increases are primarily due to timing of purchases of inventory and payments to our suppliers. This was partially offset by a decrease in deferred revenue of $14.6 million and increase in accounts receivable increased $13.0 million reflecting the timing of revenue recognition and timing of collection of the trade receivables. Additionally, accrued compensation decreased $8.4 million primarily due to lower bonuses and commissions and timing of payments. We continue our efforts to more closely align payments with customer receipts and as part of the efforts to manage our working capital more closely.
Cash provided by operating activities was $76.8 million for fiscal 2013. Our net loss was $2.8 million for fiscal 2013. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $14.3 million, share-based compensation expense of $10.1 million, release of previously recorded unrecognized tax benefit of $10.3 million, impairment on investments and long-lived assets of $0.2 million, changes in deferred income taxes of $0.5 million and changes in other non-cash items of $1.0 million. Net change in operating assets and liabilities was $64.8 million. The primary sources of cash in operating activity were driven by decreases in inventory, deferred cost of revenue, accounts receivable and other assets as well as an increase in accrued compensation. The primary uses of cash in operating activities were decreases in deferred revenue, income taxes payable and accounts payable and other liabilities for payments to our suppliers and vendors.
For fiscal 2013, inventory decreased $54.3 million reflecting timing of customer shipments and acceptance for a number of our large sales contracts for which we had built up inventory over the past few quarters in order to meet customer demand. Deferred cost also decreased by $36.3 million primarily due to the timing and recognition of revenue for these large deals. Accounts receivable decreased $35.3 million reflecting the timing of collection of the trade receivables. Additionally, accrued compensation increased $5.1 million primarily due to timing of payments for bonuses and commissions. This was partially offset by a decrease in deferred revenue of $46.3 million primarily due to the timing of revenue recognition on sales transactions, which were required to be released in accordance with our revenue recognition policy. Additionally, accounts payable decreased $17.3 million, primarily due to timing of purchases of inventory and payments to our suppliers.
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
For fiscal 2012, deferred revenue decreased $36.5 million and deferred cost of revenue decreased $37.3 million, primarily due to the timing of revenue recognition on sales transactions, which were required to be deferred in accordance with our revenue recognition policy. Inventory increased $44.6 million primarily related to finished goods inventory that has already been shipped to our customers for which we are awaiting customer acceptance. This was partially offset by a $7.2 million inventory write down to reflect reduced demand for manufacturing parts for earlier generation products. Additionally, accounts payable decreased $2.5 million, primarily due to our efforts to more closely align payments with customer receipts and as part of the efforts to manage our working capital more closely. Accrued compensation decreased $5.3 million primarily due to timing of payments.
Investing Activities and Acquisition
Cash used in investing activities and acquisition was $26.3 million in fiscal 2014, primarily due to purchases of property and equipment of $16.8 million largely for our new headquarters facility, cash used to acquire FileTek of $9.2 million and an increase in restricted cash and other investment activities of $2.1 million. This was offset by cash proceeds of $1.7 million for the sale of an investment.
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

Financing Activities
Cash used in financing activities was $5.5 million in fiscal 2014, primarily due to the repurchase of our common stock of $11.0 million, the funding of restricted stock units withheld for taxes of $2.7 million, which was partially offset by the issuance of stock under our employee stock purchase plan and stock option exercises of $8.1 million.
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
During fiscal 2014, we repurchased approximately 897,400 shares of outstanding common stock for a total of approximately $11.0 million. During fiscal 2013, we repurchased 197,622 shares of outstanding common stock for a total of approximately $2.8 million.
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
Contractual Obligations and Commitments
The following are contractual obligations and commitments at June 27, 2014, associated with lease obligations and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$28,991	$6,229	$6,841	$4,754	$11,167
Purchase obligations	18,527	17,194	1,333	—	—
Total	$47,518	$23,423	$8,174	$4,754	$11,167
Operating Leases—We lease certain real and personal property under non-cancelable operating leases. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses.
As of June 27, 2014, we had total outstanding commitments on non-cancelable operating leases of our real property of $28.0 million, of which $22.5 million related to our domestic leases. These domestic leases include our headquarters in Milpitas, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal 2024. The remainder of our domestic leases will expire in fiscal 2015 through 2019. The total outstanding commitment for non-cancelable international real property operating leases is $5.5 million. The total outstanding commitments included $2.4 million relating to our leased facility in Japan, which we assumed as part of our acquisition of SGI Japan that closed in March 2011. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our leases in Japan, that generally provide for a two-year renewal option.

As of June 27, 2014, personal property under operating lease was comprised primarily of automobiles and office equipments. Total outstanding commitments under these leases were approximately $1.0 million at June 27, 2014.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through fiscal 2015. As of June 27, 2014, there was a remaining commitment of approximately $18.5 million, of which $17.2 million is expected to be paid in the next 12 months.
In June 2013, we signed a lease for a new headquarters facility and incurred approximately $10.7 million for capital expenditures and received approximately $5.9 million in lease incentives.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations.
Uncertain Tax Positions—As of June 27, 2014, the liability for uncertain tax positions, net of offsetting tax benefits associated with the correlative effects of state income taxes and interest deductions, was $2.1 million. As of June 27, 2014, the Company has accrued $7.3 million of interest and penalty associated with its uncertain tax positions. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.
Credit facility—On December 5, 2011, we entered into a five-year credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility included a feature that allowed the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012, the revolver amount of our credit facility was increased by $5.0 million to an aggregate principal amount of $40.0 million. On February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. During fiscal 2013, the Company made a $15.7 million payment to pay off the outstanding balance with interest on the credit facility. Accordingly, as of June 27, 2014, we had no outstanding balance owed on the credit facility. As of June 27, 2014, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier. This availability will fluctuate over time, and generally monthly, due to a variety of factors including our overall mix of sales and resulting accounts receivable with international and domestic customers, U.S. governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of our account receivable. See Note 16 "Credit Facility" in our audited financial statements in this Form 10-K for further information on the credit facility.
Guarantees and Indemnifications—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at June 27, 2014 was $4.6 million, for which we have $4.5 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 27, 2014. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of June 27, 2014.
Off Balance Sheet Arrangements—Our credit facility includes a $10.0 million letter of credit subfacility. As of June 27, 2014 we have a $2.0 million outstanding letter of credit to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of June 27, 2014.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of revenue and expenses during the reporting period and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. We periodically evaluate our material estimates and judgments based on the terms of underlying agreements, the expected course of development, historical experience and other factors that we believe are reasonable under the circumstances. However, actual future results may vary from our estimates.
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
Our assumptions on the estimated length of time employees will retain their vested stock awards before exercising them is based on examining our historical pattern of option exercises to determine if there were any discernible activity patterns based on certain employee populations. From this analysis, we identified two employee populations to which to apply the Black-Scholes model. We analyzed SGI's historical forfeiture rate and calculated forfeiture rate using a weighted average of the actual forfeitures as a percentage of average unvested options. We determined the implied volatility based on historical volatility of SGI's common stock. Prior to the third quarter of fiscal 2012, we utilized the average of historical volatility and volatility calculated based on actively traded options on SGI common stock. The estimated fair value of stock awards is expensed on a straight-line basis over the expected term of the grant. Compensation expense for purchases under the employee stock purchase plan is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.
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
Retirement Benefit Obligations. Our defined benefit obligations and plan assets are dependent on various assumptions. Our major assumptions relate primarily to discount rates, rates of compensation growth and expected long-term rates of return on plan assets. Our discount rate assumption is based on current investment yields of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Expected long-term rate of return on assets is determined using the projected long-term rate of return estimated by the insurance company for its general fund for the defined benefit plan in Germany and based on historical portfolio results and target asset allocations, as well as the projected long-term rate of return based on the Japanese market for the defined benefit plan in Japan. The weighted-average rates used are set forth in Note 20 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. For fiscal 2014, the effect of rate changes in these assumptions does not result in a material change in the net periodic benefit cost.
Accounting for Income Taxes. The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is comprised primarily of future tax deductions, net operating loss carryovers and tax credit carryovers, is subject to significant judgment as to whether it is more likely than not our deferred tax assets will be realized. In determining whether the realization of these deferred tax assets may be impaired, we evaluate both positive and negative evidence. As of June 27, 2014, we have recorded a valuation allowance against the majority of our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses and other temporary differences.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silicon Graphics International Corp.
Milpitas, CA

We have audited the accompanying consolidated balance sheets of Silicon Graphics International Corp. and subsidiaries (the "Company") as of June 27, 2014 and June 28, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended June 27, 2014. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Graphics International Corp. and subsidiaries at June 27, 2014 and June 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 27, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, CA
September 8, 2014

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Revenue
Product	$353,267	$530,625	$479,530
Service	154,366	172,883	191,274
Combined product and service	22,313	63,719	82,183
Total revenue (Note 2)	529,946	767,227	752,987
Cost of revenue
Product	293,115	435,288	398,272
Service	84,312	103,469	108,065
Combined product and service	14,112	39,418	52,833
Total cost of revenue	391,539	578,175	559,170
Gross profit	138,407	189,052	193,817
Operating expenses:
Research and development	63,526	60,611	62,356
Sales and marketing	72,681	78,730	88,414
General and administrative	55,796	54,317	62,021
Restructuring	1,251	9,048	2,469
Total operating expenses	193,254	202,706	215,260
Loss from operations	(54,847)	(13,654)	(21,443)
Interest expense, net	(117)	(311)	(297)
Other income (expense), net	2,162	(1,478)	(1,720)
Total other income (expense), net	2,045	(1,789)	(2,017)
Loss before income taxes	(52,802)	(15,443)	(23,460)
Income tax provision (benefit)	12	(12,623)	1,001
Net loss	$(52,814)	$(2,820)	$(24,461)

Basic and diluted net loss per share:	$(1.54)	$(0.09)	$(0.77)

Shares used in computing basic and diluted net loss per share:	34,260	32,909	31,653
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012

Net loss	$(52,814)	$(2,820)	$(24,461)
Other components of comprehensive loss:
Unrecognized gain (loss) on defined benefit plans, net of zero tax	(940)	65	(2,150)
Change in unrealized gains and losses on derivative instruments, net of zero tax	(1,738)	—	—
Unrealized losses on derivative instruments reclassified into earnings, net of zero tax	1,651	—	—
Cumulative translation adjustment	(710)	(736)	97
Other comprehensive loss	(1,737)	(671)	(2,053)
Total comprehensive loss	$(54,551)	$(3,491)	$(26,514)

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 27, 2014	June 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$109,297	$175,181
Current portion of restricted cash	2,273	531
Accounts receivable, net of allowance for doubtful accounts of $287 and $1,074 as of June 27, 2014 and June 28, 2013, respectively	72,076	59,842
Inventories	47,354	61,770
Deferred cost of revenue	12,180	21,204
Prepaid expenses and other current assets	19,802	14,094
Total current assets	262,982	332,622
Non-current portion of restricted cash	2,177	2,853
Property and equipment, net	34,584	26,170
Goodwill and intangible assets, net	13,207	6,174
Non-current portion of deferred cost of revenue	7,592	7,281
Other assets	44,396	32,753
Total assets	$364,938	$407,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,128	$51,531
Accrued compensation	20,049	28,504
Current portion of deferred revenue	78,675	86,357
Other current liabilities	53,660	35,364
Total current liabilities	205,512	201,756
Non-current portion of deferred revenue	45,422	50,362
Long-term income taxes payable	10,114	10,149
Retirement benefit obligations	12,931	11,542
Other non-current liabilities	8,807	3,790
Total liabilities	282,786	277,599
Commitments and contingencies (Note 24)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 36,173 shares and 34,795 shares issued and outstanding at June 27, 2014 and June 28, 2013, respectively	36	35
Additional paid-in capital	527,525	510,092
Treasury stock, at cost (1,844 shares at June 27, 2014 and 946 at June 28, 2013)	(18,677)	(7,692)
Accumulated other comprehensive loss	(3,888)	(2,151)
Accumulated deficit	(422,844)	(370,030)
Total stockholders’ equity	82,152	130,254
Total liabilities and stockholders’ equity	$364,938	$407,853
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 24, 2011	31,850,239	$31	(748,795)	$(4,912)	$470,343	$573	$(342,749)	$123,286
Net loss	—	—	—	—	—	—	(24,461)	(24,461)
Other comprehensive loss	—	—	—	—	—	(2,053)	—	(2,053)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	704,792	2	—	—	4,057	—	—	4,059
Restricted common stock	167,975	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	10,061	—	—	10,061
Balance at June 29, 2012	32,723,006	33	(748,795)	(4,912)	484,461	(1,480)	(367,210)	110,892
Net loss	—	—	—	—	—	—	(2,820)	(2,820)
Other comprehensive loss	—	—	—	—	—	(671)	—	(671)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	1,820,629	2	—	—	15,531	—	—	15,533
Repurchase of treasury stock	—	—	(197,622)	(2,780)	—	—	—	(2,780)
Restricted common stock	251,705	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	10,100	—	—	10,100
Balance at June 28, 2013	34,795,340	35	(946,417)	(7,692)	510,092	(2,151)	(370,030)	130,254
Net loss	—	—	—	—	—	—	(52,814)	(52,814)
Other comprehensive loss	—	—	—	—	—	(1,737)	—	(1,737)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	1,033,273	1	—	—	5,454	—	—	5,455
Repurchase of treasury stock	—	—	(897,400)	(10,985)	—	—	—	(10,985)
Restricted common stock	344,177	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	11,979	—	—	11,979
Balance at June 27, 2014	36,172,790	$36	(1,843,817)	$(18,677)	$527,525	$(3,888)	$(422,844)	$82,152

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,814)	$(2,820)	$(24,461)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,549	14,269	14,574
Share-based compensation	11,979	10,100	10,061
Release of liability for unrecognized tax benefits	—	(10,306)	—
Gain on sale of investment	(1,717)	—	—
Gain on pension plan curtailment	—	—	(1,265)
Loss on settlement of pension plan	—	39	993
Impairment on investments and long-lived assets	4,554	189	527
Deferred income taxes	(191)	(473)	1,655
Other non-cash items, net	644	1,004	1,030
Changes in operating assets and liabilities:
Accounts receivable	(13,042)	35,292	10,102
Inventories	10,088	54,263	(44,587)
Deferred cost of revenue	8,396	36,258	37,342
Prepaid expenses and other assets	(5,794)	3,712	(2,191)
Other assets	(1,066)	(1,703)	2,986
Accounts payable	2,215	(17,319)	(2,519)
Accrued compensation	(8,384)	5,078	(5,280)
Other current liabilities	1,893	(1,063)	(688)
Deferred revenue	(14,582)	(46,348)	(36,486)
Income taxes payable	(147)	(1,287)	(3,111)
Other operating liabilities	10,339	(2,060)	(5,510)
Net cash (used in) provided by operating activities	(33,080)	76,825	(46,828)
CASH FLOWS FROM INVESTING ACTIVITIES AND ACQUISITIONS:
Purchases of property and equipment	(16,762)	(3,847)	(5,461)
Proceeds from sale of investment	1,717	—	—
Cash used in acquisition, net	(9,200)	—	—
Other investing activities	(2,066)	2,287	(2,239)
Net cash used in investing activities and acquisitions	(26,311)	(1,560)	(7,700)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of credit facility	—	(15,300)	—
Proceeds from draw-down on credit facility	—	—	15,000
Funding of restricted stock units withheld for taxes	(2,685)	(2,080)	(1,126)
Purchase of treasury stock	(10,985)	(2,780)	—
Proceeds from issuance of common stock upon exercise of stock options	3,858	14,169	1,920
Proceeds from issuance of common stock under employee stock purchase plan	4,282	3,444	3,265
Net cash (used in) provided by financing activities	(5,530)	(2,547)	19,059
Effect of exchange rate changes on cash and cash equivalents	(963)	(2,388)	452
Net (decrease) increase in cash and cash equivalents	(65,884)	70,330	(35,017)
Cash and cash equivalents—beginning of period	175,181	104,851	139,868
Cash and cash equivalents—end of period	$109,297	$175,181	$104,851
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION
Income taxes refunded (paid)	$114	$937	$(310)
Cash paid for interest	$136	$645	$646
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$368	$559	$685
Inventory transfers to property and equipment	$2,372	$4,318	$2,003
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Silicon Graphics International Corp. ("SGI" or the "Company", "we", "us" or "our") is a global leader in high performance computing (HPC). We are focused on helping customers solve their most demanding business and technology challenges by delivering high performance computing and data analytics solutions that accelerate time to discovery, innovation and profitability.
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
Fiscal Year-End. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Fiscal year 2014 was comprised of 52 weeks and ended on June 27, 2014. Fiscal year 2013 and fiscal year 2012 were comprised of 52 and 53 weeks and ended on June 28, 2013 and June 29, 2012, respectively. Included in this report are the Company’s consolidated balance sheets as of June 27, 2014 and June 28, 2013, the consolidated statements of operations, statement of comprehensive (loss) income, statements of stockholders’ equity and statements of cash flows for the three fiscal years ended June 27, 2014 ("fiscal 2014"), June 28, 2013 ("fiscal 2013") and June 29, 2012 ("fiscal 2012").
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.
Estimates and Assumptions. The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as presented in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management and include revenue recognition, share-based compensation, restructuring reserve, inventory valuation, impairment of intangibles and long-lived assets, retirement benefit obligations and accounting for income taxes.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service revenue. Service revenue includes customer support services, primarily hardware maintenance services and professional services, which include consulting services and product integration services. Hardware maintenance services is deferred and recognized over the contractual period or as services are rendered to the customer. Professional services are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are completed.
Multiple-element arrangements. The Company's multiple-element arrangements include products, customer support services and/or professional services. Certain multiple-element arrangements include software products integrated with the hardware (“Hardware Appliance”) and the Company provides unspecified software updates and enhancements to the software through its service contracts. For arrangements which do not include Hardware Appliances, the Company recognizes revenue from the sale of products without regard to the completion of services as product sales are not dependent on services to be functional.
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
For sales contracts entered into prior to fiscal 2011, the Company recognizes revenue pursuant to the previous guidance for multiple-element arrangements. For arrangements which include Hardware Appliances or arrangements where the undelivered element is post contract customer support ("PCS"), the Company had not established VSOE of fair value of the element. Therefore, revenue and related cost of revenue from these arrangements have been deferred and recognized ratably over the PCS period as combined product and service revenue in the accompanying consolidated statements of operations. Revenue from those arrangements is reported as "Combined product and service" in the Consolidated Statement of Operations.

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
Advertising. Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations. Advertising expenses were immaterial in fiscal 2014, 2013 and 2012.
Share-Based Compensation. The Company uses the fair value method of accounting for share-based compensation arrangements. Share-based compensation arrangements currently include stock options granted, restricted shares issued (“RSAs”), restricted stock unit awards granted (“RSUs”), time-based RSUs ("executive time-based RSUs") and performance-based RSUs (“executive PSUs”) and purchases of common stock by the Company’s employees under the employee stock purchase plan ("ESPP"). The fair values of stock options and ESPP awards are estimated using the Black-Scholes option-pricing model. The fair value of RSUs and PSUs are determined based on the fair value of the stock on the date of grant. The estimated fair value of stock options, RSUs and PSUs is expensed on a straight-line basis over the vesting term of the grant. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.
Share-based compensation expense for stock options, RSUs, PSUs and ESPP awards has been reduced for estimated forfeitures so that compensation expense is based on options, RSUs, PSUs and ESPP awards that are ultimately expected to vest. The Company’s estimated annual forfeiture rates are based on its historical forfeiture experience.
Restructuring Expense. The Company recognizes restructuring expense resulting from significant reductions in headcount, excess manufacturing or administrative facilities that the Company plans to close, or consolidate and from other exit activities. In connection with exit activities, the Company records restructuring charges for employee termination costs, long-lived asset impairments, costs related to leased facilities abandoned or subleased and other exit-related costs. These charges are incurred pursuant to formal plans developed and approved by management. The recognition of restructuring expense requires management to make judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity, including estimating sublease income and the fair value, less selling costs of property and equipment to be disposed of. Estimates of future liabilities may change, requiring the Company to record additional restructuring expense or to reduce the amount of liabilities previously recorded. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and that the utilization of the provisions is for the intended purpose in accordance with developed exit plans. In the event circumstances change and the provision is no longer required, the provision is reversed. There were no significant reversals or long-lived asset impairments related to our restructuring actions in any periods presented.
Foreign Currency Transactions. The functional currency of the Company's foreign subsidiaries is the U.S. dollar, except for its Japanese subsidiary. Accordingly, all monetary assets and liabilities of the foreign subsidiaries, except for the Japanese subsidiary, are re-measured into U.S. dollars at the exchange rates in effect at the reporting date. Nonmonetary assets and liabilities are translated at historical rates and revenue and expenses are translated at exchange rates in effect during each reporting period. The foreign currency gains and losses are included as a component of other income (expense), net in the accompanying consolidated statements of operations.
The Company uses the Japanese yen as the functional currency for its Japanese subsidiary. Assets and liabilities of the Japanese subsidiary with Japanese yen are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Revenue and expenses are translated at average exchange rates in effect during the period. Translation adjustments are included in stockholders' equity in the accompanying consolidated balance sheet as a component of accumulated other comprehensive (loss) income.
Comprehensive (Loss) Income. Comprehensive (loss) income consists of two components, net loss and other comprehensive (loss) income. Other comprehensive (loss) income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net loss. The Company’s other comprehensive (loss) income consists of unrealized gains and losses on investments categorized as available-for-sale, unrecognized gain (loss) related to defined benefit pension plans, foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as the functional currency and unrealized gains and losses on derivative instruments designated as cash flow hedges.

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
Cash and Cash Equivalents. The Company classifies highly liquid investments with remaining contractual maturity at date of purchase of three months or less as cash equivalents. Cash equivalents consist primarily of money market funds. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value.
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
Concentration of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains cash and cash equivalents with high credit quality financial institutions. The Company derives a significant portion of its revenue from a limited number of individual customers spread globally. The Company also derives revenue from several large customers in different industries and geographies. If the financial condition or results of operations of any one of the large customers deteriorates substantially, the Company’s operating results could be adversely affected. To reduce credit risk, management performs ongoing credit evaluations of the financial condition of significant customers. The Company generally does not require collateral and maintains reserves for probable credit losses on customer accounts.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales and Value Added Taxes. The Company collects various types of taxes from its customers that are assessed by governmental authorities, which are imposed on and concurrent with revenue-producing transactions. Such taxes are recorded on a net basis and are not included in revenue in the accompanying consolidated statements of operations.
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
Impairment of Long-lived Assets. The Company reviews the carrying values of long-lived assets other than goodwill for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value.
We review our goodwill for impairment annually in the fourth quarter of our fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using an income approach that uses discounted cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have three reporting units for which we assess goodwill for impairment.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Issued Accounting Standards.
Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. This guidance will be effective for the Company in fiscal 2018. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.
Reporting of Discontinued Operations and Disclosures of Disposals of Component of an Entity. In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. The amendments in ASU 2014-08 are effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early application permitted. This guidance will be effective during the Company's third quarter of fiscal 2016. The adoption of this standard will not have a significant effect on the Company's condensed consolidated statements of operations.

3. ACQUISITION
Acquisition of FileTek
On September 30, 2013, the Company acquired certain assets of FileTek, Inc. ("FileTek"), a global provider of High Performance Data Analytics storage virtualization, large-scale data management, and active archive solutions. The total purchase price was approximately $9.2 million in cash. This acquisition expanded the Company's storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, SGI acquired FileTek's StorHouse and Trusted Edge software, worldwide customers, engineering team, and services and support resources.
The acquired assets and assumed liabilities were recorded by the Company at their estimated fair values as part of the Storage segment. The Company determined the estimated fair values using estimates and valuations including discounted cash flow and cost approach analyses.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Closing Date (in thousands):

Amount
Tangible assets acquired	$169
Tangible liabilities assumed	(2,922)
Net tangible liabilities	(2,753)
Intangible assets	4,900
Goodwill	7,053
Total net asset acquired	$9,200
The fair value of the major components of the intangibles assets acquired and their estimated useful lives is as follows (in thousands):

		Weighted Average Useful Life
Intangible Asset Class	Fair Value	(in Years)
Purchased technology	$4,400	6.25
Maintenance and service agreements and related relationships	100	4
Trade name / trademarks	400	4
Total intangible assets	$4,900
Acquisition and integration costs directly related to the acquisition were $0.2 million and were recorded in selling, general and administrative expenses.
Unaudited Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations for the Company and FileTek on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2013. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2013. The pro forma financial information for the periods presented include the business combination accounting effect on historical FileTek revenue, amortization and development charges from acquired intangible assets and related tax effects.

	Fiscal Year Ended
	June 27, 2014	June 28, 2013
	(In thousands, except per share amounts)

Revenue	$531,446	$773,640
Net loss	$(52,467)	$(1,995)
Net loss per share - basic and diluted	$(1.53)	$(0.06)

4. CONTRACT MANUFACTURING TRANSITION
In July 2013, the Company selected Jabil Circuit, Inc. ("Jabil") to be its primary global manufacturing services and supply chain management provider. The transition to Jabil was expected to be implemented as a “manage in place” model, which utilizes existing SGI facilities and personnel. On November 18, 2013, the Company signed an asset purchase agreement with Jabil, whereby Jabil would purchase SGI’s primary manufacturing facility, located in Chippewa Falls, Wisconsin and certain other manufacturing assets for $6.3 million in cash.
The total carrying of these assets held for sale were written down to their fair value of $6.3 million, resulting in an impairment charge of $0.9 million recorded in general and administrative expenses in the second quarter of fiscal 2014.

SGI also expected that approximately 120 of its manufacturing personnel in Chippewa Falls would transfer to Jabil. During the second quarter of fiscal 2014, the Company accrued approximately $0.7 million of compensation costs associated with the transfer of these employees as part of the agreement with Jabil, which was recorded within cost of revenue.
During the fourth quarter of fiscal 2014, the Company reevaluated its outsourcing model given lower than anticipated volumes of Company product sales.  On August 4, 2014, the Company terminated the planned manage-in-place outsourcing structure and the asset purchase agreement referenced above. The Company agreed to pay approximately $0.6 million to Jabil for certain assets that were purchased for the manage-in-place model as well as for costs associated with streamlining the manufacturing process. In addition, SGI reversed the $0.7 million accrual previously booked for compensation costs associated with the proposed employee transfer discussed above. The Company will continue to optimize all of its manufacturing capabilities with the objective of improving efficiency and flexibility.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	June 27, 2014
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Pension investments held by insurance companies	5,624	—	5,624	—	5,624
Derivative assets	1,092	—	1,092	—	1,092
Total assets measured at fair value	$6,846	$130	$6,716	$—	$6,846
Derivative liabilities	$3,019	$—	$3,019	$—	$3,019
Total liabilities measured at fair value	$3,019	$—	$3,019	$—	$3,019

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 28, 2013
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$20,015	$20,015	$—	$—	$20,015
Pension investments held by insurance companies	5,549	—	5,549	—	5,549
Derivative assets	69	—	69	—	69
Total assets measured at fair value	$25,633	$20,015	$5,618	$—	$25,633
Derivative liabilities	$208	—	208	—	$208
Total liabilities measured at fair value	$208	$—	$208	$—	$208

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during both fiscal 2014 and fiscal 2013. The Company's cash equivalents, consisting primarily of money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
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
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company does not have any assets or liabilities measured at fair value on a non-recurring basis as of June 27, 2014 and June 28, 2013.

6. DERIVATIVES
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As part of the Company's risk management strategy, we use derivative instruments, primarily forward contracts to hedge economic exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
Beginning in fiscal 2014, we implemented a cash flow hedging strategy to protect anticipated non-functional currency revenue and expenses. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-U.S. Dollar ("USD") cash flows. In general, these foreign exchange contracts, carried at fair value, have maturities between one and twelve months. As of June 27, 2014, the Company has 17 open hedges with the aggregate notional amount in USD equivalent to approximately $44.1 million. The Company currently designates hedges for the Euro, British Pound and the Australian Dollar. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. All amounts related to gains / losses on designated hedges, currently in accumulated other comprehensive income ("AOCI") are expected to be reclassified into earnings over the next 12 months.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Balance Sheet Hedges
Additionally, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities. As of June 27, 2014, the Company has 17 open non-designated hedges with the aggregate USD-equivalent notional amount of approximately $5.9 million.
The before tax effect of derivative instruments for foreign exchange contracts designated as hedging instruments and non-designated hedging instruments in our condensed consolidated statement of operations was as follows (in thousands):

		Fiscal Year Ended
	Location	June 27, 2014	June 28, 2013	June 29, 2012
Designated Derivatives
Cash Flow Hedges:
Loss initially recorded in AOCI on effective portion of derivatives	AOCI	$(1,738)	$—	$—
Loss reclassified from AOCI into income	Net revenue	(2,539)	—	—
Gain reclassified from AOCI into income	Operating expenses	888	—	—
Ineffective portion and amounts excluded from effectiveness testing	Other income (expense), net	115	—	—

Non-designated Derivatives
Foreign exchange contracts	Other income (expense), net	$(1,431)	$(496)	$—

The Company's use of derivative instruments exposes it to non-performance risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company mitigates such risks by limiting our counterparties to major financial institutions, which are selected based on their credit ratings and other factors. The Company has established policies and procedures for mitigating non-performance risk that include establishing counterparty credit limits, monitoring credit exposures, and continually assessing the creditworthiness of counterparties. Therefore the Company does not consider counterparty non-performance risk a material risk at this time.
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of June 27, 2014, was $1.9 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of June 27, 2014.
As of June 27, 2014, the Company has designated derivatives with notional values of approximately $44.1 million and non-designated derivatives with notional values of approximately $5.9 million in Euro, British Pound, Canadian Dollar, Australian Dollar, and other currencies.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative instruments are subject to master netting arrangements and are disclosed gross in the statement of financial position. The gross fair values and location of derivative instruments included in the condensed consolidated statement of financial position as of June 27, 2014 were as follows (in thousands):

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives
Foreign currency forward contracts	$1,092	$—	$—	$(1,092)	$—	$—
Total	$1,092	$—	$—	$(1,092)	$—	$—

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives
Foreign currency forward contracts	$(3,019)	$—	$—	$1,092	$—	$(1,927)
Total	$(3,019)	$—	$—	$1,092	$—	$(1,927)
The gross fair value and location of derivative instruments held in the condensed consolidated statement of financial position as of June 27, 2014 and June 28, 2013 were as follows (in thousands):

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
Location	June 27, 2014	June 28, 2013	Location	June 27, 2014	June 28, 2013

Designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	$88	$—	Other current liabilities	$209	$—
Non- designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	1,004	69	Other current liabilities	2,810	208

Total derivatives	$1,092	$69		$3,019	$208

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the balances and changes in the accumulated other comprehensive loss (income) related to derivative instruments during fiscal 2014 (in thousands):

Amount
AOCI - Balance of losses or (gain) at June 28, 2013	$—
Loss recognized in OCI on derivatives (effective portion) before reclassifications	1,738
Loss reclassified into earnings	(1,651)
AOCI - balance of losses at June 27, 2014	$87
See Statement of Comprehensive Loss and Note 5 for more information regarding derivatives.

7. INVENTORIES
Inventories consist of the following (in thousands):

	June 27, 2014	June 28, 2013
Finished goods	$13,700	$11,332
Work in process	10,795	20,716
Raw materials	22,859	29,722
Total inventories	$47,354	$61,770

Finished goods include inventory at customer sites undergoing installation testing prior to customer acceptance; such amounts were $7.9 million at June 27, 2014 and $2.6 million at June 28, 2013.

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	June 27, 2014	June 28, 2013
Value-added tax receivable	$9,611	$5,626
Deferred tax assets	126	281
Prepaid taxes	1,011	1,229
Other prepaid and current assets	9,054	6,958
Total prepaid expenses and other current assets	$19,802	$14,094

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	Estimated Useful Life	June 27, 2014	June 28, 2013
Land	N/A	$768	$799
Building	30-32	13,705	13,892
Computer equipment and software	2-6	37,254	32,323
Manufacturing equipment	2-7	7,389	7,122
Leasehold improvements	2-7	12,615	8,053
Furniture and fixtures	2-7	1,391	1,503
Vehicles	5	40	51
Construction in progress	N/A	495	1,690
		73,657	65,433
Less accumulated depreciation and amortization		(39,073)	(39,263)
Total property and equipment, net		$34,584	$26,170
Depreciation and amortization expense for fiscal 2014, 2013 and 2012 was $10.7 million, $10.6 million and $9.5 million, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. GOODWILL AND INTANGIBLE ASSETS, NET
The goodwill balances and the movements in fiscal 2014 and 2013 for each of our reportable segments are shown in the table below (in thousands):

	Compute	Storage	Service	Total
Goodwill as of June 29, 2012	$320	$135	$1,076	$1,531
Goodwill arising from acquisitions	—	—	—	—
Goodwill as of June 28, 2013	320	135	1,076	1,531
Goodwill arising from acquisitions	—	7,053	—	7,053
Goodwill as of June 27, 2014	$320	$7,188	$1,076	$8,584
The Company reviews goodwill for impairment annually in the fourth quarter of its fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. We have three reporting units for which we assess goodwill for impairment. Commencing in the first quarter of fiscal 2014, the Company started managing its business on a business unit basis versus the geographic basis previously used by management. Accordingly, we allocated the goodwill balances at the beginning of fiscal 2014 based on relative fair value of each of its business units. Based on our annual assessment no impairment was recorded for fiscal 2014, 2013 or 2012.
Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 27, 2014
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(6,975)	$325
Purchased technology	5	12,200	(10,406)	1,794
Customer backlog	(a)	10,540	(10,215)	325
Trademark/trade name portfolio	5	3,767	(3,685)	82
Patents and other	2 (b)	2,297	(200)	2,097
Total		$36,104	$(31,481)	$4,623

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 28, 2013
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$6,900	$(5,750)	$1,150
Purchased technology	5	7,800	(6,000)	1,800
Customer backlog	(a)	10,540	(9,572)	968
Trademark/ trade name portfolio	5	3,667	(3,072)	595
Patents and other	2 (b)	330	(200)	130
Total		$29,237	$(24,594)	$4,643

(a)	The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset.

(b)	Includes other intangibles assets with an indefinite life.
Intangible assets amortization expense was $3.8 million, $3.7 million and $5.2 million in fiscal 2014, 2013 and 2012, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company reviews the carrying values of long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the assets.
As a result of a decision made in the fourth quarter of fiscal 2014 to stop investment in certain next generation Storage products, we determined that intangible assets related to the product development of these next generation products were impaired. We recorded an impairment charge of $2.9 million in the fourth quarter of fiscal 2014, which was recorded as a cost of revenue.
No impairment of intangible assets was recorded in fiscal 2013 and 2012.
As of June 27, 2014, expected amortization expense for all intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2015	$874
2016	793
2017	759
2018	100
Total amortization	$2,526

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER ASSETS
Other assets consist of the following (in thousands):

	June 27, 2014	June 28, 2013
Long-term service inventory	$15,969	$15,045
Restricted pension plan assets	8,242	7,822
Deferred tax assets	16,663	5,764
Long-term refundable deposits	2,895	3,178
Other assets	627	944
Total other assets	$44,396	$32,753

12. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	June 27, 2014	June 28, 2013
Accrued sales and use tax payable	$15,033	$9,545
Deferred tax liabilities	15,846	5,292
Accrued professional services fees	3,421	3,635
Accrued warranty, current portion	4,216	3,303
Income taxes payable	379	491
Accrued restructuring and severance	2,741	3,965
Derivatives	3,019	208
Other	9,005	8,925
Total other current liabilities	$53,660	$35,364

13. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	June 27, 2014	June 28, 2013
Accrued warranty, non-current portion	$1,828	$2,319
Deferred rent	6,312	11
Other	667	1,460
Total other non-current liabilities	$8,807	$3,790

14. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, is as follows (in thousands):

	June 27, 2014	June 28, 2013
Balance at beginning of period	$5,622	$7,302
Current period accrual	3,301	4,091
Warranty expenditures charged to accrual	(3,790)	(4,515)
Changes in accrual for pre-existing warranties	911	(1,256)
Balance at end of period	$6,044	$5,622

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. RESTRUCTURING ACTIVITY
The Company has implemented restructuring actions to streamline operations and reduce operating expenses. Total expense for all restructuring actions was $1.3 million, $9.0 million, and $2.5 million for fiscal 2014, 2013 and 2012, respectively. The restructuring expense is included in operating expenses in the accompanying consolidated statement of operations. The total restructuring liability was $0.3 million of June 27, 2014 and was classified as current liabilities in the accompanying consolidated balance sheet.
Fiscal 2012 Restructuring Action
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe.
Total expense incurred in connection with this restructuring plan, for actions taken through June 27, 2014 was $12.6 million. This restructuring action is substantially complete.
Activity in accrued restructuring for the fiscal 2012 restructuring action was as follows (in thousands):

Employee Terminations
Balance at June 29, 2012	$1,621
Cost incurred	9,048
Cash payments	(8,252)
Balance at June 28, 2013	2,417
Costs incurred	1,251
Cash payments	(3,399)
Balance at June 27, 2014	$269

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CREDIT FACILITY
On December 5, 2011, the Company entered into a five-year senior secured credit facility in the aggregate principal amount of $35.0 million. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility included a feature that allowed the Company to increase the revolver amount in the first 18 months. The Company exercised this feature, and on May 1, 2012 the revolver amount was increased by $5.0 million to an aggregate principal amount of $40.0 million. On February 25, 2013, the Company amended the agreement and reduced the revolver amount to $25.0 million. The credit facility includes a $10.0 million letter of credit subfacility. See Note 24 "Commitments and Contingencies" for more information regarding the letter of credit.
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
During fiscal 2013 the Company made a $15.7 million payment to pay off the outstanding balance under the credit facility, which included $0.4 million of accrued interest. Accordingly, as of June 27, 2014, the Company had no outstanding balance owed on the credit facility. As of June 27, 2014, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier. The Company was in compliance with all covenants as of June 27, 2014.

17. SHARE-BASED COMPENSATION
Share-Based Compensation Plans
In 2005, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2005 Equity Incentive Plan (“2005 Plan”), 2005 Non-Employee Directors’ Stock Option Plan ("2005 Director Plan") and 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”). As of June 27, 2014, the aggregate number of shares of common stock available for grant under each plan is 2,810,074, 81,666 and 592,350 shares, respectively. Each plan contains a provision that automatically increases the number of shares of common stock reserved for issuance on January 1 of each year through January 1, 2015. During fiscal 2012, the number of shares authorized for issuance under each Plan was increased by 1,295,453 shares, 0 shares and 1,123,863 shares, respectively. During fiscal 2013, the number of shares authorized for issuance under each Plan was increased by 886,075 shares, 0 shares and 51,653 shares, respectively. During fiscal 2014, the number of shares authorized for issuance under each Plan was increased by 798,805 shares, 0 shares and 365,263 shares, respectively.
The Company’s Board of Directors adopted the 2006 New Recruit Equity Incentive Plan (“New Recruit Plan”) in January 2006 which allows the Company to grant non-statutory stock awards to newly hired employees as an inducement to join the Company. No grants may be made under the New Recruit Plan to persons who are continuing employees or directors. The New Recruit Plan provides for the grant of the following stock awards: (i) non-statutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards and (vi) other stock awards. As of June 27, 2014, the number of shares of common stock available for grant under the 2006 Plan is 196,116 shares. There have been no increases in the total shares of common stock reserved for the New Recruit Plan during fiscal 2014, 2013 and 2012. The exercise price of each non-statutory stock option shall be not less than 100% of the fair market value of the common stock subject to the option on the date the option is granted.
Stock awards expire ten years from the date of grant, or such shorter period specified in the award agreement. The awards vest over a period of time as determine by the board of directors, generally over four years from the date the award is granted. The Company issues new shares of its common stock upon exercise of stock options, issuance of restricted stock units (“RSU”)

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and issuance of shares purchased under its 2005 ESPP Plan. Common stock to be issued for grants of RSUs are not issued until the RSU vests and do not have rights to vote or receive dividends.
Determining Fair Value
The fair value of certain share-based awards is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Option Plans Shares
Risk-free interest rate	N/A	0.7%	1.0%
Volatility	N/A	66.1%	69.7%
Weighted average expected life (in years)	N/A	4.99	4.73
Expected dividend yield	N/A	—%	—%
Weighted average grant date fair value	N/A	$4.83	$6.67

ESPP Plan shares
Risk-free interest rate	0.2%	0.2%	0.2%
Volatility	56.7%	79.4%	78.0%
Weighted average expected life (in years)	1.25	1.25	1.25
Expected dividend yield	—%	—%	—%
Weighted average grant date fair value	$5.59	$4.84	$5.39
The computation of expected life is based on an analysis of the Company's historical exercise and post-vesting forfeiture experience. The expected volatility is based on the implied and historical volatility for the Company from fiscal 2010 through the second quarter of fiscal 2012 and historical volatility from the third quarter of fiscal 2012 through the fourth quarter of fiscal 2014; this change had no significant impact on the volatility rate used during the year. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. As share-based compensation expense recognized in the accompanying consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.
Share-Based Compensation Expense
Total share-based compensation expense is as follows (in thousands):

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Cost of revenue	$1,676	$1,598	$1,358
Research and development	2,072	2,250	1,938
Sales and marketing	2,598	1,629	1,570
General and administrative	5,633	4,623	5,195
Total share-based compensation expense	$11,979	$10,100	$10,061
Total share-based compensation expense for the fiscal 2012 includes $1.4 million of share-based expense recognized by the Company due to the modification of certain terms of the vested options held by the Company's former Chief Executive Officer and former Chief Financial Officer.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity
The following table summarizes the Company’s stock option activity for fiscal 2014 and 2013.

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 29, 2012	3,703,660	$10.79
Options granted	154,000	8.87
Options exercised	(1,334,910)	10.65
Options cancelled	(241,349)	12.57
Balance at June 28, 2013	2,281,401	10.56
Options granted	—	—
Options exercised	(492,825)	7.83
Options cancelled	(180,140)	18.32
Balance at June 27, 2014	1,608,436	$10.53	5.59	$1,934
Vested and expected to vest at June 27, 2014	1,572,035	$10.56	5.54	$1,875
Exercisable at June 27, 2014	1,299,280	$10.76	5.13	$1,602
The total intrinsic value of options exercised in fiscal 2014, 2013 and 2012 was $3.9 million, $4.4 million and $1.0 million, respectively. The total fair value of shares vested during fiscal 2014, 2013 and 2012 was $2.5 million, $4.1 million and $3.1 million, respectively.
As of June 27, 2014, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.83 years.
The following table summarizes information about stock options outstanding under all option plans as of June 27, 2014:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Outstanding Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 5.07 - $ 5.07	18,568	4.92	$5.07	18,568	$5.07
5.34 - 5.34	221,274	4.81	5.34	221,148	5.34
5.60 - 6.58	162,971	6.48	5.87	83,075	5.88
6.69 - 7.99	174,720	5.39	7.69	160,135	7.77
8.35 - 9.68	108,417	5.35	9.05	99,663	9.05
9.78 - 9.78	212,396	7.68	9.78	76,979	9.78
9.82 - 11.61	169,394	7.16	10.76	153,769	10.74
11.69 - 14.15	165,301	5.37	12.25	163,321	12.22
14.26 - 14.68	19,000	7.12	14.35	13,937	14.35
14.69 - 37.91	356,395	3.89	17.34	308,685	17.72
5.07 - 37.91	1,608,436	5.59	10.53	1,299,280	10.76

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Activity
The following table summarizes the Company’s RSU activity for fiscal 2014 and 2013.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Balance at June 29, 2012	918,764	$10.12
Awarded	991,239	10.24
Released	(411,534)	12.63
Forfeited	(160,702)	11.10
Balance at June 28, 2013	1,337,767	10.27
Awarded	1,237,967	14.41
Released	(558,481)	12.17
Forfeited	(320,430)	11.98
Balance at June 27, 2014	1,696,823	$12.67	1.28	$16,052
Vested and expected to vest at June 27, 2014	1,340,412	$12.56	1.14	$12,922
In August 2012, the Company granted time-based RSUs ("2012 executive time-based RSUs") and performance-based RSUs (“2012 executive PSUs”) to members of the Company's executive management team.  The 2012 executive time-based RSUs vest over four years, with 25% vesting after one year and an additional 6.25% vesting quarterly thereafter, subject to the recipient's continuous service through each vesting date. The 2012 executive PSUs are eligible to vest upon the achievement of certain financial performance criteria for the Company for fiscal 2013.  In general, the 2012 executive PSUs grants may be increased or decreased depending on the level of attainment by the Company of the performance metrics established by the Board. The financial performance criteria were achieved for fiscal 2013 and the Company awarded the 2012 executive PSU at 135% of the amounts initially awarded in August 2012. Accordingly, 25% of the 2012 executive PSUs vested following the Company's public announcement of financial results for fiscal 2013 and the remaining 75% of the 2012 executive PSUs vested in three annual installments of 25% thereafter, subject to the recipient's continued service through each vesting date.
In August 2013, the Company granted time-based RSUs ("2013 executive time-based RSUs") and performance-based RSUs (“2013 executive PSUs”) to members of the Company's executive management team.  The 2013 executive time-based RSUs vest quarterly over four years, subject to the recipient's continuous service through each vesting date. The 2013 executive PSUs were eligible to vest upon the achievement of certain financial performance criteria for the Company for fiscal 2014.  If the performance criteria were not met, none of the 2013 executive PSUs would vest and would be forfeited.  If the performance criteria were met, 25% of the 2013 executive PSUs would vest following the Company's public announcement of financial results for fiscal 2014 and the remaining 75% of the 2013 executive PSUs would vest in twelve quarterly installments thereafter, subject to the recipient's continued service through each vesting date.  The financial performance criteria for the 2013 executive PSUs were not achieved and none of the 2013 executive PSUs vested.
As of June 27, 2014, there was $7.6 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.55 years.
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

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
RSUs shares withheld for taxes	214,304	159,829	95,746
RSUs amounts withheld for taxes	$2,671	$2,080	$1,126

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan
At June 27, 2014, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP Plan not yet recognized was approximately $0.4 million. This cost will be amortized on a straight-line basis over approximately 1.9 years. The following table shows the shares issued and their respective weighted-average purchase price per share during fiscal 2014, 2013 and 2012.

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Shares issued	540,448	485,707	508,132
Weighted-average purchase price per share	$7.92	$7.09	$6.42

18. STOCKHOLDERS’ EQUITY
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
The following table shows the total number of shares repurchased during fiscal 2014 and 2013 (in thousands, except per share amount):

	Treasury Stock
	Number of Shares	Amount	Average Purchase Price per Share
Cumulative balance at June 29, 2012	749	$4,912	$6.56
Repurchase of Treasury Stock:
Twelve months ended June 28, 2013	197	2,780	$14.07
Cumulative balance at June 28, 2013	946	$7,692	$8.13
Repurchase of Treasury Stock:
Twelve months ended June 27, 2014	898	10,985	$12.24
Cumulative balance at June 27, 2014	1,844	$18,677	$10.13

Amount available to purchase under current approved plan		$16,235

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive (Loss) Income
The following table summarizes the components of accumulated other comprehensive loss as of June 27, 2014, June 28, 2013 and June 29, 2012 (in thousands):

	June 27, 2014	June 28, 2013	June 29, 2012
Cumulative translation adjustment	$(608)	$102	$838
Unrealized loss on cash flow hedges	(87)	—	—
Loss on pension assets	(3,193)	(2,253)	(2,318)
Accumulated other comprehensive loss	$(3,888)	$(2,151)	$(1,480)
The related tax effects of these components of accumulated other comprehensive loss is not material to the Company.
19. EARNINGS PER SHARE
Basic and diluted net income (loss) per common share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding and dilutive common shares equivalent shares outstanding during the period. For fiscal 2014, 2013 and 2012, the effect of outstanding options and RSUs were anti-dilutive to loss per share and were therefore excluded from the calculation of diluted loss per share.
The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method required by accounting principles generally accepted in the U.S. As the Company had a net loss in fiscal 2014, 2013 and 2012, basic and diluted net loss per share are the same for these fiscal years.
The following table sets forth the computation of basic and diluted net loss per share for fiscal 2014, 2013 and 2012 (in thousands, except per share amount):

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Numerator:
Net loss	$(52,814)	$(2,820)	$(24,461)
Denominator:
Weighted-average common shares used in computing basis and diluted net loss per share	34,260	32,909	31,653

Basic and diluted net loss per share	$(1.54)	$(0.09)	$(0.77)
The following table sets forth potential shares of common stock, which are excluded from the calculation of diluted net loss per share, as the result would be anti-dilutive (in thousands):

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Options, RSUs and ESPP	3,442	3,667	4,623

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a reconciliation of the projected benefit obligation and the fair value of plan assets as of June 27, 2014 and June 28, 2013 for both the German and Japan plans (in thousands):

	Germany Plan		Japan Plan		Total
	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Projected Benefit Obligation
Benefit obligation, beginning of year	$12,768	$11,863	$4,690	$6,053	$17,458	$17,916
Service cost	47	140	384	544	431	684
Interest cost	470	498	78	93	548	591
Actuarial losses	1,074	152	(33)	154	1,041	306
Benefits paid	(526)	(396)	(467)	(9)	(993)	(405)
Effect of curtailments	—	—	—	(85)	—	(85)
Effect of settlements	—	—	—	(926)	—	(926)
Effect of amendment	—	—	—	(24)	—	(24)
Foreign exchange rate changes	584	511	(167)	(1,110)	417	(599)
Benefit obligation, ending of year	$14,417	$12,768	$4,485	$4,690	$18,902	$17,458

Fair Value of Plan Assets
Fair value of plan assets, beginning of year	$2,633	$2,429	$2,916	$3,698	$5,549	$6,127
Expected return on plan assets	91	90	85	100	176	190
Participant contributions	9	12	529	769	538	781
Effect of settlement	—	—	—	(887)	—	(887)
Actuarial losses	(33)	(126)	(60)	(61)	(93)	(187)
Benefit payments	(180)	(108)	(448)	(9)	(628)	(117)
Foreign exchange rate changes	186	336	(104)	(694)	82	(358)
Fair value of plan assets, ending of year	$2,706	$2,633	$2,918	$2,916	$5,624	$5,549

Underfunded Status
Projected benefit obligation	$14,417	$12,768	$4,485	$4,690	$18,902	$17,458
Fair value of plan assets	2,706	2,633	2,918	2,916	5,624	5,549
Underfunded status of plan	$11,711	$10,135	$1,567	$1,774	$13,278	$11,909

The Company has life insurance policies with cash surrender values that have been earmarked by the Company to partly cover the underfunded status of the German plan. As of June 27, 2014, the cash surrender values of the life insurance plans of $0.4 million and $8.2 million are included in other current assets and other assets, respectively, in the accompanying consolidated balance sheets. As of June 28, 2013, the cash surrender values of the life insurance plans of $0.3 million and $7.8 million are included in other current assets and other assets, respectively, in the accompanying consolidated balance sheets.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recognized on the consolidated balance sheets as of June 27, 2014 and June 28, 2013 for both the German and Japan plans (in thousands):

	German Plan		Japan Plan		Total
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Amounts recognized in the consolidated balance sheets
Accrued benefit cost
Current liabilities	$347	$367	$—	$—	$347	$367
Non-current liabilities	$11,364	$9,768	$1,567	$1,774	$12,931	$11,542
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$(2,948)	$(2,036)	$(245)	$(217)	$(3,193)	$(2,253)
The following table summarizes the amounts recorded to other comprehensive (loss) income net of taxes during fiscal 2014 and 2013 (in thousands):

	Fiscal Year Ended
	June 27, 2014	June 28, 2013
Amounts recognized in other comprehensive (loss) income
Net actuarial (loss) gain - German Plan	$(912)	$125
Net actuarial loss - Japan Plan	(28)	(60)
Total recognized in other comprehensive (loss) income	$(940)	$65
The Company expects to recognize less than $0.1 million of amortization from accumulated other comprehensive (loss) income into net periodic benefit cost during fiscal 2015.
The following table summarizes the amounts related to the pension plan with accumulated benefit obligation in excess of plan assets at June 27, 2014 and June 28, 2013 (in thousands):

	German Plan		Japan Plan		Total
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Projected benefit obligation	$14,417	$12,768	$4,485	$4,690	$18,902	$17,458
Accumulated benefit obligation	$14,345	$12,704	$3,936	$3,844	$18,281	$16,548
Fair value of plan assets	$2,706	$2,633	$2,918	$2,916	$5,624	$5,549
The Company carries the interest and service cost of the plan. Actuarial gains and losses are amortized over the expected life of the plan.
Weighted average assumptions used to determine benefit obligations for the German and Japan plans were as follows:

	German Plan		Japan Plan
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Assumptions used to determine benefits obligations:
Discount rate	3.1% - 3.2%	3.6%	1.2%	1.7%
Rate of compensation increase	0.0% - 1.0%	0.0% - 1.0%	5.7%	5.7%
Assumptions used to determine net periodic benefit cost:
Discount rate	3.6%	3.6%	1.7%	1.7%
Expected long-term rate of return on plan assets	3.3% - 4.1%	3.3% - 4.1%	3.0%	3.0%
Rate of compensation increase	0.0% - 1.0%	0.0% - 1.0%	5.7%	5.7%
The discount rate reflects the current rate at which the Company believes associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The net periodic benefit cost of the German and Japan plans was comprised of the following components (in thousands):

	German Plan			Japan Plan			Total
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012	June 27, 2014	June 28, 2013	June 29, 2012	June 27, 2014	June 28, 2013	June 29, 2012
Net periodic benefit cost
Service cost	$47	$140	$118	$384	$544	$749	$431	$684	$867
Interest expense	470	498	563	78	93	128	548	591	691
Expected return on plan assets	(91)	(90)	(97)	(85)	(100)	(97)	(176)	(190)	(194)
Amortization on actuarial losses	128	170	—	—	—	—	128	170	—
Loss on settlement	—	—	—	—	39	993	—	39	993
Gain from curtailment	—	—	—	—	—	(1,265)	—	—	(1,265)
Net periodic benefit cost	$554	$718	$584	$377	$576	$508	$931	$1,294	$1,092
The Company does not expect to make any contributions to the German plan during the next fiscal year as contributions are not required by funding regulations or laws and the cash surrender value of the life insurance plan earmarked by the Company substantially covers the under-funded status of the German plan.
The Company expects to make contributions to the Japan plan of approximately $0.5 million during fiscal 2015.
Fair Value of Plan Assets
The plan assets measured at fair value consisted of the following as of June 27, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Pension investments held by insurance companies- German Plan	$—	$2,706	$—	$2,706
Pension investments held by insurance companies - Japan Plan	—	2,918	—	2,918
Total assets measured at fair value	$—	$5,624	$—	$5,624
The plan assets measured at fair value consisted of the following as of June 28, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Pension investments held by insurance companies- German Plan	$—	$2,633	$—	$2,633
Pension investments held by insurance companies - Japan Plan	—	2,916	—	2,916
Total assets measured at fair value	$—	$5,549	$—	$5,549
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Employee Benefit Payments
The following table provides the estimated pension payments that are payable from the plans to participants (in thousands):

	Future Payments
Fiscal Year	Germany	Japan	Total
2015	$454	$154	608
2016	468	157	625
2017	500	158	658
2018	678	349	1,027
2019	894	161	1,055
Following five years	4,025	1,367	5,392
Total	$7,019	$2,346	$9,365
Defined Contribution Plan
The Company's U.S. employees are eligible to participate in the Company's qualified defined contribution plan under section 401(k) of the Internal Revenue Code. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. Under the terms of the plan, the Company may provide a discretionary matching contribution at the discretion of its management or the Company can make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $2.8 million, $1.5 million and $1.4 million during fiscal 2014, 2013 and 2012, respectively.
21. INCOME TAXES
The provision (benefit) for income taxes for fiscal years 2014, 2013 and 2012 was as follows (in thousands):

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Federal:
Current	$—	$(137)	$7
Deferred	—	—	—
	—	(137)	7
State:
Current	205	(18)	(136)
Deferred	—	—	—
	205	(18)	(136)
Foreign:
Current	(3)	(11,995)	(524)
Deferred	(190)	(473)	1,654
	(193)	(12,468)	1,130
Income tax (benefit) provision	$12	$(12,623)	$1,001

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of loss before income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Domestic sources	$(58,790)	$(23,429)	$(17,817)
Foreign sources	5,988	7,986	(5,643)
Total	$(52,802)	$(15,443)	$(23,460)
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
As of June 27, 2014 and June 28, 2013, the significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	Fiscal Year Ended
	June 27, 2014	June 28, 2013
Deferred tax assets:
Net operating losses and tax credit carry forwards	$126,541	$146,488
Stock based compensation	7,692	11,949
Intangible and fixed assets	13,927	12,850
Accruals and reserves	21,134	18,644
Other	1,128	2,301
Total deferred tax assets	170,422	192,232
Deferred tax liabilities:
Deferred revenue	(1,348)	(28,171)
Total deferred tax liabilities	(1,348)	(28,171)
Net deferred tax assets	169,074	164,061
Less valuation allowance	(168,131)	(163,308)
Net deferred tax assets	$943	$753
The valuation allowance against the Company's deferred tax assets increased from $163.3 million as of June 28, 2013 to $168.1 million as of June 27, 2014. The increase was primarily due to a reduction of deferred tax liabilities related to a prior year income tax accounting method change. The net deferred tax asset as of June 27, 2014 is attributable to deferred tax assets of certain foreign subsidiaries which we believe are more likely than not of being realized. The majority of deferred tax assets are subject to full valuation allowance as they are more likely than not unrealized based on all available positive and negative evidence including our history of operating results and uncertainty of predicting future income.
As of June 27, 2014, the Company has federal, state, other foreign and Japan net operating loss carryforwards of $212.9 million, $135.0 million, $83.7 million and $68.7 million, respectively. If not utilized, the net operating loss carryforwards will begin to expire in fiscal 2015 for state and foreign, fiscal 2017 for Japan and fiscal 2028 for federal. Substantially all Japan net operating losses of $68.7 million will expire by fiscal 2021. The amounts expiring in fiscal 2015 are immaterial to our financial statements.
As a result of a cumulative ownership change of greater than 50% occurring in January, 2010, the Company's ability to utilize federal and state net operating loss and credit carryforwards is subject to an annual limitation as defined by sections 382 and 383 of the Internal Revenue Code.  The Company anticipates that all net operating loss carryforwards will become available prior to expiration if there are no subsequent events that produce a greater restriction on the net operating losses.
Tax attributes related to stock option windfalls deductions are not recorded until the deductions result in a reduction of cash taxes payable. The amount of the Company's unrealized federal and state net operating losses relating to stock options deductions as of June 27, 2014 was $17.5 million. The benefit of these net operating losses will be recorded to additional paid-in capital if and when the Company realizes a reduction of cash taxes payable.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 27, 2014, the Company has federal and state Research and Development tax credits of $5.6 million and $6.0 million, respectively and $4.8 million of foreign investment tax credits. If not utilized, the federal and foreign tax credits will begin to expire in fiscal 2027 and 2019, respectively. The state tax credits do not expire.
The Company's policy with respect to its undistributed foreign earnings is to consider those earnings to be indefinitely reinvested or repatriated tax-free and, accordingly, no related provision for income or withholding taxes have been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both income taxes and withholding taxes in the U.S. and various foreign countries. At June 27, 2014, the Company did not record deferred tax liabilities of $5.0 million on approximately $17.9 million of earnings that are deemed to be permanently reinvested overseas or repatriated tax free.
A reconciliation of the statutory federal income tax rate for fiscal 2014, 2013 and 2012 is as follows:

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Federal statutory rate provision	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	(0.2)	(1.3)	(0.9)
Foreign rate differential	2.3	13.8	(5.4)
Stock based compensation	0.1	(2.1)	(2.3)
Valuation allowance - US	(38.3)	(47.0)	(20.9)
Valuation allowance - Foreign	0.4	3.1	(7.4)
Unrecognized tax benefits	(0.1)	68.9	4.9
Foreign tax refunds	2.6	15.8	—
Foreign withholding tax	—	—	(2.9)
Federal research credits	0.7	4.5	1.7
Foreign dividend and other	(2.5)	(8.6)	(6.3)
Effective tax rate	—%	82.1%	(4.5)%
A reconciliation of the unrecognized tax benefits (excluding interest and penalties) from June 24, 2011 through June 27, 2014 are as follows (in thousands):

Balance at June 24, 2011	$22,863
Increase to current year positions	1,142
Decrease to prior year positions	(12,556)
Decrease due to lapse of statute of limitations	(2,182)
Balance at June 29, 2012	9,267
Increase to current year positions	524
Decrease to prior year positions	(3,685)
Decrease due to lapse of statute of limitations	(804)
Decrease of unrecognized tax benefits related to settlements	(315)
Balance at June 28, 2013	4,987
Increase to current year positions	344
Increase to prior year positions	910
Decrease due to lapse of statute of limitations	(270)
Balance at June 27, 2014	$5,971
At June 27, 2014, the Company had approximately $6.0 million of gross unrecognized tax benefit of which $2.1 million, if recognized, will impact the effective tax rate. The Company does not expect that the total unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company classifies interest expense and penalties related to unrecognized tax benefits as components of income tax expense. As of June 27, 2014, the Company has accrued interest and penalties of approximately $6.8 million and $0.5 million, respectively, on the Company’s consolidated balance sheet.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2014, the Company recognized net expense of approximately $0.3 million for interest and $0.3 million for penalties resulting from reversals of unrecognized tax benefits and current year additions as recorded in the consolidated statement of operations.
The Company’s U.S. federal tax returns for 2007 and prior years are no longer subject to examination. The Company’s state tax returns for years prior to 2007 are not subject to examination.
The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statute of limitations ranging from 3 to 7 years. Tax years still open to examination by foreign tax authorities range from 2007 through 2013.
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
A description of Company's three reportable segments is as follows:
Compute—The Compute solutions segment includes our scale-out computing, scale-up computing and software solutions. Compute solutions also include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability.
Storage—The Storage solutions segment includes both hardware and software offerings to address virtually every type of data storage and management requirement. Products range from entry-level disk arrays to complex storage systems, with innovative technology and hardware, to include the SGI Modular InfiniteStorage™ platform, SGI InfiniteStorage™ gateway and SGI CXFS™ file system. Our storage solutions are designed to provide extreme scale, broad flexibility and to minimize the cost to store data.
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
All historical segment numbers for fiscal 2013 and 2012 have been recast to conform to the fiscal 2014 business unit presentation.
The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenue is generally allocated based on the type of products and service provided to our customers. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A portion of the segments' expenses arise from shared services and infrastructure that the Company provides to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development and other corporate infrastructure expenses. The corporate charges that are directly attributable to the segments are allocated and are reassessed on a periodic basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The profitability of each of the segments is measured after excluding share based compensation expenses, amortization of intangibles, restructuring charges, manufacturing transition costs, general and administration charges, other unallocated corporate charges and other items as noted in the reconciliation below as management does not include this information in its measurement of the performance of the operating segments.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Results
The following table presents revenue and operating profit (loss) for the Company’s segments for fiscal 2014, 2013 and 2012 (in thousands):

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Total net revenue
Compute	$307,440	$498,166	$486,188
Storage	67,125	92,523	70,545
Service	155,381	176,538	196,254
Total net revenue	$529,946	$767,227	$752,987

Operating profit from reportable segments
Compute	$(989)	$30,304	$25,320
Storage	843	1,140	(2,069)
Service	60,412	58,805	56,616
Total operating profit from reportable segments (1)	$60,266	$90,249	$79,867
(1) The profitability of each of the segments is measured after excluding unallocated corporate charges, restructuring and severance, amortization and impairment of acquired intangibles, share based compensation expenses, manufacturing transition and termination costs, and other items as noted in the reconciliation below.
The following table reconciles segment results to our total company results from operations before taxes:

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012
	(in thousands)
Total reportable segments' operating profit	$60,266	$90,249	$79,867
All other corporate charges:
Unallocated operating expenses	73,357	76,186	73,054
Restructuring and severance	12,222	13,965	3,092
Amortization and impairment of intangibles	6,748	3,709	5,190
Share based compensation	11,979	10,100	10,061
Manufacturing transition / termination costs	2,199	—	—
Excess and obsolescence inventory charges	5,424	—	10,135
Other	3,184	(57)	(222)
Total all other corporate charges	115,113	103,903	101,310
Loss from operations, as reported	$(54,847)	$(13,654)	$(21,443)
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
The Company's assets are located primarily in the United States and are not allocated to any specific business segment. The Company does not measure the performance of its business segments on any asset-based metrics. Therefore, reportable segment information is presented only for revenue and operating profit (loss).
Customer Information
For fiscal 2014, various agencies of the United States government, excluding system integrators, accounted for 10% or more of our revenue. For fiscal 2013 and 2012, Amazon accounted for approximately 18% and 16% of our revenue,

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. Our direct sales to the U.S. government accounted for16%, 19%, and less than 10% of our revenue in fiscal 2014, 2013, and 2012, respectively.
At June 27, 2014, two customers accounted for 27% of the Company's accounts receivable. At June 28, 2013, one customer accounted for 20% of the Company's accounts receivable.
Geographic Information
The following table presents revenue by geographic region for fiscal 2014, 2013 and 2012 (in thousands except percentages):

	Fiscal Year Ended
	June 27, 2014	June 28, 2013	June 29, 2012

Americas	$277,536	$496,508	473,746
As a percent of total net revenue	52.4%	64.7%	62.9%
EMEA	116,071	134,152	108,849
As a percent of total net revenue	21.9%	17.5%	14.5%
APJ	136,339	136,567	170,392
As a percent of total net revenue	25.7%	17.8%	22.6%
Total revenue	$529,946	$767,227	752,987
Americas includes both North and South America. EMEA includes European countries, as well as the Middle East and Africa. APJ includes Australia, Japan and all other Asian countries.
International sales to Japan, the only foreign country which accounted for ten percent or more of revenue, was $108.3 million for fiscal 2014 or 20% of revenue, $98.9 million for fiscal 2013 or 13% of revenue and $130.9 million or 17% of revnue for fiscal 2012.
Approximately 97% and 94% of the Company’s property and equipment was located in the United States as of June 27, 2014 and June 28, 2013, respectively. No individual foreign country’s property and equipment was material for disclosure purposes.
23. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company’s financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at June 27, 2014 was $4.6 million for which the Company has $4.5 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the consolidated balance sheets.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year	Amount
2015	$6,229
2016	4,086
2017	2,755
2018	2,376
2019	2,377
Thereafter	11,167
Total	$28,990
Rent expense for fiscal 2014, 2013 and 2012 was approximately $7.4 million, $7.5 million and $8.3 million, respectively.
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
As of June 27, 2014, these non-cancelable purchase commitments were approximately $18.5 million, of which $17.2 million are due in the next 12 months.
In June 2013, the Company signed a lease for a new headquarters facility and incurred approximately $10.7 million for capital expenditures and received approximately $5.9 million in lease incentives.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 27, 2014. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of June 27, 2014.
Credit facility
The Company's credit facility includes a $10.0 million letter of credit subfacility. As of June 27, 2014, the Company has a $2.0 million outstanding letter of credit to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. See Note 16 "Credit Facility" for more information regarding the credit facility.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of quarterly results of operations for fiscal 2014 and 2013 (in thousands, except per share amounts).

	Fiscal Quarter Ended
	June 27, 2014	March 28, 2014	December 27, 2013	September 27, 2013
Revenue	$142,084	$124,283	$116,060	$147,519
Gross profit	$35,606	$31,070	$33,483	$38,248
Net loss	$(10,449)	$(21,858)	$(13,684)	$(6,823)

Basic and diluted net loss per share:	$(0.30)	$(0.64)	$(0.40)	$(0.20)
Shares used in the calculation of basic and diluted net loss per share:	34,445	34,325	34,176	34,096

	Fiscal Quarter Ended
	June 28, 2013	March 29, 2013	December 28, 2012	September 28, 2012
Revenue	$170,532	$232,588	$171,226	$192,881
Gross profit	$46,786	$52,492	$47,564	$42,210
Net (loss) income	$(4,465)	$9,224	$1,101	$(8,680)
Basic and diluted net (loss) income per share:
Basic	$(0.13)	$0.28	$0.03	$(0.27)
Diluted	$(0.13)	$0.27	$0.03	$(0.27)
Shares used in the calculation of net (loss) income per share:
Basic	33,859	33,201	32,410	32,166
Diluted	33,859	34,467	32,778	32,166

SCHEDULE II.

SILICON GRAPHICS INTERNATIONAL CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Fiscal Year Ended
	June 27, 2014	June 28, 2013
Allowance for doubtful accounts:
Beginning balance	$1,074	$1,597
Charges, net of recoveries	70	38
Write-offs and adjustments	(857)	(561)
Ending balance	$287	$1,074

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 27, 2014.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of June 27, 2014.
The effectiveness of our internal control over financial reporting as of June 27, 2014 has been audited by Deloitte & Touche LLP, independent registered public accounting firm, as stated in its report appearing below.
Changes in Internal Control over Financial Reporting
The Company also evaluated changes to its internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fiscal year ended June 27, 2014 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Silicon Graphics International Corp.
Milpitas, CA

We have audited the internal control over financial reporting of Silicon Graphics International Corp. and subsidiaries (the "Company") as of June 27, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 27, 2014 of the Company and our report dated September 8, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, CA
September 8, 2014

Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
All other information required by this Item is incorporated by reference herein to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) scheduled for December 9, 2014.

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
3. Exhibits
See the Exhibit Index following the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS INTERNATIONAL CORP.

By:	/s/ ROBERT J. NIKL
Robert J. Nikl Chief Financial Officer
Dated: September 8, 2014

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

Signature	Title	Date

/s/ Jorge L. Titinger	President, Chief Executive Officer and Director	September 8, 2014
Jorge L. Titinger	(Principal Executive Officer)

/s/ Robert J. Nikl	Executive Vice President and Chief Financial Officer	September 8, 2014
Robert J. Nikl	(Principal Financial Officer)

/s/ Mekonnen P. Asrat	Vice President of Finance and Corporate Controller	September 8, 2014
Mekonnen P. Asrat	(Principal Accounting Officer)

/s/ Charles M. Boesenberg	Director	September 8, 2014
Charles M. Boesenberg

/s/ Gary A. Griffiths	Director	September 8, 2014
Gary A. Griffiths

/s/ Michael W. Hagee	Director	September 8, 2014
Michael W. Hagee

/s/ Douglas R. King	Director	September 8, 2014
Douglas R. King

/s/ Hagi Schwartz	Director	September 8, 2014
Hagi Schwartz

/s/ Ronald D. Verdoorn	Chairman of the Board of Directors	September 8, 2014
Ronald D. Verdoorn

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
2.1		Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009
2.2		Amendment to Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc., dated as of April 30, 2009.	8-K	2.1	000-51333	5/5/2009
2.3		Stock Purchase Agreement dated as of March 8, 2011, by and among Silicon Graphics World Trade B.V., SGI Japan, Ltd., certain subsidiaries of SGI Japan and NEC CORPORATION as the Stockholders' Representative.	8-K	2.1	000-51333	3/9/2011
3.1		Amended and Restated Certificate of Incorporation.	10-Q	3.1	000-51333	8/12/2005
3.2		Amended and Restated Bylaws.					X
3.3		Certificate of Ownership and Merger.	8-K	3.3	000-51333	5/21/2009
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2		Form of Specimen Common Stock Certificate.	8-K	4.2	000-51333	5/21/2009
10.1	*	Form of Indemnification Agreement for directors and executive officers.	8-K	99.1	000-51333	5/14/2012

10.2	*	2005 Equity Incentive Plan, as amended.	10-K	10.3	0000-51333	9/10/2012
10.3	*	2005 Non-Employee Directors’ Stock Option Plan.	S-1	10.1	333-122576	2/4/2005
10.4	*	2005 Employee Stock Purchase Plan, as amended.	10-K	10.5	0000-51333	9/10/2012
10.5	*	Form of Stock Option Agreement under the 2006 New Recruit Equity Incentive Plan.	8-K	10.2	000-51333	1/30/2006
10.6	*	2006 New Recruit Equity Inventive Plan, as amended and restated.	10-K	10.48	000-51333	2/28/2007
10.7	*	Form of Option Agreement and Grant Notices under the 2005 Equity Incentive Plan.	8-K	10.2	000-51333	9/5/2006
10.8	*	Form of Stock Bonus Award Agreement and Grant Notice under the 2005 Equity Incentive Plan.	8-K	10.3	000-51333	9/5/2006
10.9	*	Form of Non-statutory Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan.	10-Q	10.11	000-51333	11/14/2006
10.10	*	Form of 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	10-K	10.16	000-51333	9/10/2012
10.11	*	Offer Letter made by the Registrant to Anthony Carrozza, dated January 24, 2008	10-K	10.73	000-51333	3/19/2009
10.12	*	First Amendment to Employment Agreement, dated December 23, 2008, between the Registrant and Anthony Carrozza	10-K	10.74	000-51333	3/19/2009

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
10.13	*	Second Amendment to the Employment Agreement Letter dated December 17, 2012 between the Company and Anthony Carrozza.	10-K	10.15	000-51333	9/9/2013
10.14	*	Third Amendment to the Employment Agreement Letter, dated February 21, 2013 between the Company and Anthony Carrozza.	10-Q	10.4	000-51333	5/3/2013
10.15	*	Separation Agreement dated August 26, 2013 between the Company and Anthony Carrozza.	8-K	10.1	000-51333	8/28/2013
10.16	*	Offer Letter, dated September 9, 2011, between the Registrant and Jennifer Pileggi.	10-Q	10.1	000-51333	11/9/2011
10.17	*	First Amendment to Employment Agreement Letter dated December 17, 2012 between the Company and Jennifer W. Pileggi.	10-K	10.19	000-5133	9/9/2013
10.18	*	Second Amendment to Employment Agreement Letter dated February 21, 2013 between the Company and Jennifer W. Pileggi.	10-Q	10.3	000-51333	5/3/2013
10.19	*	Employment Agreement Letter, dated February 21, 2012, between the Registrant and Jorge L. Titinger.	8-K	10.1	000-51333	2/23/2012
10.20	*	First Amendment to Employment Letter, dated April 8, 2013 between the Registrant and Jorge L. Titinger	101-Q	10.1	000-51333	11/4/2013
10.21	*	Employment Agreement Letter, dated April 30, 2012, between the Registrant and Robert J. Nikl.	8-K	10.1	000-51333	4/30/2012
10.22	*	First Amendment to Employment Letter, dated December 20, 2012 between the Registrant and Robert J. Nikl	10-Q	10.2	000-51333	11/4/2013
10.23	*	Employment Agreement Letter dated January 18, 2013 between the registrant and Cassio Conceicao.	8-K	10.1	000-51333	1/22/2013
10.24		Credit Agreement, dated December 5, 2011, by and among the Registrant, Silicon Graphics Federal, Inc. and Wells Fargo Capital Finance, LLC.	8-K	10.1	000-51333	12/9/2011
10.25		Amendment Number One to Credit Agreement, dated February 7, 2012, among the Registrant, Silicon Graphics Federal, Inc. and Wells Fargo Capital Finance, LLC.	10-K	10.35	000-51333	9/10/2012
10.26		Amendment Number Two to Credit Agreement, dated March 30, 2012, among the Registrant, Silicon Graphics Federal, Inc. and Wells Fargo Capital Finance, LLC.	10-K	10.36	000-51333	9/10/2012
10.27		Amendment Number Three to Credit Agreement, dated March 30, 2012, among the Registrant, Silicon Graphics Federal, Inc. and Wells Fargo Capital Finance, LLC.	10-K	10.37	000-51333	9/10/2012
10.28		Amendment Number Four to Credit Agreement, dated February 25, 2013, by and among the Registrant, Silicon Graphics Federal, Inc., the Lenders that are signatories thereto and Wells Fargo Capital Finance, LLC.	8-K	10.1	000-51333	2/26/2013
10.29		Amendment Number Five to Credit Agreement and Waiver, dated July 15, 2013, by and among the Registrant, Silicon Graphics Federal, Inc., the Lenders that are signatories thereto and Wells Fargo Capital Finance, LLC.	10-Q	10.3	000-51333	11/4/2013
10.30		Amendment Number Six to Credit Agreement and Limited Waiver, Consent and Release dated January 16, 2014 by and among the Company and SGI Federal, and the Lenders and Agent.	8-K	10.1	000-51333	1/21/2014

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
10.31		Lease dated June 27, 2013 between the Registrant and The Irvine Company LLC.	8-K	10.1	000-51333	6/27/2013

21.1		Significant Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (Included within document after SIGNATURES)					X
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).					X

*	Indicates a management contract or compensatory plan or arrangement.

**
The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Silicon Graphics International Corp. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.