Form 10-Q
period 2014-09-26
Silicon Graphics International Corp
filed 2014-10-31
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2014
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of October 28, 2014, there were 34,590,456 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 26, 2014	September 27, 2013

Revenue
Product	$75,002	$108,820
Service	36,699	38,699
Total revenue	111,701	147,519
Cost of revenue
Product	58,893	88,692
Service	20,436	20,579
Total cost of revenue	79,329	109,271
Gross profit	32,372	38,248
Operating expenses:
Research and development	13,200	14,834
Sales and marketing	15,861	17,596
General and administrative	13,305	12,482
Restructuring	116	526
Total operating expenses	42,482	45,438
Loss from operations	(10,110)	(7,190)
Total other income, net:
Interest expense, net	(42)	(7)
Other income, net	143	303
Total other income, net	101	296
Loss before income taxes	(10,009)	(6,894)
Income tax provision (benefit)	324	(71)
Net loss	$(10,333)	$(6,823)

Basic and diluted net loss per share	$(0.30)	$(0.20)

Weighted average shares used in computing basic and diluted net loss per share	34,420	34,096

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	September 26, 2014	September 27, 2013

Net loss	$(10,333)	$(6,823)
Other comprehensive (loss) income:
Unrecognized gain on defined benefit plans, net of zero tax	69	29
Unrealized gain (losses) on derivatives instruments, net of zero tax	583	(1,045)
Unrealized (gain) losses on derivative instruments reclassified into earnings, net of zero tax	(101)	86
Foreign currency translation adjustment, net of zero tax	(1,119)	(139)
Other comprehensive loss	(568)	(1,069)
Total comprehensive loss	$(10,901)	$(7,892)

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 26, 2014	June 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$89,492	$109,297
Current portion of restricted cash	2,398	2,273
Accounts receivable, net of allowance for doubtful accounts of $234 and $287 as of September 26, 2014 and June 27, 2014, respectively	76,691	72,076
Inventories	65,391	47,354
Current portion of deferred cost of revenue	11,539	12,180
Prepaid expenses and other current assets	10,273	19,802
Total current assets	255,784	262,982
Non-current portion of restricted cash	2,092	2,177
Property and equipment, net	34,563	34,584
Goodwill and intangible assets, net	12,981	13,207
Non-current portion of deferred cost of revenue	7,464	7,592
Other assets	43,145	44,396
Total assets	$356,029	$364,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,741	$53,128
Accrued compensation	18,420	20,049
Current portion of deferred tax liabilities	15,846	15,846
Current portion of deferred revenue	84,140	78,675
Other current liabilities	25,513	37,814
Total current liabilities	206,660	205,512
Non-current portion of deferred revenue	43,833	45,422
Long-term income taxes payable	9,980	10,114
Retirement benefit obligations	12,176	12,931
Other non-current liabilities	8,383	8,807
Total liabilities	281,032	282,786
Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 36,524 shares and 36,173 shares issued at September 26, 2014 and June 27, 2014, respectively	36	36
Additional paid-in capital	532,372	527,525
Treasury stock, at cost (1,965 shares at September 26, 2014 and 1,844 shares at June 27, 2014)	(19,778)	(18,677)
Accumulated other comprehensive loss	(4,456)	(3,888)
Accumulated deficit	(433,177)	(422,844)
Total stockholders' equity	74,997	82,152
Total liabilities and stockholders' equity	$356,029	$364,938

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 26, 2014	September 27, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,333)	$(6,823)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,656	3,591
Share-based compensation	3,499	2,976
Other	117	285
Changes in operating assets and liabilities:
Accounts receivable	(5,997)	(22,995)
Inventories	(19,321)	4,533
Deferred cost of revenue	258	5,608
Prepaid expenses and other assets	11,229	742
Accounts payable	10,049	4,442
Deferred revenue	5,762	2,047
Other liabilities	(15,277)	(7,334)
Net cash used in operating activities	(17,358)	(12,928)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,192)	(1,710)
Other	(39)	(1,269)
Net cash used in investing activities	(1,231)	(2,979)
CASH FLOWS FROM FINANCING ACTIVITIES:
Funding of restricted stock units withheld for taxes	(522)	(832)
Purchase of treasury stock	(1,101)	(3,056)
Proceeds from issuance of common stock upon exercise of stock options	298	2,846
Proceeds from issuance of common stock under employee stock purchase plan	1,572	1,996
Net cash provided by financing activities	247	954
Effect of exchange rate changes on cash	(1,463)	(170)
Net decrease in cash	(19,805)	(15,123)
Cash-beginning of period	109,297	175,181
Cash-end of period	$89,492	$160,058
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes (paid) refunded	$(251)	$237
Cash paid for interest	$39	$34
NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$125	$2,389
Inventory transfers to property and equipment	$849	$748

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. DESCRIPTION OF BUSINESS
Silicon Graphics International Corp. ("SGI" or the "Company", "we", "us" or "our") is a global leader in high performance computing ("HPC"). We are focused on helping customers solve their most demanding business and technology challenges by delivering high performance computing and data analytics solutions that accelerate time to discovery, innovation and profitability.
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

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. The results for the interim periods are not necessarily indicative of results for the entire year or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 27, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on September 8, 2014.
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
Fiscal Year. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. The current fiscal year 2015 will be comprised of 52 weeks and will end on June 26, 2015. Fiscal year 2014 was comprised of 52 weeks and ended on June 27, 2014.
In fiscal year 2014, the Company's fiscal quarters ended on September 27, 2013 (first quarter), December 27, 2013 (second quarter), March 28, 2014 (third quarter) and June 27, 2014 (fourth quarter).
In fiscal year 2015, the Company's fiscal quarters end on September 26, 2014 (first quarter), December 26, 2014 (second quarter), March 27, 2015 (third quarter) and June 26, 2015 (fourth quarter).
Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Revenue and Cost of Revenue for Product and Service. For arrangements which include software licenses and undelivered post contract customer support ("PCS"), where we have not established vendor-specific objective evidence ("VSOE") of fair value of the undelivered element, revenue and related cost of revenue from these arrangements have been deferred and recognized ratably over the PCS period and historically been classified as combined product and service revenue and cost of revenue in the consolidated statements of operations. Revenue and cost of revenue for these types of arrangement are no longer material, as such, amounts are reported as revenue and cost of revenue for product or service. Amounts previously reported as combined product and service revenue and cost of revenue for the three months ended September 27, 2013 have been reclassified to conform to the three months ended September 26, 2014.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the three months ended September 26, 2014 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 27, 2014.
Recently Issued Accounting Standards.
Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. This guidance will be effective for the Company in fiscal 2018. The Company is currently evaluating the effects, if any, which the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.
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

	September 26, 2014
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Investments held by insurance companies	5,624	—	5,624	—	5,624
Derivative assets	1,772	—	1,772	—	1,772
Total assets measured at fair value	$7,526	$130	$7,396	$—	$7,526
Liabilities
Derivative liabilities	$974	$—	$974	$—	$974
Total liabilities measured at fair value	$974	$—	$974	$—	$974

	June 27, 2014
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Investments held by insurance companies	5,624	—	5,624	—	5,624
Derivatives assets	1,092	—	1,092	—	1,092
Total assets measured at fair value	$6,846	$130	$6,716	$—	$6,846
Liabilities
Derivative liabilities	$3,019	$—	$3,019	$—	$3,019
Total liabilities measured at fair value	$3,019	$—	$3,019	$—	$3,019
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended September 26, 2014 and September 27, 2013. The Company’s cash equivalents, consisting of money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
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
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company does not have any assets or liabilities measured at fair value on a non-recurring basis as of September 26, 2014 and June 27, 2014.
5. DERIVATIVES
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As part of the Company's risk management strategy, we use derivative instruments, primarily forward contracts to hedge economic exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
Beginning in fiscal 2014, we implemented a cash flow hedging strategy to protect anticipated non-functional currency revenues and expenses. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-U.S. Dollar ("USD") cash flows. In general, these foreign exchange contracts, carried at fair value, have maturities between one and twelve months. As of September 26, 2014, the Company has 6 open hedges with the aggregate notional amount in USD equivalent to approximately $11.3 million. The Company currently designates hedges for the Euro, British Pound and the Australian Dollar. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. All amounts related to gains / losses on designated hedges, currently in accumulated other comprehensive income ("AOCI") are expected to be reclassified into earnings over the next 12 months.
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
Balance Sheet Hedges
Additionally, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities. As of September 26, 2014, the Company has 32 open non-designated hedges with the aggregate USD-equivalent notional amount of approximately $14.6 million.
The before tax effect of derivative instruments for foreign exchange contracts designated as hedging instruments and non-designated hedging instruments in our condensed consolidated statement of operations during the three months ended September 26, 2014 and September 27, 2013 was as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

		Three Months Ended
	Location	September 26, 2014	September 27, 2013
Designated Derivatives
Cash Flow Hedges:
Foreign exchange contracts (Effective portion)	Amount recognized in AOCI	$583	$(1,045)
Foreign exchange contracts (Effective portion)	Net revenues	163	(155)
Foreign exchange contracts (Effective portion)	Operating expenses	(63)	68
Foreign exchange contracts (Effective portion)	Other income (expense), net	—	50
Total		$683	$(1,082)
Non-designated Derivatives
Foreign exchange contracts	Other income (expense), net	$899	$556
Total		$899	$556
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net asset position as of September 26, 2014, was $0.8 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of September 26, 2014.
As of September 26, 2014, the Company has designated derivatives with notional values of approximately $11.3 million and non-designated derivatives with notional values of approximately $14.6 million in Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen and other currencies.
Derivative instruments are subject to master netting arrangements and are disclosed gross in the statement of financial position. The gross fair values and location of derivative instruments included in the condensed consolidated statement of financial position as of September 26, 2014 and June 27, 2014, were as follows (in thousands):

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of September 26, 2014	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives
Foreign currency forward contracts	$1,772	$—	$—	$(974)	$—	$798
Total	$1,772	$—	$—	$(974)	$—	$798

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of September 26, 2014	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives
Foreign currency forward contracts	$(974)	$—	$—	$974	$—	$—
Total	$(974)	$—	$—	$974	$—	$—

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of June 27, 2014	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives
Foreign currency forward contracts	$1,092	$—	$—	$(1,092)	$—	$—
Total	$1,092	$—	$—	$(1,092)	$—	$—

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of June 27, 2014	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives
Foreign currency forward contracts	$(3,019)	$—	$—	$1,092	$—	$(1,927)
Total	$(3,019)	$—	$—	$1,092	$—	$(1,927)
The gross fair value and location of derivative instruments held in the condensed consolidated statement of financial position as of September 26, 2014 and June 27, 2014 were as follows (in thousands):

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
Location	September 26, 2014	June 27, 2014	Location	September 26, 2014	June 27, 2014

Designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	$886	$88	Other current liabilities	$508	$209
Non- designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	886	1,004	Other current liabilities	466	2,810

Total derivatives	$1,772	$1,092		$974	$3,019

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table provides the balances and changes in the accumulated other comprehensive loss (income) related to derivative instruments during the three months ended September 26, 2014 (in thousands):

Amount
AOCI - Beginning balance of losses	$87
Gain recognized in OCI on derivatives (effective portion) before reclassifications	(583)
Unrealized gain reclassified to income	101
AOCI - Ending balance of gain	$(395)
See Statement of Comprehensive Loss and Note 4 for more information regarding derivatives.

6. INVENTORIES
Inventories consist of the following (in thousands):

	September 26, 2014	June 27, 2014
Finished goods	$22,541	$13,700
Work in process	21,105	10,795
Raw materials	21,745	22,859
Total inventories	$65,391	$47,354
Finished goods include inventory in transit, at customer sites undergoing installation, or testing prior to customer acceptance; such amounts were $12.4 million at September 26, 2014 and $7.9 million at June 27, 2014.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	September 26, 2014	June 27, 2014
Value-added tax receivable	$3,394	$9,611
Deferred tax assets	126	126
Prepaid taxes	890	1,011
Other prepaid and current assets	5,863	9,054
Total prepaid expenses and other current assets	$10,273	$19,802

8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill was as follows (in thousands):

	Product	Service	Total
Goodwill as of June 27, 2014	$7,508	$1,076	$8,584
Goodwill arising from acquisitions	—	—	—
Goodwill as of September 26, 2014	$7,508	$1,076	$8,584

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	September 26, 2014
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$7,300	$(7,000)	$300
Purchased technology	5	12,200	(10,550)	1,650
Customer backlog	(a)	10,540	(10,265)	275
Trademark/trade name portfolio	5	3,767	(3,692)	75
Patents and other	2(b)	2,297	(200)	2,097
Total		$36,104	$(31,707)	$4,397

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 27, 2014
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$7,300	$(6,975)	$325
Purchased technology	5	12,200	(10,406)	1,794
Customer backlog	(a)	10,540	(10,215)	325
Trademark/trade name portfolio	5	3,767	(3,685)	82
Patents and other	2(b)	2,297	(200)	2,097
Total		$36,104	$(31,481)	$4,623
(a) The customer backlog intangible asset is amortized as revenue recognition criteria is met for a particular customer order, reflecting the use of the asset.
(b) Includes other intangible asset with an indefinite life.
Intangible assets amortization expense was $0.2 million and $0.8 million in the three months ended September 26, 2014 and September 27, 2013, respectively.
As of September 26, 2014, expected amortization expense for all intangible assets was as follows (in thousands):

Fiscal Year	Amortization Expense
2015 (remaining nine months)	$647
2016	793
2017	759
2018	100
$2,299

9. OTHER ASSETS
Other assets consist of the following (in thousands):

	September 26, 2014	June 27, 2014
Long-term service inventory	$15,828	$15,969
Restricted pension plan assets	7,666	8,242
Deferred tax assets	16,663	16,663
Long-term refundable deposits	2,414	2,895
Other assets	574	627
Total other assets	$43,145	$44,396

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

10. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	September 26, 2014	June 27, 2014
Accrued sales and use tax payable	$5,742	$15,033
Accrued professional services fees	4,489	3,421
Accrued warranty, current portion	3,986	4,216
Accrued restructuring and severance	1,448	2,741
Derivatives	974	3,019
Other	8,874	9,384
Total other current liabilities	$25,513	$37,814

11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	September 26, 2014	June 27, 2014
Accrued warranty, non-current portion	$1,648	$1,828
Deferred rent	5,755	6,312
Other	980	667
Total other non-current liabilities	$8,383	$8,807

12. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, was as follows (in thousands):

	Three Months Ended
	September 26, 2014	September 27, 2013
Balance at beginning of period	$6,044	$5,622
Current period provision	673	672
Warranty expenditures incurred	(1,176)	(1,027)
Changes in accrual for pre-existing warranties	93	333
Balance at end of period	$5,634	$5,600

13. RESTRUCTURING ACTIVITY
The Company has implemented restructuring actions to streamline operations and reduce operating expenses. Total expense for all restructuring actions was $0.1 million and $0.5 million in the three months ended September 26, 2014 and September 27, 2013, respectively. The restructuring expense is included in operating expenses in the accompanying condensed consolidated statements of operations. The total restructuring liability was $0.1 million as of September 26, 2014, all of which is classified as current liabilities in the accompanying condensed consolidated balance sheet.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fiscal 2012 Restructuring Action
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe.
Total expense incurred in connection with this restructuring plan for actions taken through September 26, 2014 was $12.7 million. This restructuring action is substantially complete.
Activity in accrued restructuring for this restructuring action through September 26, 2014 was as follows (in thousands):

Employee Terminations
Balance at June 27, 2014	$269
Costs incurred	116
Cash payments	(274)
Balance at September 26, 2014	$111

14. CREDIT FACILITY
On December 5, 2011, the Company entered into a five-year senior secured credit facility with aggregate principal amount of $25.0 million, as amended. The availability under the credit facility is limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility includes a $10.0 million letter of credit subfacility. See Note 22 "Commitments and Contingencies" for more information regarding the letter of credit.
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
As of September 26, 2014, the Company had no outstanding balance owed on the credit facility. As of September 26, 2014, the maximum amount available to be borrowed under the credit facility was approximately $23.0 million, which takes into account a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier.
The Company was in compliance with all covenants under the credit facility, as of September 26, 2014.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

15. SHARE-BASED COMPENSATION
During the three months ended September 26, 2014 and September 27, 2013, the Company granted restricted stock units to employees and non-employee directors under its 2005 Equity Incentive Plan and issued shares of the Company's common stock to participating employees under its 2015 Employee Stock Purchase Plan; however, there were no stock options granted during the respective periods. Total share-based compensation expense was as follows (in thousands):

	Three Months Ended
	September 26, 2014	September 27, 2013
Cost of revenue	$466	$442
Research and development	559	507
Sales and marketing	801	579
General and administrative	1,673	1,448
Total share-based compensation expense	$3,499	$2,976
Determining Fair Value
The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended
	September 26, 2014	September 27, 2013
ESPP Plan shares
Risk-free interest rate	0.2%	0.2%
Volatility	49.0%	60.9%
Weighted average expected life (in years)	1.25	1.25
Expected dividend yield	—	—
Weighted average fair value	$3.21	$6.08
Stock Option Activity
A summary of stock option activity for the three months ended September 26, 2014 was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 27, 2014	1,608,436	$10.53
Options granted	—	—
Options exercised	(43,436)	5.87
Options cancelled	(86,590)	14.59
Balance at September 26, 2014	1,478,410	$10.43	5.64	$1,766
Vested and expected to vest at September 26, 2014	1,452,503	$10.46	5.61	$1,720
Exercisable at September 26, 2014	1,219,984	$10.66	5.27	$1,477
The total intrinsic value of options exercised in the three months ended September 26, 2014 and September 27, 2013 was $0.1 million and $3.0 million, respectively. The total fair value of shares vested during the three months ended September 26, 2014 and September 27, 2013 was $0.3 million and $0.6 million, respectively.
As of September 26, 2014, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.72 years.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the three months ended September 26, 2014:

Number of Shares
Balance at June 27, 2014	1,696,823
Awarded	1,164,813
Released	(158,550)
Forfeited	(243,959)
Balance at September 26, 2014	2,459,127
Vested and expected to vest at September 26, 2014	1,867,475
In August 2014, the Company granted time-based RSUs ("2014 executive time-based RSUs") and performance-based RSUs (“2014 executive PSUs”) to members of the Company's executive management team.  The 2014 executive time-based RSUs vest quarterly over four years, subject to the recipient's continuous service through each vesting date. The performance-based awards initially vest as to one-fourth of their amount on the third business day following Compensation Committee review of the Company’s goal attainment for the fiscal year ending June 26, 2015, so long as (a) the Company’s total stockholder return meets the median total stockholder return of its peer group (50% weighting), and (b) the Company’s financial results meet targets established by the Board for certain product sales and bookings for fiscal 2015 (two goals with 25% weighting each). The performance-based awards may be increased or decreased depending on the level of attainment by the Company of the performance metrics established by the Board. Achievement of the aforementioned performance criteria will result in a vesting percentage determined in accordance with a vesting matrix. At attainment of 75% or below, vesting will be at 50%. At 100% attainment, vesting will be at 125%. At 125% attainment or above, vesting will be at 150%. If the conditions for initial vesting of the performance-based awards are met, the remaining portion of the performance-based awards will vest in twelve equal, successive quarterly installments over an additional three years, subject to continued service through each vesting date.
 For purposes of reporting and determining the share-based compensation expense as of September 26, 2014, the company estimated that 257,500 PSUs will be awarded.  The Company assesses the achievement of these performance metrics on a quarterly basis.
As of September 26, 2014, there was $13.9 million of total unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted average period of 1.68 years.
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

	Three Months Ended
	September 26, 2014	September 27, 2013
RSUs shares withheld for taxes	58,610	55,930
RSUs amounts withheld for taxes	$545	$864

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Employee Stock Purchase Plan
At September 26, 2014, the total unrecognized compensation cost related to options to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $2.3 million. This cost will be amortized on a straight-line basis over approximately 1.9 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the three months ended September 26, 2014 and September 27, 2013.

	Three Months Ended
	September 26, 2014	September 27, 2013
Shares issued	209,631	253,078
Weighted-average purchase price per share	$7.50	$7.89

16. STOCK REPURCHASE PROGRAM
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
These repurchases are reflected in our balance sheet as treasury stock and are available for future issuance. The following table shows the total number of shares repurchased during the period (in thousands, except per share amount):

	Treasury Stock
	Number of Shares	Amount	Average Purchase Price Per Share
Balance at June 27, 2014	1,844	$18,677	$10.13
Repurchase of Treasury Stock:
Three months ended September 26, 2014	121	1,101	9.08
Balance at September 26, 2014	1,965	$19,778	$10.07

Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,216,000 shares of its common stock for $14.9 million. As of September 26, 2014, the Company had a remaining authorization of $15.1 million for future share repurchases.

17. NET LOSS PER SHARE
Basic net income (loss) per common share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding and dilutive common shares outstanding during the period. For both of the three months ended September 26, 2014 and September 27, 2013, the effect of outstanding options and RSUs were anti-dilutive to loss per share and were therefore excluded from the calculation of diluted loss per share.
The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by accounting principles generally accepted in the U.S. As the Company had a net loss in both the three months ended September 26, 2014 and September 27, 2013, basic and diluted net loss per share are the same for these periods.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 26, 2014 and September 27, 2013 (in thousands, except per share amount):

	Three Months Ended
	September 26, 2014	September 27, 2013
Numerator:
Net loss	$(10,333)	$(6,823)

Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	34,420	34,096

Basic and diluted net loss per share	$(0.30)	$(0.20)
The following potentially dilutive securities have been excluded from the dilutive net loss per share calculations, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	September 26, 2014	September 27, 2013
Options, RSUs, and ESPP	4,013	4,117

18. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
The net periodic benefit cost of the German and Japan plans were comprised of the following components (in thousands):

	Three Months Ended
	September 26, 2014	September 27, 2013
Net periodic benefit cost
Service cost	$89	$109
Interest expense	110	129
Expected return on plan assets	(36)	(41)
Amortization of actuarial losses	69	30
Net periodic benefit cost	$232	$227

19. INCOME TAXES
The Company recorded tax expense of approximately $0.3 million for the three months ended September 26, 2014. The tax expense primarily was comprised of tax liability computed based on the Company’s projected full-year foreign taxes, state taxes and interest for unrecognized tax benefits, partially offset by a refund of taxes in Korea. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 26, 2014 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

and net state statutory income tax rate for the three months ended September 27, 2013 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
As of September 26, 2014, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $5.9 million of gross unrecognized tax benefit as of September 26, 2014, of which $2.1 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of September 26, 2014, the Company also had approximately $8.1 million of interest and penalties attributable to the gross unrecognized tax benefits. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits.

20. SEGMENT INFORMATION
Commencing in the first quarter of fiscal 2015, the Company started managing its business primarily as two separate business units, Products and Service. The Company has combined both the Compute and Storage solutions into a single Product Business Unit. The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the Company's availability of separate financial information.
A description of Company's two reportable segments is as follows:
Product—The Product segment is comprised of our Compute and Storage solutions. Compute solutions include our scale-out computing, scale-up computing, software and cloud/web solutions. Compute solutions also include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability. Storage solutions include both hardware and software offerings to address virtually every type of data storage and management requirement. Products range from entry-level disk arrays to complex storage systems, with innovative technology and hardware, to include the SGI Modular InfiniteStorage™ platform, SGI InfiniteStorage™ gateway and SGI CXFS™ file system. Our storage solutions are designed to provide extreme scale, broad flexibility, and to minimize the cost to store data.
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
All historical segment numbers for the three months ended September 27, 2013 have been recast to conform to the three months ended September 26, 2014.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Results
Summary information by operating segment for the three months ended September 26, 2014 and September 27, 2013 is as follows (in thousands):

	Three Months Ended
	September 26, 2014	September 27, 2013
Total net revenue
Product	$75,002	$108,820
Service	36,699	38,699
Total net revenue	$111,701	$147,519

Operating profit from reportable segments
Product	$391	$4,223
Service	14,698	15,075
Total operating profit from reportable segments (1)	$15,089	$19,298
(1) The profitability of each of the segments is measured after excluding unallocated corporate charges, restructuring and severance, amortization of intangibles, share based compensation expenses, manufacturing transition costs, and other items as noted in the reconciliation below.

The following table reconciles segment results to our total company results from operations before taxes:

	Three Months Ended
	September 26, 2014	September 27, 2013
	(in thousands)
Total reportable segments' operating profit	$15,089	$19,298
All other corporate charges:
Unallocated operating expenses	19,843	17,770
Restructuring and severance	1,092	929
Amortization of intangibles	215	835
Share based compensation	3,499	2,976
Excess and obsolescence inventory charges	—	3,242
Other	550	736
Total all other corporate charges	25,199	26,488
Loss from operations, as reported	$(10,110)	$(7,190)
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
Customer information
For the three months ended September 26, 2014, various agencies of the United States government, excluding system integrators (collectively, U.S. government), accounted for approximately 21% of the Company's revenue. For the three months ended September 27, 2013, various agencies of the United States government (collectively, U.S. government) accounted for approximately 30% of the Company's revenue.
At September 26, 2014, two customers accounted for approximately 27% of the Company's accounts receivable. At June 27, 2014, two customer accounted for approximately 27% of the Company's accounts receivable.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Geographic Information
The following table presents revenue by geographic region for the three months ended September 26, 2014 and September 27, 2013 (in thousands except percentages):

	Three Months Ended
	September 26, 2014	September 27, 2013

Americas	$67,670	$102,212
As a percent of total net revenue	60.5%	69.3%
EMEA	17,613	21,041
As a percent of total net revenue	15.8%	14.3%
APJ	26,418	24,266
As a percent of total net revenue	23.7%	16.4%
Total revenue	$111,701	$147,519
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.
International sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were $20.1 million or 18% and $16.8 million or 11% for the three months ended September 26, 2014, and September 27, 2013, respectively. No other individual foreign country's revenue accounted for 10% or more of revenues in the three months ended September 26, 2014 and September 27, 2013.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

21. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at September 26, 2014 was $4.6 million for which the Company has $4.5 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the accompanying unaudited condensed consolidated balance sheets.

22. COMMITMENTS AND CONTINGENCIES
Letter of Credit
The Company's credit facility includes a $10.0 million letter of credit subfacility. As of September 26, 2014, the Company has a $2.0 million outstanding letter of credit to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. See Note 14 for more information regarding the credit facility.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 26, 2014. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of September 26, 2014.
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
Other Commitments
For a description of significant leases and purchase commitments see Note 24 of the Company's Annual Report on Form 10-K filed with the SEC on September 8, 2014.
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
Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, changes in the anticipated amounts and timing of restructuring charges to be incurred and cost savings expected to be realized from our restructuring actions in Europe, our ability to successfully execute our strategies, the risks discussed in this Part I, Item 2 -"Management's Discussion and Analysis of Financial Condition and Results of Operations,” the risk factors set forth in Part II, Item 1A- "Risk Factors” and elsewhere in this Form 10-Q, the risk factors set forth in our Annual Report on Form 10-K for the year ended June 27, 2014 filed with the Securities and Exchange Commission (the “SEC”) on September 8, 2014 (our “Annual Report”), and the risks detailed from time to time in our future reports filed with the SEC. The information included herein is as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ materially from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on these forward-looking statements. Unless required by law, we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to SGI or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and other documents we file from time to time with the SEC to advise interested parties of the risks and factors that may affect our business.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 in this Form 10-Q and with our financial statements and notes thereto for the year ended June 27, 2014 contained in our Annual Report.
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

Our goal is to accelerate time to results in key markets including federal government, defense and strategic systems, weather and climate, physical and life sciences, energy (including oil and gas), aerospace, automotive, internet, financial services, and media and entertainment.
SGI expects market growth in our core markets of high performance computing and storage and real time analytic. We believe that these are the markets that will provide the biggest growth opportunity and where we expect to gain share. We are continuing to target our investments towards key vertical markets and horizontal solutions where we can provide the highest value to our customers and differentiate our offerings and will focus on winning large strategic projects. We have a strong suite of products and a go-to-market strategy aligned with these growing opportunities. During fiscal 2014, we have introduced new configurations for our Rackable®, SGI® ICE™ X, SGI® UV™ compute platforms. We recently launched our new SGI UV for SAP HANA® which will largely target commercial enterprise businesses and is designed to streamline database management for single large node environments, which require extremely high capacity and scale to meet the needs of in-memory databases. Our management continues to focus on opportunities to enhance operational efficiency and reduce costs. We believe that this strategic plan will help create a strong foundation for our business results in the long-term.
Our revenue mix by geography shows that we continue to have strong international presence with 41.3% and 34.1% of total revenue from sales outside of the U.S. in the three months ended September 26, 2014 and September 27, 2013, respectively. In addition, our customer base continues to expand in various sectors, including the public and manufacturing sectors.

Results of Operations
Summarized below are the results of our operations for the three months ended September 26, 2014 as compared to the three months ended September 27, 2013.
Financial Highlights

•
Our total revenue for the three months ended September 26, 2014 was $111.7 million, a decrease of $35.8 million or 24.3%, from the comparable period in fiscal 2013. The decrease experienced was due primarily to lower sales for our legacy cloud products. This is consistent with our strategic decision to withdraw from low margin commodity service infrastructure and to focus our investments in strategic areas of HPC, Big Data, storage and services. We also experienced a decline in revenue from the U.S. government compared to the first quarter of fiscal 2014; however, we are seeing an upward trend in revenue generated from the U.S. government compared to the low levels that we experienced after the government shutdown in the fall of 2013.

•
Our overall gross margin increased by 3.1 percentage points from 25.9% in the three months ended September 27, 2013 to 29.0% in the three months ended September 26, 2014. The favorable change in the overall gross margin in the three months ended September 26, 2014 was primarily driven by a more profitable mix compared to the comparable quarter last year. As indicated above, we made a strategic decision to withdraw from low margin commodity service infrastructure business which generated lower margins and we also benefited from lower excess and obsolete inventory charges and decreases in compensation and related expenses due to the reductions in headcount.

•
Our research and development and selling, general and administrative expenses were $42.4 million in the three months ended September 26, 2014 compared to $44.9 million in the prior year comparable quarter, a decrease of approximately $2.5 million. The decrease was primarily attributed to a decline in compensation and related expenses due to the reductions in headcount and lower spending due to tight expense controls.

•
Total headcount as of September 26, 2014 was 1,107, which reflects a net reduction of 209 employees or approximately 16%, from 1,316 as of September 27, 2013 primarily due to the restructuring and cost reduction actions occurring over the last fiscal year. The savings from headcount reductions, along with lower bonus and commissions, contributed to the reduction in expenses.

•	We recorded restructuring and severance expense of $0.1 million and $0.5 million in the three months ended September 26, 2014 and September 27, 2013, respectively.

•
We recognized a net loss of $10.3 million for the three months ended September 26, 2014 compared to a net loss of $6.8 million in the comparable quarter last year. The increase in net loss for the three months ended September 26, 2014 compared to the comparable period last year was primarily driven by lower sales for our products as previously discussed above, partially offset by reductions in operating expenses as a result of headcount reductions.

•
We are continuing to streamline our operations and maintain tight controls over spending in order to help achieve our long-term operating targets and goals, as well as to enable increased new investment in new products and emerging technologies.

Net Revenue

	Three Months Ended		2014 over 2013 Change
	September 26, 2014	September 27, 2013
	($ in thousands)

Net revenue from products:	75,002	108,820	(33,818)
As a percent of total net revenue	67.1%	73.8%	(6.7) ppts
Net revenue from services	36,699	38,699	(2,000)
As a percent of total net revenue	32.9%	26.2%	6.7 ppts
Total net revenue	$111,701	$147,519	$(35,818)
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
The following table presents revenue by geographic region for the three months ended September 26, 2014 and September 27, 2013 (in thousands except percentages):

	Three Months Ended		2014 over 2013 Change
	September 26, 2014	September 27, 2013

Americas	$67,670	$102,212	$(34,542)
As a percent of total net revenue	60.6%	69.3%	(8.7) ppts
EMEA	17,613	21,041	(3,428)
As a percent of total net revenue	15.8%	14.3%	1.5 ppts
APJ	26,418	24,266	2,152
As a percent of total net revenue	23.6%	16.4%	7.2 ppts
Total revenue	$111,701	$147,519	$(35,818)
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific geographic region ("APJ") includes Australia, New Zealand, Japan and all other Asian countries.
Revenue generated in the Americas represented 60.6% of total revenue during the first quarter of fiscal 2015, or a decrease of 8.7 percentage points, from 69.3% during the comparable quarter last year. The decrease in revenue was due primarily to lower sales for our legacy cloud products as well as lower revenue from U.S. government sales resulting from a reduction in federal spending after last fall's government shutdown.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three months ended September 26, 2014 and September 27, 2013 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 26, 2014	September 27, 2013	$	%

Total cost of revenue	$79,329	$109,271	$(29,942)	(27.4)%

Total gross profit	$32,372	$38,248	$(5,876)	(15.4)%

Total gross margin	29.0%	25.9%		3.1 ppts
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
Overall gross profit decreased by $5.9 million to $32.4 million in the three months ended September 26, 2014 from $38.2 million in the three months ended September 27, 2013 due to a decrease in revenue primarily related to lower sales for our legacy cloud products and U.S. government-related business. However, our overall gross margin increased to 29.0% in the three months ended September 26, 2014 from 25.9% in the three months ended September 27, 2013. The increase in gross margin for the three months ended September 26, 2014 was primarily driven by a more profitable mix compared to the comparable quarter last year due to a strategic decision to withdraw from low margin commodity service infrastructure and lower excess and obsolete charges. In addition, we benefited from the decrease in compensation and related expenses due to the reductions in headcount during the three months ended September 26, 2014 compared to the three months ended September 27, 2013.
Operating Expenses
Operating expenses for the three months ended September 26, 2014 and September 27, 2013 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 26, 2014	September 27, 2013	$	%

Research and development	$13,200	$14,834	$(1,634)	(11.0)%
Sales and marketing	15,861	17,596	(1,735)	(9.9)%
General and administrative	13,305	12,482	823	6.6%
Restructuring	116	526	(410)	(77.9)%
Total operating expense	$42,482	$45,438	$(2,956)	(6.5)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.

Research and development expense decreased $1.6 million or 11.0% to $13.2 million in the three months ended September 26, 2014 from $14.8 million in the three months ended September 27, 2013. The decrease in research and development expense was primarily due to lower compensation and related expenses of $1.7 million, as a result of the reductions in headcount. We also benefited from a reduction in severance, lower depreciation costs and facilities costs. This was partially offset by an increase in equipment and material costs of $0.5 million incurred to support new product introductions and lower third party funding of $0.6 million during the first quarter of fiscal 2015 compared to the same period last year.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense decreased $1.7 million or 9.9% to $15.9 million in the three months ended September 26, 2014 from $17.6 million in the three months ended September 27, 2013. This decrease was primarily due to decreases in our compensation and related expenses as a result of decreased headcount, as well as lower commissions expense reflecting lower than expected achievement of sales commission targets and performance metrics compared to last year. We also benefited from lower travel costs due to tight expense controls and an overall reduction in headcount.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, bad debt expense, share-based compensation, and facilities and information technology costs.
General and administrative expense increased $0.8 million or 6.6% to $13.3 million in the three months ended September 26, 2014 from $12.5 million in the three months ended September 27, 2013. The increase in general and administrative expense was primarily due to the fact that we received a $0.6 million property tax refund in the first quarter of fiscal 2014. We also recognized higher share-based compensation expense due to new grant awards and an increase in consulting fees associated with our plans to upgrade our enterprise resource planning systems. This was partially offset by lower compensation and related expenses as a result of decreased headcount as well as lower rent expense.
Restructuring. Total restructuring expense related to our fiscal 2012 restructuring action was $0.1 million during the three months ended September 26, 2014 and was $0.5 million for the three months ended September 27, 2013. As a result of the restructuring actions taken in Europe described above, we have incurred approximately $12.7 million of cumulative expense through September 26, 2014 (including fiscal 2012, fiscal 2013 and fiscal 2014). This restructuring action is substantially complete.
Total other income, net
Total other income, net for the three months ended September 26, 2014 and September 27, 2013 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 26, 2014	September 27, 2013	$	%

Interest expense, net	$(42)	$(7)	$(35)	(500.0)%
Other income, net	143	303	(160)	(52.8)%
Total other income, net	$101	$296	$(195)	(65.9)%
Interest expense, net. Interest expense, net primarily consists of interest earned on our interest-bearing investment accounts money market funds, as well as interest expense relating to our credit facility and to certain tax payments.
Other income, net. Other income, net during the three months ended September 26, 2014 consisted of foreign exchange gains (losses) as a result of the exchange rates primarily for the Euro, British Pound, Japanese Yen and Canadian dollar against the U.S. Dollar. We have a hedging strategy that is intended to mitigate the effect of exchange rate fluctuations on certain foreign currency balance sheet accounts and cash flows.

Income tax provision (benefit)
Income tax provision (benefit) for the three months ended September 26, 2014 and September 27, 2013 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 26, 2014	September 27, 2013	$	%

Income tax provision (benefit)	$324	$(71)	$395	(556.3)%
We recorded a tax provision of $0.3 million for the three months ended September 26, 2014. The tax provision primarily was comprised of tax liability computed based on the Company’s projected full-year foreign taxes, state taxes, and interest for unrecognized tax benefits, and partially offset by a refund of taxes in Korea. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 26, 2014 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
The Company recorded a tax benefit of $0.1 million for the three months ended September 27, 2013. The net tax benefit was primarily comprised of a refund of provincial taxes in Canada of $0.6 million, partially offset by tax liability computed based on the Company's foreign projected financial results for the year ended June 27, 2014, state tax, and interest for unrecognized tax benefits. The provincial refund received by the Company was the result of the conclusion of an income tax audit for fiscal years 1996 to 2004 by the Canada Revenue Agency. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 27, 2013 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
As of September 26, 2014, we have provided a partial valuation allowance against our net deferred tax assets. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
Segment Operating Performance
Commencing in the first quarter of fiscal 2015, the Company started managing its business primarily as two separate business units, Products and Service. The Company has combined both the Compute and Storage solutions into a single Product Business Unit. The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the Company's availability of separate financial information.
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
All historical segment numbers for the three months ended September 27, 2013 have been recast to conform to the three months ended September 26, 2014.

Product:
Our product segment include our scale-out computing, scale-up computing, software and cloud/web solutions. Compute solutions include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our Compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability. Our Storage solutions include both hardware and software offerings to address virtually every type of data storage and management requirement. Products range from entry-level disk arrays to complex storage systems, with innovative technology and hardware, to include the SGI Modular InfiniteStorage™ platform, SGI InfiniteStorage™ gateway and SGI CXFS™ file system. Our storage solutions are designed to provide extreme scale, broad flexibility, and to minimize the cost to store data.
Operating results for our product segment for the three months ended September 26, 2014 and September 27, 2013 were as follows (in thousands except percentage):

	Three Months Ended		Change
	September 26, 2014	September 27, 2013	$	%

Net revenue	$75,002	$108,820	$(33,818)	(31.1)%

Operating profit	$391	$4,223	$(3,832)	(90.7)%

Operating margin	0.5%	3.9%		(3.4) ppts
Revenue for our product segment decreased $33.8 million or 31.1% to $75.0 million in the three months ended September 26, 2014 from $108.8 million during the three months ended September 27, 2013. These decreases were due primarily as a result of lower sales for our legacy cloud products. This is consistent with our strategic decision to withdraw from low margin commodity server infrastructure and to focus our investments in strategic areas of HPC, Big Data, storage and service. We also experienced a decline in revenue from the U.S. government compared to the first quarter of fiscal 2014. However, we are seeing an upward trend in revenue generated from the U.S. government compared to the low levels that we experienced after the government shutdown in the fall of 2013. We experienced lower volumes for our scale-out and scale-up compute products as well as in our storage solutions as we typically generate incremental revenue for storage products to provide our customers with a complete solution.
Overall operating profit for our product segment decreased by $3.8 million to an operating profit of $0.4 million in the three months ended September 26, 2014 from $4.2 million operating profit in the three months ended September 27, 2013. Despite the decrease in legacy cloud products, during the first quarter of fiscal 2015, gross margin remained flat as a result of an unfavorable product mix. The segment also incurred lower operating expenses due to reductions in headcount discussed above, resulting in lower compensation and related expenses, as well as lower commission. However the relative fixed costs on significantly lower revenue volume negatively impacted the segment results during the period. This was partially offset by an increase in research and development as we continue to invest in our next generation products and launch new product offerings.
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
Operating results for our Service segment for the three months ended September 26, 2014 and September 27, 2013 were as follows (in thousands except percentage):

	Three Months Ended		Change
	September 26, 2014	September 27, 2013	$	%

Net revenue	$36,699	$38,699	$(2,000)	(5.2)%

Operating profit	$14,698	$15,075	(377)	(2.5)%

Operating margin	40.1%	39.0%		1.1 ppts

Our service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Revenue for our Service segment decreased $2.0 million or 5.2% to $36.7 million in the three months ended September 26, 2014 from $38.7 million in the three months ended September 27, 2013. The decrease was primarily due to timing of professional services provided as well as fewer customer service maintenance contracts. In addition, we experienced lower support revenue as our new products replaced our installed base of older generation products. Typically, we sell service contracts along with sales of our products. As such, the overall decrease in product sales have negatively impacted our service revenue.
Despite the decrease in revenue, overall operating profit decreased by only $0.4 million for our Service segment during the three months ended September 26, 2014 compared to the three months ended September 27, 2013. The Service segment benefited from the reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower commissions.

Liquidity and Capital Resources
We had $89.5 million of unrestricted cash and cash equivalents at September 26, 2014 and $109.3 million at June 27, 2014. As of September 26, 2014, $45.6 million of cash was held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity, maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence to our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At September 26, 2014 and June 27, 2014, we had short-term and long-term restricted cash of $4.5 million pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and to certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section entitled "Contractual Obligations and Other Commitments," in December 2011, we entered into a five-year senior secured credit facility with an aggregate principal amount of $25.0 million, as amended. The credit facility is intended to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. As of September 26, 2014 and June 27, 2014, we had no balance outstanding under the credit facility. The maximum amount available to be borrowed under the credit facility at September 26, 2014 was approximately $23.0 million, taking into account a $2.0 million outstanding letter of credit backing the Company's obligations to a supplier.
At September 26, 2014, we believe our current cash and cash equivalents, in conjunction with the funds that may be drawn down under our credit facility, will be sufficient to fund working capital requirements, capital expenditures, stock repurchase, and operations for at least the next twelve months. We have implemented processes to more effectively monitor our working capital. We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing and collection from the customer. We intend to retain any future earnings to support operations, to finance the growth and development of our business and to fund our stock repurchase program. We do not anticipate paying any dividends in the foreseeable future.
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
The following is a summary of cash activity (in thousands):

	Three Months Ended
	September 26, 2014	September 27, 2013
Consolidated statements of cash flows data:
Net cash used in operating activities	$(17,358)	$(12,928)
Net cash used in investing activities	(1,231)	(2,979)
Net cash provided by financing activities	247	954
Effect of exchange rate changes on cash and cash equivalents	(1,463)	(170)
Net decrease in cash	$(19,805)	$(15,123)

Operating Activities
Cash used in operating activities was $17.4 million for the three months ended September 26, 2014. Our net loss was $10.3 million for the three months ended September 26, 2014. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $2.7 million, share-based compensation expense of $3.5 million and $0.1 million of other items. Net change in operating assets and liabilities of $13.3 million contributed to the decrease in cash from operating activities. The primary uses of cash in operating activities were for increases in accounts receivable and inventory, and decreases in other operating liabilities. The increase in inventory reflects the timing of purchases to meet demands of large sales contracts that we anticipate shipping over the next few quarters. The primary sources of cash in operating activities were decreases in prepaid and other asset and increase in accounts payables and deferred revenue.
For the three months ended September 26, 2014, accounts receivable increased $6.0 million reflecting the timing of revenue recognition and collections of the trade receivables, and inventory increased $19.3 million reflecting the timing of customer shipments and acceptance of sales contracts. Additionally, other liabilities decreased by $15.3 million primarily due to the timing of payments to our suppliers.
For the three months ended September 26, 2014, accounts payable increased $10.0 million primarily due to the timing of payments to our supplier, prepaid expenses and other assets decreased by $11.2 million and deferred cost decreased by $0.3 million. Deferred revenue increased by $5.8 million primarily due to the timing of revenue recognition on sales transactions that were required to be recognized in accordance with our revenue recognition policy.
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
For the three months ended September 27, 2013, inventory decreased $4.5 million reflecting timing of customer shipments and acceptance of sales contracts. Deferred cost also decreased by $5.6 million and deferred revenue increased by $2.0 million primarily due to the timing of revenue recognition on sales transactions that were required to be deferred in accordance with our revenue recognition policy. Additionally, accounts payable increased $4.4 million, primarily due to the timing of payments and our progress in effectively monitoring our working capital, and other prepaid expenses and other assets decreased $0.7 million.
Investing Activities
Cash used in investing activities was $1.2 million in the three months ended September 26, 2014, primarily due to purchases of property and equipment of $1.2 million.
Cash used in investing activities was $3.0 million in the three months ended September 27, 2013, primarily due to purchases of property and equipment of $1.7 million and a reduction of restricted cash of $1.3 million.
Financing Activities
Cash provided by financing activities was $0.2 million for the three months ended September 26, 2014, primarily due to the proceeds for the issuance of stock under our employee stock purchase plan and stock option exercises of $1.9 million. This was offset by the repurchase of shares of our common stock of $1.1 million and the funding of restricted stock units withheld for taxes of $0.5 million.
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
As of September 26, 2014, we had total outstanding commitments on non-cancelable operating leases of our real properties of $36.0 million, of which $26.0 million relates to our domestic leases. These domestic leases include our headquarters in Milpitas, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal 2024. The remainder of our domestic leases will expire in fiscal 2015 through 2023. As of September 26, 2014, we had total outstanding commitments of $10.0 million in non-cancelable international real property operating leases. The total outstanding commitments included $7.0 million relating to our leased facilities in Japan including the recent four year renewal of our Tokyo office. Our major facility leases in our international locations are generally for terms of two to four years and generally do not provide renewal options.
As of September 26, 2014, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $1.1 million at September 26, 2014.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory. As of September 26, 2014, there were remaining commitments of approximately $13.0 million, of which $12.2 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Credit Facility—On December 5, 2011, we entered into a five-year senior secured credit facility with an aggregate principal amount of $25.0 million, as amended. As of September 26, 2014 and June 27, 2014, we had no balance outstanding under the credit facility. The maximum amount available to be borrowed under the credit facility was approximately $23.0 million, taking into account a $2.0 million outstanding letter of credit backing the Company's obligations to a supplier. This availability will fluctuate over time, and generally monthly, due to a variety of factors including our overall mix of sales and resulting accounts receivable with international and domestic customers, U.S. governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of our accounts receivable. See Note 14 of our unaudited condensed consolidated financial statements in this Form 10-Q for further information on the credit facility.
Uncertain Tax Positions—As of September 26, 2014, the net recorded tax liability for uncertain tax positions was $14.0 million, including interest and penalty. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.
Guarantees and Indemnifications—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at September 26, 2014 was $4.6 million, for which we have $4.5 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the unaudited condensed consolidated balance sheets.

Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 26, 2014. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of September 26, 2014.
Off-Balance Sheet Arrangements—Our credit facility includes a $10.0 million letter of credit subfacility. As of September 26, 2014, we have a $2.0 million outstanding letter of credit to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement for the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of September 26, 2014.
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
There have been no significant changes in the Company's significant accounting policies for the three months ended September 26, 2014 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report except as noted below.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio and our credit facility. As of September 26, 2014, our cash and cash equivalents of $89.5 million consisted primarily of cash and money market funds. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
Given the short term nature of our cash and cash equivalents, the risk of loss in fair value resulting from interest rate changes is minimal. At September 26, 2014, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under our credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. As of September 26, 2014, we did not have any outstanding borrowings under our credit facility.
Foreign Exchange Risk
As of September 26, 2014, foreign currency cash accounts totaled $42.6 million, primarily in Japanese Yen, Euros, Canadian Dollar and Australian Dollar.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net in our consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Our balance sheet hedging strategy is intended to mitigate our currency exposures related to remeasuring monetary assets and liabilities by entering into foreign currency forward contracts that have maturities generally of three month or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts.  Additionally, our cash flow hedging strategy use forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-USD cash flows to further mitigate the effect of exchange rate fluctuations for these currencies.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $4.3 million change in the value of our foreign currency cash accounts as of September 26, 2014.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 26, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended September 26, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For the three months ended September 26, 2014, our top five customers worldwide accounted for approximately 48% of our total revenues, with the U.S. government, excluding system integrators, accounting for approximately 21% of total revenue.
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
We generally derive a significant portion of our revenue directly from U.S. government entities, from research institutions funded by the U.S. government, and from system integrators that sell to the U.S. government through our subsidiary, Silicon Graphics Federal, LLC. For the three months ended September 26, 2014, such sales represented approximately 54% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.

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
Despite our historical success in growing our revenue from certain agencies of the U.S. government as well as higher education, we have had limited success in broadening our base of enterprise customers. We have modified our go-to-market strategy and have invested in sales and marketing personnel and programs to increase penetration of our HPC, Storage and High Performance Data Analytics solutions among enterprise customers. If we are not successful in increasing sales of our solutions into enterprise customers, our growth opportunities may be limited.

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
During the three months ended September 26, 2014, we derived approximately 41% of our revenue from sales outside of the United States. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
Our stock price has experienced high volatility. For example, during the quarter ended September 26, 2014, our stock price fluctuated from a high of $10.15 to a low of $8.72. Investors may not be able to sell the shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

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
We have significant exposure to revenues, expenses and certain asset and liability balances denominated in currencies other than the U.S. Dollar. Changes in the exchange rates of major foreign currencies, particularly the Euro, Japanese Yen and British Pound, relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we have recently started to engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For the three months ended September 26, 2014, our revenue from our EMEA and APJ regions was $17.6 million and $26.4 million, respectively. As of September 26, 2014, the balance in our foreign currency cash accounts was $42.6 million. An increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
Our balance sheet hedging strategy is intended to mitigate our currency exposures related to remeasuring monetary assets and liabilities by entering into foreign currency forward contracts that have maturities generally of one month or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts. Additionally, our cash flow hedging strategy uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-USD cash flows to further mitigate the effect of exchange rate fluctuations for these currencies.
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
On December 5, 2011, we entered into a five-year senior secured credit facility with an aggregate principal amount of $25.0 million, as amended. The credit facility includes a $10.0 million letter of credit subfacility. The credit facility contains various financial and other covenants that, among other things:

•	require us to maintain a fixed charge coverage ratio (applicable during certain periods);

•	limit our ability to incur indebtedness, grant liens, or consign inventory; and

•	require us to obtain the bank's consent prior to selling the Company via a consolidation, merger or transfer of substantially all of our assets.
Although we can terminate the facility for convenience at any time, such termination would require repayment of any outstanding indebtedness. If we were unable to repay such indebtedness, we could not terminate the facility and we would be subject to its covenants and conditions. As a result of these covenants we may be restricted in the manner in which we conduct our business.  In addition, we may be unable to engage in favorable business activities or finance future operations or capital needs, including without limitation, funding acquisitions or repurchasing our stock. This indebtedness may also adversely affect our ability to access sources of capital or incur certain liens. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of the indebtedness and could adversely affect our cash flow, working capital and operating results. If any of the Company's indebtedness is accelerated, the Company may not have sufficient funds available to repay such indebtedness.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes, interest and penalties.
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
We incorporate open source software into our products. A majority of our server systems run on the Linux® operating system. Products based on the Linux operating system and sold by other software vendors have been the subject of intellectual property infringement litigation, including litigation by Microsoft Corporation. It is possible that a party could prove a claim for proprietary rights in the Linux operating system or other programs developed and distributed under the GNU General Public License or other open source software licenses. In addition, the GNU General Public License has itself been, and may be in the future, a subject of litigation, and it is possible that a court could hold these licenses to be unenforceable in that litigation. Any ruling by a court that the Linux operating system or significant portions of it may not be copied, modified or distributed, that users or distributors of Linux must pay royalties to Microsoft or others or that these licenses are not enforceable could also impede broader Linux adoption and materially harm our ability to sell our products based on the Linux operating system. Further, because potential customers have often invested significant capital and other resources in existing systems, many of which run mission-critical applications, customers may be hesitant to make dramatic changes to their data center systems. The failure of our customers and potential customers to purchase and adopt open standard-based technologies could have a material adverse impact on our ability to maintain or generate additional revenue.
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
We may be subject to legal claims or regulatory matters involving consumer, stockholder, competition and other issues on a global basis. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more of our products. If we were to receive an unfavorable ruling on a matter, our business, operating results or financial condition could be materially harmed. Additional information regarding legal matters is discussed under "Legal Proceedings" in Part II, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table summarizes the activity related to stock repurchases during the three months ended September 26, 2014:

Issuers Repurchases of Equity Securities
(in thousands, except per share amounts)
	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs

Jun. 26, 2014 - Jul. 25, 2014	45	$9.17	45	$15,822
Jul. 26, 2014 - Aug. 22, 2014	39	$8.97	39	$15,471
Aug. 23, 2014 - Sept. 26, 2014	37	$9.10	37	$15,134

Total	121	$9.08	121	$15,134
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
During the three months ended September 26, 2014, the Company repurchased 121,000 shares of its common stock for approximately $1.1 million. Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,216,000 shares of its common stock for $14.9 million. As of September 26, 2014, the Company had a remaining authorization of $15.1 million for future share repurchases.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

 EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
10.1*	Offer letter dated June 4, 2012 between the Registrant and Mekonnen Asrat					X
10.2*	First Amendment to Employment Letter Agreement dated December 17, 2012 between the Registrant and Mekonnen Asrat					X
31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
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
Dated: October 31, 2014