Form 10-Q
period 2014-12-26
Silicon Graphics International Corp
filed 2015-01-30
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2014
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of January 28, 2015, there were 34,422,305 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013

Revenue
Product	$100,288	$77,334	$175,290	$186,154
Service	37,862	38,726	74,561	77,425
Total revenue	138,150	116,060	249,851	263,579
Cost of revenue
Product	78,741	61,343	137,634	150,035
Service	22,600	21,234	43,036	41,813
Total cost of revenue	101,341	82,577	180,670	191,848
Gross profit	36,809	33,483	69,181	71,731
Operating expenses:
Research and development	14,779	14,902	27,979	29,736
Sales and marketing	16,780	18,815	32,641	36,411
General and administrative	15,254	14,547	28,559	27,029
Restructuring	—	111	116	637
Total operating expenses	46,813	48,375	89,295	93,813
Loss from operations	(10,004)	(14,892)	(20,114)	(22,082)
Total other income, net:
Interest expense, net	(58)	(46)	(100)	(53)
Other (expense) income, net	(247)	1,685	(104)	1,988
Total other (expense) income, net	(305)	1,639	(204)	1,935
Loss before income taxes	(10,309)	(13,253)	(20,318)	(20,147)
Income tax provision	129	431	453	360
Net loss	$(10,438)	$(13,684)	$(20,771)	$(20,507)

Basic and diluted net loss per share	$(0.30)	$(0.40)	$(0.60)	$(0.60)

Weighted average shares used in computing basic and diluted net loss per share	34,375	34,176	34,399	34,136

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013

Net loss	$(10,438)	$(13,684)	$(20,771)	$(20,507)
Other comprehensive (loss) income:
Unrecognized gain on defined benefit plans, net of zero tax	65	31	134	60
Unrealized gain (losses) on derivatives instruments, net of zero tax	162	(206)	745	(1,251)
Unrealized (gain) losses on derivative instruments reclassified into income, net of zero tax	(376)	140	(477)	226
Foreign currency translation adjustment, net of zero tax	(878)	(839)	(1,997)	(978)
Other comprehensive loss	(1,027)	(874)	(1,595)	(1,943)
Total comprehensive loss	$(11,465)	$(14,558)	$(22,366)	$(22,450)

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 26, 2014	June 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$79,294	$109,297
Current portion of restricted cash	2,256	2,273
Accounts receivable, net of allowance for doubtful accounts of $218 and $287 as of December 26, 2014 and June 27, 2014, respectively	64,750	72,076
Inventories	76,590	47,354
Current portion of deferred cost of revenue	9,938	12,180
Prepaid expenses and other current assets	11,620	19,802
Total current assets	244,448	262,982
Non-current portion of restricted cash	2,425	2,177
Property and equipment, net	37,386	34,584
Goodwill and intangible assets, net	11,656	13,207
Non-current portion of deferred cost of revenue	8,188	7,592
Other assets	43,707	44,396
Total assets	$347,810	$364,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,679	$53,128
Accrued compensation	16,798	20,049
Short-term debt	1,750	—
Current portion of deferred tax liabilities	15,846	15,846
Current portion of deferred revenue	76,075	78,675
Other current liabilities	28,502	37,814
Total current liabilities	196,650	205,512
Short-term debt to be refinanced	13,250	—
Non-current portion of deferred revenue	44,872	45,422
Long-term income taxes payable	9,393	10,114
Retirement benefit obligations	11,474	12,931
Other non-current liabilities	8,146	8,807
Total liabilities	283,785	282,786
Commitments and contingencies (Note 24)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 36,715 shares and 36,173 shares issued at December 26, 2014 and June 27, 2014, respectively	37	36
Additional paid-in capital	535,985	527,525
Treasury stock, at cost (2,315 shares at December 26, 2014 and 1,844 shares at June 27, 2014)	(22,899)	(18,677)
Accumulated other comprehensive loss	(5,483)	(3,888)
Accumulated deficit	(443,615)	(422,844)
Total stockholders' equity	64,025	82,152
Total liabilities and stockholders' equity	$347,810	$364,938
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 26, 2014	December 27, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,771)	$(20,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,371	7,396
Share-based compensation	7,670	6,493
Gain on investment	—	(1,717)
Assets impairment charges	1,100	890
Other	468	396
Changes in operating assets and liabilities:
Accounts receivable	5,544	(13,056)
Inventories	(35,040)	(12,594)
Deferred cost of revenue	464	7,231
Prepaid expenses and other assets	8,282	(841)
Accounts payable	5,222	541
Deferred revenue	981	(8,180)
Other liabilities	(14,556)	(7,193)
Net cash used in operating activities	(35,265)	(41,141)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,526)	(6,735)
Proceeds on sales of investment	—	1,717
Net cash used in acquisition	—	(9,200)
Other	(230)	(1,193)
Net cash used in investing activities	(2,756)	(15,411)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on draw-down of credit facility	15,000	—
Funding of restricted stock units withheld for taxes	(1,205)	(1,441)
Purchase of treasury stock	(4,222)	(7,805)
Proceeds from issuance of common stock upon exercise of stock options	423	3,242
Proceeds from issuance of common stock under employee stock purchase plan	1,572	1,995
Net cash provided by (used in) financing activities	11,568	(4,009)
Effect of exchange rate changes on cash	(3,550)	(1,179)
Net decrease in cash	(30,003)	(61,740)
Cash-beginning of period	109,297	175,181
Cash-end of period	$79,294	$113,441
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes refunded	$329	$134
Cash paid for interest	$79	$68
NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$791	$5,074
Inventory transfers to property and equipment	$3,959	$1,402

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Revenue and Cost of Revenue for Product and Service. For arrangements which include software licenses and undelivered post contract customer support ("PCS"), where we have not established vendor-specific objective evidence ("VSOE") of fair value of the undelivered element, revenue and related cost of revenue from these arrangements have been deferred and recognized ratably over the PCS period and historically been classified as combined product and service revenue and cost of revenue in the consolidated statements of operations. Revenue and cost of revenue for these types of arrangements are no longer material, as such, amounts are reported as revenue and cost of revenue for product or service. Amounts previously reported as combined product and service revenue and cost of revenue for the three and six months ended December 27, 2013 have been reclassified to conform to the three and six months ended December 26, 2014.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the three months ended December 26, 2014 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 27, 2014.
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
The acquired assets and assumed liabilities were recorded by the Company at their estimated fair values as part of the Products segment. The Company determined the estimated fair values using estimates and valuations including discounted cash flow and cost approach analyses.

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
Unaudited Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations for the Company and FileTek on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2014. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2014. The pro forma financial information for six months ended December 27, 2013 include the business combination accounting effect on historical FileTek revenue, amortization and development charges from acquired intangible assets and related tax effects.

Six Months Ended
December 27, 2013
(In thousands, except per share amounts)

Revenue	$265,079
Net loss	$(20,329)
Net loss per share - basic and diluted	$(0.60)
As a result of a decision made in the fourth quarter of fiscal 2014 to stop further investment in development of these next generation storage products, the Company determined that the intangible assets related to the product development of these next generation products were impaired. The Company recorded an impairment charge of $2.9 million in the fourth quarter of fiscal 2014, impacting cost of revenue. During the second quarter of fiscal 2015, the Company decided to cease selling and supporting these products and determined that the remaining intangible assets related to this acquisition were impaired. The Company recorded an impairment charge of $1.1 million in the second quarter of fiscal 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

5. CONTRACT MANUFACTURING
In July 2013, the Company selected Jabil Circuit, Inc. ("Jabil") as its primary global manufacturing services and supply chain management provider. The transition to Jabil was expected to be implemented as a “manage in place” model, which would utilize existing SGI facilities and personnel. On November 18, 2013, the Company signed an asset purchase agreement with Jabil, whereby Jabil would purchase SGI’s primary manufacturing facility, located in Chippewa Falls, Wisconsin and certain other manufacturing assets for $6.3 million in cash.
The total carrying of these assets held for sale were written down to their fair value of $6.3 million, resulting in an impairment charge of $0.9 million recorded in general and administrative expenses during the three and six months ended December 27, 2013.
SGI expected that approximately 120 of its manufacturing personnel in Chippewa Falls would transfer to Jabil. During the second quarter of fiscal 2014, the Company accrued approximately $0.7 million of compensation costs associated with the transfer of these employees as part of the agreement with Jabil, which was recorded within cost of revenue.
During the fourth quarter of fiscal 2014, the Company reevaluated its outsourcing model given lower than anticipated volumes of Company product sales.  On August 4, 2014, the Company terminated the planned manage-in-place outsourcing structure and the asset purchase agreement referenced above. SGI paid approximately $0.6 million to Jabil for certain assets that were purchased for the manage-in-place model as well as for costs associated with streamlining the manufacturing process. In addition, SGI reversed the $0.7 million accrual previously booked for compensation costs associated with the proposed employee transfer discussed above. The Company will continue to optimize all of its manufacturing capabilities with the objective of improving efficiency and flexibility.

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	December 26, 2014
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Investments held by insurance companies	5,624	—	5,624	—	5,624
Derivative assets	3,527	—	3,527	—	3,527
Total assets measured at fair value	$9,281	$130	$9,151	$—	$9,281
Liabilities
Derivative liabilities	$2,262	$—	$2,262	$—	$2,262
Total liabilities measured at fair value	$2,262	$—	$2,262	$—	$2,262

	June 27, 2014
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Investments held by insurance companies	5,624	—	5,624	—	5,624
Derivatives assets	1,092	—	1,092	—	1,092
Total assets measured at fair value	$6,846	$130	$6,716	$—	$6,846
Liabilities
Derivative liabilities	$3,019	$—	$3,019	$—	$3,019
Total liabilities measured at fair value	$3,019	$—	$3,019	$—	$3,019
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during both the three and six months ended December 26, 2014 and December 27, 2013. The Company’s cash equivalents, consisting of money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
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
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company does not have any assets or liabilities measured at fair value on a non-recurring basis as of December 26, 2014 and June 27, 2014.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

7. DERIVATIVES
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of the Company's risk management strategy, the Company uses derivative instruments, primarily forward contracts to hedge economic exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
Beginning in fiscal 2014, the Company implemented a cash flow hedging strategy to protect anticipated non-functional currency revenues and expenses. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-U.S. Dollar ("USD") cash flows. In general, these foreign exchange contracts, carried at fair value, have maturities between one and twelve months. As of December 26, 2014, the Company has 8 open hedges with the aggregate notional amount in USD equivalent to approximately $14.8 million. The Company currently designates hedges for the Euro, British Pound and the Australian Dollar. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. All amounts related to gains / losses on designated hedges, currently in accumulated other comprehensive income ("AOCI") are expected to be reclassified into earnings over the next 12 months.
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
Balance Sheet Hedges
Additionally, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities. As of December 26, 2014, the Company has 25 open non-designated hedges with the aggregate USD-equivalent notional amount of approximately $7.1 million.
The before tax effect of derivative instruments for foreign exchange contracts designated as hedging instruments and non-designated hedging instruments in our condensed consolidated statement of operations during the three and six months ended December 26, 2014 and December 27, 2013 was as follows (in thousands):

		Three Months Ended		Six Months Ended
	Location	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Designated Derivatives
Cash Flow Hedges:
Foreign exchange contracts (Effective portion)	Amount recognized in AOCI	$162	$(206)	$745	$(1,251)
Foreign exchange contracts (Effective portion)	Net revenues	883	(493)	1,046	(648)
Foreign exchange contracts (Effective portion)	Operating expenses	(507)	354	(569)	422
Foreign exchange contracts (Effective portion)	Other income (expense), net	4	38	4	88
Total		$542	$(307)	$1,226	$(1,389)
Non-designated Derivatives
Foreign exchange contracts	Other income (expense), net	$287	$284	$(612)	$840
Total		$287	$284	$(612)	$840

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company's use of derivative instruments exposes it to non-performance risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions which are selected based on their credit ratings and other factors. The Company has established policies and procedures for mitigating non-performance risk that include establishing counterparty credit limits, monitoring credit exposures, and continually assessing the creditworthiness of counterparties. Therefore the Company does not consider counterparty non-performance risk a material risk at this time.
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net asset position as of December 26, 2014, was $1.3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of December 26, 2014.
As of December 26, 2014, the Company has designated derivatives with notional values of approximately $14.8 million and non-designated derivatives with notional values of approximately $7.1 million in Euro, British Pound, Canadian Dollar, Australian Dollar, Japanese Yen and other currencies.
Derivative instruments are subject to master netting arrangements and are disclosed gross in the statement of financial position. The gross fair values and location of derivative instruments included in the condensed consolidated statement of financial position as of December 26, 2014 and June 27, 2014, were as follows (in thousands):

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of December 26, 2014	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives
Foreign currency forward contracts	$3,527	$—	$—	$(2,262)	$—	$1,265
Total	$3,527	$—	$—	$(2,262)	$—	$1,265

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of December 26, 2014	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives
Foreign currency forward contracts	$(2,262)	$—	$—	$2,262	$—	$—
Total	$(2,262)	$—	$—	$2,262	$—	$—

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
The gross fair value and location of derivative instruments held in the condensed consolidated statement of financial position as of December 26, 2014 and June 27, 2014 were as follows (in thousands):

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
Location	December 26, 2014	June 27, 2014	Location	December 26, 2014	June 27, 2014

Designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	$397	$88	Other current liabilities	$216	$209
Non- designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	3,130	1,004	Other current liabilities	2,046	2,810

Total derivatives	$3,527	$1,092		$2,262	$3,019
The following table provides the balances and changes in the accumulated other comprehensive loss (income) related to derivative instruments during the six months ended December 26, 2014 (in thousands):

Amount
AOCI - Beginning balance of losses	$87
Gain recognized in OCI on derivatives (effective portion) before reclassifications	(745)
Unrealized gain reclassified to income	477
AOCI - Ending balance of gain	$(181)
See Statement of Comprehensive Loss and Note 6 for more information regarding derivatives.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

8. INVENTORIES
Inventories consist of the following (in thousands):

	December 26, 2014	June 27, 2014
Finished goods	$18,645	$13,700
Work in process	35,355	10,795
Raw materials	22,590	22,859
Total inventories	$76,590	$47,354
Finished goods include inventory in transit, at customer sites undergoing installation, or testing prior to customer acceptance; such amounts were approximately $13.0 million at December 26, 2014 and $7.9 million at June 27, 2014.

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 26, 2014	June 27, 2014
Value-added tax receivable	$2,750	$9,611
Deferred tax assets	126	126
Prepaid taxes	300	1,011
Other prepaid and current assets	8,444	9,054
Total prepaid expenses and other current assets	$11,620	$19,802

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

10. GOODWILL AND INTANGIBLE ASSETS, NET
The following table represents the goodwill allocated to the Company's reportable segments as of and during the six months ended December 26, 2014 (in thousands):

	Product	Service	Total
Goodwill as of June 27, 2014	$7,508	$1,076	$8,584
Goodwill arising from acquisitions	—	—	—
Goodwill as of December 26, 2014	$7,508	$1,076	$8,584

Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	December 26, 2014
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(7,300)	$—
Purchased technology	5	12,200	(11,450)	750
Customer backlog	(a)	10,540	(10,315)	225
Trademark/trade name portfolio	5	3,767	(3,767)	—
Patents and other	2(b)	2,297	(200)	2,097
Total		$36,104	$(33,032)	$3,072

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 27, 2014
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(6,975)	$325
Purchased technology	5	12,200	(10,406)	1,794
Customer backlog	(a)	10,540	(10,215)	325
Trademark/trade name portfolio	5	3,767	(3,685)	82
Patents and other	2(b)	2,297	(200)	2,097
Total		$36,104	$(31,481)	$4,623
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
As a result of a decision made in the second quarter of fiscal 2015 to cease selling and supporting certain storage products, the Company determined that intangible assets related to these products were impaired. The Company recorded an impairment charge of $1.1 million in the second quarter of fiscal 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million. Also see Note 4, Acquisitions.
Intangible assets amortization and impairment expense was $1.3 million and $1.1 million in the three months ended December 26, 2014 and December 27, 2013, respectively. Intangible assets amortization and impairment expense was $1.5 million and $2.0 million in the six months ended December 26, 2014 and December 27, 2013, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of December 26, 2014, expected amortization expense for all intangible assets was as follows (in thousands):

Fiscal Year	Amortization Expense
2015 (remaining six months)	$223
2016	393
2017	359
$975

11. OTHER ASSETS
Other assets consist of the following (in thousands):

	December 26, 2014	June 27, 2014
Long-term service inventory	$15,918	$15,969
Restricted pension plan assets	7,371	8,242
Deferred tax assets	16,663	16,663
Long-term refundable deposits	2,197	2,895
Other assets	1,558	627
Total other assets	$43,707	$44,396

12. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	December 26, 2014	June 27, 2014
Accrued sales and use tax payable	$5,650	$15,033
Accrued professional services fees	4,399	3,421
Accrued warranty, current portion	3,642	4,216
Accrued restructuring and severance	3,578	2,741
Derivatives	2,262	3,019
Other current liabilities	8,971	9,384
Total other current liabilities	$28,502	$37,814

13. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	December 26, 2014	June 27, 2014
Accrued warranty, non-current portion	$1,491	$1,828
Deferred rent	5,658	6,312
Other non-current liabilities	997	667
Total other non-current liabilities	$8,146	$8,807

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

14. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Balance at beginning of period	$5,634	$5,600	$6,044	$5,622
Current period provision	758	470	1,431	1,111
Warranty expenditures incurred	(1,186)	(901)	(2,362)	(1,721)
Changes in accrual for pre-existing warranties	(73)	943	20	1,100
Balance at end of period	$5,133	$6,112	$5,133	$6,112

15. RESTRUCTURING AND SEVERANCE ACTIVITY
The Company has implemented restructuring actions to streamline operations and reduce operating expenses. This restructuring action was complete as of December 26, 2014. There were no restructuring expenses recorded for the three months ended December 26, 2014. Total expense for all restructuring actions was $0.1 million in the three months ended December 27, 2013. The restructuring expense is included in operating expenses in the accompanying condensed consolidated statements of operations. As of December 26, 2014, there was no liability balance remaining for this restructuring action.
Fiscal 2012 Restructuring Action
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe.
The total cumulative expense incurred in connection with this restructuring plan through December 26, 2014 was $12.7 million. This restructuring action is complete.
Activity in accrued restructuring for this restructuring action through December 26, 2014 was as follows (in thousands):

Employee Terminations
Balance at June 27, 2014	$269
Costs incurred	116
Cash payments	(274)
Balance at September 26, 2014	111
Costs incurred	—
Cash payments	(111)
Balance at December 26, 2014	$—
Severance Activity
During the three and six months ended December 26, 2014, the Company incurred approximately$3.8 million and $4.8 million of severance charges, respectively, associated with planned cost reductions primarily in Germany. During the three and six months ended December 27, 2013, the Company incurred approximately $1.8 million and $2.2 million of severance charges, respectively, associated with planned cost reductions primarily in the U.S.

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
As of December 26, 2014, the Company had a $15.0 million outstanding balance owed on the credit facility. The amount borrowed bears interest at 5.0% based on a base rate of 3.25% as of December 26, 2014 plus a margin of 1.75%. As of December 26, 2014, the maximum additional amount available to be borrowed under the credit facility was approximately $8.0 million, which takes into account the $15.0 million outstanding balance and a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier.
The Company was in compliance with all covenants under the credit facility, as of December 26, 2014. Subsequent to December 26, 2014, the Company entered into a new term loan agreement for an aggregate principal amount of $70.0 million with a term of three and a half years. The Company paid off the outstanding balance on the December 2011 credit facility with the net proceeds received from the new term loan and terminated the December 2011 agreement. See Note 25, Subsequent Events, for more information regarding the secured term loan facility.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

17. SHARE-BASED COMPENSATION
During the three and six months ended December 26, 2014 and December 27, 2013, the Company granted restricted stock units to employees and non-employee directors under its equity incentive plans and issued shares of the Company's common stock to participating employees under its 2005 Employee Stock Purchase Plan; however, there were no stock options granted during the respective periods. Total share-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Cost of revenue	$566	$459	$1,032	$901
Research and development	659	706	1,218	1,213
Sales and marketing	764	748	1,565	1,327
General and administrative	2,182	1,604	3,855	3,052
Total share-based compensation expense	$4,171	$3,517	$7,670	$6,493
Determining Fair Value The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
ESPP Plan shares
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Volatility	49.0%	60.9%	49.0%	60.9%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	—	—	—	—
Weighted average fair value	$3.21	$6.08	$3.20	$6.08
Stock Option Activity
A summary of stock option activity for the six months ended December 26, 2014 was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 27, 2014	1,608,436	$10.53
Options granted	—	—
Options exercised	(65,386)	5.82
Options cancelled	(139,123)	14.09
Balance at December 26, 2014	1,403,927	$10.39	5.59	$3,026
Vested and expected to vest at December 26, 2014	1,386,988	$10.41	5.58	$2,966
Exercisable at December 26, 2014	1,203,502	$10.57	5.33	$2,561
The total intrinsic value of options exercised in the six months ended December 26, 2014 and December 27, 2013 was $0.2 million and $3.3 million, respectively. The total fair value of shares vested during the six months ended December 26, 2014 and December 27, 2013 was $0.7 million and $1.5 million, respectively.
As of December 26, 2014, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.61 years.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the six months ended December 26, 2014:

Number of Shares
Balance at June 27, 2014	1,696,823
Awarded	1,180,813
Released	(394,928)
Forfeited	(294,253)
Balance at December 26, 2014	2,188,455
Vested and expected to vest at December 26, 2014	1,660,431
In August 2014, the Company granted time-based RSUs ("2014 executive time-based RSUs") and performance-based RSUs (“2014 executive PSUs”) to members of the Company's executive management team.  The 2014 executive time-based RSUs vest quarterly over four years, subject to the recipient's continuous service through each vesting date. The 2014 executive PSUs initially vest as to one-fourth of their amount on the third business day following Compensation Committee review of the Company’s goal attainment for the fiscal year ending June 26, 2015, so long as (a) the Company’s total stockholder return meets the median total stockholder return of its peer group (50% weighting), and (b) the Company’s financial results meet targets established by the Board for certain product sales and bookings for fiscal 2015 (two goals with 25% weighting each). The 2014 executive PSUs may be increased or decreased depending on the level of attainment by the Company of the performance metrics established by the Board. Achievement of the aforementioned performance criteria will result in a vesting percentage determined in accordance with a vesting matrix. At attainment of 75% or below, vesting will be at 50%. At 100% attainment, vesting will be at 125%. At 125% attainment or above, vesting will be at 150%. If the conditions for initial vesting of the 2014 executive PSUs are met, the remaining portion of the 2014 executive PSUs will vest in twelve equal, successive quarterly installments over an additional three years, subject to continued service through each vesting date.
 The Company estimated the fair value of its 2014 executive PSUs using a Monte Carlo simulation model with the assumptions discussed above. For purposes of reporting and determining the share-based compensation expense as of December 26, 2014, the company estimated that 257,500 of the 2014 executive PSUs will be awarded.  The Company assesses the achievement of these performance metrics on a quarterly basis.
As of December 26, 2014, there was $12.2 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.57 years.
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

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
RSUs shares withheld for taxes	67,435	46,486	126,201	102,416
RSUs amounts withheld for taxes	$650	$578	$1,196	$1,442

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Employee Stock Purchase Plan
At December 26, 2014, the total unrecognized compensation cost related to options to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $1.6 million. This cost will be amortized on a straight-line basis over approximately 1.6 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the six months ended December 26, 2014 and December 27, 2013.

	Six Months Ended
	December 26, 2014	December 27, 2013
Shares issued	209,631	253,078
Weighted-average purchase price per share	$7.50	$7.89
Employee stock purchases typically occur in August and February of each fiscal year. As such, there were no employee stock purchases during the three months ended December 26, 2014 or December 27, 2013.

18. STOCK REPURCHASE PROGRAM
In January 2013, the Company's board of directors approved a plan for the Company to repurchase shares of its common stock with a market value of up to $15.0 million. In November 2013, the Company announced an increase in the authorized repurchased amount to $30.0 million and in November 2014, the Company announced that it had extended its repurchase program through December 31, 2015. The Company's common stock may be repurchased in the open market or through negotiated transactions, including 10b5-1 trading plans that would enable the Company to repurchase its shares during periods outside of its normal trading windows. Purchases will cease if the authorized funds are spent or the program is discontinued. The Company is not obligated to acquire any particular amount of stock, and the program may be suspended or terminated at any time at the Company's discretion.
These repurchases are reflected in our balance sheet as treasury stock and are available for future issuance. The following table shows the total number of shares repurchased during the period (in thousands, except per share amount):

	Treasury Stock
	Number of Shares	Amount	Average Purchase Price Per Share
Balance at June 27, 2014	1,844	$18,677	$10.13
Repurchase of Treasury Stock:
Three months ended September 26, 2014	121	1,101	$9.08
Three months ended December 26, 2014	350	3,121	$8.92
Balance at December 26, 2014	2,315	$22,899	$9.89

Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,566,000 shares of its common stock for approximately $18.0 million. As of December 26, 2014, the Company had a remaining authorization of approximately $12.0 million for future share repurchases; however the new credit agreement signed in January; 2015 restricts the ability of the Company to repurchase stock while borrowings under the agreement remain outstanding. SGI does not anticipate repurchasing stock while such debt is outstanding. See Note 25 Subsequent Events, for more information about the new credit agreement.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

19. NET LOSS PER SHARE
Basic net income (loss) per common share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding and dilutive common shares outstanding during the period. For both of the three and six months ended December 26, 2014 and December 27, 2013, the effect of outstanding options and RSUs were anti-dilutive to loss per share and were therefore excluded from the calculation of diluted loss per share.
The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by accounting principles generally accepted in the U.S. Since the Company generated a net loss in both the three and six months ended December 26, 2014 and December 27, 2013, basic and diluted net loss per share are the same for these periods.
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended December 26, 2014 and December 27, 2013 (in thousands, except per share amount):

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Numerator:
Net loss	$(10,438)	$(13,684)	$(20,771)	$(20,507)

Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	34,375	34,176	34,399	34,136

Basic and diluted net loss per share	$(0.30)	$(0.40)	$(0.60)	$(0.60)
The following potentially dilutive securities have been excluded from the dilutive net loss per share calculations, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Options, RSUs, and ESPP	3,671	3,810	3,666	3,842

20. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
The net periodic benefit cost of the German and Japan plans were comprised of the following components (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Net periodic benefit cost
Service cost	$98	$110	$187	$219
Interest expense	105	75	215	204
Expected return on plan assets	(37)	(37)	(73)	(78)
Amortization of actuarial losses	65	22	134	52
Net periodic benefit cost	$231	$170	$463	$397

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

21. INCOME TAXES
The Company recorded tax provision of approximately $0.1 million and $0.5 million for the three and six months ended December 26, 2014, respectively. The tax expense primarily was comprised of tax liability computed based on the Company’s projected foreign financial results for the year ending June 26, 2015, state taxes, interest for unrecognized tax benefits and US deferred tax liability related to nondeductible goodwill, partially offset by tax benefits from expiring statute of limitations and tax refunds in foreign jurisdictions. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 26, 2014, primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
The Company recorded a tax provision of approximately $0.4 million each for the three and six months ended December 27, 2013. The tax provision primarily was comprised of tax liability computed based on the Company’s projected foreign financial results for the year ended June 27, 2014, state taxes and tax reserves and related interest, offset by tax benefits from the reversal of previously accrued interest and tax refund in foreign jurisdiction. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 27, 2013, primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized
As of December 26, 2014, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $6.0 million of gross unrecognized tax benefit as of December 26, 2014, of which $1.8 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of December 26, 2014, the Company also had approximately $7.8 million of interest and penalties attributable to the gross unrecognized tax benefits. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits.

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
A description of the Company's two reportable segments is as follows:
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
All historical segment numbers for the three and six months ended December 27, 2013 have been recast to conform to the three and six months ended December 26, 2014.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally allocated based on the type of products and service provided to our customers. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A portion of the segments' expenses arise from shared services and infrastructure that the Company provides to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development and other corporate infrastructure expenses. The corporate charges that are directly attributable to the segments are allocated and are reassessed on a periodic basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The profitability of each of the segments is measured after excluding share-based compensation expenses, amortization and impariment of intangibles, restructuring charges, manufacturing transition costs, general and administration charges, other unallocated corporate charges and other items as noted in the reconciliation below as management does not include this information in its measurement of the performance of the operating segments.
Segment Results
Summary information by operating segment for the three and six months ended December 26, 2014 and December 27, 2013 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Total net revenue
Product	$100,288	$77,334	$175,290	$186,154
Service	37,862	38,726	74,561	77,425
Total net revenue	$138,150	$116,060	$249,851	$263,579

Operating profit from reportable segments
Product	$5,688	$(3,279)	$6,079	$944
Service	14,842	15,343	29,540	30,418
Total operating profit from reportable segments (1)	$20,530	$12,064	$35,619	$31,362
(1) The profitability of each of the segments is measured after excluding unallocated corporate charges, restructuring and severance, amortization and impairment of intangibles, share-based compensation expenses, manufacturing transition costs, and other items as noted in the reconciliation below.

The following table reconciles segment results to our total company results from operations before taxes:

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
	(in thousands)
Total reportable segments' operating profit	$20,530	$12,064	$35,619	$31,362
All other corporate charges:
Unallocated operating expenses	19,993	18,373	39,836	36,143
Restructuring and severance	3,792	1,136	4,884	2,065
Amortization and impairment of intangibles	1,310	1,051	1,525	1,886
Share-based compensation	4,171	3,517	7,670	6,493
Manufacturing transition costs	—	2,206	—	2,206
Excess and obsolescence inventory charges	—	—	—	3,242
Other	1,268	673	1,818	1,409
Total all other corporate charges	30,534	26,956	55,733	53,444
Loss from operations, as reported	$(10,004)	$(14,892)	$(20,114)	$(22,082)
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
Customer information
A significant portion of the Company's revenue was generated from a limited number of customers. For the three months ended December 26, 2014, two customers represented 10 percent or more of the Company's total net revenue. The United States government, excluding system integrators (collectively, U.S. government), accounted for approximately 21% of the Company's revenue and another customer accounted for approximately 12% of the Company's revenue. For the three months ended December 27, 2013, the U.S. government accounted for approximately 15% of the Company's revenue.
For the six months ended December 26, 2014, two customers accounted for 10 percent or more of the Company's total net revenue. The U.S. governmnet accounted for approximately 21% of the Company's revenue and another customer accounted for approximately 10% of the Company's revenue. For the six months ended December 27, 2013, the U.S. government accounted for approximately 23% of the Company's revenue.
At December 26, 2014, one customer accounted for approximately 24% of the Company's accounts receivable. At June 27, 2014, two customers accounted for approximately 27% of the Company's accounts receivable.
Geographic Information
The following table presents revenue by geographic region for the the three and six months ended December 26, 2014 and December 27, 2013 (in thousands except percentages):

	Three Months Ended		2014 over 2013 Change	Six Months Ended		2014 over 2013 Change
	December 26, 2014	December 27, 2013		December 26, 2014	December 27, 2013

Americas	$87,615	$62,648	24,967	$155,285	$164,860	(9,575)
As a percent of total net revenue	63.4%	54.0%	9.4%	62.2%	62.5%	(0.3)%
EMEA	16,864	29,029	(12,165)	34,477	50,070	(15,593)
As a percent of total net revenue	12.2%	25.0%	(12.8)%	13.8%	19.0%	(5.2)%
APJ	33,671	24,383	9,288	60,089	48,649	11,440
As a percent of total net revenue	24.4%	21.0%	3.4%	24.0%	18.5%	5.5%
Total revenue	$138,150	$116,060	22,090	$249,851	$263,579	(13,728)
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.
International sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were $20.7 million or 15% and $40.9 million or 16% for the three and six months ended December 26, 2014, respectively. International sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were $18.1 million or 16% and $35.0 million or 13% for the three and six months ended December 27, 2013, respectively. No other individual foreign country's revenue accounted for 10% or more of revenues in the three and six months ended December 26, 2014 and December 27, 2013.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

23. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at December 26, 2014 was $4.8 million for which the Company has $4.7 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the accompanying unaudited condensed consolidated balance sheets.

24. COMMITMENTS AND CONTINGENCIES
Letter of Credit
The Company's credit facility includes a $10.0 million letter of credit subfacility. As of December 26, 2014, the Company has a $2.0 million outstanding letter of credit to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. See Note 16 for more information regarding the credit facility.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 26, 2014. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of December 26, 2014.
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
25. SUBSEQUENT EVENTS
On January 27, 2015, the Company entered into a new credit agreement (the “Credit Agreement”) among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (in such capacity, "Agent") and lead arranger. The Credit Agreement consists of a term loan facility in an aggregate principal amount of $70.0 million with a term of three and a half years. The loans comprising the term loan facility bear interest at either the Base Rate (as defined in the Credit Agreement), subject to a 2.0% minimum, plus 8.0% per annum, or the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Initial Lender (as defined in the Credit Agreement) was Morgan Stanley Senior Funding, Inc., and funds managed by Tennenbaum Capital Partners, LLC joined by assignment as Lenders (as defined in the Credit Agreement) shortly after closing on January 27, 2015. This new term loan will provide $66.3 million of cash, net of borrowing and origination costs of $3.7 million which will be used to pay off the existing credit facility and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations.
Pursuant to the Credit Agreement, Silicon Graphics Federal, LLC, a wholly-owned subsidiary of the Company (the “Guarantor”) has guaranteed the obligations of the Company under the Credit Agreement. The Company has agreed to cause its wholly-owned subsidiary MineSet, Inc. to become a guarantor by February 10, 2015 or such later date as agreed by Agent. In addition, the Company’s obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantor, and will be secured by a lien on substantially all of the assets of any future subsidiary of the Company that becomes a guarantor.
The Credit Agreement and related loan documents replace the Company’s prior Credit Agreement dated December 5, 2011, by and among the Company, certain lenders party thereto, and Wells Fargo Capital Finance, LLC, as administrative agent (as amended from time to time, the “Prior Credit Facility”). All commitments under the Prior Credit Facility were terminated and all borrowings thereunder were repaid, effective January 27, 2015. The remaining obligations of Company and guarantor party to the Prior Credit Facility and related loan documents are limited to certain remaining contingent indemnification obligations under such facility. See Note 16 Credit Facility, for more information about the Prior Credit Facility.
The Credit Agreement and related loan documents contain covenants that limit the ability of the Company and certain of its subsidiaries, among other things, to:

•	issue any preferred stock;

•	incur or guarantee indebtedness;

•	create, incur, assume, or permit to exist liens;

•	consummate asset sales, acquisitions or mergers;

•	dispose of property

•	pay dividends or repurchase stock;

•	make investments;

•	enter into transactions with affiliates; or

•	enter into or permit exist certain type of agreements.
The Credit Agreement also requires compliance with a minimum adjusted current ratio and a $10.0 million minimum unrestricted cash balance, calculated as set forth in the Credit Agreement.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Credit Agreement contains customary events of default, including:

•	failure to make required payments;

•	material breaches of representations and warranties;

•	failure to comply with certain agreements or covenants;

•	failure to pay, or default under, certain other indebtedness;

•	certain events of bankruptcy and insolvency;

•	failure to pay certain judgments; and

•	a change of control.
We may not prepay the loan during the first year and may only prepay the loan during the second year at a premium. After such time, we may prepay the loan without penalty.

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
Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, changes in the anticipated amounts and timing of restructuring charges to be incurred and cost savings expected to be realized from our restructuring actions in Europe, our ability to successfully execute our strategies, the risks discussed in this Part I, Item 2 -"Management's Discussion and Analysis of Financial Condition and Results of Operations,” the risk factors set forth in Part II, Item 1A- "Risk Factors” and elsewhere in this Form 10-Q, the risk factors set forth in our Annual Report on Form 10-K for the year ended June 27, 2014 filed with the Securities and Exchange Commission (the “SEC”) on September 8, 2014 (our “Annual Report”), the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended September 26, 2014 filed with the SEC on October 31, 2014 and the risks detailed from time to time in our future reports filed with the SEC. The information included herein is as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ materially from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on these forward-looking statements. Unless required by law, we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to SGI or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and other documents we file from time to time with the SEC to advise interested parties of the risks and factors that may affect our business.
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
SGI expects market growth in our core markets of high performance computing and real time analytics. We believe that these are the markets that will provide the biggest growth opportunity and where we expect to gain share. We are continuing to target our investments towards key vertical markets and horizontal solutions where we can provide the highest value to our customers and differentiate our offerings and will focus on winning large strategic projects. We have a strong suite of products and a go-to-market strategy aligned with these growing opportunities. During fiscal 2014, we have introduced new configurations for our Rackable®, SGI® ICE™ X, SGI® UV™ compute platforms. We recently launched our new SGI UV for SAP HANA® that will largely target commercial enterprise businesses and is designed to streamline database management for single large node environments, which require extremely high capacity and scale to meet the needs of in-memory databases. Our management continues to focus on opportunities to enhance operational efficiency and reduce costs. We believe that this strategic plan will help create a strong foundation for our business results in the long-term.
Our revenue mix by geography shows that we continue to have strong international presence with 38.0% and 39.5% of total revenue from sales outside of the U.S. in the three and six months ended December 26, 2014, respectively. Total revenue from sales outside of the U.S. in the three and six months ended December 27, 2013 were 48.2% and 40.3% of total revenue, respectively. In addition, our customer base continues to expand in various sectors, including the public and manufacturing sectors.
Significant Events
Our financial results during both of the three and six months ended December 26, 2014 and December 27, 2013 were affected by certain significant events that should be considered in comparing the periods presented.
Acquisition of FileTek, Inc.
On September 30, 2013, we acquired certain assets of FileTek, Inc., a global provider of High Performance Data Analytics storage virtualization, large-scale data management, and active archive solutions. The total purchase price was approximately $9.2 million in cash. This acquisition expanded our storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, we acquired FileTek's StorHouse and Trusted Edge software, worldwide customers, engineering team and services and support resources.
We recorded the acquired assets and assumed liabilities at their estimated fair values. We determined the estimated fair values using estimates and valuations including discounted cash flow and cost approach analyses.
As a result of a decision made in the fourth quarter of fiscal 2014 to stop further investment in development of these next generation storage products, we determined that the intangible assets related to the product development of these next generation products were impaired. We recorded an impairment charge of $2.9 million in the fourth quarter of fiscal 2014, impacting cost of revenue. During the second quarter of fiscal 2015, we decided to cease selling and supporting these products and determined that the remaining intangible assets related to this acquisition were impaired. We recorded an impairment charge of $1.1 million in the second quarter of fiscal 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million.
Contract Manufacturing
In July 2013, we selected Jabil Circuit, Inc. ("Jabil") to be our primary global manufacturing services and supply chain management provider. The transition to Jabil was expected to be implemented as a “manage in place” model, which would utilize existing SGI facilities and personnel. On November 18, 2013, we signed an asset purchase agreement with Jabil, whereby Jabil would purchase SGI’s primary manufacturing facility, located in Chippewa Falls, Wisconsin and certain other manufacturing assets for $6.3 million in cash.
The total carrying value of these assets held for sale were written down to their fair value of $6.3 million, resulting in an impairment charge of $0.9 million recorded in general and administrative expenses during the three and six months ended December 27, 2013.
We also expected that approximately 120 of our manufacturing personnel in Chippewa Falls would transfer to Jabil. During the three months ended December 27, 2013, we accrued approximately $0.7 million of compensation costs associated with the transfer of these employees as part of the agreement with Jabil, which was recorded within cost of revenue.

During the fourth quarter of fiscal 2014, the Company reevaluated its outsourcing model given lower than anticipated volumes of Company product sales.  On August 4, 2014, the Company terminated the planned manage-in-place outsourcing structure and the asset purchase agreement referenced above. SGI paid approximately $0.6 million to Jabil for certain assets that were purchased for the manage-in-place model as well as for costs associated with streamlining the manufacturing process. In addition, SGI reversed the $0.7 million accrual previously booked for compensation costs associated with the proposed employee transfer discussed above. The Company will continue to optimize all of its manufacturing capabilities with the objective of improving efficiency and flexibility.

Results of Operations
Summarized below are the results of our operations for the three and six months ended December 26, 2014 as compared to the three and six months ended December 27, 2013.
Financial Highlights

•
Our total revenue for the three months ended December 26, 2014 was $138.2 million, an increase of $22.1 million or 19.0%, from the comparable period in fiscal 2014. The increase was due primarily to higher U.S. government and system integrators sales compared to the low levels that we experienced after the government shutdown in the fall of 2013.

•
Revenue decreased $13.7 million or 5.2% in the six months ended December 26, 2014 from $263.6 million in the six months ended December 27, 2013. The decrease was due primarily to lower sales for our legacy cloud products. This is consistent with our strategic decision to withdraw from low margin commodity service infrastructure and to focus our investments in strategic areas of HPC, High Performance Data Analytics, storage and services. This decrease was partially offset by higher U.S. government and system integrators sales compared to the low levels that we experienced after the government shutdown in the fall of 2013. During the first half of fiscal 2015, we experienced an overall upward trend in revenue generated from the U.S. government and system integrators.

•
Our overall gross margin was 26.6% in the three months ended December 26, 2014, a decrease of 2.2 percentage points from 28.8% in the three months ended December 27, 2013. The unfavorable change in our overall gross margin percentage in the three months ended December 26, 2014 was primarily driven by a less profitable mix with a higher mix of product sales which typically generate lower margins compared to the comparable quarter last year, as well as an impairment charge of $0.8 million recorded during the second quarter of fiscal 2015 related to our recent decision to discontinue selling and supporting certain storage products. This was partially offset by decreases in compensation and related expenses due to reductions in headcount and lower facilities costs incurred after our relocation of our corporate headquarters to Milpitas, California in December 2013. In addition, during the second quarter of fiscal 2014, we recorded a $0.7 million accrual for compensation costs associated with the transfer of employees as part of the agreement with Jabil as discussed above.

•
Our overall gross margin was 27.7% in the six months ended December 26, 2014, an increase of 0.5 percentage points from 27.2% in the six months ended December 27, 2013. The favorable change in the overall gross margin percentage in the six months ended December 26, 2014 was primarily driven by lower compensation expense resulting from reductions in headcount, lower costs related to our previous plans to transition contract manufacturing to Jabil, as well as lower excess and obsolete inventory charges incurred during the first half of fiscal 2015. During the first half of 2014, we took a $3.2 million excess and obsolete inventory charge related to our withdrawal from the legacy cloud business and a $0.7 million accrual for compensation costs associated with the transfer of employees as part of the agreement with Jabil as discussed above. These decreases were partially offset by a less profitable mix compared to the fist half of fiscal 2014 as well as an impairment charge of $0.8 million recorded during the first half of fiscal 2015 related to our recent decision to discontinue selling and supporting certain storage products.

•
Our research and development, selling and general and administrative expenses were $46.8 million in the three months ended December 26, 2014 compared to $48.3 million in the prior year comparable quarter, a decrease of approximately $1.5 million. The decrease was attributed to the decline in compensation and related expenses due to reductions in headcount, along with lower spending due to tight expense controls. During the second quarter of 2015, we also incurred lower facilities costs and lower costs and charges associated with our previous plans to transition contract manufacturing and supply chain management to Jabil as discussed above. These decreases were partially offset by higher severance charges associated with cost reduction programs, as well as higher share-based compensation expenses.

•
Our research and development, selling and general and administrative expenses were $89.2 million in the six months ended December 26, 2014 compared to $93.2 million in the prior year comparable period, a decrease of approximately $4.0 million. The decrease was attributed to the decline in compensation and related expenses due to reductions in headcount, along with lower spending due to tight controls. We also incurred lower facilities costs and lower costs and charges associated with our previous plans to transition contract manufacturing and supply chain management to Jabil. These decreases were partially offset by higher severance charges associated with cost reduction programs and higher share-based compensation expenses.

•
On September 30, 2013 we acquired certain assets of FileTek for approximately $9.2 million in cash, expanding the Company's storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, we acquired FileTek's StorHouse and Trusted Edge software, worldwide customers, engineering team and services and support resources. As described above, during the second quarter of fiscal 2015, we made a decision to discontinue selling and supporting these products and determined that the remaining intangible assets related to this acquisition were impaired. We recorded an impairment charge of $1.1 million in the second quarter of fiscal 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million.

•
Total headcount as of December 26, 2014 was 1,100, which reflected a net reduction of 225 employees or approximately 16%, from 1,325 as of December 27, 2013 primarily due to restructuring and cost reduction actions occurring over the last fiscal year.

•
There were no restructuring expenses recorded during the three months ended December 26, 2014. We recorded restructuring expense of $0.1 million in the six months ended December 26, 2014. Restructuring expenses were $0.1 million and $0.6 million in the three and six months ended December 27, 2013, respectively.

•
During the three and six months ended December 26, 2014, we incurred approximately $3.8 million and $4.8 million of severance charges, respectively, associated with planned cost reductions primarily in Germany. During the three and six months ended December 27, 2013, we incurred approximately $1.8 million and $2.2 million of severance charges, respectively, associated with planned cost reductions primarily in the U.S.

•	We recognized approximately $1.7 million in other income associated with a sale of an investment in the three and six months ended December 27, 2013.

•
We recognized a net loss of $10.4 million for the three months ended December 26, 2014 compared to a net loss of $13.7 million in the comparable quarter last year. The decrease in net loss for the three month ended December 26, 2014 compared to the comparable period last year was primarily driven by higher product revenue as well as cost reductions associated with the reductions in headcount as part of our cost reduction programs. We also benefited from lower relocation charges as well as lower costs and charges associated with our previous plans to transition contract manufacturing to Jabil. However, this was offset by higher severance costs as well as a $1.1 million intangible impairment charge recorded during the three months ended December 26, 2014.

•
Net loss for the six months ended December 26, 2014 was $20.8 million compared to net loss of $20.5 million in the six months ended December 27, 2013. The slight increase in net loss for the six months ended December 26, 2014 compared to the comparable period last year was primarily driven by lower sales for our products and services, an intangible impairment charge of $1.1 million, as well as a reduction in other income of $1.7 million associated with the sale of an investment that occurred in the first half of 2014 discussed above. This was almost fully offset by reductions in operating expenses as a result of headcount reductions, tight expense controls and lower excess and obsolete charges.

•
We are continuing to streamline our operations and maintain tight controls over spending in order to help achieve our long-term operating targets and goals, as well as to enable increased new investment in new products and emerging technologies.

Net Revenue

	Three Months Ended		2015 over 2014 Change	Six Months Ended		2015 over 2014 Change
	December 26, 2014	December 27, 2013		December 26, 2014	December 27, 2013
	($ in thousands)			($ in millions)

Net revenue from products:	100,288	77,334	22,954	175,290	186,154	(10,864)
As a percent of total net revenue	72.6%	66.6%	6.0 ppts	70.2%	70.6%	(0.4) ppts
Net revenue from services	37,862	38,726	(864)	74,561	77,425	(2,864)
As a percent of total net revenue	27.4%	33.4%	(6.0) ppts	29.8%	29.4%	0.4 ppts
Total net revenue	$138,150	$116,060	$22,090	$249,851	$263,579	$(13,728)
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
The following table presents revenue by geographic region for the three and six months ended December 26, 2014 and December 27, 2013 (in thousands except percentages):

	Three Months Ended		2015 over 2014 Change	Six Months Ended		2015 over 2014 Change
	December 26, 2014	December 27, 2013		December 26, 2014	December 27, 2013

Americas	$87,615	$62,648	$24,967	$155,285	$164,860	$(9,575)
As a percent of total net revenue	63.4%	54.0%	9.4 ppts	62.2%	62.5%	(0.3) ppts
EMEA	16,864	29,029	(12,165)	34,477	50,070	(15,593)
As a percent of total net revenue	12.2%	25.0%	(12.8) ppts	13.8%	19.0%	(5.2) ppts
APJ	33,671	24,383	9,288	60,089	48,649	11,440
As a percent of total net revenue	24.4%	21.0%	3.4 ppts	24.0%	18.5%	5.5 ppts
Total revenue	$138,150	$116,060	$22,090	$249,851	$263,579	$(13,728)
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific geographic region ("APJ") includes Australia, New Zealand, Japan and all other Asian countries.
Revenue generated in the Americas represented 63.4% of total revenue during the second quarter of fiscal 2015, or an increase of 9.4 percentage points, from 54.0% during the comparable quarter last year. The increase in revenue was due primarily to higher revenue from U.S. government and system integrator sales reflecting an upward trend from the significant reduction in federal spending after last fall's government shutdown. This was partially offset by lower sales for our legacy cloud products.
Revenue generated in the Americas represented 62.2% of total revenue during the six months ended December 26, 2014, or a decrease of 0.3 percentage points, from 62.5% during the comparable period last year. The decrease in revenue was due primarily to lower sales for our legacy cloud products as well as lower revenue from U.S. government sales resulting from a reduction in federal spending after last fall's government shutdown.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six months ended December 26, 2014 and December 27, 2013 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 26, 2014	December 27, 2013	$	%	December 26, 2014	December 27, 2013	$	%

Total cost of revenue	$101,341	$82,577	$18,764	22.7%	$180,670	$191,848	$(11,178)	(5.8)%

Total gross profit	$36,809	$33,483	$3,326	9.9%	$69,181	$71,731	$(2,550)	(3.6)%

Total gross margin	26.6%	28.8%		(2.2) ppts	27.7%	27.2%		0.5 ppts
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
Overall gross profit increased by $3.3 million to $36.8 million in the three months ended December 26, 2014 from $33.5 million in the three months ended December 27, 2013. The increase was due to an increase in revenue primarily related to higher sales for products and U.S. government-related business as well as lower compensation and related expenses due to the reductions in headcount. Our overall gross margin also decreased to 26.6% in the three months ended December 26, 2014 from 28.8% in the three months ended December 27, 2013. The decrease in gross margin for the three months ended December 26, 2014 was primarily driven by a less profitable mix in current year quarter compared to the last year comparable quarter. In addition, we took an intangible impairment charge impacting cost of sales by $0.8 million. However, we benefited from the decrease in compensation and related expenses and lower costs and charges associated with our previous plans to transition contract manufacturing during the three months ended December 26, 2014 compared to the three months ended December 27, 2013.
Overall gross profit decreased by $2.6 million to $69.2 million in the six months ended December 26, 2014 from $71.7 million in the six months ended December 27, 2013 due to a decrease in revenue volume primarily related to lower sales for our legacy cloud products and U.S. government-related business as well as lower service revenue. This was partially offset by lower compensation and related expenses due to the reductions in headcount. However, our overall gross margin increased to 27.7% in the six months ended December 26, 2014 from 27.2% in the six months ended December 27, 2013 primarily driven by lower compensation and related expenses due to the reductions in headcount, lower charges associated with our previous plans to transition contract manufacturing and lower excess and obsolete charges. During the six months ended December 27, 2013, we took an excess and obsolete charge as result of our strategic withdrawal from the legacy cloud business.

Operating Expenses
Operating expenses for the three and six months ended December 26, 2014 and December 27, 2013 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 26, 2014	December 27, 2013	$	%	December 26, 2014	December 27, 2013	$	%

Research and development	$14,779	$14,902	$(123)	(0.8)%	$27,979	$29,736	$(1,757)	(5.9)%
Sales and marketing	16,780	18,815	(2,035)	(10.8)%	32,641	36,411	(3,770)	(10.4)%
General and administrative	15,254	14,547	707	4.9%	28,559	27,029	1,530	5.7%
Restructuring	—	111	(111)	(100.0)%	116	637	(521)	(81.8)%
Total operating expense	$46,813	$48,375	$(1,562)	(3.2)%	$89,295	$93,813	$(4,518)	(4.8)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense decreased $0.1 million or 0.8% to $14.8 million in the three months ended December 26, 2014 from $14.9 million in the three months ended December 27, 2013. We benefited from lower compensation and related expenses of $1.9 million as a result of the reductions in headcount as well as tight expense controls. This was offset by an increase in equipment, material and third party costs of $1.4 million incurred to support new product introductions and development activities and higher severance costs of $0.8 million compared to the same period last year.
Research and development expense decreased $1.8 million or 5.9% to $28.0 million during the six months ended December 26, 2014 from $29.7 million the six months ended December 27, 2013. We experienced lower compensation and related expenses of $3.6 million as a result of reduction in headcount and lower facilities and depreciation costs. This was partially offset by an increase in equipment, material and third party costs of $2.4 million incurred to support new product introductions and development activities and higher severance costs of $0.5 million compared to the same period last year.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense decreased $2.0 million or 10.8% to $16.8 million in the three months ended December 26, 2014 from $18.8 million in the three months ended December 27, 2013. This decrease was primarily due to lower compensation and related expenses of $1.9 million as a result of decreased headcount, as well as lower commissions and bonus expense reflecting lower than expected achievement of sales commission targets and performance metrics compared to last year. We also benefited from lower amortization of intangibles as amounts become fully amortized. This was offset by higher severance costs of $1.4 million compared to the same period last year. In addition, during the three months ended December 27, 2014, as a result of a decision made to discontinue selling and supporting certain storage products, we recorded an impairment charge impacting sales expense by $0.3 million.
Sales and marketing expense decreased $3.8 million or 10.4% to $32.6 million in the six months ended December 26, 2014 from $36.4 million in the six months ended December 27, 2013. This decrease was primarily due to a decrease in our compensation and related expenses of $2.5 million as a result of decreased headcount, as well as lower commissions expense reflecting lower than expected achievement of sales commission targets compared to last year. We also benefited from lower spending for travel and conferences and lower amortization of intangibles as amounts become fully amortized. This decrease was slightly offset by higher severance costs of $2.0 million compared to the same period last year. In addition, during the six months ended December 27, 2014, as a result of a decision made to discontinue selling and supporting certain storage products, we recorded an impairment charge impacting sales expense by $0.3 million.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, bad debt expense, share-based compensation, and facilities and information technology costs.

General and administrative expense increased $0.7 million or 4.9% to $15.3 million in the three months ended December 26, 2014 from $14.5 million in the three months ended December 27, 2013. We incurred higher administrative expense due to higher share-based compensation expense related to new grant awards, an increase in third party consulting fees, as well as higher severance costs compared to the prior year. This was partially offset by lower compensation and related expenses as a result of decreased headcount, lower costs and charges associated with our previous plans to transition contract manufacturing to Jabil, as well as lower rent and facilities expenses relating to the relocation of our corporate headquarters to Milpitas, California in December 2013.
General and administrative expense increased $1.5 million or 5.7% to $28.6 million in the six months ended December 26, 2014 from $27.0 million in the six months ended December 27, 2013. We incurred an increase in general and administrative expense primarily due to higher share-based compensation expense due to new grant awards, an increase in consulting fees and an increase in property taxes, as we received a $0.6 million property tax refund during the six months ended December 27, 2013. This increase was partially offset by lower costs and charges associated with our previous plans to transition contract manufacturing transition to Jabil, as well as lower rent and facilities expenses relating to the relocation of our corporate headquarters to Milpitas, California in December 2013.
Restructuring. Total restructuring expense related to our fiscal 2012 restructuring action was $0.0 million and $0.1 million for the three and six months ended December 26, 2014, respectively and $0.1 million and $0.6 million for the three and six months ended December 27, 2013, respectively. As a result of the restructuring actions taken in Europe described above, we have incurred approximately $12.7 million of cumulative expense through December 26, 2014 (including fiscal years 2012, 2013 and 2014). This restructuring action is complete.
Total other income, net
Total other income, net for the three and six months ended December 26, 2014 and December 27, 2013 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 26, 2014	December 27, 2013	$	%	December 26, 2014	December 27, 2013	$	%

Interest expense, net	$(58)	$(46)	$(12)	(26.1)%	$(100)	$(53)	$(47)	(88.7)%
Other (expense) income, net	(247)	1,685	(1,932)	(114.7)%	(104)	1,988	(2,092)	(105.2)%
Total other (expense) income, net	$(305)	$1,639	$(1,944)	(118.6)%	$(204)	$1,935	$(2,139)	(110.5)%
Interest expense, net. Interest expense, net primarily consists of interest earned on our interest-bearing investment accounts money market funds, as well as interest expense relating to our credit facility and to certain tax payments.
Other income, net. Other income, net during the three and six months ended December 26, 2014 consisted of foreign exchange gains (losses) as a result of the exchange rates primarily for the Euro, British Pound, Japanese Yen and Canadian dollar against the U.S. Dollar. We have a hedging strategy that is intended to mitigate the effect of exchange rate fluctuations on certain foreign currency balance sheet accounts and cash flows. In addition, during the three and the six months ended December 27, 2013, we also recorded $1.7 million of other income associated with a sale of an investment.
Income tax provision
Income tax provision for the thee and six months ended December 26, 2014 and December 27, 2013 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 26, 2014	December 27, 2013	$	%	December 26, 2014	December 27, 2013	$	%

Income tax provision	$129	$431	$(302)	(70.1)%	$453	$360	$93	25.8%
We recorded a tax provision of $0.1 million and $0.5 million for the three and six months ended December 26, 2014, respectively. The tax expense was primarily comprised of tax liability computed based on the Company’s projected foreign financial results for the year ending June 26, 2015, state taxes, interest for unrecognized tax benefits and U.S. deferred tax liability related to nondeductible goodwill, partially offset by tax benefits from expiring statute of limitations and tax refunds in foreign jurisdictions. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 26, 2014 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.

We recorded a tax provision of $0.4 million each for the three and six months ended December 27, 2013. The tax provision primarily was comprised of tax liability computed based on the Company’s projected foreign financial results for the year ended June 27, 2014, state taxes, and tax reserves and related interest, offset by tax benefits from the reversal of previously accrued interest and tax refund in foreign jurisdiction. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 27, 2013 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
As of December 26, 2014, we have provided a partial valuation allowance against our net deferred tax assets. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
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
The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally allocated based on the type of products and service provided to our customers. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A portion of the segments' expenses arise from shared services and infrastructure that the Company provides to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development and other corporate infrastructure expenses. These corporate charges are allocated to the segments and are reassessed on a periodic basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The profitability of each of the segments is measured after excluding share-based compensation expenses, amortization and impairment of intangibles, restructuring charges, general and administration charges, other unallocated corporate charges and other items as management does not include this information in its measurement of the performance of the operating segments.
All historical segment numbers for the three and six months ended December 27, 2013 have been recast to conform to the three and six months ended December 26, 2014.

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
Operating results for our product segment for the three and six months ended December 26, 2014 and December 27, 2013 were as follows (in thousands except percentage):

	Three Months Ended		Change		Six Months Ended		Change
	December 26, 2014	December 27, 2013	$	%	December 26, 2014	December 27, 2013	$	%

Net revenue	$100,288	$77,334	$22,954	29.7%	$175,290	$186,154	$(10,864)	(5.8)%

Operating profit	$5,688	$(3,279)	$8,967	(273.5)%	$6,079	$944	$5,135	544.0%

Operating margin	5.7%	(4.2)%		9.9 ppts	3.5%	0.5%		3.0 ppts
Revenue for our product segment increased $23.0 million or 29.7% to $100.3 million in the three months ended December 26, 2014 from $77.3 million during the three months ended December 27, 2013. The increase in revenue in the comparable three month period was due primarily to higher revenue from U.S. government and system integrator sales reflecting an upward trend from the significant reduction in federal spending after last fall's government shutdown. This was partially offset by lower sales for our legacy cloud products.
For the six months ended December 26, 2014, revenue for our product segment decreased $10.9 million or 5.8% to $175.3 million from $186.2 million during the six months ended December 27, 2013. The decrease in revenue in the comparable six month period was due primarily to lower sales for our legacy cloud products as well as lower revenue from U.S. government sales resulting from a reduction in federal spending after last fall's government shutdown. However, we are seeing an upward trend in revenue generated from the U.S. government compared to the low levels that we experienced after the government shutdown in the fall of 2013.
Overall operating profit for our product segment increased by $9.0 million to an operating profit of $5.7 million in the three months ended December 26, 2014 from $3.3 million operating loss in the three months ended December 27, 2013. The increase in operating profit for the three months ended December 26, 2014 compared to the comparable period last year was mainly due to the higher product revenue as well as lower operating expenses due to reductions in headcount discussed above, resulting in lower compensation and related expenses.
Overall operating profit for our product segment increased by $5.1 million to an operating profit of $6.1 million in the six months ended December 26, 2014 from $0.9 million operating profit in the six months ended December 27, 2013. The increase in operating profit for the six months ended December 26, 2014 compared to the comparable period last year was mainly driven by more favorable product mix as we withdrew from low margin commodity server infrastructure and focused on strategic areas of HPC, high performance data analytics, storage and service. In addition, we benefited from lower operating expenses due to reductions in headcount discussed above, resulting in lower compensation and related expense as well as commission expense.
Service:
The Service segment is comprised of customer service support and professional services. Our customer service support organization provides ongoing maintenance and technical support for our products and some third-party products, as well as contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides value added services associated with technology consulting, project management and customer education, all of which help our customers realize the full value of their information technology investments. Typically, we sell service contracts along with sales of our products.

Operating results for our Service segment for the three and six months ended December 26, 2014 and December 27, 2013 were as follows (in thousands except percentage):

	Three Months Ended		Change		Six Months Ended		Change
	December 26, 2014	December 27, 2013	$	%	December 26, 2014	December 27, 2013	$	%

Net revenue	$37,862	$38,726	$(864)	(2.2)%	$74,561	$77,425	$(2,864)	(3.7)%

Operating profit	$14,842	$15,343	(501)	(3.3)%	$29,540	$30,418	$(878)	(2.9)%

Operating margin	39.2%	39.6%		(0.4) ppts	39.6%	39.3%		0.3 ppts
Our service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Revenue for our Service segment slightly decreased $0.9 million or 2.2% to $37.9 million in the three months ended December 26, 2014 from $38.7 million in the three months ended December 27, 2013. Revenue for our Service segment decreased $2.9 million or 3.7% to $74.6 million in the six months ended December 26, 2014 from $77.4 million in the six months ended December 27, 2013. The decreases for both the three and six month periods ending December 26, 2014 were primarily due to timing of professional services provided as well as fewer customer service maintenance contracts and renewals.
Overall operating profit decreased by only $0.5 million for our Service segment during the three months ended December 26, 2014 compared to the three months ended December 27, 2013 and decreased by $0.9 million during the six months ended December 26, 2014 compared to the six months ended December 27, 2013. We generated slightly lower gross margins due to a higher mix of revenue generated to service third party products which typically generate lower gross margins. However, the Service segment benefited from the reductions in headcount discussed above resulting in lower compensation and related expenses.

Liquidity and Capital Resources
We had $79.3 million of unrestricted cash and cash equivalents at December 26, 2014 and $109.3 million at June 27, 2014. As of December 26, 2014, $39.4 million of cash was held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity, maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence to our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At December 26, 2014 and June 27, 2014, we had restricted cash of $4.7 million and $4.5 million, respectively, pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and to certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section entitled "Contractual Obligations and Other Commitments," in December 2011, we entered into a five-year senior secured credit facility with an aggregate principal amount of $25.0 million, as amended. The credit facility is intended to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities is not sufficient to fund our cash needs. As of December 26, 2014, we had an outstanding balance of $15.0 million from our credit facility. As of June 27, 2014, we had no balance outstanding from our credit facility. The maximum additional amount available to be borrowed under the credit facility at December 26, 2014 was approximately $8.0 million, taking into account the $15.0 million outstanding balance and a $2.0 million outstanding letter of credit backing the Company's obligations to a supplier.
We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing and collection from the customer. However, based on the increase in the number of large programs that we have recently been awarded as of December 26, 2014, and with respect to those specific large programs, the one to two quarter lag between our payments to vendors for equipment and materials and the accompanying installation, acceptance, billing and collection from the customer, we believe our current cash and cash equivalents, in conjunction with the funds that may be drawn down under our new term loan credit facility, will be sufficient to fund working capital requirements, anticipated capital expenditures and other operations completely for the next twelve months. We do not anticipate paying dividends or repurchasing stock while the term loan is outstanding. See Note 25, Subsequent Events for more information on the new credit agreement.
The adequacy of these resources to meet our liquidity needs beyond the next twelve months will depend on our success in receiving advance and milestone payments, our ability to continue winning larger program awards, our operating results and capital expenditures required to meet our business needs. If we fail to generate cash from our operations on a timely basis or do not generate cash from our operations sufficient to service our outstanding debt obligations, we may not have the cash resources required to run our business and we may need to seek additional sources of funds.
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
The following is a summary of cash activity (in thousands):

	Six Months Ended
	December 26, 2014	December 27, 2013
Consolidated statements of cash flows data:
Net cash used in operating activities	$(35,265)	$(41,141)
Net cash used in investing activities	(2,756)	(15,411)
Net cash provided by (used in) financing activities	11,568	(4,009)
Effect of exchange rate changes on cash and cash equivalents	(3,550)	(1,179)
Net decrease in cash	$(30,003)	$(61,740)

Operating Activities
Cash used in operating activities was $35.3 million for the six months ended December 26, 2014. Our net loss was $20.8 million for the six months ended December 26, 2014. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $5.4 million, share-based compensation expense of $7.7 million, asset impairment charges of $1.1 million, and $0.5 million of other items. Net change in operating assets and liabilities of $29.1 million contributed to the decrease in cash from operating activities. The primary uses of cash in operating activities were for increases in inventory and decreases in other operating liabilities. The increase in inventory reflects the timing of purchases to meet demands of large sales contracts that we anticipate shipping over the next few quarters. The primary sources of cash in operating activities were decreases in account receivable, prepaid and other assets and deferred cost of revenue, and increases in accounts payables and deferred revenue.
For the six months ended December 26, 2014, inventory increased $35.0 million reflecting the timing of customer shipments and acceptance of sales contracts. Additionally, other liabilities decreased by $14.6 million primarily due to the timing of payments to our suppliers.
For the six months ended December 26, 2014, accounts receivable decreased $5.5 million reflecting the timing of revenue recognition and collections of the trade receivables, accounts payable increased $5.2 million primarily due to the timing of payments to our supplier, prepaid expenses and other assets decreased by $8.3 million and deferred cost decreased by $0.5 million. Deferred revenue increased by $1.0 million primarily due to the timing of revenue recognition on sales transactions that were required to be recognized in accordance with our revenue recognition policy.
Cash used in operating activities was $41.1 million for the six months ended December 27, 2013. Our net loss was $20.5 million for the six months ended December 27, 2013. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $7.4 million, share-based compensation expense of $6.5 million, a gain on sale of investment of $1.7 million, asset impairment charges of $0.9 million and $0.4 million of other items. Net change in operating assets and liabilities of $34.1 million contributed to the decrease in cash from operating activities. The primary uses of cash in operating activities were for increases in accounts receivable, inventory and prepaid expenses and other assets, and decreases in other operating liabilities and deferred revenue. The increase in inventory reflects the timing of purchases to meet demands of large sales contracts that we anticipate shipping over the next few quarters. The primary sources of cash in operating activities were decreases in deferred cost of revenue and an increase in accounts payable.
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
Investing Activities
Cash used in investing activities was $2.8 million in the six months ended December 26, 2014, primarily due to purchases of property and equipment of $2.5 million.
Cash used in investing activities was $15.4 million in the six months ended December 27, 2013, primarily due to purchases of property and equipment of $6.7 million, cash used to acquire FileTek of $9.2 million and an increase in restricted cash of $1.2 million. This was offset by cash proceeds of $1.7 million for the sale of an investment.
Financing Activities
Cash provided by financing activities was $11.6 million for the six months ended December 26, 2014, primarily due to the proceeds for the draw-down of credit facility of $15.0 million, issuance of stock under our employee stock purchase plan and stock option exercises of $2.0 million. This was offset by the repurchase of shares of our common stock of $4.2 million and the funding of restricted stock units withheld for taxes of $1.2 million.
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
As of December 26, 2014, we had total outstanding commitments on non-cancelable operating leases of our real properties of $33.7 million, of which $25.1 million related to our domestic leases. These domestic leases include our headquarters in Milpitas, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal 2024. The remainder of our domestic leases will expire in fiscal 2015 through 2023. As of December 26, 2014, we had total outstanding commitments of $8.6 million in non-cancelable international real property operating leases. The total outstanding commitments included 6.0 million relating to our leased facilities in Japan. Our major facility leases in our international locations are generally for terms of two to four years and generally do not provide renewal options.
As of December 26, 2014, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $0.8 million at December 26, 2014.
Purchase Commitments—From time to time, we issue purchase orders to our suppliers for the procurement of materials to be used for upcoming orders, particularly for those components that have long lead times. These purchase orders vary in size depending on our projected requirements. If we do not consume these materials on a timely basis or if our relationship with one of our contract manufacturers was to terminate, we could experience an abnormal increase to our inventory carrying amount and related accounts payable.
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory. As of December 26, 2014, there were remaining commitments of approximately $18.7 million, of which $17.0 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Credit Facility—On December 5, 2011, we entered into a five-year senior secured credit facility with an aggregate principal amount of $25.0 million, as amended. As of December 26, 2014, we had $15.0 million outstanding from the credit facility, and as of June 27, 2014, we had no balance outstanding under the credit facility. The maximum additional amount available to be borrowed under the credit facility was approximately $8.0 million, taking into account the $15.0 million outstanding balance and a $2.0 million outstanding letter of credit backing the Company's obligations to a supplier. This availability will fluctuate over time, and generally monthly, due to a variety of factors including our overall mix of sales and resulting accounts receivable with international and domestic customers, U.S. governmental agencies and a few individual customer accounts which may result in high concentrations of accounts receivable as compared to the overall level of our accounts receivable. Subsequent to December 26, 2014, we entered into a new term loan credit agreement, paid off the outstanding balance on our December 2011 credit facility and terminated the December 2011 agreement. See Note 25, Subsequent Events, for more information regarding the secured term loan facility.
See Note 16, Credit Facility, of our unaudited condensed consolidated financial statements in this Form 10-Q for further information on the credit facility.
Term Loan—On January 27, 2015, we entered into a new three and a half year credit agreement with an aggregate principal amount of $70.0 million. See Note 25, Subsequent Events, for more information regarding the secured term loan facility.
Uncertain Tax Positions—As of December 26, 2014, the net recorded tax liability for uncertain tax positions was $13.8 million, including interest and penalties. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.

Guarantees and Indemnifications—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at December 26, 2014 was $4.8 million, for which we have $4.7 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 26, 2014. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of December 26, 2014.
Off-Balance Sheet Arrangements—Our credit facility includes a $10.0 million letter of credit subfacility. As of December 26, 2014, we have a $2.0 million outstanding letter of credit to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement for the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of December 26, 2014.
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
There have been no significant changes in the Company's significant accounting policies for the six months ended December 26, 2014 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report except as noted below.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio and our credit facility. As of December 26, 2014, our cash and cash equivalents of $79.3 million consisted primarily of cash and money market funds. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
Given the short term nature of our cash and cash equivalents, the risk of loss in fair value resulting from interest rate changes is minimal. At December 26, 2014, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under our credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows may be materially affected. As of December 26, 2014, we had $15 million outstanding under our credit facility. A 1% increase or decrease in the interest rate, with all other variables held constant, would have impacted our interest expense by approximately $0.2 million per year.
Foreign Exchange Risk
As of December 26, 2014, foreign currency cash accounts totaled $35.8 million, primarily in Japanese Yen, Euros, Australian Dollar and British Pound.
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
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $3.6 million change in the value of our foreign currency cash accounts as of December 26, 2014.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of December 26, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 26, 2014, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For the three months ended December 26, 2014, our top five customers worldwide accounted for approximately 52% of our total revenues, with the U.S. government, excluding system integrators, accounting for approximately 21% of total revenue.
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
We generally derive a significant portion of our revenue directly from U.S. government entities, from education and research institutions funded by the U.S. government, and from system integrators that sell to the U.S. government through our subsidiary, Silicon Graphics Federal, LLC. For the three months ended December 26, 2014, such sales represented approximately 52% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.

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
The sales cycle of our products, beginning from our first customer contact to closing of the sale, often ranges from three to six months and it may be even longer before we are able to collect cash on our sales. We may expend significant resources during the sales cycle and ultimately fail to close the sale. The success of our product sales process is subject to factors over which we have little or no control, including:

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
During the three months ended December 26, 2014, we derived approximately 38% of our revenue from sales outside of the United States. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
Our stock price has experienced high volatility. For example, during the quarter ended December 26, 2014, our stock price fluctuated from a high of $11.31 to a low of $8.00. Investors may not be able to sell the shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

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
Credit Facility Restrictions-We are subject to restrictions under a term loan that may result in our inability to engage in favorable business activities or finance future operations or capital needs.
On January 27, 2015, we entered into a three and a half year term loan in the aggregate principal amount of $70 million. Pursuant to the terms of the agreement, certain of our subsidiaries have guaranteed or will guaranty our obligations under the loan. In addition, our obligations under the agreement are secured by a lien on substantially all of our assets and those of our subsidiary guarantors.
The term loan contains various covenants that limit our ability and the ability of our subsidiaries to, among other things, do the following:

•	issue any preferred stock;

•	incur or guarantee indebtedness;

•	create, incur, assume, or permit to exist liens;

•	consummate asset sales, acquisitions or mergers;

•	dispose of property

•	pay dividends or repurchase stock;

•	make investments;

•	enter into transactions with affiliates; or

•	enter into or permit to exist certain type of other agreements.
The Credit Agreement also requires compliance with a minimum adjusted current ratio and a $10.0 million minimum unrestricted cash balance, calculated as set forth in the Credit Agreement, and contains customary events of default, including the following:

•	failure to make required payments;

•	material breaches of representations and warranties;

•	failure to comply with certain agreements or covenants;

•	failure to pay, or default under, certain other indebtedness;

•	certain events of bankruptcy and insolvency;

•	failure to pay certain judgments; and

•	a change of control.
We may not prepay the loan during the first year and may only prepay the loan during the second year at a premium. After such time, we may prepay the loan without penalty. If we were unable to repay the loan, we could not terminate the facility and we would be subject to its covenants and conditions. As a result of these covenants we may be restricted in the manner in which we conduct our business.  In addition, we may be unable to engage in favorable business activities or finance future operations or capital needs, including without limitation, funding acquisitions or repurchasing our stock. This indebtedness may also adversely affect our ability to access sources of capital or incur certain liens. Accordingly, these restrictions may limit our ability to successfully operate our business. A failure to comply with these restrictions could lead to an event of default, which could result in an acceleration of the indebtedness and could adversely affect our cash flow, working capital and operating results. If any of our indebtedness is accelerated, we may not have sufficient funds available to repay such indebtedness.
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
We have significant exposure to revenues, expenses and certain asset and liability balances denominated in currencies other than the U.S. Dollar. Changes in the exchange rates of major foreign currencies, particularly the Euro, Japanese Yen and British Pound, relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we have recently started to engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For the three months ended December 26, 2014, our revenue from our EMEA and APJ regions was $16.9 million and $33.7 million, respectively. As of December 26, 2014, the balance in our foreign currency cash accounts was $35.8 million. An increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
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
If we fail to properly manage our relationships with our contract manufacturers or partners, or if one or more of them are not able to meet our manufacturing or capacity requirements, maintain our high standards of quality or experience delays or disruptions in their service delivery, our ability to deliver quality products to our customers on a timely basis may decline, which would damage our relationships with customers, decrease our revenue and negatively impact our growth.
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
The following table summarizes the activity related to stock repurchases during the three months ended December 26, 2014:

Issuers Repurchases of Equity Securities
(in thousands, except per share amounts)
	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs

Sept. 27, 2014 - Oct. 24, 2014	350	$8.92	350	$12,013
Oct. 25, 2014 - Nov. 21, 2014	—	N/A	—	$12,013
Nov. 22, 2014 - Dec. 26, 2014	—	N/A	—	$12,013

Total	350	$8.92	350	$12,013
In January 2013, the Company's board of directors approved a plan for the Company to repurchase shares of its common stock with a market value of up to $15.0 million. In November 2013, the Company announced an increase in the authorized repurchase amount to $30.0 million and in November 2014, the Company announced that it had extended its repurchase program through December 31, 2015. The Company's common stock may be repurchased in the open market or through negotiated transactions, including 10b5-1 trading plans that would enable the Company to repurchase its shares during periods outside of its normal trading windows. Purchases will cease if the authorized funds are spent or the program is discontinued. The Company is not obligated to acquire any particular amount of stock, and the program may be suspended or terminated at any time at the Company's discretion. These repurchases are reflected in our balance sheet as treasury stock and are available for future issuance.
During the three months ended December 26, 2014, the Company repurchased 350,000 shares of its common stock for approximately $3.1 million. Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,566,000 shares of its common stock for approximately $18.0 million. As of December 26, 2014, the Company had a remaining authorization of approximately $12.0 million for future share repurchases; however the new credit agreement signed in January 2015 restricts the  ability of the Company to repurchase stock while borrowings under the agreement remain outstanding. SGI does not anticipate repurchasing stock while such debt is outstanding. See Note 25 Subsequent Events, for more information about the new credit agreement.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

See the Exhibit Index.

 EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
10.1*	2014 Omnibus Incentive Plan	S-8	99.1	000-51333	12/10/2014
10.2*	2005 Employee Stock Purchase Plan, as amended	S-8	99.1	000-51333	12/10/2014
10.3	Credit Agreement, dated as of January 27, 2015, among Silicon Graphics International Corp., as Borrower, certain lenders, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent.	8-K	10.1	000-51333	1/28/2015
31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
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
Dated: January 30, 2015