Form 10-Q
period 2015-03-27
Silicon Graphics International Corp
filed 2015-05-01
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2015
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 29, 2015, there were 34,811,672 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014

Revenue
Product	$82,398	$85,927	$257,688	$272,081
Service	36,106	38,356	110,667	115,781
Total revenue	118,504	124,283	368,355	387,862
Cost of revenue
Product	63,794	70,759	201,428	220,794
Service	21,051	22,454	64,087	64,267
Total cost of revenue	84,845	93,213	265,515	285,061
Gross profit	33,659	31,070	102,840	102,801
Operating expenses:
Research and development	13,016	17,327	40,995	47,063
Sales and marketing	14,248	19,105	46,889	55,516
General and administrative	12,840	16,431	41,399	43,460
Restructuring	—	9	116	646
Total operating expenses	40,104	52,872	129,399	146,685
Loss from operations	(6,445)	(21,802)	(26,559)	(43,884)
Total other income, net:
Interest expense, net	(1,614)	(41)	(1,714)	(94)
Other (expense) income, net	(575)	533	(679)	2,521
Total other (expense) income, net	(2,189)	492	(2,393)	2,427
Loss before income taxes	(8,634)	(21,310)	(28,952)	(41,457)
Income tax provision	128	548	581	908
Net loss	$(8,762)	$(21,858)	$(29,533)	$(42,365)

Basic and diluted net loss per share	$(0.25)	$(0.64)	$(0.86)	$(1.24)

Weighted average shares used in computing basic and diluted net loss per share	34,586	34,325	34,462	34,199

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014

Net loss	$(8,762)	$(21,858)	$(29,533)	$(42,365)
Other comprehensive income (loss):
Unrecognized gain on defined benefit plans, net of zero tax	60	30	194	90
Unrealized gain (loss) on derivatives instruments, net of zero tax	968	(299)	1,713	(1,550)
Unrealized (gain) loss on derivative instruments reclassified into income, net of zero tax	(361)	94	(838)	320
Foreign currency translation adjustment, net of zero tax	(9)	287	(2,006)	(691)
Other comprehensive income (loss)	658	112	(937)	(1,831)
Total comprehensive loss	$(8,104)	$(21,746)	$(30,470)	$(44,196)

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 27, 2015	June 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$79,922	$109,297
Current portion of restricted cash	2,110	2,273
Accounts receivable, net of allowance for doubtful accounts of $213 and $287 as of March 27, 2015 and June 27, 2014, respectively	83,307	72,076
Inventories	100,351	47,354
Current portion of deferred cost of revenue	10,118	12,180
Prepaid expenses and other current assets	16,071	19,802
Total current assets	291,879	262,982
Non-current portion of restricted cash	2,167	2,177
Property and equipment, net	37,711	34,584
Goodwill and intangible assets, net	11,536	13,207
Non-current portion of deferred cost of revenue	7,951	7,592
Other non-current assets	43,897	44,396
Total assets	$395,141	$364,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,652	$53,128
Accrued compensation	17,832	20,049
Short-term debt	4,258	—
Current portion of deferred tax liabilities	15,846	15,846
Current portion of deferred revenue	81,325	78,675
Other current liabilities	28,282	37,814
Total current liabilities	193,195	205,512
Long-term debt	68,250	—
Non-current portion of deferred revenue	45,693	45,422
Long-term income taxes payable	8,949	10,114
Retirement benefit obligations	10,336	12,931
Other non-current liabilities	7,770	8,807
Total liabilities	334,193	282,786
Commitments and contingencies (Note 26)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 37,111 shares and 36,173 shares issued at March 27, 2015 and June 27, 2014, respectively	37	36
Additional paid-in capital	541,012	527,525
Treasury stock, at cost (2,315 shares at March 27, 2015 and 1,844 shares at June 27, 2014)	(22,899)	(18,677)
Accumulated other comprehensive loss	(4,825)	(3,888)
Accumulated deficit	(452,377)	(422,844)
Total stockholders' equity	60,948	82,152
Total liabilities and stockholders' equity	$395,141	$364,938
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 27, 2015	March 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,533)	$(42,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,290	11,081
Share-based compensation	11,566	9,761
Gain on investment	(22)	(1,717)
Assets impairment charges	1,100	890
Other	866	323
Changes in operating assets and liabilities:
Accounts receivable	(14,673)	(44,628)
Inventories	(58,815)	(13,483)
Deferred cost of revenue	562	11,619
Prepaid expenses and other assets	7,648	722
Accounts payable	(7,167)	(1,917)
Deferred revenue	7,132	1,962
Other liabilities	(14,181)	(4,105)
Net cash used in operating activities	(87,227)	(71,857)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,495)	(14,940)
Proceeds on sales of investment	—	1,717
Net cash used in acquisition	—	(9,200)
Other	(804)	(1,970)
Net cash used in investing activities	(5,299)	(24,393)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	70,000	—
Proceeds from draw-down of credit facility	15,000	—
Payments of credit facility	(15,000)	—
Payments for loan origination costs	(3,637)	—
Funding of restricted stock units withheld for taxes	(1,987)	(2,096)
Purchase of treasury stock	(4,222)	(8,044)
Proceeds from issuance of common stock upon exercise of stock options	445	3,791
Proceeds from issuance of common stock under employee stock purchase plan	3,462	4,282
Proceeds from draw-down of Japan line of credit	2,508	—
Net cash provided (used in) financing activities	66,569	(2,067)
Effect of exchange rate changes on cash	(3,418)	(759)
Net decrease in cash	(29,375)	(99,076)
Cash-beginning of period	109,297	175,181
Cash-end of period	$79,922	$76,105
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes refunded	$293	$17
Cash paid for interest	$153	$102
NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$1,262	$633
Inventory transfers to property and equipment	$4,417	$2,072

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
The Company develops, markets and sells a broad line of low cost, mid-range and high-end scale-out and scale-up servers, enterprise-class storage hardware, differentiating software and designed-to-order solutions for large-scale deployments, coupled with global support and highly experienced professional services. SGI solutions are designed to provide greater flexibility and scalability, with lower total cost of ownership.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Revenue and Cost of Revenue for Product and Service. For arrangements which include software licenses and undelivered post contract customer support ("PCS"), where we have not established vendor-specific objective evidence ("VSOE") of fair value of the undelivered element, revenue and related cost of revenue from these arrangements have been deferred and recognized ratably over the PCS period and historically been classified as combined product and service revenue and cost of revenue in the consolidated statements of operations. Revenue and cost of revenue for these types of arrangements are no longer material, as such, amounts are reported as revenue and cost of revenue for product or service. Amounts previously reported as combined product and service revenue and cost of revenue for the three and nine months ended March 28, 2014 have been reclassified to conform to the three and nine months ended March 27, 2015.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the three months ended March 27, 2015 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 27, 2014.
Recently Issued Accounting Standards.
Simplifying the Presentation of Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which provides a more simplified presentation of debt issuance costs than under existing U.S. GAAP. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal year beginning after December 15, 2015, and interim periods within those fiscal years with early application permitted. This guidance will be effective during the Company's third quarter of fiscal 2016. The adoption of this standard will not have a significant effect on the Company's condensed consolidated statements of operations.
Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with early application not permitted. This guidance will be effective for the Company in fiscal 2018. On April 1, 2015, the FASB issued a proposed amendment to the ASU which, if approved, would allow companies to choose to delay the adoption of this standard for one year. The Company is currently evaluating the effects, if any, which the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Unaudited Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations for the Company and FileTek on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2014. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2014. The pro forma financial information for nine months ended March 28, 2014 include the business combination accounting effect on historical FileTek revenue, amortization and development charges from acquired intangible assets and related tax effects.

Nine Months Ended
March 28, 2014
(In thousands, except per share amounts)

Revenue	$389,962
Net loss	$(42,018)
Net loss per share - basic and diluted	$(1.23)

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As a result of a decision made in the fourth quarter of fiscal 2014 to stop further investment in development of these next generation storage products, the Company determined that the intangible assets related to the product development of these next generation products were impaired. The Company recorded an impairment charge of $2.9 million in the fourth quarter of fiscal 2014, impacting cost of revenue. During the second quarter of fiscal 2015, the Company decided to cease selling and supporting these products and determined that the remaining intangible assets related to this acquisition were impaired. The Company recorded an impairment charge of $1.1 million during the nine months ended March 27, 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million.

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

	March 27, 2015
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Investments held by insurance companies	5,624	—	5,624	—	5,624
Derivative assets	7,729	—	7,729	—	7,729
Total assets measured at fair value	$13,483	$130	$13,353	$—	$13,483
Liabilities
Derivative liabilities	$4,960	$—	$4,960	$—	$4,960
Total liabilities measured at fair value	$4,960	$—	$4,960	$—	$4,960

	June 27, 2014
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Investments held by insurance companies	5,624	—	5,624	—	5,624
Derivatives assets	1,092	—	1,092	—	1,092
Total assets measured at fair value	$6,846	$130	$6,716	$—	$6,846
Liabilities
Derivative liabilities	$3,019	$—	$3,019	$—	$3,019
Total liabilities measured at fair value	$3,019	$—	$3,019	$—	$3,019
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during both the three and nine months ended March 27, 2015 and March 28, 2014. The Company’s cash equivalents, consisting of money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
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
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company does not have any assets or liabilities measured at fair value on a non-recurring basis as of March 27, 2015 and June 27, 2014.

7. DERIVATIVES
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of the Company's risk management strategy, the Company uses derivative instruments, primarily forward contracts to hedge economic exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
Beginning in fiscal 2014, the Company implemented a cash flow hedging strategy to protect anticipated non-functional currency revenues and expenses. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-U.S. Dollar ("USD") cash flows. In general, these foreign exchange contracts, carried at fair value, have maturities between one and twelve months. As of March 27, 2015, the Company had 10 open hedges in an aggregate notional amount in USD equivalent to approximately $49.6 million. The Company currently designates hedges for the Euro, British Pound, Czech Koruna, and the Australian Dollar. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. All amounts related to gains / losses on designated hedges, currently in accumulated other comprehensive income ("AOCI") are expected to be reclassified into earnings over the next 12 months.
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
Balance Sheet Hedges
Additionally, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities. As of March 27, 2015, the Company had 19 open non-designated hedges in an aggregate USD-equivalent notional amount totaling approximately $8.9 million.
The before tax effect of derivative instruments for foreign exchange contracts designated as hedging instruments and non-designated hedging instruments in our condensed consolidated statement of operations during the three and nine months ended March 27, 2015 and March 28, 2014 was as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

		Three Months Ended		Nine Months Ended
	Location	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Designated Derivatives
Cash Flow Hedges:
Foreign exchange contracts (Effective portion)	Amount recognized in AOCI	$968	$(299)	$1,713	$(1,550)
Foreign exchange contracts (Effective portion)	Net revenues	599	(342)	1,645	(990)
Foreign exchange contracts (Effective portion)	Operating expenses	(238)	248	(807)	670
Foreign exchange contracts (Effective portion)	Other income (expense), net	(146)	(48)	(142)	40
Total		$1,183	$(441)	$2,409	$(1,830)
Non-designated Derivatives
Foreign exchange contracts	Other income (expense), net	$881	$239	$2,072	$1,079
Total		$881	$239	$2,072	$1,079
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net asset position as of March 27, 2015, was $2.8 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of March 27, 2015.
As of March 27, 2015, the Company has designated derivatives with notional values of approximately $49.6 million and non-designated derivatives with notional values of approximately $8.9 million in Euro, British Pound, Czech Koruna, the Australian Dollar and Japanese Yen.
Derivative instruments are subject to master netting arrangements and are disclosed gross in the statement of financial position. The gross fair values and location of derivative instruments included in the condensed consolidated statement of financial position as of March 27, 2015 and June 27, 2014, were as follows (in thousands):

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of March 27, 2015	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives
Foreign currency forward contracts	$7,729	$—	$—	$(4,960)	$—	$2,769
Total	$7,729	$—	$—	$(4,960)	$—	$2,769

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of March 27, 2015	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives
Foreign currency forward contracts	$(4,960)	$—	$—	$4,960	$—	$—
Total	$(4,960)	$—	$—	$4,960	$—	$—

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of June 27, 2014	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives
Foreign currency forward contracts	$1,092	$—	$—	$(1,092)	$—	$—
Total	$1,092	$—	$—	$(1,092)	$—	$—

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of June 27, 2014	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives
Foreign currency forward contracts	$(3,019)	$—	$—	$1,092	$—	$(1,927)
Total	$(3,019)	$—	$—	$1,092	$—	$(1,927)
The gross fair value and location of derivative instruments held in the condensed consolidated statement of financial position as of March 27, 2015 and June 27, 2014 were as follows (in thousands):

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
Location	March 27, 2015	June 27, 2014	Location	March 27, 2015	June 27, 2014

Designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	$674	$88	Other current liabilities	$—	$209
Non- designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	7,055	1,004	Other current liabilities	4,960	2,810

Total derivatives	$7,729	$1,092		$4,960	$3,019

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table provides the balances and changes in the accumulated other comprehensive loss (income) related to derivative instruments during the nine months ended March 27, 2015 (in thousands):

Amount
AOCI - Beginning balance of losses	$87
Gain recognized in OCI on derivatives (effective portion) before reclassifications	(1,713)
Unrealized gain reclassified to income	838
AOCI - Ending balance of gain	$(788)
See Statement of Comprehensive Loss and Note 6 for more information regarding derivatives.

8. INVENTORIES
Inventories consist of the following (in thousands):

	March 27, 2015	June 27, 2014
Finished goods	$44,433	$13,700
Work in process	35,733	10,795
Raw materials	20,185	22,859
Total inventories	$100,351	$47,354
Finished goods include inventory in transit, at customer sites undergoing installation, or testing prior to customer acceptance; such amounts were approximately $38.1 million at March 27, 2015 and $7.9 million at June 27, 2014.

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	March 27, 2015	June 27, 2014
Value-added tax receivable	$2,321	$9,611
Derivatives	7,729	1,092
Prepaid taxes	269	1,011
Other prepaid and current assets	5,752	8,088
Total prepaid expenses and other current assets	$16,071	$19,802

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

10. GOODWILL AND INTANGIBLE ASSETS, NET
The following table represents the goodwill allocated to the Company's reportable segments as of and during the nine months ended March 27, 2015 (in thousands):

	Product	Service	Total
Goodwill as of June 27, 2014	$7,508	$1,076	$8,584
Goodwill arising from acquisitions	—	—	—
Goodwill as of March 27, 2015	$7,508	$1,076	$8,584

Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	March 27, 2015
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(7,300)	$—
Purchased technology	5	12,200	(11,525)	675
Customer backlog	(a)	10,540	(10,361)	179
Trademark/trade name portfolio	5	3,767	(3,767)	—
Patents and other	2(b)	2,297	(200)	2,097
Total		$36,104	$(33,153)	$2,951

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 27, 2014
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(6,975)	$325
Purchased technology	5	12,200	(10,406)	1,794
Customer backlog	(a)	10,540	(10,215)	325
Trademark/trade name portfolio	5	3,767	(3,685)	82
Patents and other	2(b)	2,297	(200)	2,097
Total		$36,104	$(31,481)	$4,623
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
As a result of a decision made in the second quarter of fiscal 2015 to cease selling and supporting certain storage products, the Company determined that intangible assets related to these products were impaired. The Company recorded an impairment charge of $1.1 million during the nine months ended March 27, 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million. Also see Note 4, Acquisitions.
Intangible assets amortization and impairment expense was $0.1 million and $1.0 million in the three months ended March 27, 2015 and March 28, 2014, respectively. Intangible assets amortization and impairment expense was $1.6 million and $3.0 million in the nine months ended March 27, 2015 and March 28, 2014, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of March 27, 2015, expected amortization expense for intangible assets with a finite life was as follows (in thousands):

Fiscal Year	Amortization Expense
2015 (remaining three months)	$103
2016	392
2017	359
$854

11. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	March 27, 2015	June 27, 2014
Long-term service inventory	$15,753	$15,969
Restricted pension plan assets	6,589	8,242
Deferred tax assets	16,663	16,663
Long-term refundable deposits	1,854	2,895
Other assets	3,038	627
Total other non-current assets	$43,897	$44,396

12. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	March 27, 2015	June 27, 2014
Accrued sales and use tax payable	$5,485	$15,033
Accrued professional services fees	2,657	3,421
Accrued warranty, current portion	3,193	4,216
Accrued restructuring and severance	2,670	2,741
Derivatives	4,960	3,019
Other current liabilities	9,317	9,384
Total other current liabilities	$28,282	$37,814

13. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	March 27, 2015	June 27, 2014
Accrued warranty, non-current portion	$1,163	$1,828
Deferred rent	5,629	6,312
Other non-current liabilities	978	667
Total other non-current liabilities	$7,770	$8,807

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

14. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Balance at beginning of period	$5,133	$6,112	$6,044	$5,622
Current period provision	617	452	2,048	1,563
Warranty expenditures incurred	(1,292)	(1,018)	(3,654)	(2,739)
Changes in accrual for pre-existing warranties	(102)	239	(82)	1,339
Balance at end of period	$4,356	$5,785	$4,356	$5,785

15. RESTRUCTURING AND SEVERANCE ACTIVITY
Fiscal 2012 Restructuring Action
On March 16, 2012, the Company's Board of Directors approved a restructuring action to reduce approximately 25% of the Company's European workforce and close certain legal entities and offices in Europe. The Company implemented restructuring actions to streamline operations and reduce operating expenses. This restructuring action was complete as of December 26, 2014.
There were no restructuring expenses recorded for the three months ended March 27, 2015 and an immaterial amount was recorded for the three months ended March 28, 2014. Total restructuring expenses were $0.1 million and $0.6 million for the nine months ended March 27, 2015 and March 28, 2014, respectively. The restructuring expense is included in operating expenses in the accompanying condensed consolidated statements of operations. As of March 27, 2015, there was no liability balance remaining for this restructuring action.
The total cumulative expense incurred in connection with this restructuring plan was $12.7 million.
Severance Activity
During the three and nine months ended March 27, 2015, the Company incurred approximately $0.7 million and $5.5 million of severance charges, respectively, associated with planned cost reductions primarily in Germany. During the three and nine months ended March 28, 2014, the Company incurred approximately $7.1 million and $9.4 million of severance charges, respectively, associated with planned cost reductions primarily in the U.S. As of March 27, 2015, the remaining liability for these cost reduction programs was approximately $2.7 million.

16. SHORT-TERM DEBT
Short-term debt includes the current portion of the $70.0 million term loan with Company Morgan Stanley Senior Funding, Inc. and Tennenbaum Capital Partners, LLC of $1.8 million dollars and an unsecured unguaranteed line of credit with Mizuho Bank, Ltd. for 300 million yen at TIBOR plus 1% per annum, equivalent to approximately $2.5 million. See Note 17, Term Loan, for more information about the Term Loan.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

17. TERM LOAN
On January 27, 2015, the Company entered into a new credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.4 million of cash, net of borrowing and origination costs of approximately $3.6 million which was used to pay off the prior credit facility and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. As of March 27, 2015, the Company had a $70.0 million outstanding principal balance owed on the Term Loan of which approximately $1.8 million was classified as short-term debt in current liabilities. The Company was in compliance with all covenants under the Term Loan, as of March 27, 2015.
Pursuant to the Term Loan, certain wholly-owned domestic subsidiaries of the Company (the “Guarantors”) have guaranteed the obligations of the Company under the Term Loan. The Term Loan and related loan documents replaced the Company’s prior Credit Agreement dated December 5, 2011, by and among the Company, certain lenders party thereto, and Wells Fargo Capital Finance, LLC, as administrative agent (as amended from time to time, the “Prior Credit Facility”). All commitments under the Prior Credit Facility were terminated and all borrowings thereunder were repaid, effective January 27, 2015. The remaining obligations of Company and guarantor party to the Prior Credit Facility and related loan documents are limited to certain remaining contingent indemnification obligations under such facility. See Note 18, Credit Facility, for more information about the Prior Credit Facility.
The Term Loan and related loan documents contain covenants that limit the ability of the Company and certain of its subsidiaries, among other things, to:

•	issue any preferred stock;

•	incur or guarantee indebtedness;

•	create, incur, assume, or permit liens to exist;

•	consummate asset sales, acquisitions or mergers;

•	dispose of property

•	pay dividends or repurchase stock;

•	make investments;

•	enter into transactions with affiliates; or

•	enter into or permit certain type of agreements to exist.
The Term Loan also requires compliance with a minimum adjusted current ratio and a $10.0 million minimum unrestricted cash balance, calculated as set forth in the Term Loan.
The Term Loan contains customary events of default, including:

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

18. CREDIT FACILITY
On December 5, 2011, the Company entered into a 5-year senior secured credit facility with aggregate principal amount of $25.0 million, as amended. The availability under the credit facility was limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility included a $10.0 million letter of credit subfacility.
The Company paid off the outstanding balance of $15.0 million on the December 2011 credit facility with the net proceeds received from the new Term Loan entered into on January 27, 2015, and terminated the December 2011 agreement. See Note 17, Term Loan, for more information regarding the secured Term Loan.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

19. SHARE-BASED COMPENSATION
During the three and nine months ended March 27, 2015 and March 28, 2014, the Company granted restricted stock units to employees and non-employee directors under its equity incentive plans and issued shares of the Company's common stock to participating employees under its 2005 Employee Stock Purchase Plan; however, there were no stock options granted during the respective periods. Total share-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Cost of revenue	$559	$431	$1,591	$1,332
Research and development	663	532	1,881	1,745
Sales and marketing	717	832	2,282	2,159
General and administrative	1,957	1,473	5,812	4,525
Total share-based compensation expense	$3,896	$3,268	$11,566	$9,761
Determining Fair Value The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
ESPP Plan shares
Risk-free interest rate	0.4%	0.2%	0.2%	0.2%
Volatility	50.0%	53.5%	49.0%	56.9%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	—	—	—	—
Weighted average fair value	$3.46	$4.95	$3.24	$5.62
Stock Option Activity
A summary of stock option activity for the nine months ended March 27, 2015 was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 27, 2014	1,608,436	$10.53
Options granted	—	—
Options exercised	(69,471)	5.80
Options cancelled	(145,498)	13.95
Balance at March 27, 2015	1,393,467	$10.41	5.37	$1,230
Vested and expected to vest at March 27, 2015	1,382,781	$10.42	5.36	$1,214
Exercisable at March 27, 2015	1,245,733	$10.57	5.18	$1,085
The total intrinsic value of options exercised in the nine months ended March 27, 2015 and March 28, 2014 was $0.2 million and $3.8 million, respectively. The total fair value of shares vested during the nine months ended March 27, 2015 and March 28, 2014 was $1.1 million and $2.0 million, respectively.
As of March 27, 2015, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.50 years.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the nine months ended March 27, 2015:

Number of Shares
Balance at June 27, 2014	1,696,823
Awarded	1,264,760
Released	(642,357)
Forfeited	(302,683)
Balance at March 27, 2015	2,016,543
Vested and expected to vest at March 27, 2015	1,577,791
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
 The Company estimated the fair value of its 2014 executive PSUs using a Monte Carlo simulation model with the assumptions discussed above. For purposes of reporting and determining the share-based compensation expense as of March 27, 2015, the company estimated that 257,500 of the 2014 executive PSUs will be awarded.  The Company assesses the achievement of these performance metrics on a quarterly basis.
As of March 27, 2015, there was $8.9 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.40 years.
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

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
RSUs shares withheld for taxes	93,546	61,886	219,747	164,302
RSUs amounts withheld for taxes	$890	$654	$2,086	$2,096

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Employee Stock Purchase Plan
At March 27, 2015, the total unrecognized compensation cost related to options to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $1.5 million. This cost will be amortized on a straight-line basis over approximately 1.9 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the three and nine months ended March 27, 2015 and March 28, 2014.

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Shares issued	247,494	287,370	457,125	540,448
Weighted-average purchase price per share	$7.64	$7.96	$7.58	$7.92

20. STOCK REPURCHASE PROGRAM
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
These repurchases are reflected in our balance sheet as treasury stock and are available for future issuance. The following table shows the total number of shares repurchased during the period (in thousands, except per share amount):

	Treasury Stock
	Number of Shares	Amount	Average Purchase Price Per Share
Balance at June 27, 2014	1,844	$18,677	$10.13
Repurchase of Treasury Stock:
Three months ended September 26, 2014	121	1,101	$9.08
Three months ended December 26, 2014	350	3,121	$8.92
Three months ended March 27, 2015	—	—	N/A
Balance at March 27, 2015	2,315	$22,899	$9.89

Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,566,000 shares of its common stock for approximately $18.0 million. As of March 27, 2015, the Company had a remaining authorization of approximately $12.0 million for future share repurchases; however the new credit agreement signed in January 2015 restricts the ability of the Company to repurchase stock while borrowings under the agreement remain outstanding. SGI does not anticipate repurchasing stock while such debt is outstanding. See Note 17, Term Loan, for more information about the new credit agreement.

21. NET LOSS PER SHARE
Basic net income (loss) per common share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding and dilutive common shares outstanding during the period. For both of the three and nine months ended March 27, 2015 and March 28, 2014, the effect of outstanding options and RSUs were anti-dilutive to loss per share and were therefore excluded from the calculation of diluted loss per share.
The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method, which includes consideration of share-based compensation required by accounting principles generally accepted in the U.S. Since the Company generated a net loss in both the three and nine months ended March 27, 2015 and March 28, 2014, basic and diluted net loss per share are the same for these periods.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended March 27, 2015 and March 28, 2014 (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Numerator:
Net loss	$(8,762)	$(21,858)	$(29,533)	$(42,365)

Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	34,586	34,325	34,462	34,199

Basic and diluted net loss per share	$(0.25)	$(0.64)	$(0.86)	$(1.24)
The following potentially dilutive securities have been excluded from the dilutive net loss per share calculations, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Options, RSUs, and ESPP	4,102	3,558	4,107	3,604

22. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
The net periodic benefit cost of the German and Japan plans were comprised of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net periodic benefit cost
Service cost	$92	$105	$279	$324
Interest expense	97	131	312	335
Expected return on plan assets	(34)	(41)	(107)	(119)
Amortization of actuarial losses	60	31	194	83
Net periodic benefit cost	$215	$226	$678	$623

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

23. INCOME TAXES
The Company recorded tax provision of approximately $0.1 million and $0.6 million for the three and nine months ended March 27, 2015, respectively. The tax expense primarily was comprised of tax liability computed based on the Company’s projected foreign financial results for the year ending June 26, 2015, state taxes, interest for unrecognized tax benefits and U.S. deferred tax liability related to nondeductible goodwill, partially offset by tax benefits from expiring statute of limitations and tax refunds in foreign jurisdictions. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 27, 2015, primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
The Company recorded tax provision of approximately $0.5 million and $0.9 million for the three and nine months ended March 28, 2014, respectively. The tax provision primarily was comprised of tax liability computed based on the Company’s projected full-year foreign taxes, state taxes, tax reserves and related interest, offset by tax benefits from the reversal of previously accrued interest and tax refunds in foreign jurisdictions. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 28, 2014, primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized
As of March 27, 2015, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $6.4 million of gross unrecognized tax benefit as of March 27, 2015, of which $1.8 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of March 27, 2015, the Company also had approximately $7.4 million of interest and penalties attributable to the gross unrecognized tax benefits. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits.

24. SEGMENT INFORMATION
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
A description of the Company's two reportable segments is as follows:
Product—The Product segment is comprised of our Compute and Storage solutions. Compute solutions include our scale-out computing, scale-up computing, software and cloud/web solutions. Compute solutions also include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability. Storage solutions include both hardware and software offerings to address virtually every type of data storage and management requirement. Products range from entry-level disk arrays to complex storage systems, with innovative technology and hardware. Our storage solutions are designed to provide extreme scale, broad flexibility and to minimize the cost to store data.
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
All historical segment numbers for the three and nine months ended March 28, 2014 have been recast to conform to the three and nine months ended March 27, 2015.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally allocated based on the type of products and service provided to our customers. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A portion of the segments' expenses arise from shared services and infrastructure that the Company provides to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development and other corporate infrastructure expenses. The corporate charges that are directly attributable to the segments are allocated and are reassessed on a periodic basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The profitability of each of the segments is measured after excluding share-based compensation expenses, amortization and impairment of intangibles, restructuring charges, manufacturing transition costs, general and administration charges, other unallocated corporate charges and other items as noted in the reconciliation below as management does not include this information in its measurement of the performance of the operating segments.
Segment Results
Summary information by operating segment for the three and nine months ended March 27, 2015 and March 28, 2014 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Total net revenue
Product	$82,398	$85,927	$257,688	$272,081
Service	36,106	38,356	110,667	115,781
Total net revenue	$118,504	$124,283	$368,355	$387,862

Operating profit (loss) from reportable segments
Product	$3,390	$(2,418)	$9,469	$(1,474)
Service	14,293	14,608	43,833	45,026
Total operating profit from reportable segments (1)	$17,683	$12,190	$53,302	$43,552
(1) The profitability of each of the segments is measured after excluding unallocated corporate charges, restructuring and severance, amortization and impairment of intangibles, share-based compensation expenses, manufacturing transition costs, and other items as noted in the reconciliation below.

The following table reconciles segment results to our total company results from operations before taxes:

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
	(in thousands)
Total reportable segments' operating profit	$17,683	$12,190	$53,302	$43,552
All other corporate charges:
Unallocated operating expenses	18,960	19,531	58,796	55,674
Restructuring and severance	708	7,145	5,592	9,210
Amortization and impairment of intangibles	106	1,047	1,631	2,933
Share-based compensation	3,896	3,268	11,566	9,761
Manufacturing transition costs	—	350	—	2,556
Excess and obsolescence inventory charges	—	2,182	—	5,424
Other	458	469	2,276	1,878
Total all other corporate charges	24,128	33,992	79,861	87,436
Loss from operations, as reported	$(6,445)	$(21,802)	$(26,559)	$(43,884)
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
Customer information
A significant portion of the Company's revenue was generated from a limited number of customers. For the three months ended March 27, 2015, various agencies of the United States government, excluding system integrators (collectively, U.S. government), accounted for approximately 15% of the Company's revenue.
For the three months ended March 28, 2014, two customers represented 10 percent or more of the Company's total net revenue. Various agencies of the U.S. government and another customer accounted for approximately 14% and 13% of the Company's revenue, respectively.
For the nine months ended March 27, 2015 and March 28, 2014, various agencies of the U.S. government accounted for approximately 19% and 20% of the Company's revenue, respectively.
At March 27, 2015, one customer accounted for approximately 11% of the Company's accounts receivable. At June 27, 2014, two customers accounted for approximately 27% of the Company's accounts receivable.
Geographic Information
The following table presents revenue by geographic region for the three and nine months ended March 27, 2015 and March 28, 2014 (in thousands except percentages):

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014

Americas	$72,585	$56,554	$227,870	$221,414
As a percent of total net revenue	61.3%	45.5%	61.9%	57.1%
EMEA	13,764	15,221	48,241	65,291
As a percent of total net revenue	11.6%	12.2%	13.1%	16.8%
APJ	32,155	52,508	92,244	101,157
As a percent of total net revenue	27.1%	42.3%	25.0%	26.1%
Total revenue	$118,504	$124,283	$368,355	$387,862
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.
International sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were approximately $24.0 million or 20% and $64.8 million or 18% for the three and nine months ended March 27, 2015, respectively. International sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were $45.6 million or 37% and $80.6 million or 21% for the three and nine months ended March 28, 2014, respectively. No other individual foreign country's revenue accounted for 10% or more of revenues in the three and nine months ended March 27, 2015 and March 28, 2014.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

25. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at March 27, 2015 was $4.4 million for which the Company has $4.3 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the accompanying unaudited condensed consolidated balance sheets.

26. COMMITMENTS AND CONTINGENCIES
Letter of Credit
As of March 27, 2015, the Company has a $2.0 million outstanding letter of credit with Wells Fargo bank to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 27, 2015. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of March 27, 2015.
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
Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, changes in the anticipated amounts and timing of restructuring charges to be incurred and cost savings expected to be realized from our restructuring actions in Europe, our ability to successfully execute our strategies, the risks discussed in this Part I, Item 2 -"Management's Discussion and Analysis of Financial Condition and Results of Operations,” the risk factors set forth in Part II, Item 1A- "Risk Factors” and elsewhere in this Form 10-Q, the risk factors set forth in our Annual Report on Form 10-K for the year ended June 27, 2014 filed with the Securities and Exchange Commission (the “SEC”) on September 8, 2014 (our “Annual Report”), the risk factors set forth in our Quarterly Reports on Form 10-Q filed with the SEC and the risks detailed from time to time in our future reports filed with the SEC. The information included herein is as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ materially from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on these forward-looking statements. Unless required by law, we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to SGI or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and other documents we file from time to time with the SEC to advise interested parties of the risks and factors that may affect our business.
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
Our revenue mix by geography shows that we continue to have strong international presence with 44.2% and 41.0% of total revenue from sales outside of the U.S. in the three and nine months ended March 27, 2015, respectively. Total revenue from sales outside of the U.S. in the three and nine months ended March 28, 2014 were 57.5% and 45.8% of total revenue, respectively. In addition, our customer base continues to expand in various sectors, including the public and manufacturing sectors.
Significant Events
Our financial results during both of the three and nine months ended March 27, 2015 and March 28, 2014 were affected by certain significant events that should be considered in comparing the periods presented.
Term Loan
On January 27, 2015, the Company entered into a new credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.4 million of cash, net of borrowing and origination costs of approximately $3.6 million which was used to pay off the prior credit facility, as mentioned above, and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. As of March 27, 2015, the Company had a $70.0 million outstanding principal balance owed on the Term Loan of which approximately $1.8 million was recorded in current liabilities.
Acquisition of FileTek, Inc.
On September 30, 2013, we acquired certain assets of FileTek, Inc., a global provider of High Performance Data Analytics ("HPDA") storage virtualization, large-scale data management, and active archive solutions. The total purchase price was approximately $9.2 million in cash. This acquisition expanded our storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, we acquired FileTek's StorHouse and Trusted Edge software, worldwide customers, engineering team and services and support resources.
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

Results of Operations
Summarized below are the results of our operations for the three and nine months ended March 27, 2015 as compared to the three and nine months ended March 28, 2014.
Financial Highlights

•
Our total revenue for the three months ended March 27, 2015 was $118.5 million, a decrease of $5.8 million or 4.6%, from the comparable period in fiscal 2014. The decrease was due primarily to a decrease in revenue generated in Japan, partially offset by higher U.S. government and system integrators sales reflecting a rebound compared to the low levels that we experienced after the government shutdown in the fall of 2013.

•
Revenue decreased $19.5 million or 5.0% in the nine months ended March 27, 2015 from $387.9 million in the nine months ended March 28, 2014. The decrease was due primarily to lower sales for our legacy cloud products. This is consistent with our strategic decision to withdraw from low margin commodity service infrastructure and to focus our investments in strategic areas of, HPC, HPDA, storage and services. This decrease was partially offset by higher U.S. government and system integrators sales compared to the low levels that we experienced after the government shutdown in the fall of 2013. Since the beginning of fiscal 2015, we experienced an overall upward trend in revenue generated from the U.S. government and system integrators.

•
Our overall gross margin was 28.4% in the three months ended March 27, 2015, an increase of 3.4 percentage points from 25.0% in the three months ended March 28, 2014. The favorable change in our overall gross margin percentage in the three months ended March 27, 2015 was primarily driven by the lower excess and obsolete charges recognized during the three months ended March 27, 2015 compared to the same period last year, as well as decreases in compensation and related expenses due to reductions in headcount.

•
Our overall gross margin was 27.9% in the nine months ended March 27, 2015, an increase of 1.4 percentage points from 26.5% in the nine months ended March 28, 2014. The favorable change in the overall gross margin percentage in the nine months ended March 27, 2015 was primarily driven by lower compensation expense resulting from reductions in headcount, lower costs related to our previous plans to transition contract manufacturing to Jabil, as well as lower excess and obsolete inventory charges incurred during the the nine months ended March 27, 2015. During the nine months ended March 28, 2014, we took excess and obsolete inventory charges related to our withdrawal from the legacy cloud business and another product line and a $0.7 million accrual for compensation costs associated with the transfer of employees as part of the agreement with Jabil as discussed above. These decreases were partially offset by a less profitable mix compared to nine months ended March 28, 2014 as well as an impairment charge of $0.8 million recorded during the nine months ended March 27, 2015 related to our recent decision to discontinue selling and supporting certain storage products.

•
Our research and development, selling and general and administrative expenses were $40.1 million in the three months ended March 27, 2015 compared to $52.9 million in the prior year comparable quarter, a decrease of approximately $12.8 million. The decrease was attributed to the decline in compensation and related expenses due to reductions in headcount, lower severance, along with lower spending due to tight expense controls. These decreases were partially offset by higher share-based compensation expenses.

•
Our research and development, selling and general and administrative expenses were $129.3 million in the nine months ended March 27, 2015 compared to $146.0 million in the prior year comparable period, a decrease of approximately $16.8 million. The decrease was attributed to the decline in compensation and related expenses due to reductions in headcount, lower severance as well as lower spending due to tight controls. These decreases were partially offset by higher share-based compensation expenses.

•
On September 30, 2013 we acquired certain assets of FileTek for approximately $9.2 million in cash, expanding the Company's storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, we acquired FileTek's StorHouse and Trusted Edge software, worldwide customers, engineering team and services and support resources. As described above, during the nine months ended March 27, 2015, we made a decision to discontinue selling and supporting these products and determined that the remaining intangible assets related to this acquisition were impaired. We recorded an impairment charge of $1.1 million during the nine months ended March 27, 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million.

•
Total headcount as of March 27, 2015 was 1,104, which reflected a net reduction of 135 employees or approximately 11%, from 1,239 as of March 28, 2014 primarily due to restructuring and cost reduction actions occurring over the last fiscal year.

•
There were no restructuring expenses recorded during the three months ended March 27, 2015. We recorded restructuring expense of $0.1 million in the nine months ended March 27, 2015. Restructuring expenses were immaterial during the three months ended March 28, 2014 and $0.6 million during the nine months ended March 28, 2014.

•
During the three and nine months ended March 27, 2015, we incurred approximately $0.7 million and $5.5 million of severance charges, respectively, associated with planned cost reductions primarily in Germany. During the three and nine months ended March 28, 2014, we incurred approximately $7.1 million and $9.4 million of severance charges, respectively, associated with planned cost reductions primarily in the U.S.

•	We recognized approximately $1.7 million in other income associated with a sale of an investment in the nine months ended March 28, 2014.

•
We recognized a net loss of $8.8 million for the three months ended March 27, 2015 compared to a net loss of $21.9 million in the comparable quarter last year. The decrease in net loss for the three month ended March 27, 2015 compared to the comparable period last year was primarily driven by reductions in operating expenses associated with the reductions in headcount as part of our cost reduction programs, as well as lower severance. This was partially offset by higher interest expense primarily due to the new Term Loan obtained during the quarter.

•
Net loss for the nine months ended March 27, 2015 was $29.5 million compared to net loss of $42.4 million in the nine months ended March 28, 2014. The decrease in net loss for the nine months ended March 27, 2015 compared to the comparable period last year was primarily driven by reductions in operating expenses associated with the lower headcount as part of our cost reduction programs, as well as lower severance and excess and obsolete charges. This was partially offset by the intangible impairment charge of $1.1 million taken during the nine months ended March 27, 2015, higher interest expense primarily due to the new Term Loan, as well as a reduction in other income of $1.7 million associated with the sale of an investment that occurred during the nine months ended March 28, 2014 discussed above.

•
We are continuing to streamline our operations and maintain tight controls over spending in order to help achieve our long-term operating targets and goals, as well as to enable increased new investment in new products and emerging technologies.

Net Revenue

	Three Months Ended		2015 over 2014 Change	Nine Months Ended		2015 over 2014 Change
	March 27, 2015	March 28, 2014		March 27, 2015	March 28, 2014
	($ in thousands)			($ in millions)

Net revenue from products:	82,398	85,927	(3,529)	257,688	272,081	(14,393)
As a percent of total net revenue	69.5%	69.1%	0.4 ppts	70.0%	70.1%	(0.1) ppts
Net revenue from services	36,106	38,356	(2,250)	110,667	115,781	(5,114)
As a percent of total net revenue	30.5%	30.9%	(0.4) ppts	30.0%	29.9%	0.1 ppts
Total net revenue	$118,504	$124,283	$(5,779)	$368,355	$387,862	$(19,507)
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
We continuously make revisions to our product offerings and improvements of our product's performance and data storage capacity. Accordingly, we are unable to directly compare our products from period to period and are therefore unable to quantify the changes in pricing of our products from period to period. We believe that our on-going revisions to product offerings and product feature improvements help mitigate competitive pricing pressures by shifting the competitive landscape to differentiated value rather than price. Among other things, the timing of our revenue is primarily dependent upon the funding and implementation schedule of our customers. A significant portion of our revenue relates to large IT projects, which can have long sales cycles and long build-out and acceptance schedules.
The following table presents revenue by geographic region for the three and nine months ended March 27, 2015 and March 28, 2014 (in thousands except percentages):

	Three Months Ended		2015 over 2014 Change	Nine Months Ended		2015 over 2014 Change
	March 27, 2015	March 28, 2014		March 27, 2015	March 28, 2014

Americas	$72,585	$56,554	$16,031	$227,870	$221,414	$6,456
As a percent of total net revenue	61.3%	45.5%	15.8 ppts	61.9%	57.1%	4.8 ppts
EMEA	13,764	15,221	(1,457)	48,241	65,291	(17,050)
As a percent of total net revenue	11.6%	12.2%	(0.6) ppts	13.1%	16.8%	(3.7) ppts
APJ	32,155	52,508	(20,353)	92,244	101,157	(8,913)
As a percent of total net revenue	27.1%	42.3%	(15.2) ppts	25.0%	26.1%	(1.1) ppts
Total revenue	$118,504	$124,283	$(5,779)	$368,355	$387,862	$(19,507)
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries, as well as the Middle East and Africa. The Asia-Pacific geographic region ("APJ") includes Australia, New Zealand, Japan and all other Asian countries.
Revenue generated in the Americas represented 61.3% of total revenue during the third quarter of fiscal 2015, or an increase of 15.8 percentage points from 45.5% during the comparable quarter last year. The overall decrease in total revenue was due primarily to lower sales generated in Japan as a result of a few large customer orders that occurred in the third quarter of fiscal 2014 with no similar volume during the third quarter of fiscal 2015 and lower sales for our legacy cloud products. This was partially offset by higher revenue from U.S. government and system integrator sales reflecting an upward trend from the significant reduction in federal spending after last fall's government shutdown.

Revenue generated in the Americas represented 61.9% of total revenue during the nine months ended March 27, 2015, or an increase of 4.8 percentage points from 57.1% during the comparable period last year. The overall decrease in revenue was due primarily to lower sales for our legacy cloud products. This was offset by higher revenue from U.S. government and system integrator sales reflecting an upward trend from the significant reduction in federal spending after last fall's government shutdown.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine months ended March 27, 2015 and March 28, 2014 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%

Total cost of revenue	$84,845	$93,213	$(8,368)	(9.0)%	$265,515	$285,061	$(19,546)	(6.9)%

Total gross profit	$33,659	$31,070	$2,589	8.3%	$102,840	$102,801	$39	—%

Total gross margin	28.4%	25.0%		3.4 ppts	27.9%	26.5%		1.4 ppts
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
Overall gross profit increased by $2.6 million to $33.7 million in the three months ended March 27, 2015 from $31.1 million in the three months ended March 28, 2014. Although we recognized lower revenue of $8.4 million compared to the prior comparable period, we benefited from lower excess and obsolete charges as well as lower compensation and related expenses due to the reductions in headcount and an overall reduction in spending due to tight spending controls. Our overall gross margin also increased to 28.4% in the three months ended March 27, 2015 from 25.0% in the three months ended March 28, 2014. The increase in gross margin for the three months ended March 27, 2015 was primarily driven by lower excess and obsolete charges as well as lower compensation and related expenses as discussed above.
Overall gross profit in the nine months ended March 27, 2015 was flat compared to the nine months ended March 28, 2014, although we recognized $19.5 million due to a decrease in revenue volume primarily related to lower sales for our legacy cloud products and U.S. government-related business as well as lower service revenue. This was partially offset by lower compensation and related expenses due to the reductions in headcount. However, our overall gross margin increased to 27.9% in the nine months ended March 27, 2015 from 26.5% in the nine months ended March 28, 2014 primarily driven by lower compensation and related expenses due to the reductions in headcount, lower charges associated with our previous plans to transition contract manufacturing and lower excess and obsolete charges. During the nine months ended March 28, 2014, we took an excess and obsolete charge as result of our strategic withdrawal from the legacy cloud business.

Operating Expenses
Operating expenses for the three and nine months ended March 27, 2015 and March 28, 2014 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%

Research and development	$13,016	$17,327	$(4,311)	(24.9)%	$40,995	$47,063	$(6,068)	(12.9)%
Sales and marketing	14,248	19,105	(4,857)	(25.4)%	46,889	55,516	(8,627)	(15.5)%
General and administrative	12,840	16,431	(3,591)	(21.9)%	41,399	43,460	(2,061)	(4.7)%
Restructuring	—	9	(9)	(100.0)%	116	646	(530)	(82.0)%
Total operating expense	$40,104	$52,872	$(12,768)	(24.1)%	$129,399	$146,685	$(17,286)	(11.8)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense decreased $4.3 million, or 24.9%, to $13.0 million in the three months ended March 27, 2015 from $17.3 million in the three months ended March 28, 2014. We benefited from lower compensation and related expenses of $2.3 million as a result of the reductions in headcount, lower severance costs of $2.0 million as well as tight expense controls.
Research and development expense decreased $6.1 million, or 12.9%, to $41.0 million during the nine months ended March 27, 2015 from $47.1 million the nine months ended March 28, 2014. We experienced lower compensation and related expenses of $7.8 million as a result of reduction in headcount and lower facilities and depreciation costs as well as lower severance costs of $1.5 million compared to the same period last year. This was partially offset by an increase in equipment, material and third party costs of $2.9 million incurred to support new product introductions and development activities.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense decreased $4.9 million, or 25.4%, to $14.2 million in the three months ended March 27, 2015 from $19.1 million in the three months ended March 28, 2014. This decrease was primarily due to lower compensation and related expenses of $2.7 million as a result of decreased headcount and lower severance of $1.2 million. We also benefited from lower amortization of intangibles as amounts become fully amortized as well as lower travel and entertainment costs.
Sales and marketing expense decreased $8.6 million, or 15.5%, to $46.9 million in the nine months ended March 27, 2015 from $55.5 million in the nine months ended March 28, 2014. This decrease was primarily due to a decrease in our compensation and related expenses of $5.2 million as a result of decreased headcount, as well as lower commissions expense reflecting a change in the sales commission targets compared to last year. We also benefited from lower spending for travel and conferences and lower amortization of intangibles as amounts become fully amortized. This decrease was slightly offset by higher severance costs of $0.9 million compared to the same period last year. In addition, during the nine months ended March 27, 2015, as a result of a decision made to discontinue selling and supporting certain storage products, we recorded an impairment charge impacting sales expense by $0.3 million.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, bad debt expense, share-based compensation, and facilities and information technology costs.

General and administrative expense decreased $3.6 million, or 21.9%, to $12.8 million in the three months ended March 27, 2015 from $16.4 million in the three months ended March 28, 2014. This decrease was primarily due to a decrease in our compensation and related expenses of $1.1 million as a result of decreased headcount, decreased severance of $2.3 million as well as lower third party and facility costs. This was partially offset by higher share-based compensation expense related to new grant awards.
General and administrative expense decreased $2.1 million, or 4.7%, to $41.4 million in the nine months ended March 27, 2015 from $43.5 million in the nine months ended March 28, 2014. This decrease was primarily due to a decrease in our compensation and related expenses of $2.1 million as a result of decreased headcount, decreased severance of $2.2 million as well as lower third party and facility costs. This was partially offset by higher share-based compensation expense due to new grant awards and an increase in property taxes, as we received a $0.6 million property tax refund during the nine months ended March 28, 2014. We also incurred lower costs and charges associated with our previous plans to transition contract manufacturing transition to Jabil.
Restructuring. Total restructuring expense related to our fiscal 2012 restructuring action was $0.0 million and $0.1 million for the three and nine months ended March 27, 2015, respectively and $0.0 million and $0.6 million for the three and nine months ended March 28, 2014, respectively. As a result of the restructuring actions taken in Europe, we have incurred approximately $12.7 million of cumulative expense through March 27, 2015 (including fiscal years 2012, 2013 and 2014). This restructuring action is complete.
Total other income, net
Total other income, net for the three and nine months ended March 27, 2015 and March 28, 2014 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%

Interest expense, net	$(1,614)	$(41)	$(1,573)	(3,836.6)%	$(1,714)	$(94)	$(1,620)	(1,723.4)%
Other (expense) income, net	(575)	533	(1,108)	(207.9)%	(679)	2,521	(3,200)	(126.9)%
Total other (expense) income, net	$(2,189)	$492	$(2,681)	(544.9)%	$(2,393)	$2,427	$(4,820)	(198.6)%
Interest expense, net. Interest expense, net primarily consists of interest expense relating to our Term Loan and to certain tax payments, as well as interest earned on our interest-bearing investment accounts.
Other income, net. Other income, net during the three and nine months ended March 27, 2015 consisted of foreign exchange gains (losses) as a result of the exchange rates primarily for the Euro, British Pound, Czech Koruna, Japanese Yen and Canadian dollar against the U.S. Dollar. We have a hedging strategy that is intended to mitigate the effect of exchange rate fluctuations on certain foreign currency balance sheet accounts and cash flows. In addition, during the nine months ended March 28, 2014, we also recorded $1.7 million of other income associated with a sale of an investment.
Income tax provision
Income tax provision for the three and nine months ended March 27, 2015 and March 28, 2014 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%

Income tax provision	$128	$548	$(420)	(76.6)%	$581	$908	$(327)	(36.0)%
We recorded a tax provision of $0.1 million and $0.6 million for the three and nine months ended March 27, 2015, respectively. The tax expense primarily was comprised of tax liability computed based on the Company’s projected foreign financial results for the year ending June 26, 2015, state taxes, interest for unrecognized tax benefits and U.S. deferred tax liability related to nondeductible goodwill, partially offset by tax benefits from expiring statute of limitations and tax refunds in foreign jurisdictions. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 27, 2015 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.

We recorded a tax provision of approximately $0.5 million and $0.9 million for the three and nine months ended March 28, 2014, respectively. The tax provision primarily was comprised of tax liability computed based on the Company’s projected full-year foreign taxes, state taxes, and tax reserves and related interest, offset by tax benefits from the reversal of previously accrued interest and tax refunds in foreign jurisdictions. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 28, 2014 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
As of March 27, 2015, we have provided a partial valuation allowance against our net deferred tax assets. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
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
All historical segment numbers for the three and nine months ended March 28, 2014 have been recast to conform to the three and nine months ended March 27, 2015.

Product:
Our product segment include our scale-out computing, scale-up computing, software and cloud/web solutions. Compute solutions include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our Compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability. Our Storage solutions include both hardware and software offerings to address virtually every type of data storage and management requirement. Products range from entry-level disk arrays to complex storage systems, with innovative technology and hardware. Our Storage solutions are designed to provide extreme scale, broad flexibility, and to minimize the cost to store data.
Operating results for our product segment for the three and nine months ended March 27, 2015 and March 28, 2014 were as follows (in thousands except percentage):

	Three Months Ended		Change		Nine Months Ended		Change
	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%

Net revenue	$82,398	$85,927	$(3,529)	(4.1)%	$257,688	$272,081	$(14,393)	(5.3)%

Operating profit (loss)	$3,390	$(2,418)	$5,808	240.2%	$9,469	$(1,474)	$10,943	742.4%

Operating margin	4.1%	(2.8)%		6.9 ppts	3.7%	(0.5)%		4.2 ppts
Revenue for our product segment decreased $3.5 million, or 4.1%, to $82.4 million in the three months ended March 27, 2015 from $85.9 million during the three months ended March 28, 2014. The decrease in revenue was due primarily to lower sales generated in Japan as a result of a few large customer orders that occurred in the third quarter of fiscal 2014 with no similar volume during the third quarter of fiscal 2015 and lower sales for our legacy cloud products. This was offset by higher revenue generated from U.S. government and system integrator sales reflecting an upward trend from the significant reduction in federal spending after last fall's government shutdown.
For the nine months ended March 27, 2015, revenue for our product segment decreased $14.4 million, or 5.3%, to $257.7 million from $272.1 million during the nine months ended March 28, 2014. The decrease in revenue in the comparable nine month period was due primarily to lower sales for our legacy cloud products, partially offset by higher revenue from U.S. government sales. We are seeing an upward trend in revenue generated from the U.S. government compared to the low levels that we experienced after the government shutdown in the fall of 2013.
Overall operating profit for our product segment increased by $5.8 million to an operating profit of $3.4 million in the three months ended March 27, 2015 from $2.4 million operating loss in the three months ended March 28, 2014. The increase in operating profit for the three months ended March 27, 2015 compared to the comparable period last year was mainly due to the lower operating expenses due to reductions in headcount resulting in lower compensation and related expenses as discussed above as well as tight spending controls.
Overall operating profit for our product segment increased by $10.9 million to an operating profit of $9.5 million in the nine months ended March 27, 2015 from $1.5 million operating loss in the nine months ended March 28, 2014. The increase in operating profit for the nine months ended March 27, 2015 compared to the comparable period last year was mainly driven by more favorable product mix as we withdrew from low margin commodity server infrastructure and focused on strategic areas of HPC, HPDA, storage and service. In addition, we benefited from lower operating expenses due to reductions in headcount resulting in lower compensation and related expenses as discussed above, lower commissions as well as tight spending controls.
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

Operating results for our Service segment for the three and nine months ended March 27, 2015 and March 28, 2014 were as follows (in thousands except percentage):

	Three Months Ended		Change		Nine Months Ended		Change
	March 27, 2015	March 28, 2014	$	%	March 27, 2015	March 28, 2014	$	%

Net revenue	$36,106	$38,356	$(2,250)	(5.9)%	$110,667	$115,781	$(5,114)	(4.4)%

Operating profit	$14,293	$14,608	(315)	(2.2)%	$43,833	$45,026	$(1,193)	(2.6)%

Operating margin	39.6%	38.1%		1.5 ppts	39.6%	38.9%		0.7 ppts
Our service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Revenue for our Service segment decreased $2.3 million or 5.9%, to $36.1 million in the three months ended March 27, 2015 from $38.4 million in the three months ended March 28, 2014. Revenue for our Service segment decreased $5.1 million or 4.4%, to $110.7 million in the nine months ended March 27, 2015 from $115.8 million in the nine months ended March 28, 2014. The decreases for both the three and nine month periods ending March 27, 2015 were primarily due to timing of professional services provided as well as fewer customer service maintenance contracts and renewals.
Overall operating profit decreased by $0.3 million for our Service segment during the three months ended March 27, 2015 compared to the three months ended March 28, 2014 and decreased by $1.2 million during the nine months ended March 27, 2015 compared to the nine months ended March 28, 2014. We generated slightly higher gross margins as we benefited from the reductions in headcount discussed above resulting in lower compensation and related expenses as well as tight expense controls.

Liquidity and Capital Resources
We had $79.9 million of unrestricted cash and cash equivalents at March 27, 2015 and $109.3 million at June 27, 2014. As of March 27, 2015, $38.8 million of cash was held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity, maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence to our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At March 27, 2015 and June 27, 2014, we had restricted cash of $4.3 million and $4.5 million, respectively, pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and to certain vendors to support payments in advance of delivery of goods and services.
As described further below under the section entitled "Contractual Obligations and Other Commitments," in December 2011, we entered into a five-year senior secured credit facility with an aggregate principal amount of $25.0 million, as amended. The credit facility was to be used primarily to fund working capital requirements, capital expenditures and operations to the extent that cash provided by operating activities was not sufficient to fund our cash needs. In the second quarter of fiscal 2015, we drew down $15.0 million from the credit facility. On January 27, 2015, the Company entered into a new credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million for a term of three and a half years bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.4 million of cash, net of borrowing and origination costs of approximately $3.6 million which was used to pay off the prior credit facility, as mentioned above, and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. All commitments under the December 2011 credit facility were terminated and the remaining outstanding balance of $15.0 million was repaid. As of March 27, 2015, the Company had an outstanding principal balance $70.0 million on the Term Loan of which approximately $1.8 million was recorded as short-term debt in current liabilities.
We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing and collection from the customer. We believe our current cash and cash equivalents will be sufficient to fund working capital requirements, anticipated capital expenditures and other operations for the next twelve months. We do not anticipate paying dividends or repurchasing stock while the Term Loan is outstanding. See Note 17, Term Loan, for more information on the new Term Loan agreement.
The adequacy of these resources to meet our liquidity needs beyond the next twelve months will depend on our success in receiving advance and milestone payments, our ability to continue winning larger program awards, our operating results and capital expenditures required to meet our business needs. We have experienced an increase in the number of large programs that have been awarded to us and are continuing to focus on winning large programs to help drive our revenue growth. With many of these large programs, we may experience a one to two quarter lag between our payments to vendors for equipment and materials and the accompanying installation, acceptance, billing and collection from the customer. If we fail to generate cash from our operations on a timely basis or do not generate cash from our operations sufficient to service our outstanding debt obligations, we may not have the cash resources required to run our business and we may need to seek additional sources of funds.
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

The following is a summary of cash activity (in thousands):

	Nine Months Ended
	March 27, 2015	March 28, 2014
Consolidated statements of cash flows data:
Net cash used in operating activities	$(87,227)	$(71,857)
Net cash used in investing activities	(5,299)	(24,393)
Net cash provided (used in) financing activities	66,569	(2,067)
Effect of exchange rate changes on cash and cash equivalents	(3,418)	(759)
Net decrease in cash	$(29,375)	$(99,076)

Operating Activities
Cash used in operating activities was $87.2 million for the nine months ended March 27, 2015. Our net loss was $29.5 million for the nine months ended March 27, 2015. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $8.3 million, share-based compensation expense of $11.6 million, asset impairment charges of $1.1 million, and $0.8 million of other items. Net change in operating assets and liabilities of $79.5 million contributed to the decrease in cash from operating activities. The primary uses of cash in operating activities were for increases in inventory and accounts receivable, and decreases in accounts payable and other operating liabilities. The increase in inventory reflects the timing of purchases to meet demands of large sales contracts that we anticipate shipping over the next few quarters. The primary sources of cash in operating activities were decreases in prepaid and other assets and deferred cost of revenue, and increases in deferred revenue.
For the nine months ended March 27, 2015, inventory increased $58.8 million reflecting the timing of customer shipments and acceptance of sales contracts, and accounts payables decreased $7.2 million primarily due to the timing of payments to our supplier. The increase in accounts receivable of $14.7 million reflecting the timing of revenue recognition and collections of the trade receivables. Additionally, other liabilities decreased by $14.2 million primarily due to the timing of payments to our suppliers.
For the nine months ended March 27, 2015, prepaid expenses and other assets decreased by $7.6 million and deferred cost decreased by $0.6 million. Deferred revenue increased by $7.1 million primarily due to the timing of revenue recognition on sales transactions that were required to be recognized in accordance with our revenue recognition policy.
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
Investing Activities
Cash used in investing activities was $5.3 million in the nine months ended March 27, 2015, primarily due to purchases of property and equipment of $4.5 million and other investment activities of 0.8 million.
Cash used in investing activities was $24.4 million in the nine months ended March 28, 2014, primarily due to purchases of property and equipment of $14.9 million, cash used to acquire FileTek of $9.2 million and an increase in restricted cash and other investment activities of $2.0 million. This was offset by cash proceeds of $1.7 million for the sale of an investment.

Financing Activities
Cash provided by financing activities was $66.6 million for the nine months ended March 27, 2015, primarily due to proceeds from our new Term Loan of $70.0 million, proceeds from our line credit facility of $15.0 million, proceeds from the Japan line of credit of $2.5 million, issuance of stock under our employee stock purchase plan and stock option exercises of $3.9 million. This was offset by the repurchase of shares of our common stock of $4.2 million and the funding of restricted stock units withheld for taxes of $2.0 million. During the nine months ended March 27, 2015, we terminated and paid off the $15.0 million outstanding balance on our credit facility with the proceeds from our Term Loan and also paid borrowing and origination costs of $3.6 million as described above.
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
As of March 27, 2015, we had total outstanding commitments on non-cancelable operating leases of our real properties of $32.1 million, of which $24.1 million related to our domestic leases. These domestic leases include our headquarters in Milpitas, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal 2024. The remainder of our domestic leases will expire in fiscal 2015 through 2023. As of March 27, 2015, we had total outstanding commitments of $8.0 million in non-cancelable international real property operating leases. The total outstanding commitments included $5.7 million relating to our leased facilities in Japan. Our major facility leases in our international locations are generally for terms of two to four years and generally do not provide renewal options.
As of March 27, 2015, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $1.3 million at March 27, 2015.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory. As of March 27, 2015, there were remaining commitments of approximately $27.3 million, of which $18.8 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Term Loan—On January 27, 2015, we entered into a new three and a half year credit agreement with an aggregate principal amount of $70.0 million. See Note 17, Term Loan, for more information regarding the secured Term Loan.
Credit Facility—On December 5, 2011, we entered into a five-year senior secured credit facility with an aggregate principal amount of $25.0 million, as amended. The availability under the credit facility was limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility included a $10.0 million letter of credit subfacility.
The Company paid off the outstanding balance of $15.0 million for the December 2011 credit facility with the net proceeds received from the new Term Loan entered into in January 2015, and terminated the December 2011 agreement. See Note 17, Term Loan, for more information regarding the secured Term Loan. See also Note 18, Credit Facility, for further information on the credit facility.
Japan Line of Credit—On February 18, 2015, we entered into an unsecured unguaranteed line of credit with Mizuho Bank, Ltd. for 300 million yen at TIBOR plus 1% per annum, equivalent to approximately $2.5 million.

Uncertain Tax Positions—As of March 27, 2015, the net recorded tax liability for uncertain tax positions was $13.9 million, including interest and penalties. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.
Guarantees and Indemnifications—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at March 27, 2015 was $4.4 million, for which we have $4.3 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 27, 2015. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of March 27, 2015.
Off-Balance Sheet Arrangements— As of March 27, 2015, we have a $2.0 million outstanding letter of credit from Wells Fargo bank to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement for the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of March 27, 2015.
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
Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Share-based compensation;

•	Restructuring reserve;

•	Inventory valuation;

•	Impairment of goodwill and intangibles and long-lived assets;

•	Retirement benefit obligations; and

•	Accounting for income taxes.
There have been no significant changes in the Company's significant accounting policies for the nine months ended March 27, 2015 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report except as noted below.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio and our credit facility. As of March 27, 2015, our cash and cash equivalents of $79.9 million consisted primarily of cash and money market funds. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
Given the short term nature of our cash and cash equivalents, the risk of loss in fair value resulting from interest rate changes is minimal. At March 27, 2015, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under our Term Loan is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows may be materially affected. As of March 27, 2015, we had $70.0 million outstanding liability balance under our Term Loan. A 1% increase or decrease in the interest rate, with all other variables held constant, would have impacted our interest expense by approximately $0.7 million per year.
Foreign Exchange Risk
As of March 27, 2015, foreign currency cash accounts totaled $36.4 million, primarily in Euros, Australian Dollar, British Pound and Japanese Yen.
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
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $3.6 million change in the value of our foreign currency cash accounts as of March 27, 2015.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of March 27, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended March 27, 2015, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For the three months ended March 27, 2015, our top five customers worldwide accounted for approximately 36% of our total revenues, with various agencies of the U.S. government, excluding system integrators, accounting for approximately 15% of total revenue.
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
We generally derive a significant portion of our revenue directly from U.S. government entities, from education and research institutions funded by the U.S. government, and from system integrators that sell to the U.S. government through our subsidiary, Silicon Graphics Federal, LLC. For the three months ended March 27, 2015, such sales represented approximately 48% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.

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
Our quarterly and annual periodic operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. We expect that our revenue, gross margin and earnings per share will fluctuate on a periodic basis in future periods. Factors that may affect our periodic operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	increased competition causing us to sell our products or services at low margins;

•	location and timing requirements for the delivery of our products and services;

•	lengthy acceptance cycles of our products by certain customers;

•	development or product delivery delays, delays in obtaining necessary components from our suppliers, or delays resulting from contractual provisions or other reasons;

•	customer delays in the acceptance of our product once delivered

•	addition of new customers or loss of existing customers;

•	gross margin pressures from the sales of products and services due to discounted pricing, especially to our largest customers;

•	lack of reliability of our estimates to forecast sales and trends in our business to generate a sales pipeline;

•	uncertainty regarding our sales pipeline and resulting customer contracts; our ability to align our product and service offerings and cost structure with customer needs;

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
Lengthy Sales Cycle’s Affect on Revenue and Liquidity-Our sales cycle requires us to expend a significant amount of resources, including cash, and could have an adverse effect on the amount, timing and predictability of future revenue and our cash position.
The sales cycle of our products, beginning with our first customer contact to the closing of a sale, often ranges from three to six months and it may be even longer before we are able to collect cash on our sales. We may expend significant resources during the sales cycle and ultimately fail to close the sale. The success of our product sales process is subject to factors over which we have little or no control, including:
•the timing of our customers' budget cycles and approval processes;
•our customers' existing use of, or willingness to adopt, open standard server products, or to replace their existing servers or expand their processing capacity with our products;

•the announcement or introduction of competing products; and
•established relationships between our competitors and our potential customers.
We expend substantial time, effort and money educating our current and prospective customers as to the value of our products. Even if we are successful in persuading essential decision makers within our customers' organizations of the benefits of our products, senior management might nonetheless elect not to buy our products after months of sales efforts by our employees or resellers. If we are unsuccessful in closing sales after expending significant resources, our revenue, operating expenses and cash position may be adversely affected.
Even if we are successful in closing sales, several large transactions that we have entered into require us to invest cash up front to fund working capital without collecting cash for several quarters. Recently, we have found success in our strategy of focusing on large deals to help drive our revenue growth and have been awarded by customers a greater number of large installation programs. Such transactions require significant up-front capital investment. During the nine months ended March 27, 2015, we used approximately $87 million in cash to fund our operating activities and our cash balances have declined by approximately $29 million during that time, largely as a result of our investment in working capital and inventory. To further support our needs and to offset these declines in our cash position, we secured $70 million in term loan financing in January 2015. If we are unable to collect cash and negotiate more favorable cash collection terms in the future, or if we are unable to secure additional financing on acceptable terms, our liquidity and ability to fund our operations could be adversely affected.
International Sales and Operations-The global nature of our operations exposes us to increased risks and compliance obligations, which may adversely affect our business.
During the three months ended March 27, 2015, we derived approximately 44% of our revenue from sales outside of the United States. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple, remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
Term Loan Restrictions-We are subject to restrictions under a term loan that may result in our inability to engage in favorable business activities or finance future operations or capital needs.
On January 27, 2015, we entered into a three and a half year term loan in the aggregate principal amount of $70.0 million. Pursuant to the terms of the agreement, certain of our subsidiaries have guaranteed or will guaranty our obligations under the loan. In addition, our obligations under the agreement are secured by a lien on substantially all of our assets and those of our subsidiary guarantors.
The term loan contains various covenants that limit our ability and the ability of our subsidiaries to, among other things, do the following:

•	issue any preferred stock;

•	incur or guarantee indebtedness;

•	create, incur, assume, or permit liens to exist;

•	consummate asset sales, acquisitions or mergers;

•	dispose of property

•	pay dividends or repurchase stock;

•	make investments;

•	enter into transactions with affiliates; or

•	enter into or permit certain type of other agreements to exist.
The term loan also requires compliance with a minimum adjusted current ratio and a $10.0 million minimum unrestricted cash balance, calculated as set forth in the agreement, and contains customary events of default, including the following:

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
Our stock price has experienced high volatility. For example, during the quarter ended March 27, 2015, our stock price fluctuated from a high of $11.76 to a low of $8.66. Investors may not be able to sell the shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

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
We have significant exposure to revenues, expenses and certain asset and liability balances denominated in currencies other than the U.S. Dollar. Changes in the exchange rates of major foreign currencies, particularly the Euro, Japanese Yen and British Pound, relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we have recently started to engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For the three months ended March 27, 2015, our revenue from our EMEA and APJ regions was $13.8 million and $32.2 million, respectively. As of March 27, 2015, the balance in our foreign currency cash accounts was $36.4 million. An increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
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

Additionally, to help attract, retain and motivate certain qualified employees, we use share-based incentive awards such as restricted stock units. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate employees could be weakened, which could harm our results of operations.
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
There were no shares repurchased during the three months ended March 27, 2015. Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,566,000 shares of its common stock for approximately $18.0 million. As of March 27, 2015, the Company had a remaining authorization of approximately $12.0 million for future share repurchases; however the new term loan agreement signed in January 2015 restricts the  ability of the Company to repurchase stock while borrowings under the agreement remain outstanding. SGI does not anticipate repurchasing stock while such debt is outstanding. See Note 17, Term Loan, for more information about the new term loan agreement.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

See the Exhibit Index.

 EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
10.1*	Form of Restricted Stock Unit Award Agreement under 2014 Omnibus Incentive Plan					X
10.2	Credit Agreement, dated as of January 27, 2015, among Silicon Graphics International Corp., as Borrower, certain lenders, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent.	8-K	10.1	000-51333	1/28/2015
31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
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
Dated: May 1, 2015