Form 10-K
period 2015-06-26
Silicon Graphics International Corp
filed 2015-09-09
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 26, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Select Market, was approximately $282,503,649. For purposes of this calculation, shares of common stock held by each officer and director of the Registrant and by each person who is known to own 10% or more of the outstanding common stock of the Registrant have been excluded since such persons may be deemed to be affiliates of the Registrant.  Such determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.
As of September 2, 2015, there were 35,429,506 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant's definitive proxy statement for its 2015 Annual Meeting of Stockholders, scheduled to be held on December 8, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be part of this Annual Report on Form 10-K.

SILICON GRAPHICS INTERNATIONAL CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 26, 2015

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
“Silicon Graphics,” “SGI,” “Accelerate,” “Altix,” “CloudRack,” “CXFS,” “DMF,” "FileTek," “FullCare,” “FullExpress,” “Global Developer Program,” “ICE,” “ICE Cube,” "InfiniteData,” “InfiniteStorage,” “LiveARC," “MineSet,” “NUMAflex,” “NUMAlink,” “Octane,” "OpenGL,” “Origin,” "PowerXE," “ProPack,” “Rackable,” “REACT,” “SHMEM,” “StorHouse,” “Supportfolio,” “Tempo,” “Trusted Edge,” “UV,” “VizServer,” “XFS,” and the “Silicon Graphics” logo are registered or other trademarks of Silicon Graphics International Corp. or its subsidiaries in the U.S. and/or other countries.  Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

PART I
Item 1. Business
Overview
SGI is a global leader in high performance solutions for compute, data analytics and data management, that enable customers to accelerate time to discovery, innovation, and profitability. We are focused on helping customers solve their most demanding business and technology challenges.
We develop, market and sell a broad line of low cost, mid-range and high-end scale-out and scale-up servers, enterprise-class storage, differentiating software and designed-to-order solutions for large-scale data center deployments, coupled with global support and highly experienced professional services. SGI solutions are designed to deliver high impact results with lower total cost of ownership and to achieve industry-leading speed, scale and efficiency.
SGI solutions are utilized by scientific, business and government communities to fulfill highly compute-intensive application needs in petascale and exascale environments. Delivering industry-leading computing power and fast and efficient data movement, both within the computing system and to and from large-scale data storage installations, SGI systems enable customers to access, analyze, transform, manage and visualize information in real and near real-time.
Our goal is to accelerate time to results in key markets, including federal government, defense and strategic systems, weather and climate, physical and life sciences, energy (including oil and gas), aerospace, automotive manufacturing, internet, financial services, education and research institutions and media and entertainment.
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
SGI has over 1,100 employees worldwide and has 600 granted and pending patents. SGI serves over 6,500 customers and sells products and services in about 50 countries through a direct and indirect sales force, including original equipment manufacturers, system integrators and value added resellers. SGI has over 260 active partners. During fiscal 2015, 2014 and 2013, international revenue was approximately 40%, 52% and 38%, respectively, of our total revenue.
Fiscal Year
Included in this report are our consolidated balance sheets as of June 26, 2015 and June 27, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the fiscal years ended June 26, 2015 ("fiscal 2015"), June 27, 2014 ("fiscal 2014") and June 28, 2013 ("fiscal 2013").
The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Fiscal years 2015, 2014, and 2013 were all comprised of 52 weeks.
Segment Information
Commencing in the first quarter of fiscal 2015, the Company started managing its business primarily as two separate business units, Product and Service. The Company combined the Compute and Storage solutions into a single Product Business Unit. The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by our Chief Executive Officer, who functions as our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the availability of separate financial information.
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
The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally allocated based on the type of products and services provided to our customers. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A portion of the segments' expenses arise from shared services and infrastructure that the Company provides to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development and other corporate infrastructure expenses. The corporate charges that are directly attributable to the segments are allocated and are reassessed on a periodic basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The profitability of each of the segments is measured after excluding share-based compensation expenses, amortization and impairment of intangibles, restructuring charges, manufacturing transition costs, general and administration charges, other unallocated corporate charges and other items as management does not include this information in its measurement of the performance of the operating segments.
Further information regarding our operating segments is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K and in Note 22 "Segment Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Customers
Direct sales to various agencies of the United States government, excluding system integrators, accounted for 21%, 16%, and 19% of our revenue in fiscal 2015, 2014 and 2013, respectively. For fiscal 2015, sales to a U.S. Government system integrator accounted for 12% of our total revenue. For fiscal 2013, Amazon accounted for approximately 18% of our revenue.
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
Solutions
SGI provides a broad line of solutions designed to address the specialized demands of market verticals, enable our customers to run data-intensive applications rapidly, and store data safely and economically. Our core computing and storage components utilize Intel® processors, NVIDIA® graphics processing units ("GPUs") and the Linux® operating system along with SGI-designed innovative data center architectures. Our High Performance Computing ("HPC") solutions, SGI ICE XA, Rackable and SGI UV, are optimized with HPC software including SGI Management Suite, large-scale provisioning and system health management tools, SGI Performance Suite and HPC performance optimization libraries and tools. Our storage product lines range from entry-level disk arrays to complex storage systems, with innovative technology and hardware, to include the SGI® Modular InfiniteStorage™ platform, SGI DMF storage tier virtualization solution and SGI® CXFS file system.
We design our solutions for optimal performance, quick deployment, efficient operation, high system availability and broad serviceability. Our compute solutions incorporate premium quality components, selected for superior functionality and reliability, and are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability. Our storage solutions are designed to provide extreme scale, broad flexibility and to minimize management overhead. We also integrate third-party hardware and software products into the compute and storage solutions we sell and provide a single source solution for our customers.

Our products predominantly utilize a software environment based on the industry-standard Linux operating system with comprehensive management tools that include open source software and our own execution, development and administrative utilities. System management is required for supporting management of HPC solutions at large scale while improving system reliability with proactive resolution of system failures. HPC software application development utilizes performance optimized libraries and functionality that enables applications to achieve leading performance results. Investment in relationships with the best-of-breed third-party software vendors and open source solutions for workload management and software development provides a comprehensive, HPC solution for our customers. We have key differentiation in our storage software for managing very large data volumes efficiently and demonstrated ability to reliably store files for decades. We believe our integrated software stack and the features of our architecture and hardware differentiate our product offerings in performance and ease of use. Our products can be customized to meet end-user requirements and were developed to permit easy hardware and software installation, both to add capacity and to take advantage of future technology advances.
 We group our solution offerings under these main categories: Scale-out Computing, Scale-up Computing, High Performance Data Analytics ("HPDA"), Clustered and High Performance Storage, Software, Networking and Global Services.
Scale-out Computing:
Clusters are the workhorses of many applications in high-performance computing, running technical computing workloads as diverse as Computational Fluid Dynamics and bioinformatics. The design for SGI HPC cluster solutions begins with our Applications Engineering team of engineers and scientists, many at the Ph. D. level, who have years of experience working with customers and their applications in a variety of engineering and technical fields. This understanding of customer needs helps us to provide cluster solutions for customer workflows and data sets. SGI provides HPC cluster solutions for small design shops up to the largest corporations in the world.
SGI HPC cluster solutions for technical computing comprise:

•
SGI Rackable standard depth server clusters provide solutions for small to medium-sized installations, typically of a few servers to a few hundred. Standard depth servers consist of several models, including I/O and memory rich models, dense models with four slim nodes in a single 2U chassis, and models specifically designed to support NVIDIA® Tesla GPU Compute Accelerators and Intel® Xeon® Phi™ Coprocessors. The clusters include a broad range of GigE and Infiniband interconnect options.

•
SGI ICE™ XA solution is a distributed memory supercomputer. The sixth generation of our award-winning SGI ICE architecture for technical HPC, ICE XA solution can deliver over 190 teraflops per rack and affordably scale from 36 to tens of thousands of nodes to solve the world's most complex problems. ICE XA solution delivers a variety of innovative technologies including FDR Infiniband interconnect, an innovative double-density blade design, flexible power shelves, on-processor liquid cooling and “E-Cell” closed-loop cooling environment that allows warm water cooling. Its open x86 architecture makes it equally simple to deploy commercial, open source or custom applications on completely unmodified SUSE® Linux Enterprise Server or Red Hat® Enterprise Linux operating systems. ICE XA solution supports the latest Intel® E5-2600 v3 processors, Intel Xeon® Phi™ Coprocessors and NVIDIA® Tesla GPUs. We have deployed numerous Petascale systems including NASA-Ames in Mountain View, California, Total S.A. in southwest France, the US Air Force Research Lab in Ohio, Atomic Weapons Establishment ("AWE") in the United Kingdom, and have a roadmap to Exascale computing at both the hardware and software level.

Scale-up Computing:

•
SGI UV™ 3 solution is the world's largest coherent, shared in-memory system. In addition to being a real time analytic solution, the SGI UV 3 solution is designed to address the most demanding data-intensive applications and accelerate the pace of innovation across a broad range of environments. Scaling up to 2,048 cores and 64 TBs of shared memory, SGI UV 3 solution is managed and operated as a single system. It can run many compute-intensive workloads simultaneously. Utilizing the UV 3 large node in any cluster deployment also enables customers to address programming jobs and data sizes in Computer-aided Engineering, Life Sciences and other markets that exceed the capacity of standard two or even four socket servers. Programming tools utilized with scale-out cluster solutions such as SGI Performance Suite can be used with SGI UV 3 solution. For smaller environments without information technology ("IT") resources to manage a complex scale-out cluster deployment, UV 3 solution can be utilized as the sole compute resource, with only a single server and operating system image. Customers interested in developing new applications will also be able to prototype new algorithms with the UV 3 hardware and open software architecture.

Building upon 20 years of in-memory computing expertise and utilizing SGI NUMAlink® interconnect technology, these Linux-based servers deliver cache coherent in-memory computing to address the most compute- and data-intensive workloads. Equipped with an integrated MPI Offload Engine, UV systems can also be leveraged for distributed applications and as a "super node" for clustered HPC systems.

High Performance Data Analytics Solutions:

•
SGI UV for SAP® HANA® is a purpose-built appliance for the SAP HANA platform. This large-scale appliance uses in-memory SGI computing technology to enable real-time transactional and analytical processing for large enterprises. The appliance is a single-node, coherent shared-memory computer system that will scale seamlessly from 4 to 32 sockets.  Each socket supports up to 24 dual in-line memory modules (DIMMs) to enable a variety of configurations commensurate with a customer’s specific use case.  The appliance is currently certified by SAP and is generally available in 4- or 8-socket configurations with up to 6TB of shared memory using 32GB DIMMS, and under controlled availability in 12, 16 and 20-socket configurations with up to 15TB of shared memory. Pending further certification, SGI's future-ready architecture is designed to scale to 32 sockets and 24TB of shared memory as a single-node system (capacity doubles using 64GB DIMMs). We launched our first HANA appliances in the second half of fiscal 2015.

•
SGI InfiniteData™ Cluster is a highly flexible cluster computing platform combining server and storage density with extreme, scale-out performance. Designed for HPC spanning High Performance Data Analytics and moderate technical computing environments, InfiniteData Cluster accelerates time to value in data and compute intensive environments with greater efficiency, less complexity, and at a lower cost.

•
SGI Fraud Analysis, Social Analytics and Genomics Solutions. Utilizing SGI UV 3 solution, the third generation of our Intel® Xeon® based scale-up servers, these solutions enable knowledge discovery, deliver real-time results and instant feedback versus batch jobs that might take hours or days to complete and allow customers to create new analyses quickly with ease of use. UV 3 solution leverages nearly twenty years of SGI technology to deliver the fastest and most scalable shared memory computer in the world, scaling from 32 to 8,192 processing threads, while supporting up to 64 terabytes of global, coherent shared memory in a single system image. UV 3 solution can support SUSE® Linux Enterprise Server and Red Hat® Enterprise Linux®. Superior performance is built into every SGI UV 3 system, leveraging our high-speed proprietary interconnect NUMAlink® 6/7 and MPI Offload Engine acceleration. Based on open standards, the system's x86 architecture leverages the Intel® Xeon® E5-4600 or E7-8800 series processor families and allows for the use of completely unmodified SUSE® Linus Enterprise Server or Red Hat® Enterprise Linux operating systems.

Clustered and High Performance Storage:
SGI Clustered and High Performance Storage solutions include a complete suite of hardware and software offerings to address virtually every type of data storage and management requirement. Offered under the SGI InfiniteStorage ecosystem, these solution components range from power-efficient Just a Bunch of Disks ("JBODs") to a wide range of Network Attached Storage ("NAS"), Redundant Array of Independent Disks ("RAID") and object storage platforms to accommodate all types of workflow requirements, as well as the industry's leading high-performance clustered file system and tiered storage virtualization software.
Our data storage solutions are designed to meet the performance, scale, and efficiency needs of high performance technical computing and data analytics, cloud computing and active archiving of persistent data and include:

•
HPC Storage Solutions comprise SGI RAID platforms with a variety of density, performance and price points in direct-attached and SAN configurations, and typically in combination with SGI file system and storage management software. Our InfiniteStorage 5000 series mid-range RAID products are focused on delivering a high price/performance ratio and flexible configurations. Our InfiniteStorage 17000 solutions are designed to meet high performance, guaranteed I/O rate and capacity requirements found in many high-end HPC environments. Offering scalability to thousands of disk drives in a single system, guaranteed latency and extremely high bandwidth, these offerings address the requirements of digital media, supercomputing, life sciences and remote sensor acquisition.

•
SGI Modular InfiniteStorage™ (MIS) platform is an integrated server and storage system designed to provide extreme flexibility with industry-leading density in an innovative, adaptable design. Offered in storage server and JBOD versions, MIS is a highly flexible platform that delivers a wide range of storage solutions with different disk size and types (including solid-state drives), to include cloud storage, NAS, active archive gateway, or object storage server. The unique, bi-directional design allows it to be serviced from the front or rear of the chassis.

•
SGI DMF™ storage software creates and automatically manages a tiered virtual storage environment that significantly reduces customer equipment and operating costs, improves service levels and lowers customer data risks. Currently, DMF software is deployed at customer sites worldwide, with individual customers managing more than 100 petabytes and nearly two billion files. DMF software operates in the background with no interruption or degradation of service to end-users and applications. DMF software is integrated with both traditional XFS and CXFS file system and the Lustre parallel file system that is often part of many HPC storage implementations.

•
CXFS™ file system software provides no-compromise data sharing, enhanced workflow and reduced costs in data-intensive environments. It eliminates file duplication and the time it takes to move large files over networks. CXFS software significantly boosts productivity where large files are shared by multiple processes in a workflow. Because it uses a SAN infrastructure, CXFS software delivers much greater I/O performance and bandwidth than any network data-sharing mechanism, such as network file system or common internet file system.

Software:

•
SGI Management Suite provides powerful tools to initiate management actions, monitor essential system metrics for all SGI systems, and improve overall power efficiency. It reduces the time and resources spent administering systems by improving software maintenance procedures and automating repetitive tasks - lowering total cost of ownership, increasing productivity and providing a better return on hardware investments.

•
SGI Foundation Software consists of support tools and utilities that enable our servers to run more reliably, with improved support and new server capabilities. SGI Foundation Software includes key capabilities to monitor memory component failures in our servers, which minimizes or eliminates the impact of these failures on system users. SGI Foundation Software also includes customized simple network management protocol interfaces for many of our systems, allowing them to interface easily to enterprise management systems.

•
SGI Performance Suite improves performance and provides key additional capabilities for developers of HPC applications on all of our systems. SGI Performance Suite software contains the following components: SGI Accelerate helps accelerate application performance, through tools that tune applications at runtime without recompiling and libraries that optimize performance with specialized algorithms. SGI Message Passing Interface ("MPI") contains complementary tools enabling application acceleration, with SGI Message Passing Toolkit ("MPT") as the core MPI performance engine. SGI REACT provides features that enable real-time, guaranteed response time applications to run on standard Linux distributions.

Networking:

•
SGI Networking solutions include node-level integration (dual/quad NICs, GigE, 10GigE, InfiniBand QDR and FDR onboard interfaces), cluster-level integration for clustered-computing (pre-tested, pre-certified high-speed switches, in-cabinet aggregation and software managed GigE, 1GigE, IB) and Fibre Channel integration for clustered-storage (high-speed data access, interconnects and stacking). The SGI UV scale-up server line features SGI's own high-performance, low-latency SGI NUMAlink® interconnect.

SGI Global Services
The SGI Global Services organization is comprised of customer support services and professional services. Our customer support organization provides ongoing maintenance and technical support for our products and some third-party products, as well as contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides value added services associated with technology consulting, project management and customer education, all of which help our customers realize the full value of their information technology investments. As of June 26, 2015, the organization staffed over 300 service professionals, providing services to customers in approximately 26 countries.
Both customer support services and professional services develop and implement services solutions for our customers, as well as provide a broad range of value added and support services offerings to address the requirements and business strategies of our customers, distributors and resellers. Service is provided to our customers several ways directly or through approved distributors, resellers and third-party provider partners.
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
Professional Services: Our professional services group provides fee-based technology and consulting services to our customers and system integrators. We architect, design, implement and manage complex and complete solutions for our customers' technical computing infrastructures and provide installation and deployment for custom consulting projects. Our engagements are designed to ensure our customers' success with our products and technologies. The SGI professional services portfolio is designed to meet a variety of consulting needs, including custom time and materials, fixed price contract consulting services, standard assessments and implementation offerings or long-term on-site staff augmentation services. In particular, our on-site staff augmentation services enable us to develop and maintain ongoing relationships with our customers whereby we gain a deeper understanding of their specific information technology needs.
Sales and Distribution
We sell our systems and services primarily through our direct sales force, system integrators, value-added resellers, original equipment manufacturers ("OEMs") and channel partners. Our sales teams consist of sales representatives and sales engineers, who are supported by channel, inside sales, sales support and professional services personnel. Our professional services and engineering personnel collaborate with our sales teams in all stages of the sales and integration process, including developing proposals that address the technical requirements of our customers, performing proofs of concept and benchmarking system performance.
By selling our products through our direct sales team, we are able to maintain close client contact and feedback throughout the entire sales process. Our sales process begins with leads generated through targeted marketing programs and by our inside sales and business development teams, which are then logged, qualified and assigned to an account executive. After an initial lead qualification, our sales executives and sales engineers collect information regarding the customer’s mission and objectives, data center environment and application requirements. We then collaborate with the customer to agree upon a particular system configuration that will meet the customer's requirements. For larger customers, we allow evaluation of one or more hardware configurations to enable the customer to conduct their own benchmarking analyses.
We currently have direct sales personnel in various countries, including Australia, Brazil, Canada, China, Czech Republic, France, Japan, the Netherlands, Singapore, the United States and the United Kingdom. We augment our sales staff with indirect coverage via channel partner arrangements in countries in which we have a presence. In markets where we have no direct sales personnel, we provide our products through our channel partners. We are engaged in a multi-year program to further develop additional channel partner relationships in order to improve our indirect sales efforts, expand our customer base and enter new markets. Our direct sales personnel are responsible for managing all direct or indirect sales with specific named accounts and territories, and are supported by inside sales, channel sales, strategic partner sales and business development personnel.
In our largest markets, our sales representatives have a vertical industry market focus to more effectively leverage their domain expertise. We establish direct sales groups focused on different industry markets. One group concentrates on the defense and intelligence, scientific research and higher education markets while the second focuses on the commercial and enterprise high performance data analytics markets. We have developed expertise in a number of vertical industry markets, including but not limited to in-memory data base, weather and climate; physical sciences; life sciences; energy, aerospace and automotive manufacturing; financial services; and media and entertainment. As part of our emphasis on increased sales within these vertical industry markets, we have a program to identify and develop customer workflows in each of the vertical industry markets. The customer workflows allow us to offer our customers standard solutions that include our hardware, software, storage and professional services.
We have recently increased our sales and marketing efforts in the commercial and enterprise high performance data analytics market in an effort to expand our penetration of this market and recently announced that Dell had agreed to resell our SAP HANA appliances for 8-sockets and above to their customer and prospect base. We continue to expand our targeted customer base to include all organizations with high performance technical computing requirements, through both our direct selling force and channel partners. Our channel program is designed to focus on, collaborate with and enable, those partners who provide additional geographic and vertical market coverage and expertise for SGI-based solutions.

Marketing
Our global marketing organization is active in all markets in which we sell products and services and continuously executes on programs that encompass sales tools, brand awareness and demand generation. The marketing team consists of product, field marketing, channel and corporate marketing. To showcase our solutions, expand our market presence, and enable our sales organization and channel partners to effectively pursue sales opportunities, we create and deliver a number of go-to-market vehicles including industry tradeshow and event activities, market research, customer forums, webinars, online advertisements and promotions, product demonstrations, web content, sales collateral, telemarketing, social media and customer case studies. Our marketing channels include a mix of product-based activities which leverage our hardware and software expertise and industry-based activities which leverage our understanding of customer challenges and applications. Our marketing team also works with industry experts, analysts and members of the press to generate awareness about our products and services. Using our history and experience in the high performance computing community, we issue white papers on technology trends such as performance ratings, benchmark results, power, cooling and system management. We participate in worldwide business and industry events throughout the year as both exhibitors and speakers, thereby maintaining a constant presence with our customers, prospects and industry influencers.
We maintain active programs to encourage independent software development on our solution platforms. Through our Solution Partners Network program, we provide software, marketing support, and access to hardware to enable third-party software developers to leverage SGI differentiation and added value. Serving the key independent software vendors (“ISVs”) addressing our target market segments, the program provides ISVs with technical information for developing, porting, tuning and differentiating their applications and opportunities for promoting their SGI-based solutions. We also engage in co-marketing activities with many of our ISVs.
We provide targeted channel marketing support to an active and established base of worldwide channel partners though a comprehensive channel portal and marketing program. We also develop concentrated co-marketing partnerships with our major customers and suppliers.
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
SGI UV ™ System Development. We have invested significantly in the development of application-specific integrated circuits ("ASICs") and interconnect technology in order to extend our leadership in coherent shared-memory systems. The UV shared-memory system based on the latest generation of our NUMAlink interconnect and NUMAflex architecture increases substantially the performance and scalability of our single system image shared-memory products, incorporates hybrid processing elements, and provides optimized features to enhance in-memory application performance on a cluster computing system. We expect these design efforts to propel growth in adoption of the UV platform in technical computing, high performance data analytics, and as solutions to the needs of commercial customers employing in-memory databases for real time enterprise applications.
SGI ICE™ XA System Development.  We continue to invest aggressively in the SGI ICE XA platform, which offers market leading system configuration flexibility and is based on the InfiniBand interconnect. The focus remains on maintaining the product’s leadership in speed, scalability, and power and thermal efficiencies, while enhancing its flexibility in terms of configurations, topologies and interconnect technologies. We are also enhancing the product’s reliability, availability, serviceability and interoperability in our designs.

Storage. We design, develop, and integrate hardware and software solutions for file serving, data management and data archival for petascale environments. The focus remains to maintain our leadership in speed, scalability and efficiency (both in power and asset utilization). We design or select “best-in-class” storage hardware such as disk arrays and controllers from OEM suppliers that meet the particular needs of our customers’ applications and environments. Our engineers design software for efficient data access and management of these storage systems and we qualify storage systems ranging from small appliances to enterprise-class storage systems. We tightly integrate the storage software and hardware systems, and we optimize the software in our storage solutions for capacity-driven and performance-driven applications and environments.
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
Application Engineering and Benchmarking. Our global benchmarking and solutions centers provide a full range of our server and storage hardware and software, integrated in a wide variety of configurations, for applications testing, benchmarking and performance tuning. At these centers, the highly skilled personnel in our application engineering and benchmarking teams work with end-users to build and optimize large-scale cluster computing systems, conduct proof-of-concept testing and simulate end-user applications. Through these centers, we also provide demonstrations of the standardized SGI workflow solutions we have developed and are developing for our strategic vertical markets. In addition, the SGI Global Developer Program provides ISVs, systems integrators, and consultants technical information for developing and porting their applications, as well as access to our online systems to streamline the implementation.
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
Competition
High performance computing, data management and data analytics are highly competitive, with rapid technological advances and constantly improving price/performance ratios. These advances and pricing pressures result in frequent product introductions and short product life cycles. We believe that purchasers make buying decisions based on many factors, including: solution features, performance, and scale, quality and reliability, application availability, ease of system management, customization, price/performance ratios, total cost of ownership and quality customer service and support. We believe we compete effectively in each of these areas by providing differentiated solutions that address the needs of our customers.
The market for our products is highly competitive, dynamic and subject to changing technology, customer needs and new product introductions. In the server market we compete primarily with large, build-to-order vendors of x86 servers based in the United States such as Dell Inc. (“Dell”), Hewlett-Packard Company (“HP”), International Business Machines Corporation (“IBM”), Oracle Corporation (“Oracle”), Cray, Inc. (“Cray”) and Supermicro Computing, Inc. ("Supermicro"). In the data analytics or HPDA market, we compete primarily with IBM, Lenovo, HP, Fujitsu, Hitachi and Oracle.

Our largest competitors have considerably greater financial, technical, development and sales and marketing resources, broader name and brand recognition and larger customer bases than us. Because a computing system is a substantial investment that can require extensive service and support commitments, company size can have a significant impact on purchase decisions. In addition, large competitors can leverage business lines we do not have to broaden offerings and support deep discounting to gain market share.
Proprietary Rights and Licenses
We rely on a combination of patent, trademark, copyright and trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties. We have 600 granted patents and pending applications in the United States and abroad, and we intend to continue to protect our intellectual property with patents. We also hold various U.S. and foreign trademarks as well as copyrights in our original software. Although we believe the ownership of patents, copyrights, trademarks and service marks, and trade secrets is an important factor in our business and that our success depends in part on ownership rights, we rely primarily on the innovative skills, technical competence and marketing abilities of our personnel to differentiate our products and services within the marketplace.
As is customary in our industry, we license from third-parties a wide range of software, including the Linux®, Microsoft® CCS and UNIX® operating systems, for internal use and use by our customers. We also license various patents and trade secrets of third-parties through agreements such as patent or technology licenses or cross-licenses. We expect the extent of such intellectual property license and cross-license activities may increase as the scope of our product line increases. In some cases, our intellectual property is licensed to third-parties.
Our success will depend in part on our ability to protect our intellectual property portfolio and proprietary information. From time to time, we may need to enforce our intellectual property rights through litigation. If a claim is asserted that we have infringed the intellectual property rights of a third-party, we may be required to seek licenses under those intellectual property rights, if available, pay damages and/or redesign our products. If we were to litigate, we would incur significant costs, litigation may be a significant distraction for our management team, and we might not ultimately prevail. Litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which we or our competitors are able to protect intellectual property and could require significant changes in product design. Because of technological changes and the extent of issued patents in our industry, it is possible certain components of our products and business methods may unknowingly infringe existing patents of others. Our industry has seen a substantial increase in litigation with respect to intellectual property matters. We have been engaged in intellectual property disputes as a defendant and, in the past years, as a plaintiff in efforts to protect our rights. We expect that we will engage in patent infringement litigation from time to time. See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Backlog
We manufacture products based on a combination of specific order requirements and forecasts of our customers’ demand. Orders are generally placed by customers on an as-needed basis. An accepted order can be cancelled only with our written consent, and only on terms that will indemnify us against resulting losses, including, but not limited to, any costs already incurred in performing the order. In certain circumstances, purchase orders are subject to change with respect to quantity of product or timing of delivery resulting from changes in customer requirements. We experience some quarterly variability in our product and service revenue in any given period. Factors impacting the amount of product and service revenue in any given period include deployment time of our larger systems, manufacturing and delivery schedules, changes in delivery schedules requested by our customers and the timing of our product development. Our business is also characterized by intra-quarter variability in demand and varying customer delivery and acceptance schedules. Accordingly, the timing for recognition of our backlog as revenue may be difficult to predict and current levels of backlog may not be a meaningful indicator of future revenue in any given quarter.
We do not believe backlog is a meaningful indicator of our future business prospects due to the uncertainty of converting orders into recognized revenue in any given period. Factors impacting the amount of backlog and our ability to recognize revenue from backlog in any given period include, but are not limited to: the possibility of significant changes to implementation schedules, including site readiness, changes in system specifications, timing of system acceptance, material procurement constraints and manufacturing build delays. As such, we believe that backlog information is not material to an understanding of our overall business.

Environmental Laws
Our products and certain aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Certain aspects of these laws also pertain to tracking and labelling potentially harmful substances that have been incorporated into our products. These laws require us to know whether certain substances are present in our products, and to what degree. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Compliance with environmental laws and regulations across multiple jurisdictions is complex and may require further capital expenditures in future periods, including possible expenditures for the implementation of new processes in supply chain management and order fulfillment. We believe that these expenditures are necessary to maintain our presence and competitive position in certain markets, including in particular the European Union. No material capital expenditures for environmental control facilities were made in fiscal 2015 and none are planned for the fiscal year ending June 24, 2016 ("fiscal 2016"). See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Employees
As of June 26, 2015, we had over 1,100 employees worldwide. Our future success will require that we continue to retain and motivate highly qualified technical, sales, marketing, finance and management personnel. We have never had a work stoppage, and none of our U.S. employees are represented by a labor union. We have workers’ councils where required by the European Union or other applicable laws. We have employment-related agreements with a number of key employees or where required by applicable law. In general, where permitted by applicable law, employment with the Company is considered "at will" and our employment related agreements are not for a defined term.
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
Executive Officers of the Registrant
Our executive officers, their ages and positions as of September 9, 2015 are as follows:

Name	Age	Position
Jorge Titinger	54	Chief Executive Officer, President and Director
Robert Nikl	60	Executive Vice President and Chief Financial Officer
Cassio Conceicao	52	Executive Vice President & Chief Operating Officer
Mekonnen Asrat	47	Vice President, Corporate Controller and Principal Accounting Officer

Jorge Titinger joined SGI in February 2012 as our President and Chief Executive Officer and as a member of our board of directors. Previously, Mr. Titinger held several executive positions at Verigy Ltd. (a company in the semiconductor automated test equipment industry) culminating as President, Chief Executive Officer and member of the Board. Mr. Titinger worked for Verigy Ltd. from June 2008 to July 2011. Prior to Verigy, Mr. Titinger was Sr. Vice President and General Manager of Product Business Groups at Form Factor, Inc. (a company in the probe card technology business) from November 2007 to June 2008. Mr. Titinger previously held executive positions at KLA-Tencor Corporation (a company in the semiconductor equipment industry), Applied Materials, Inc. (a company involved in semiconductor manufacturing), MIPS/Silicon Graphics Inc. (a company in the graphics computing industry) and Hewlett-Packard Company.  Mr. Titinger also serves on the Boards of Directors of XCERRA, a publicly traded company in the semiconductor test equipment market, and CalAmp Corp., a publicly traded wireless communications solutions provider.  Mr. Titinger holds a Bachelor of Science degree in electrical engineering, a Master of Science degree in electrical engineering and a Master of Science degree in engineering management, each from Stanford University.
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
We generally derive a significant portion of our revenue directly from U.S. government entities, from education and research institutions funded by the U.S. government, and from system integrators that sell to the U.S. government. For fiscal 2015, such sales represented approximately 54% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.
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
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For fiscal 2015, our top five customers worldwide accounted for approximately 48% of our total revenue, with various agencies of the U.S. government, excluding system integrators, accounting for 21%.
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
Despite our historical success in growing our revenue from certain agencies of the U.S. government as well as higher education, we have had limited success in broadening our base of enterprise customers. We have modified our go-to-market strategy and have invested in sales and marketing personnel and programs to increase penetration of our HPC, and High Performance Data Analytics solutions among enterprise customers. If we are not successful in increasing sales of our solutions into enterprise customers, our growth opportunities may be limited.
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
Our quarterly and annual periodic operating results have fluctuated significantly in the past, and we believe that they will continue to fluctuate in the future, due to a number of factors, many of which are beyond our control. We expect that our revenue, gross margin and earnings per share will fluctuate on a periodic basis in future periods. Factors that may affect our periodic operating results include the following:

•	fluctuations in the buying patterns and sizes of customer orders from one quarter to the next;

•	increased competition causing us to sell our products or services at low margins;

•	location and timing requirements for the delivery of our products and services;

•	lengthy acceptance cycles of our products by certain customers;

•	development or product delivery delays, delays in obtaining necessary components from our suppliers, or delays resulting from contractual provisions or other reasons;

•	customer delays in the acceptance of our product once delivered;

•	addition of new customers or loss of existing customers;

•	gross margin pressures from the sales of products and services due to discounted pricing, especially to our largest customers;

•	lack of reliability of our estimates to forecast sales and trends in our business to generate a sales pipeline;

•	uncertainty regarding our sales pipeline and resulting customer contracts; our ability to align our product and service offerings and cost structure with customer needs;

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

•
our ability to timely bring new capabilities to market combining our products and technologies with those produced by our strategic partners and original equipment manufacturers ("OEMs") to address new market opportunities;

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
Lengthy Sales Cycle—Our sales cycle requires us to expend a significant amount of resources, and could have an adverse effect on the amount, timing and predictability of future revenue and cash collection.
The sales cycle of our products, beginning with our first customer contact to the closing of a sale, often ranges from six to nine months and it may be even longer before we are able to collect cash on our sales. We may expend significant resources during the sales cycle and ultimately fail to close the sale. The success of our product sales process is subject to factors over which we have little or no control, including:
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
Even if we are successful in closing sales, several large transactions that we have entered into require us to invest cash up front to fund working capital without collecting cash for several quarters. Recently, we have found success in our strategy of focusing on large deals to help drive our revenue growth and have been awarded by customers a greater number of large installation programs. Such transactions require significant up-front capital investment. During fiscal 2015, we used approximately $97.2 million in cash to fund our operating activities and our cash balances have declined by approximately $42.1 million during that time, largely as a result of our investment in working capital and inventory. To further support our needs and to offset these declines in our cash position, we secured $70.0 million in term loan financing in January 2015. If we are unable to collect cash and negotiate more favorable cash collection terms in the future, or if we are unable to secure additional financing on acceptable terms, our liquidity and ability to fund our operations could be adversely affected.
International Sales and Operations—The global nature of our operations exposes us to increased risks and compliance obligations, which may adversely affect our business.
During fiscal 2015, 2014 and 2013, we derived approximately 40%, 52% and 38% of our revenue from sales outside of the United States, respectively. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
In addition, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, tax, corporate governance, imports and exports, financial and other disclosures, privacy and labor relations. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly. If we or our employees, contractors or agents violate these laws and regulations, we could be subject to fines, penalties or criminal sanctions and may be prohibited from conducting business in one or more countries. Any violation individually or in the aggregate could have a material adverse effect on our operations and financial condition.
Volatile Stock Price—Our stock price in the past has been volatile, and may continue to be volatile or may decline regardless of our operating performance, and investors may not be able to resell shares at or above the price at which they purchased the shares.
Our stock price has experienced high volatility. For example, during fiscal 2015, our stock price fluctuated from a high of $11.76 to a low of $6.42. Investors may not be able to sell the shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

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
We have significant exposure to revenues, expenses and certain asset and liability balances denominated in currencies other than the U.S. Dollar. Changes in the exchange rates of major foreign currencies, particularly the Euro, Japanese Yen, British Pound, and Australian Dollar, relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For fiscal 2015, 2014 and 2013, our combined revenue from our Europe ("EMEA") and Asia Pacific and Japan ("APJ") regions was $197.5 million, $252.4 million and $270.7 million, respectively. As of June 26, 2015 and June 27, 2014, the balance in our foreign currency cash accounts was $31.5 million and $75.6 million, respectively. An increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
Our balance sheet hedging strategy is intended to mitigate our currency exposures related to remeasuring monetary assets and liabilities by entering into foreign currency forward contracts that have maturities generally of six months or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts. Additionally, our cash flow hedging strategy uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-USD cash flows to further mitigate the effect of exchange rate fluctuations for these currencies.
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
In addition to the component parts, we currently integrate application-specific integrate circuit ("ASIC") in many of our products. The development of an ASIC is costly and may take up to many months to develop. These costs typically are expensed as incurred as research and development costs and will cause volatility in our operating results and may cause them to fluctuate significantly.
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

Term Loan—We are subject to a Term Loan that may limit our ability to engage in favorable business activities or finance future operations or capital needs; and we may have difficulty repaying such loan in the event of a default which could result in the acceleration of the indebtedness.
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
The Term Loan contains various covenants that limit our ability and the ability of our subsidiaries to, among other things, do the following:

•	issue any preferred stock;

•	incur or guarantee indebtedness;

•	create, incur, assume, or permit liens to exist;

•	consummate asset sales, acquisitions or mergers;

•	dispose of property;

•	pay dividends or repurchase stock;

•	make investments;

•	enter into transactions with affiliates; or

•	enter into or permit certain types of other agreements to exist.
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
During the past few fiscal years, we have experienced changes in our most senior managers. Our future success depends in large part upon the continued service and enhancement of our management team and our employees. If there are further changes in management, such changes could be disruptive and could negatively affect our operations, our culture and our strategic direction.
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

Contract Manufacturing—We are dependent on contract manufacturers and partners to assemble and test certain of our products, and our failure to successfully manage our relationships with these contract manufacturers and partners could impair our ability to deliver systems that meet our and/or our customers’ expectations, which could damage our relationships with our customers and decrease our revenue.
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
If appropriate opportunities present themselves, we may consider acquiring or making investments in companies, assets or technologies that we believe are strategic. In addition, our Term Loan contains various covenants that limit our ability to acquire assets or make certain investments. Acquisitions are difficult, time consuming and pose a number of risks, including:

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
In addition, if we were to proceed with one or more significant acquisitions or investments in which the consideration included cash, we could be required to use a substantial portion of our available cash. To the extent we issue shares of capital stock or other rights to purchase capital stock, including options and warrants, existing stockholders might be diluted and earnings per share might decrease. In addition, acquisitions and investments may result in the incurrence of debt, large one-time write-offs and restructuring charges.
If we do not appropriately manage these risks, any acquisitions that we complete may have an adverse effect on our business and financial condition. Additionally, if we determine that we cannot use or sell the acquired products or technology, we will be required to write down the associated intangible assets, which would negatively impact our operating results.

Financial Reporting Risks—We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations. In addition, changes in accounting standards could also adversely affect our reported operating results.
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on experience and other factors. Our most critical accounting estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. If these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, and we may be required to restate our financial results for prior periods which could cause our stock price to decline.
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
Open Source Software—Our use of open source and third-party software could limit our sales and growth opportunities and impose unanticipated conditions or restrictions on our ability to commercialize our products.
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
Portions of our IT infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with systems integration and implementation of new transaction processing applications, including manufacturing and sales system. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive to remediate. Such disruptions could adversely impact our ability to fulfill orders and negatively impact our business or interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected us in the past, and in the future could adversely affect our financial results, public disclosures and reputation.
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
Global Restructuring—We may not fully realize the anticipated positive impacts to future financial results from our restructuring and cost reductions efforts.
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
A failure to have effective internal controls and procedures for financial reporting in place could result in a restatement of our financial statements, impact our ability to accurately report financial information on a timely basis, make it difficult or impossible to obtain an audit of our financial statements or result in a qualification of any such audit. Any such event could lead to a loss of market confidence in our financial statements, delisting from the NASDAQ Global Select Market, loss of financing sources and litigation, any of which could adversely affect our stock price.

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
The SEC adopted its final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning conflict minerals in August 2012. The objective of the rule is to reduce funding for armed groups that are abusing human rights in the "conflict region" as defined in the final rule. This new rule requires us to: (1) determine whether conflict minerals (tin, tantalum, tungsten, gold or similar derivatives) are used in our products and, if so, determine if the minerals originated from the Democratic Republic of Congo (DRC) or its immediately adjoining countries; and (2), if so, conduct due diligence regarding the source and chain of custody of these conflict minerals to determine whether the conflict minerals financed or benefited armed groups. The rule requires us to submit forms and reports to the SEC annually that disclose our determinations and due diligence measures. We are currently conducting conflict minerals due diligence with our supply chain partners. Presently, we have not determined how many or if any of our supply chain partners use conflict minerals or how much expense our due diligence exercise will add to our operational cost. If we do not properly assess supply chain partners and appropriately control costs and budget for conflict minerals compliance, our results of operations and profitability in the future could suffer, our reputation could be harmed and our stock price could suffer as a result.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our properties consist of leased and owned facilities used for manufacturing, warehouse, sales and marketing, research and development, services and support and administrative purposes worldwide. As of June 26, 2015, we owned and leased approximately 584,000 square feet of space in our domestic and international locations. We owned approximately 46% of this space and leased the remaining approximately 54%.
Approximately 86% of our owned and leased properties are located in the United States. These domestic locations are primarily located in Milpitas, California, which is our corporate headquarters, and in Chippewa Falls, Wisconsin, which is where our manufacturing warehouse facilities are located as well as a large portion of our research and development employees. Our international locations, which comprise approximately 14% of all our properties, are mainly located in Tokyo, Japan, Paris, France, and Winnersh, United Kingdom. Our international properties are primarily used for sales, services, research and development and administrative offices.
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
From time to time, we may be involved in litigation or other legal proceedings relating to claims arising out of our day-to-day operations or otherwise. Litigation is inherently uncertain, and we could experience unfavorable judgments or rulings or choose to settle outstanding litigation in the future. Should we experience an unfavorable judgment or ruling or make a settlement payment, there exists the possibility of a material adverse impact on our financial condition, results of operations, cash flows or on our business for the period in which the judgment, ruling of payment occurs and/or future periods.
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

Fiscal Year Ending June 26, 2015	High	Low
Fourth Quarter	$9.71	$6.42
Third Quarter	11.76	8.66
Second Quarter	11.31	8.00
First Quarter	10.15	8.72

Fiscal Year Ending June 27, 2014	High	Low
Fourth Quarter	$13.34	$8.30
Third Quarter	14.06	12.00
Second Quarter	16.35	11.59
First Quarter	20.79	13.58
Holders
As of September 2, 2015, there were 35,429,506 shares of our common stock outstanding. As of September 2, 2015, we had nine registered holders of record of our outstanding common stock. A substantially greater number of holders of our outstanding common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have never declared or paid any dividends on our capital stock and our Term Loan restricts our ability to declare or pay dividends. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Also, the new Term Loan agreement signed in January 2015 restricted the ability of the Company to pay dividends while borrowings under the agreement remain outstanding. See Note 15, Term Loan, for more information about the new Term Loan agreement.
Recent Sale of Unregistered Securities
None

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
During fiscal year 2015, the Company repurchased approximately 471,000 shares of its common stock for approximately $4.2 million. Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,566,000 shares of its common stock for $18.0 million. As of June 26, 2015, the Company had a remaining authorization of $12.0 million for future share repurchases; however the new Term Loan agreement signed in January 2015 restricts the ability of the Company to repurchase stock while borrowings under the agreement remain outstanding. SGI does not anticipate repurchasing stock while such debt is outstanding. See Note 15, Term Loan, for more information about the new Term Loan agreement.

Performance Graph (1)
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on June 25, 2010 through market close on June 26, 2015, for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the RDG Technology Composite Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	6/25/2010	6/24/2011	6/29/2012	6/28/2013	6/27/2014	6/26/2015
Silicon Graphics International Corp.	100.00	189.77	79.16	164.98	116.65	81.26
NASDAQ Composite	100.00	132.14	142.90	169.55	223.20	253.21
RDG Technology Composite	100.00	131.60	143.20	153.06	200.60	221.82

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

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013	June 29, 2012	June 24, 2011
	(in thousands, except per share amounts)
Revenue	$521,259	$529,946	$767,227	$752,987	$629,568
Gross profit (1)	134,638	138,407	189,052	193,817	169,812
Loss before income taxes (2)	(38,705)	(52,802)	(15,443)	(23,460)	(19,991)
Income tax provision (benefit) from continuing operations	440	12	(12,623)	1,001	1,242
Net loss	$(39,145)	$(52,814)	$(2,820)	$(24,461)	$(21,233)

Basic and dilutive net loss per share:	$(1.13)	$(1.54)	$(0.09)	$(0.77)	$(0.69)

Shares used in computing basic and diluted net loss per share:	34,559	34,260	32,909	31,653	30,608

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013	June 29, 2012	June 24, 2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$67,191	$109,297	$175,181	$104,851	$139,868
Working capital	100,783	57,470	130,866	112,960	133,970
Total assets	387,584	364,938	407,853	496,880	538,009
Total liabilities	334,206	282,786	277,599	385,988	414,723
Total stockholders’ equity	53,378	82,152	130,254	110,892	123,286

(1)	Gross profit includes the following items:

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013	June 29, 2012	June 24, 2011
	(in thousands)
Share-based compensation	$1,962	$1,676	$1,598	$1,358	$685
Impairment of investments and long-lived assets	$955	$2,946	$—	$—	$—

(2)	Loss before income taxes includes the following items:

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013	June 29, 2012	June 24, 2011
	(in thousands)
Share-based compensation	$14,549	$11,979	$10,100	$10,061	$5,898
Restructuring charges	116	1,251	9,048	2,469	5,072
Acquisition-related	—	—	—	—	1,271
Impairment of investments and long-lived assets	1,230	4,554	189	527	—
Total charges	$15,895	$17,784	$19,337	$13,057	$12,241

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
Overview
Business Summary
SGI is a global leader in high performance solutions for compute, data analytics and data management, that enable customers to accelerate time to discovery, innovation and profitability. We are focused on helping customers solve their most demanding business and technology challenges.
We develop, market and sell a broad line of low cost, mid-range and high-end scale-out and scale-up servers, enterprise-class storage hardware, differentiating software and designed-to-order solutions for large-scale deployments, coupled with global support and highly experienced professional services. SGI solutions are designed to deliver high impact results with lower total costs of ownership and to achieve industry-leading speed, scale and efficiency.
SGI solutions are utilized by scientific, business and government communities to fulfill highly compute intensive application needs in petascale and exascale environments. Delivering industry-leading computing power and fast and efficient data movement, both within the computing system and to and from large-scale data storage installations, SGI systems enable customers to access, analyze, transform, manage and visualize information in real and near real-time.
Our goal is to accelerate time to results in key markets including federal government, defense and strategic systems, weather and climate, physical and life sciences, energy (including oil and gas), aerospace, automotive manufacturing, internet, financial services, education and research institutions, and media and entertainment.
We are focused on building upon the success in our existing high performance solution for compute business as well as increasing our service business with an emphasis on professional services. With our enhanced go-to-market capability, which include large partners and resellers, we believe we will penetrate the higher margin in-memory market that will largely target commercial enterprise businesses. Our SGI UV for SAP Hana is designed to streamline database management for single large node environments, which require extremely high capacity and scale to meet the needs of in-memory databases. Our management continues to focus on opportunities to enhance operational efficiency to reduce costs that will enable profitability while maintaining appropriate levels of investment as well as cash generation. We believe that this strategic plan will help create a strong foundation for our business results in the long-term.
Basis of Presentation
Included in this report are our consolidated balance sheets as of June 26, 2015 and June 27, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the fiscal years ended June 26, 2015 ("fiscal 2015"), June 27, 2014 ("fiscal 2014") and June 28, 2013 ("fiscal 2013").
The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Fiscal years 2015, 2014 and 2013 were all comprised of 52 weeks.
Significant events
Our financial results during fiscal 2015, 2014 and 2013 were affected by certain significant events that should be considered in comparing the periods presented.
Term Loan
On January 27, 2015, the Company entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and debt issuance costs of approximately $3.8 million, which was used to pay off a prior credit facility, and provide cash and cash equivalents to fund working capital requirements, capital expenditures and operations. As of June 26, 2015, the Company had a $69.6 million outstanding principal balance owed on the Term Loan of which approximately $1.8 million was recorded in current liabilities.

Acquisition of FileTek, Inc.
On September 30, 2013, we acquired certain assets of FileTek, Inc. ("FileTek"), a global provider of High Performance Data Analytics storage virtualization, large-scale data management and active archive solutions. The total purchase price was approximately $9.2 million in cash. This acquisition expanded our storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, we acquired FileTek® StorHouse® and Trusted Edge® software, worldwide customers, an engineering team and services and support resources.
As a result of a decision made in the fourth quarter of fiscal 2014 to stop further investment in development of the next generation FileTek products, the Company determined that the intangible assets related to the product development of the next generation products were impaired. The Company recorded an impairment charge of $2.9 million in the fourth quarter of fiscal 2014, impacting cost of revenue. During the second quarter of fiscal 2015, the Company decided to cease selling and supporting the products acquired as part of the FileTek acquisition and determined that the remaining intangible assets related to this acquisition were impaired. The Company recorded an impairment charge of $1.1 million in the second quarter of fiscal 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million.
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
The total carrying of the assets held for sale were written down to their fair value of $6.3 million resulting in an impairment charge of $0.9 million recorded in general and administrative expenses in the second quarter of fiscal 2014.
We also expected that approximately 120 of our manufacturing personnel in Chippewa Falls would transfer to Jabil. During the second quarter of fiscal 2014, we accrued approximately $0.7 million of compensation costs associated with the transfer of these employees as part of the agreement with Jabil, which was recorded within cost of revenue.
During the fourth quarter of fiscal 2014, we reevaluated our outsourcing model given lower than anticipated volumes of Company product sales.  On August 4, 2014, we terminated the planned manage-in-place outsourcing structure and the asset purchase agreement referenced above. We paid approximately $0.6 million to Jabil for certain assets that were purchased for the manage-in-place model as well as for costs associated with streamlining the manufacturing process. In addition, we reversed the $0.7 million accrual previously booked for compensation costs associated with the proposed employee transfer discussed above. The Company will continue to optimize all of its manufacturing capabilities with the objective of improving efficiency and flexibility.
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
As indicated above, as a result of recent decisions to stop investment in certain next generation FileTek products, we determined that intangible assets related to the product development of the next generation products were impaired. As mentioned above, we recorded an impairment charge of $2.9 million in the fourth quarter of fiscal 2014, which was recorded as cost of revenue. In the second quarter of fiscal 2015, we recorded an impairment charge of $1.1 million, impacting cost of revenue by $0.8 million and sales expense by $0.3 million. In addition, during the fourth quarter of fiscal 2015, the Company recorded a $0.1 million impairment charge impacting cost of revenue for other assets with an indefinite life as we no longer plan to utilize the asset for future product development.

Results of Operations
Summarized below are the results of our operations for fiscal 2015, 2014 and 2013.
Financial Highlights
Comparison of Fiscal 2015 and Fiscal 2014

•
Our total revenue decreased $8.7 million or 1.6% to $521.3 million in fiscal 2015 from $529.9 million in fiscal 2014. The decrease was due primarily to lower sales for our legacy cloud products as well as lower service revenue. The decrease in legacy cloud products is consistent with our strategic decision to withdraw from low margin commodity service infrastructure and to focus our investments in strategic areas of HPC, High Performance Data Analytics ("HPDA") and services. The decrease in our service revenue is due to the lower volume of products sold over the last few years requiring service needs, the timing of professional services provided. In addition, we experienced a decline in our support revenue associated with initial product sales as our customers refresh their technology to newer generation products. The warranty period for our products is generally one to three years, as such the amount of support and maintenance revenue is expected to be lower given that products are still under warranty. This decrease was partially offset by higher U.S. government and system integrators sales compared to the low levels that we experienced after the government shutdown in the fall of 2013. Since the beginning of fiscal 2015, we experienced an overall upward trend in revenue generated from the U.S. government and system integrators.

•
Our overall gross margin decreased by 0.3 percentage points from 26.1% in fiscal 2014 to 25.8% in fiscal 2015. The unfavorable change in gross margin was primarily driven by an unfavorable mix of product revenue to service revenue. This was offset by lower compensation expense resulting from reductions in headcount, lower impairment charges associated with our intangible assets, lower costs related to our previous plans to transition contract manufacturing to Jabil, as well as lower excess and obsolete inventory charges incurred during fiscal 2015. During fiscal 2014, we took excess and obsolete inventory charges of $5.4 million related to our withdrawal from the legacy cloud business and another product line. We also paid approximately $0.6 million to Jabil for certain assets that were purchased for the manage-in-place model as well as for costs associated with streamlining the manufacturing processes discussed above.

•
Our research and development and selling, general and administrative expenses decreased $23.4 million or 12.2% from $192.0 million in fiscal 2014 to $168.6 million in fiscal 2015. The decrease was attributed to the decline in compensation and related expenses due to reductions in headcount, lower severance as well as lower spending due to tight controls. These decreases were partially offset by higher share-based compensation expenses. In addition, during fiscal 2014, we took an impairment charge of $0.9 million associated with the proposed plan for Jabil to purchase SGI’s primary manufacturing facility, located in Chippewa Falls, Wisconsin and certain other manufacturing assets as discussed above.

•
On September 30, 2013 we acquired certain assets of FileTek for approximately $9.2 million in cash, expanding the Company's storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, we acquired FileTek's StorHouse and Trusted Edge software, worldwide customers, engineering team and services and support resources. As described above, during fiscal 2015, we made a decision to discontinue selling and supporting these products and determined that the remaining intangible assets related to this acquisition were impaired. We recorded an impairment charge of $1.1 million during 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million.

•
Total headcount as of June 26, 2015 was 1,110, which reflects a reduction of 56 employees from 1,166 as of June 27, 2014 due to our cost reduction and restructuring actions occurring over the last fiscal year.

•
During fiscal 2015, we incurred approximately $6.2 million of severance charges, associated with planned cost reductions primarily in Germany. During fiscal 2014, we incurred approximately $11.1 million of severance charges, associated with planned cost reductions primarily in the U.S.

•
We incurred restructuring expense of $0.1 million for fiscal 2015, as compared to $1.3 million for fiscal 2014 related to the fiscal 2012 restructuring action primarily focused on cost reductions in Europe.

•	We recognized approximately $1.7 million in other income associated with the sale of an investment in fiscal 2014.

•
We recognized a net loss for fiscal 2015 of $39.1 million compared to a net loss of $52.8 million in fiscal 2014. The $13.7 million decrease in net loss for fiscal 2015 compared to the comparable last fiscal year was primarily driven by reductions in operating expenses associated with the lower headcount as part of our cost reduction programs, as well as lower severance, excess and obsolete charges, impairment charges and contract manufacturing transition expenses. This was partially offset by higher interest expense primarily due to the new Term Loan, as well as a reduction in other income of $1.7 million associated with the sale of an investment that occurred during fiscal 2014 discussed above.

•	We continue to streamline our operations and size the business for profitability while continuing to invest in our more differentiated growth initiatives.
Comparison of Fiscal 2014 and Fiscal 2013

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

•	We recognized approximately $1.7 million in other income associated with the sale of an investment in fiscal 2014.

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

Net Revenue

	Fiscal Year Ended			2015 over 2014		2014 over 2013
	June 26, 2015	June 27, 2014	June 28, 2013	Change		Change
				$	%	$	%

Net revenue from products:	$376,294	$374,565	$590,689	$1,729	0.5%	$(216,124)	(36.6)%
As a percent of total net revenue	72.2%	70.7%	77.0%		1.5 ppts		(6.3) ppts
Net revenue from services:	144,965	155,381	176,538	(10,416)	(6.7)%	(21,157)	(12.0)%
As a percent of total net revenue	27.8%	29.3%	23.0%		(1.5) ppts		6.3 ppts
Total net revenue	$521,259	$529,946	$767,227	$(8,687)	(1.6)%	$(237,281)	(30.9)%
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
The following table presents revenue by geographic region for fiscal 2015, 2014 and 2013 (in thousands except percentages):

	Fiscal Year Ended			2015 over 2014		2014 over 2013
	June 26, 2015	June 27, 2014	June 28, 2013	Change		Change
				$	%	$	%
Americas	$323,785	$277,536	$496,508	$46,249	16.7%	$(218,972)	(44.1)%
As a percent of total net revenue	62.1%	52.4%	64.7%		9.7 ppts		(12.3) ppts
EMEA	73,311	116,071	134,152	$(42,760)	(36.8)%	(18,081)	(13.5)%
As a percent of total net revenue	14.1%	21.9%	17.5%		(7.8) ppts		4.4 ppts
APJ	124,163	136,339	136,567	$(12,176)	(8.9)%	(228)	(0.2)%
As a percent of total net revenue	23.8%	25.7%	17.8%		(1.9) ppts		7.9 ppts
Total revenue	$521,259	$529,946	$767,227	$(8,687)	(1.6)%	$(237,281)	(30.9)%
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.
Revenue generated in the Americas represented 62.1% of total revenue during fiscal 2015, or an increase of 9.7 percentage points, from 52.4% during fiscal 2014. The increase in revenue was due primarily to higher revenue from U.S. government and system integrator sales reflecting an upward trend from the significant reduction in federal spending after the government shutdown in the fall of 2013. This was offset by lower sales for our legacy cloud products.
Revenue generated in the Americas represented 52.4% of total revenue during fiscal 2014, or a decrease of 12.3 percentage points, from 64.7% during fiscal 2013. The decrease in revenue was due primarily to lower revenue from U.S. government and system integrator sales impacted by the spending freeze instituted by the federal government prior to its shutdown during the first quarter of fiscal 2014 and the after-effects which delayed funding for certain federal programs.

Our revenue mix by geography illustrates that we continue to have strong international presence representing 40.3%, 52.3% and 37.9%, of our total revenue during fiscal 2015, 2014 and 2013, respectively. For fiscal 2015, various agencies of the United States ("U.S.") government, excluding system integrators and one U.S. government system integrators contributed more than 10% of total revenue as customers. For fiscal 2014, various agencies of the United States government, excluding system integrators, were the only customers that contributed more than 10% of total revenue. For fiscal 2013, Amazon and various agencies of the United States government, excluding system integrators, were the only customers that contributed more than 10% of total revenue.
Cost of revenue and gross profit
Cost of revenue and gross profit for fiscal 2015, 2014 and 2013 were as follows (in thousands except percentages):

	Fiscal Year Ended			2015 over 2014		2014 over 2013
	June 26, 2015	June 27, 2014	June 28, 2013	Change		Change
				$	%	$	%
Total cost of revenue	$386,621	$391,539	$578,175	$(4,918)	(1.3)%	$(186,636)	(32.3)%

Total gross profit	$134,638	$138,407	$189,052	$(3,769)	(2.7)%	$(50,645)	(26.8)%

Total gross margin	25.8%	26.1%	24.6%		(0.3) ppts		1.5 ppts
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
Overall gross profit decreased by $3.8 million to $134.6 million in fiscal 2015 from $138.4 million in fiscal 2014 due to a decrease in revenue volume primarily related to lower sales for our legacy cloud products. This was partially offset by lower compensation and related expense due to the reduction in headcount. Our overall gross margin decreased to 25.8% in fiscal 2015 from 26.1% in fiscal 2014. The decrease in gross margins in fiscal 2015 compared to fiscal 2014 was primarily driven by an unfavorable mix of product revenue to service revenue. However, this was partially offset by higher overall gross margins as we withdrew from low margin commodity server infrastructure and focused on strategic areas of HPC, HPDA and service. We also benefited from lower compensation expense resulting from reductions in headcount, lower impairment charges associated with our intangible assets, lower costs related to our previous plans to transition contract manufacturing to Jabil, as well as lower excess and obsolete inventory charges incurred during fiscal 2015. During fiscal 2014, we took excess and obsolete inventory charges of $5.4 million related to our withdrawal from the legacy cloud business and another product line. We also paid approximately $0.6 million to Jabil for certain assets that were purchased for the manage-in-place model as well as for costs associated with streamlining the manufacturing processes discussed above.
Overall gross profit decreased by $50.6 million to $138.4 million in fiscal 2014 from $189.1 million in fiscal 2013 due to a decrease in revenue volume primarily related to lower sales for our legacy cloud products and U.S. government-related business. However, our overall gross margin increased to 26.1% in fiscal 2014 from 24.6% in fiscal 2013. The increase in gross margins in fiscal 2014 compared to fiscal 2013 was primarily driven by more favorable product mix due to our strategic decision to withdraw from low margin commodity server infrastructure and to focus our investments in strategic areas of HPC, HPDA, storage and services, as well as a higher mix of service revenue which typically generates higher gross margins. We also benefited from the decrease in compensation and related expenses due to the reductions in headcount. This was slightly offset by higher excess and obsolete inventory charges during fiscal 2014 compared to fiscal 2013 as a result of our strategic withdrawal from the legacy cloud business, higher costs incurred during fiscal 2014 associated with the plan and termination of the manage in place contract manufacturing model with Jabil and an impairment charge of $2.9 million for intangible assets related to our Storage business unit. In addition, during fiscal 2013, our gross margins were negatively impacted as a result of the low margin deals in Japan and Europe, impacting both our product and service margins.

Operating expenses
Operating expenses for fiscal 2015, 2014 and 2013 were as follows:

	Fiscal Year Ended			2015 over 2014		2014 over 2013
	June 26, 2015	June 27, 2014	June 28, 2013	Change		Change
				$	%	$	%
	(in thousands, except percentages)
Research and development	$53,206	$63,526	$60,611	$(10,320)	(16.2)%	$2,915	4.8%
Sales and marketing	61,544	72,681	78,730	(11,137)	(15.3)%	(6,049)	(7.7)%
General and administrative	53,861	55,796	54,317	(1,935)	(3.5)%	1,479	2.7%
Restructuring	116	1,251	9,048	(1,135)	(90.7)%	(7,797)	(86.2)%
Total operating expense	$168,727	$193,254	$202,706	$(24,527)	(12.7)%	$(9,452)	(4.7)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, facilities and information technology costs. During fiscal 2015, 2014 and 2013, we received $0.2 million, $1.0 million and $1.3 million, respectively, in third-party funding which offset a portion of our research and development expenses.
Research and development expense decreased $10.3 million or 16.2% to $53.2 million in fiscal 2015 from $63.5 million in fiscal 2014. We experienced lower compensation and related expenses of $6.7 million as a result of reduction in headcount and lower facilities and depreciation costs as well as lower severance costs of $3.2 million compared to the same period last year. This was partially offset by an increase in equipment, material and third party costs of $1.9 million incurred to support new product introductions and development activities.
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
Sales and marketing expense decreased $11.1 million or 15.3% to $61.5 million in fiscal 2015 from $72.7 million in fiscal 2014. This decrease was primarily due to a decrease in our compensation and related expenses of $7.0 million as a result of decreased headcount, as well as lower commission expense reflecting a change in the sales commission targets compared to last year. We also benefited from lower spending for travel and conferences and lower amortization of intangibles as assets become fully amortized. This was only slightly offset by an increase in severance expense related to our cost reduction program primarily impacting Germany. In addition, during fiscal 2015, as a result of a decision made to discontinue selling and supporting certain storage products, we recorded an impairment charge impacting sales expense by $0.3 million.
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
We will continue to deploy our sales and support organizations to focus on key vertical markets such as defense and strategic systems, weather and climate, physical sciences, life sciences, energy (including oil and gas), aerospace and automotive manufacturing, media and entertainment, semiconductor design, manufacturing, financial services, data centers and business intelligence and data analytics. In addition, we are also investing in our marketing functions in order to ensure that we are in markets and technologies that will provide us with growth in our target segments.
General and administrative. General and administrative expense consists primarily of personnel costs, legal and professional service costs, depreciation, share-based compensation, facilities and information technology costs.

General and administrative expense decreased $1.9 million or 3.5% to $53.9 million in fiscal 2015 from $55.8 million in fiscal 2014. This decrease was primarily due to a decrease in our compensation and related expenses of $2.5 million as a result of decreased headcount, decreased severance of $1.7 million as well as lower facility costs. This was partially offset by higher share-based compensation expense due to new grant awards and an increase in property taxes, as we received a $0.6 million property tax refund during fiscal 2014. We also incurred lower costs and charges associated with our previous plans to transition contract manufacturing transition to Jabil.
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
Restructuring. Total restructuring expense related to our restructuring actions was approximately $0.1 million, $1.3 million, and $9.0 million for fiscal 2015, 2014 and 2013, respectively. As a result of the restructuring actions taken in Europe, we incurred approximately $12.6 million of cumulative expense through June 26, 2015 including fiscal years 2012, 2013 and 2014). This restructuring action was complete as of December 26, 2014.
Total other income (expense), net
Total other income (expense), net for fiscal 2015, 2014 and 2013 was as follows:

	Fiscal Year Ended			2015 over 2014		2014 over 2013
	June 26, 2015	June 27, 2014	June 28, 2013	Change		Change
				$	%	$	%
	(in thousands, except percentages)
Interest expense, net	$(3,744)	$(117)	$(311)	$(3,627)	N.M.	$194	(62.4)%
Other income (expense), net	(872)	2,162	(1,478)	(3,034)	(140.3)%	3,640	(246.3)%
Total other income (expense), net	$(4,616)	$2,045	$(1,789)	$(6,661)	(325.7)%	$3,834	(214.3)%
N.M- Not meaningful
Interest expense, net. Interest expense, net primarily consists of interest expense relating to our Term Loan as well as interest earned on our interest-bearing investment accounts.
Other income (expense), net. Other income (expense), net consists primarily of foreign exchange losses as a result of the strengthening of the U.S. Dollar against the Euro, British Pound, Czech Koruna, Japanese Yen and Canadian dollar against the U.S. Dollar as well as gains or losses associated with other non-operating business activities. During fiscal 2014, we recorded $1.7 million of other income associated with a sale of an investment.
Income tax provision (benefit)
Income tax provision for fiscal 2015, 2014 and 2013 was as follows:

	Fiscal Year Ended			2015 over 2014		2014 over 2013
	June 26, 2015	June 27, 2014	June 28, 2013	Change		Change
				$	%	$	%
(in thousands, except percentages)
Income tax provision (benefit)	$440	$12	$(12,623)	$428	N.M.	$12,635	N.M.
N.M- Not meaningful

We recorded a tax provision of $0.4 million for fiscal 2015. Our tax expense for fiscal 2015 includes current and deferred tax expense primarily related to our foreign operations, current tax expense attributable to U.S. state income taxes, deferred tax expense related to amortization of acquired intangibles, and tax benefit for unrecognized tax benefits and related interest due to settlements and expiration of statutes of limitation. The effective tax rate differed from the combined U.S. federal and state statutory income tax rates for fiscal 2015 primarily due to unbenefited losses related to our U.S. valuation allowance and the foreign rate differential.
We recorded an immaterial amount of tax expense of for fiscal 2014. Our tax expense for fiscal 2014 includes current and deferred tax benefit primarily related to our foreign operations, current tax expense attributable to U.S. state income taxes, and tax expense for unrecognized tax benefits and related interest. We believe that it is more likely than not that majority of the deferred tax assets of our foreign subsidiaries will not be realized. As such, we recorded deferred tax benefit related to the release of valuation allowance for certain of our foreign subsidiaries. The effective tax rate differed from the combined U.S. federal and state statutory income tax rates for fiscal 2014 primarily due to current and deferred tax expense incurred by our foreign subsidiaries, a refund of foreign taxes paid, change in valuation allowance and a tax expense associated with unrecognized tax benefits and related interest.
We recorded a tax benefit of $12.6 million for fiscal 2013. Our tax benefit for fiscal 2013 includes current and deferred tax benefit primarily related to our foreign operations of $2.2 million, current tax expense attributable to the U.S. state income taxes of $0.2 million, and tax benefit of $10.6 million for unrecognized tax benefits and related interest. We believe that it is more likely than not that majority of the deferred tax assets of our foreign subsidiaries will not be realized. As such, we recorded deferred tax benefit of $0.5 million related to the release of valuation allowance for certain of our foreign subsidiaries. The effective tax rate differed from the combined U.S. federal and state statutory income tax rates for fiscal 2013 primarily due to domestic operating losses generated during the period from which we did not benefit, current and deferred tax expense incurred by our foreign subsidiaries, a refund of foreign taxes paid, and a tax benefit associated with unrecognized tax benefits and related interest.
As of June 26, 2015, we recorded a valuation allowance against the majority of our net deferred tax assets. Based on all available positive and negative evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. We continue to evaluate the future realization of our deferred tax assets. If our assessment of deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income tax expense during the period in which management makes the determination.
Segment Operating Performance
Commencing in the first quarter of fiscal 2015, the Company started managing its business primarily as two separate business units, Product and Service. The Company combined the Compute and Storage solutions into a single Product Business Unit. The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the Company's availability of separate financial information.
The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally allocated based on the type of products and services provided to our customers. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A portion of the segments' expenses arise from shared services and infrastructure that the Company provides to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development and other corporate infrastructure expenses. These corporate charges are allocated to the segments and are reassessed on a periodic basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The profitability of each of the segments is measured after excluding share-based compensation expenses, amortization and impairment of intangibles, restructuring charges, general and administration charges, other unallocated corporate charges and other items as management does not include this information in its measurement of the performance of the operating segments.
All historical segment numbers for fiscal 2014 and 2013 have been recast to conform to the fiscal 2015 business unit presentation.

Product:
Our product segment is comprised of our Compute and Storage solutions. Our product segment includes our scale-out computing, scale-up computing, software and cloud/web solutions. Compute solutions include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our Compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability. Our Storage solutions include both hardware and software offerings to address virtually every type of data storage and management requirement. Our Storage solutions are designed to provide extreme scale, broad flexibility, and to minimize the cost to store data.
Operating results for our product segment for fiscal 2015, 2014 and 2013 were as follow (in thousands except percentage):

	Fiscal Year Ended			2015 over 2014		2014 over 2013
	June 26, 2015	June 27, 2014	June 28, 2013	Change		Change
				$	%	$	%
Net revenue	$376,294	$374,565	$590,689	$1,729	0.5%	$(216,124)	(36.6)%

Operating (loss) profit	10,578	(146)	31,444	10,724	N.M.	(31,590)	(100.5)%

Operating margin	2.8%	—%	5.3%		2.8 ppts		(5.3) ppts
N.M- Not meaningful
Revenue for our product segment increased $1.7 million or 0.5% to $376.3 million in fiscal 2015 from $374.6 million during fiscal 2014. The slight increase in revenue in fiscal 2015 compared to fiscal 2014 was due primarily to an increase in revenue generated from the U.S. government and system integrators compared to the low levels that we experienced after the government shutdown in the fall of 2013. We have experienced an upward trend in revenue generated from the U.S. government and system integrators compared to the low levels that we experienced after the government shutdown. This increase was offset by the lower volume of our legacy cloud products and is consistent with our strategic decision to withdraw from low margin commodity service infrastructure and to focus our investments in strategic areas of HPC, High Performance Data Analytics and services.
Revenue for our product segment decreased $216.1 million or 36.6% in fiscal 2014 compared to $590.7 million in fiscal 2013. These decreases were primarily due as a result of lower sales for our legacy cloud products. This is consistent with our strategic decision to withdraw from low margin commodity server infrastructure and to focus our investments in strategic areas of HPC, High Performance Data Analytics, storage and service. In addition, we were also negatively impacted by the spending freeze instituted by the federal government prior to its shutdown during the first quarter of fiscal 2014 and the after-effects which delayed funding for certain federal programs.
Overall operating profit for our product segment increased by $10.7 million to an operating profit of $10.6 million in fiscal 2015 from $0.1 million operating loss in fiscal 2014. The increase in operating profit in fiscal 2015 compared to the last fiscal year was mainly driven by more favorable product mix as we withdrew from low margin commodity server infrastructure and focused on strategic areas of HPC, HPDA, and service. In addition, we benefited from lower operating expenses due to reductions in headcount resulting in lower compensation and related expenses as discussed above, lower commissions as well as tight spending controls.
Overall operating profit for our product segment decreased by $31.6 million to an operating loss of $0.1 million in fiscal 2014 from $31.4 million operating income in fiscal 2013. Gross margins in fiscal 2013 were negatively impacted as a result of low margin deals in Japan and EMEA as well as a higher mix of legacy cloud products, which historically generated lower gross margins. Gross margins in fiscal 2014, had a higher mix of third party products and ICE™-X products, which generally carry lower margins than our other product offerings in this segment. Although we benefited from our tight controls over our spending and reductions in headcount discussed above resulting in lower compensation and related expenses, as well as lower bonuses and commissions expense, these reductions were not enough to offset the relative fixed costs on significantly lower revenue volume, as well as higher operating expenses due to increased development in research and development in order to capitalize on software acquired as part of the recent FileTek acquisition, negatively impacting the segment results during the period.

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
Operating results for our Service segment for fiscal 2015, 2014 and 2013 were as follows (in thousands except percentage):

	Fiscal Year Ended			2015 over 2014		2014 over 2013
	June 26, 2015	June 27, 2014	June 28, 2013	Change		Change
				$	%	$	%
Net revenue	$144,965	$155,381	$176,538	$(10,416)	(6.7)%	$(21,157)	(12.0)%

Operating profit	57,513	60,412	58,805	(2,899)	(4.8)%	1,607	2.7%

Operating margin	39.7%	38.9%	33.3%		0.8 ppts		5.6 ppts
Our service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Revenue for our Service segment decreased $10.4 million or 6.7% to $145.0 million in fiscal 2015 from $155.4 million in fiscal 2014. The decrease compared to a year ago was primarily due to the lower volume of products sold requiring service needs and the timing of professional services provided. In addition, we experienced a decline in our support revenue associated with initial product sales as our customers refresh their technology to newer generation products. The warranty period for our products is generally one to three years, as such the amount of support and maintenance revenue is expected to be lower given that products are still under warranty.
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
Overall operating profit for our Service segment decreased by $2.9 million to $57.5 million operating income in fiscal 2015 from $60.4 million operating income in fiscal 2014. Despite the decrease in revenue, overall operating margin increased for our Service segment during fiscal 2015 compared to fiscal 2014 as we benefited from the reductions in headcount discussed above resulting in lower compensation and related expenses, lower spending associated with using third parties as well as tight expense controls.
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

Liquidity and Capital Resources
We had $67.2 million of cash and cash equivalents at June 26, 2015 compared with $109.3 million of cash and cash equivalents at June 27, 2014. As of June 26, 2015, we had $37.6 million of cash and cash equivalents that are held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity, maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence to our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At June 26, 2015, we had short-term and long-term restricted cash and cash equivalents of $4.4 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes and certain vendors to support payments in advance of delivery of goods and services.
On January 27, 2015, the Company entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million for a term of three and a half years bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and debt issuance costs of approximately $3.8 million, which was used to pay off the prior credit facility, as mentioned above, and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. All commitments under the December 2011 credit facility were terminated and the remaining outstanding balance of $15.0 million was repaid. As of June 26, 2015, the Company had an outstanding principal balance of $69.6 million on the Term Loan of which approximately $1.8 million was recorded as short-term debt in current liabilities. The Company was in compliance with all covenants under the Term Loan, as of June 26, 2015 and expects to be in compliance for the next 12 months.
We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing and collection from the customer. We believe our current cash and cash equivalents will be sufficient to fund working capital requirements, anticipated capital expenditures and other operations for the next twelve months. We do not anticipate paying dividends or repurchasing stock while the Term Loan is outstanding. See Note 15, Term Loan, for more information on the new Term Loan agreement.
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
The following is a summary of cash activity (in thousands):

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Consolidated statements of cash flows data:
Net cash (used in) provided by operating activities	$(97,186)	$(33,080)	$76,825
Net cash used in investing activities and acquisitions	(6,798)	(26,311)	(1,560)
Net cash provided by (used in) financing activities	65,512	(5,530)	(2,547)
Effect of exchange rate changes on cash and cash equivalents	(3,634)	(963)	(2,388)
Net (decrease) increase in cash and cash equivalents	$(42,106)	$(65,884)	$70,330

Operating Activities
Cash used in operating activities was $97.2 million for fiscal 2015. Our net loss was $39.1 million for fiscal 2015. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $11.2 million, share-based compensation expense of $14.5 million, impairment on acquired intangibles and long-lived assets of $1.2 million, and changes in deferred income taxes of $0.4 million. Net change in operating assets and liabilities was $85.4 million. The primary sources of cash in operating activity were driven by increases in deferred revenue and decreases in prepaid and other assets. The primary uses of cash in operating activities were increases in accounts receivables, inventory, and deferred costs of revenue, as well as decreases in accounts payables, accrued compensations, and other current and non-current liabilities for payments to our suppliers and vendors. The increase in inventory reflects the timing of purchases to meet demands of large sales contracts that we anticipate shipping over the next few quarters.
For fiscal 2015, inventory increased $44.0 million reflecting timing of customer shipments and acceptance for a number of our large sales contracts for which we had built up inventory during fiscal 2015 in order to meet customer demand. At June 26, 2015, there was $30.2 million of inventory at customer sites undergoing installation testing prior to customers acceptance, compared with $7.9 million at June 27, 2014. Accounts receivables increased $50.9 million reflecting the timing of revenue recognition and timing of collection of the trade receivables. Deferred cost also increased by $3.6 million primarily due to the timing and recognition of revenue for these large deals. We continue to receive milestone payments from our customers, improving our cash position. Accounts payables decreased $3.5 million and other liabilities and income taxes payable decreased $7.7 million. These decreases are primarily due to timing of purchases of inventory and payments to our suppliers. Additionally, accrued compensation decreased $1.8 million primarily due to lower bonuses and commissions and timing of payments. This was partially offset by an increase in deferred revenue of $21.4 million, primarily due to the timing of revenue recognition on sales transactions that were required to be recognized in accordance with our revenue recognition policy and a decrease in prepaid and other assets of $4.7 million. We continue our efforts to more closely align payments with customer receipts and as part of the efforts to manage our working capital more closely.
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
For fiscal 2014, inventory decreased $10.1 million reflecting timing of customer shipments and acceptance for a number of our large sales contracts for which we had built up inventory over the past few quarters in order to meet customer demand. Deferred cost also decreased by $8.4 million primarily due to the timing and recognition of revenue for these large deals. We continue to receive milestone payments from our customers, improving our cash position. Additionally, accounts payables increased $2.2 million and other liabilities increased $12.2 million. These increases are primarily due to timing of purchases of inventory and payments to our suppliers. This was partially offset by a decrease in deferred revenue of $14.6 million and an increase in accounts receivable of $13.0 million reflecting the timing of revenue recognition and timing of collection of the trade receivables. Additionally, accrued compensation decreased $8.4 million primarily due to lower bonuses and commissions and timing of payments. We continue our efforts to more closely align payments with customer receipts and as part of the efforts to manage our working capital more closely.
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
Investing Activities and Acquisition
Cash used in investing activities was $6.8 million in fiscal 2015, primarily due to purchases of property and equipment of $6.5 million and an increase in restricted cash and other investment activities of $0.3 million.
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
Financing Activities
Cash provided by financing activities was $65.5 million in fiscal 2015, primarily due to the proceeds from our new Term Loan of $70.0 million, proceeds from our line credit facility of $15.0 million, proceeds from the Japan line of credit of $2.5 million, issuance of stock under our employee stock purchase plan and stock option exercises of $3.9 million. This was offset by the repurchase of shares of our common stock of $4.2 million and the funding of restricted stock units withheld for taxes of $2.5 million. During fiscal 2015, we terminated and paid off the $15.0 million outstanding balance on our credit facility with the proceeds from our Term Loan and also paid debt issuance costs of $3.8 million and loan principal of $0.4 million.
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
During fiscal 2015, we repurchased approximately 471,000 shares of outstanding common stock for a total of approximately $4.2 million. During fiscal 2014 and 2013, we repurchased 897,400 and 197,622 shares of outstanding common stock for a total of approximately $11.0 million and $2.8 million, respectively. As of June 26, 2015, the Company had a remaining authorization of approximately $12.0 million for future share repurchases; however the new credit agreement signed in January 2015 restricts the ability of the Company to repurchase stock while borrowings under the agreement remain outstanding. SGI does not anticipate repurchasing stock while such debt is outstanding. See Note 15 Term Loan, for more information about the new Term Loan agreement.

We expect to continue to invest in the business including working capital, capital expenditures and operating expenses. We intend to fund these activities with our cash reserves, cash generated from operations, if any. Increases in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash resources.
Contractual Obligations and Commitments
The following are contractual obligations and commitments at June 26, 2015, associated with lease obligations and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$30,515	$6,362	$9,506	$6,552	$8,095
Purchase obligations	37,805	31,891	5,914	—	—
Term Loan principal and interest	91,592	9,871	16,929	64,792	—
Total	$159,912	$48,124	$32,349	$71,344	$8,095
Operating Leases—We lease certain real and personal property under non-cancelable operating leases. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses.
As of June 26, 2015, we had total outstanding commitments on non-cancelable operating leases of our real property of $29.8 million, of which $22.8 million related to our domestic leases. These domestic leases include our headquarters in Milpitas, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal 2024. The remainder of our domestic leases will expire in fiscal 2016 through 2022. The total outstanding commitment for non-cancelable international real property operating leases is $7.0 million. The total outstanding commitments included $5.0 million relating to our leased facility in Japan. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our leases in Japan, that generally provide for a two-year renewal option.
As of June 26, 2015, personal property under operating lease was comprised primarily of automobiles and office equipments. Total outstanding commitments under these leases were approximately $0.7 million at June 26, 2015.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through fiscal 2015. As of June 26, 2015, there was a remaining commitment of approximately $37.8 million, of which $31.9 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations.
Term Loan—On January 27, 2015, we entered into a new three and a half year credit agreement with an aggregate principal amount of $70.0 million. As of June 26, 2015, the Company had a $69.6 million outstanding principal balance owed on the Term Loan of which approximately $1.8 million was classified as short-term debt in current liabilities. See Note 15, Term Loan, for more information regarding the secured Term Loan.
Credit Facility—On December 5, 2011, the Company entered into a five-year senior secured credit facility in the aggregate principal amount of $25.0 million, as amended. The credit facility also included a $10.0 million letter of credit subfacility. See Note 16, Credit Facility, for more information about the credit facility.
During the second quarter of fiscal 2015, the Company drew down $15.0 million from the December 2011 credit facility bearing interest at 5.0% based on a base rate of 3.25% as of December 26, 2014 plus a margin of 1.75%. The Company paid off the $15.0 million outstanding balance on the December 2011 credit facility with the net proceeds received from the new Term Loan and terminated the December 2011 agreement in January 2015. See Note 15, Term Loan, for more information about the Term Loan.
Japan Line of Credit—On February 18, 2015, we entered into an unsecured unguaranteed line of credit with Mizuho Bank, Ltd. for 300 million yen at TIBOR plus 1% per annum. As of June 26, 2015, the outstanding balance of the Japan line of credit was equivalent to approximately $2.4 million.

Uncertain Tax Positions—As of June 26, 2015, the liability for uncertain tax positions was $1.6 million. As of June 26, 2015, the Company has accrued $7.3 million of interest and penalty associated with its uncertain tax positions. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.
Guarantees and Indemnifications—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at June 26, 2015 was $4.5 million, for which we have $4.4 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 26, 2015. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of June 26, 2015.
Off Balance Sheet Arrangements— As of June 26, 2015 we have a $2.0 million outstanding letter of credit from Wells Fargo bank to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of June 26, 2015.
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
Our critical accounting policies and estimates are as follows:

•	Revenue recognition;

•	Share-based compensation;

•	Inventory valuation;

•	Impairment of intangibles and long-lived assets;

•	Impairment of goodwill;

•	Retirement benefit obligations; and

•	Accounting for income taxes.
Revenue Recognition. We enter into sales contracts to deliver multiple products and/or services. A typical multiple-element arrangement includes product (which consist of hardware and software essential to the functionality of the hardware), customer support services and professional services. We also sell software products that are not essential to the functionality of the hardware as part of certain multiple-element arrangements. In addition to selling multiple-element arrangements, we also sell certain products and services on a stand-alone basis.

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
Service revenue. Service revenue includes customer support services, primarily hardware maintenance services and professional services. Professional services, which include consulting services and product integration services, are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are provided.
Multiple-element arrangements. Our multiple-element arrangements include products, customer support services and/or professional services. Certain multiple-element arrangements include software products integrated with the hardware (“Hardware Appliance”) and we provide unspecified software updates and enhancements to the software through our service contracts.
The Financial Accounting Standards Board ("FASB") amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. ASU 2009-13 amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE") and the best estimate of selling price ("BESP"). If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used.
We adopted the provisions of ASU 2009-13 and ASU 2009-14 on a prospective basis for new and materially modified arrangements originating after June 25, 2010. Pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services and/or professional services, we allocate revenue to each element based on the aforementioned selling price hierarchy. In multiple element arrangements where software is essential to the functionality of the products, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue.
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
Revenue and Cost of Revenue for Product and Service. For arrangements which include software licenses and undelivered post contract customer support ("PCS"), where the Company has not established VSOE of fair value of the undelivered element, revenue and the related cost of revenue from these arrangements have been deferred and recognized ratably over the PCS period and historically have been classified as combined product and service revenue and cost of revenue in the consolidated statements of operations. Revenue and cost of revenue for these types of arrangements are no longer material, as such, amounts are reported as revenue and cost of revenue for product or service. Amounts previously reported as combined product and service revenue and cost of revenue for fiscal years 2014 and 2013 have been reclassified to conform with fiscal year 2015.

Share-Based Compensation. We use the fair value method of accounting for share-based compensation arrangements, including grants of employee stock awards and purchases under an employee stock purchase plan. The fair values of our unvested stock awards are calculated based on the fair value of our common stock at the dates of grant, using the Black-Scholes option-pricing and Monte Carlo models, which requires the input of subjective assumptions. These assumptions include estimating the fair value of awards which include a targeted shareholder return performance metric, length of time employees will retain their vested stock awards before exercising them, the estimated volatility of our common stock over the expected term and the number of awards that will ultimately not vest (i.e. forfeitures).
We estimate the fair value of awards which include a targeted shareholder return performance metric using a Monte Carlo simulation method. Our assumptions on the estimated length of time employees will retain their vested stock awards before exercising them is based on examining our historical pattern of option exercises to determine if there were any discernible activity patterns based on certain employee populations. From this analysis, we identified two employee populations to which to apply the Black-Scholes model. We analyzed SGI's historical forfeiture rate and calculated forfeiture rate using a weighted average of the actual forfeitures as a percentage of average unvested options. We determined the implied volatility based on historical volatility of SGI's common stock. The estimated fair value of stock awards is expensed on a straight-line basis over the expected term of the grant. Compensation expense for purchases under the employee stock purchase plan is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.
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
Goodwill Impairment. We review goodwill for impairment annually during the fourth quarter of our fiscal year and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50%. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and goodwill is considered to be unimpaired. However, if, based on the qualitative assessment, we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process.

In step one, we determine the fair value of each reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. However, if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform step two of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.
The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, a discounted cash flow analysis. We estimate the expected future cash flows by reporting unit and then compare the carrying value including goodwill to the discounted future cash flows. This analysis requires judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume and revenue and expense growth rates. If our estimate of future operating results changes, or if there are changes to other assumptions, the estimate of the fair value could change significantly. Such change could result in impairment charges in future periods, which could have a material impact on our results of operations and financial position.
As discussed above, we complete our annual assessment at the end of the first month of the fourth quarter. As part of our analysis, we reconcile the computed fair values of our reporting units to our overall market capitalization and we concluded that there was significant headroom between the computed fair value of each of our reporting units and our net book value, and accordingly no impairment existed as of June 26, 2015. We also evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Although there was a decline in the market capitalization of the Company subsequent to the impairment test date we concluded that there were no triggering events as of June 26, 2015 which would require a formal impairment analysis of the carrying value of goodwill. Accordingly, we have not recognized any impairment of our goodwill in the accompanying financial statements.  We will continue to monitor our economic situation and the need to perform an impairment analysis in light of the volatility and downward pressure on our price per common share subsequent to June 26, 2015. To the extent that we conclude that there are any indicators of impairment prior to the date of our next annual goodwill impairment test, we will perform an impairment analysis and could record an impairment charge to write down goodwill in one or more of our reporting units to its fair value. If the results of that impairment testing confirm that a write down of goodwill is necessary, then we will record an associated charge. Any such charge could be significant and accordingly, would have a material impact on our financial position and results of operations, but would not be expected to have a material adverse effect on our financial covenants or cash flows from operations.
Retirement Benefit Obligations. Our defined benefit obligations and plan assets are dependent on various assumptions. Our major assumptions relate primarily to discount rates, rates of compensation growth and expected long-term rates of return on plan assets. Our discount rate assumption is based on current investment yields of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. The Company sponsors defined benefit plans in Germany and Japan, each plan has investments held by an insurance company. The expected long-term rate of return on assets is determined using the projected long-term rate of return estimated by the insurance company for its general fund for the defined benefit plan in Germany and based on historical portfolio results and target asset allocations, as well as the projected long-term rate of return based on the Japanese market for the defined benefit plan in Japan. The weighted-average rates used are set forth in Note 20 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. For fiscal 2015, the effect of rate changes in these assumptions does not result in a material change in the net periodic benefit cost.
Accounting for Income Taxes. The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is comprised primarily of future tax deductions, net operating loss carryovers and tax credit carryovers, is subject to significant judgment as to whether it is more likely than not that our deferred tax assets will be realized. In determining whether these deferred tax assets are realizable, we evaluate both positive and negative evidence. As of June 26, 2015, we have recorded a valuation allowance against the majority of our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily relating to net operating loss carryovers, tax credit carryovers, accrued expenses and other temporary differences.

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
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements, including our expected adoption dates and estimated effects on our consolidated financial statements.

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
Investment Risk
We invest our excess cash in various fixed-income securities and money market funds.  The primary objectives of our investment activities are to preserve principal and maintain short-term liquidity while maximizing the income we receive from our investments. The market value of these securities can vary depending upon prevailing interest rates, and if we were forced to liquidate our position in a security before its maturity date we could suffer loss of principal.  We also are exposed to credit and liquidity risk related to these securities.  If the issuer of a security were to default on its obligations, we would suffer loss of principal.  If there were disruptions in the pricing and trading of securities in the financial markets, it is possible that there would not be a liquid market for our securities, which could limit our ability to meet cash requirements.  To preserve principal and maintain short-term liquidity, our investment policy dictates that we maintain our portfolio of cash, cash equivalents, and investments in high credit quality, readily liquid securities of relatively short duration. Our portfolio of investments has a range of original maturities, which typically have average remaining maturities of less than two years.
We actively monitor market conditions and developments specific to the securities and security classes in which we invest. We believe that we take a conservative approach to investing our funds in that we invest only in highly-rated securities with relatively short maturities. While we believe we take prudent measures to mitigate investment related risks, such risks cannot be fully eliminated as there are circumstances outside of our control that could have a material adverse effect on our financial position.
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 26, 2015, our cash and cash equivalents of $67.2 million consisted primarily of cash and money market funds. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
Given the short term nature of our cash and cash equivalents, the risk of loss in fair value resulting from interest rate changes is minimal. At June 26, 2015, we had no interest rate forward contracts or options contracts.
The interest expense on outstanding cash borrowings under our credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows may be materially affected. As of June 26, 2015, we had $69.6 million outstanding under our Term Loan. A 1% increase or decrease in the interest rate, with all other variables held constant, would have impacted our interest expense by approximately $0.7 million per year.
Foreign Exchange Risk
As of June 26, 2015 and June 27, 2014, foreign currency cash accounts totaled $31.5 million and $75.6 million, respectively, primarily in Euros, British Pounds, Australian Dollars, Japanese Yen and Canadian dollars.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net in our consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Our balance sheet hedging strategy is intended to mitigate our currency exposures related to remeasuring monetary assets and liabilities by entering into foreign currency forward contracts that have maturities generally of six months or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts.  Additionally, our cash flow hedging strategy uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-USD cash flows to further mitigate the effect of exchange rate fluctuations for these currencies.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $3.1 million change in the value of our foreign currency cash accounts as of June 26, 2015.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silicon Graphics International Corp.
Milpitas, California

We have audited the accompanying consolidated balance sheets of Silicon Graphics International Corp. and subsidiaries (the "Company") as of June 26, 2015 and June 27, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 26, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Graphics International Corp. and subsidiaries as of June 26, 2015 and June 27, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 26, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 26, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 9, 2015

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Revenue
Product	$376,294	$374,565	$590,689
Service	144,965	155,381	176,538
Total revenue	521,259	529,946	767,227
Cost of revenue
Product	303,772	305,785	471,939
Service	82,849	85,754	106,236
Total cost of revenue	386,621	391,539	578,175
Gross profit	134,638	138,407	189,052
Operating expenses:
Research and development	53,206	63,526	60,611
Sales and marketing	61,544	72,681	78,730
General and administrative	53,861	55,796	54,317
Restructuring	116	1,251	9,048
Total operating expenses	168,727	193,254	202,706
Loss from operations	(34,089)	(54,847)	(13,654)
Interest expense, net	(3,744)	(117)	(311)
Other income (expense), net	(872)	2,162	(1,478)
Total other (expense) income, net	(4,616)	2,045	(1,789)
Loss before income taxes	(38,705)	(52,802)	(15,443)
Income tax provision (benefit)	440	12	(12,623)
Net loss	$(39,145)	$(52,814)	$(2,820)

Basic and diluted net loss per share:	$(1.13)	$(1.54)	$(0.09)

Shares used in computing basic and diluted net loss per share:	34,559	34,260	32,909
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013

Net loss	$(39,145)	$(52,814)	$(2,820)
Other components of comprehensive loss:
Unrecognized gain (loss) on defined benefit plans, net of zero tax	1,412	(940)	65
Change in unrealized gain (loss) on derivative instruments, net of zero tax	462	(1,738)	—
Amounts reclassified into earnings related to derivative instruments, net of zero tax	(783)	1,651	—
Foreign currency translation adjustment, net of zero tax	(2,472)	(710)	(736)
Other comprehensive loss	(1,381)	(1,737)	(671)
Total comprehensive loss	$(40,526)	$(54,551)	$(3,491)

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 26, 2015	June 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$67,191	$109,297
Current portion of restricted cash	2,109	2,273
Accounts receivable, net of allowance for doubtful accounts of $190 and $287 as of June 26, 2015 and June 27, 2014, respectively	118,219	72,076
Inventories	82,832	47,354
Deferred cost of revenue	12,108	12,180
Prepaid expenses and other current assets	17,547	19,802
Total current assets	300,006	262,982
Non-current portion of restricted cash	2,251	2,177
Property and equipment, net	38,480	34,584
Goodwill and intangible assets, net	11,303	13,207
Non-current portion of deferred cost of revenue	9,648	7,592
Other non-current assets	25,896	44,396
Total assets	$387,584	$364,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,677	$53,128
Accrued compensation	17,797	20,049
Short-term debt, net of unamortized debt issuance costs of $1,074	3,096	—
Current portion of deferred tax liabilities	45	15,846
Current portion of deferred revenue	96,473	78,675
Other current liabilities	33,135	37,814
Total current liabilities	199,223	205,512
Long-term debt, net of unamortized debt issuance costs of $2,232	65,581	—
Non-current portion of deferred revenue	43,781	45,422
Long-term income taxes payable	8,420	10,114
Retirement benefit obligations	9,330	12,931
Other non-current liabilities	7,871	8,807
Total liabilities	334,206	282,786
Commitments and contingencies (Note 24)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 37,225 shares and 36,173 shares issued and outstanding at June 26, 2015 and June 27, 2014, respectively	37	36
Additional paid-in capital	543,498	527,525
Treasury stock, at cost (2,315 shares at June 26, 2015 and 1,844 at June 27, 2014)	(22,899)	(18,677)
Accumulated other comprehensive loss	(5,269)	(3,888)
Accumulated deficit	(461,989)	(422,844)
Total stockholders’ equity	53,378	82,152
Total liabilities and stockholders’ equity	$387,584	$364,938
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 29, 2012	32,723,006	$33	(748,795)	$(4,912)	$484,461	$(1,480)	$(367,210)	$110,892
Net loss	—	—	—	—	—	—	(2,820)	(2,820)
Other comprehensive loss	—	—	—	—	—	(671)	—	(671)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	1,820,629	2	—	—	15,531	—	—	15,533
Repurchase of treasury stock	—	—	(197,622)	(2,780)	—	—	—	(2,780)
Issuance of restricted common stock	251,705	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	10,100	—	—	10,100
Balance at June 28, 2013	34,795,340	35	(946,417)	(7,692)	510,092	(2,151)	(370,030)	130,254
Net loss	—	—	—	—	—	—	(52,814)	(52,814)
Other comprehensive loss	—	—	—	—	—	(1,737)	—	(1,737)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	1,033,273	1	—	—	5,454	—	—	5,455
Repurchase of treasury stock	—	—	(897,400)	(10,985)	—	—	—	(10,985)
Issuance of restricted common stock	344,177	—	—	—	—	—	—	—
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	11,979	—	—	11,979
Balance at June 27, 2014	36,172,790	36	(1,843,817)	(18,677)	527,525	(3,888)	(422,844)	82,152
Net loss	—	—	—	—	—	—	(39,145)	(39,145)
Other comprehensive loss	—	—	—	—	—	(1,381)	—	(1,381)
Issuance of common stock under employee stock options and employee stock purchase plan, net of taxes	526,596	1	—	—	(2,081)	—	—	(2,080)
Repurchase of treasury stock	—	—	(471,219)	(4,222)	—	—	—	(4,222)
Issuance of restricted common stock	525,687	—	—	—	3,505	—	—	3,505
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	14,549	—	—	14,549
Balance at June 26, 2015	37,225,073	$37	(2,315,036)	$(22,899)	$543,498	$(5,269)	$(461,989)	$53,378

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,145)	$(52,814)	$(2,820)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,191	14,549	14,269
Share-based compensation	14,549	11,979	10,100
Release of liability for unrecognized tax benefits	—	—	(10,306)
Gain on sale of investment	(22)	(1,717)	—
Loss on settlement of pension plan	—	—	39
Impairment of investments and long-lived assets	1,230	4,554	189
Deferred income taxes	411	(191)	(473)
Other non-cash items, net	(15)	644	1,004
Changes in operating assets and liabilities:
Accounts receivable	(50,894)	(13,042)	35,292
Inventories	(43,971)	10,088	54,263
Deferred cost of revenue	(3,570)	8,396	36,258
Prepaid expenses and other assets	2,592	(5,794)	3,712
Other assets	2,138	(1,066)	(1,703)
Accounts payable	(3,526)	2,215	(17,319)
Accrued compensation	(1,846)	(8,384)	5,078
Other current liabilities	(3,097)	1,893	(1,063)
Deferred revenue	21,359	(14,582)	(46,348)
Income taxes payable	(1,849)	(147)	(1,287)
Other operating liabilities	(2,721)	10,339	(2,060)
Net cash (used in) provided by operating activities	(97,186)	(33,080)	76,825
CASH FLOWS FROM INVESTING ACTIVITIES AND ACQUISITIONS:
Purchases of property and equipment	(6,511)	(16,762)	(3,847)
Proceeds from sale of investment	22	1,717	—
Cash used in acquisition, net	—	(9,200)	—
Other investing activities	(309)	(2,066)	2,287
Net cash used in investing activities and acquisitions	(6,798)	(26,311)	(1,560)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	70,000	—	—
Payments of Term Loan	(438)	—	—
Payments for debt issuance costs	(3,760)	—	—
Proceeds from draw-down of credit facility	15,000	—	—
Payment of credit facility	(15,000)	—	(15,300)
Funding of restricted stock units withheld for taxes	(2,482)	(2,685)	(2,080)
Purchase of treasury stock	(4,222)	(10,985)	(2,780)
Proceeds from issuance of common stock upon exercise of stock options	445	3,858	14,169
Proceeds from issuance of common stock under employee stock purchase plan	3,461	4,282	3,444
Proceeds from draw-down of Japan line of credit	2,508	—	—
Net cash provided by (used in) financing activities	65,512	(5,530)	(2,547)
Effect of exchange rate changes on cash and cash equivalents	(3,634)	(963)	(2,388)
Net (decrease) increase in cash and cash equivalents	(42,106)	(65,884)	70,330
Cash and cash equivalents—beginning of period	109,297	175,181	104,851
Cash and cash equivalents—end of period	$67,191	$109,297	$175,181
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION
Income taxes refunded (paid)	$81	$114	$937
Cash paid for interest	$1,324	$136	$645
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$771	$368	$559
Inventory transfers to property and equipment	$6,368	$2,372	$4,318
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Silicon Graphics International Corp. ("SGI" or the "Company", "we", "us" or "our") is a global leader in high performance solutions for compute, data analytics and data management. We are focused on helping customers solve their most demanding business and technology challenges by delivering high performance computing, data management and data analytics solutions that accelerate time to discovery, innovation and profitability.
The Company develops, markets and sells a broad line of low cost, mid-range and high-end scale-out and scale-up servers, differentiating software and designed-to-order solutions for large-scale deployments, coupled with global support and highly experienced professional services. SGI solutions are designed to deliver high impact results with lower total cost of ownership and to achieve industry-leading speed, scale and efficiency.
The Company's solutions are utilized by scientific, business and government communities to fulfill highly compute intensive application needs in petascale and exascale environments. Delivering industry-leading computing power and fast and efficient data movement, both within the computing system and to and from large-scale data storage and data management installations, SGI systems enable customers to access, analyze, transform, manage and visualize information in real and near real-time. The vertical markets the Company serves include the federal government, defense and strategic systems, weather and climate, physical and life sciences, energy (including oil and gas), aerospace, automotive manufacturing, internet, financial services, education and research institutions and media and entertainment. The Company's headquarters is located in Milpitas, California and its sole manufacturing facility is located in Chippewa Falls, Wisconsin.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented.
Fiscal Year-End. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Fiscal years 2015, 2014, and 2013 were all comprised of 52 weeks and ended on June 26, 2015 ("fiscal 2015"), June 27, 2014 ("fiscal 2014"), and June 28, 2013 ("fiscal 2013'), respectively.
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
Revenue Recognition. The Company enters into sales contracts to deliver multiple products and/or services. A typical multiple-element arrangement includes product (which consist of hardware and software essential to the functionality of the hardware), customer support services and professional services. The Company also sells software products that are not essential to the functionality of the hardware as part of certain multiple-element arrangements. In addition to selling multiple-element arrangements, the Company also sells certain products and services on a stand-alone basis.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service revenue. Service revenue includes customer support services, primarily hardware maintenance services and professional services. Hardware maintenance services is deferred and recognized over the contractual period or as services are rendered to the customer. Professional services, which include consulting services and product integration services, are offered under time and material or fixed fee-based contracts or as part of multiple-element arrangements. Professional services revenue is recognized as services are completed.
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
The Financial Accounting Standards Board ("FASB") amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-14 amends industry specific revenue accounting guidance for software and software related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. ASU 2009-13 amends the accounting for multiple-element arrangements to provide guidance on how the deliverables in an arrangement should be separated. ASU 2009-13 also requires an entity to allocate revenue using the relative selling price method. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE") and the best estimate of selling price ("BESP"). If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue and Cost of Revenue for Product and Service. For arrangements which include software licenses and undelivered post contract customer support ("PCS"), where the Company has not established VSOE of fair value of the undelivered element, revenue and the related cost of revenue from these arrangements are deferred and recognized ratably over the PCS period and historically have been classified as combined product and service revenue and cost of revenue in the consolidated statements of operations. Revenue and cost of revenue for these types of arrangements are no longer material and, as a result, amounts are reported as revenue and cost of revenue for product or service. Amounts previously reported as combined product and service revenue and cost of revenue for fiscal years 2014 and 2013 of $22.3 million and $63.7 million, respectively, have been reclassified to conform with fiscal year 2015.
Shipping and Handling Costs. Shipping and handling costs are classified as a component of cost of revenue. Invoices to customers for shipping and handling costs are recorded as revenue.
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
Advertising. Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations. Advertising expenses were immaterial in fiscal 2015, 2014 and 2013.
Share-Based Compensation. The Company uses the fair value method of accounting for share-based compensation arrangements. Share-based compensation arrangements currently include stock options granted, restricted shares issued (“RSAs”), restricted stock unit awards granted (“RSUs”), time-based RSUs and performance-based RSUs (“executive PSUs”) and purchases of common stock by the Company’s employees under the employee stock purchase plan ("ESPP"). The fair values of stock options and ESPP awards are estimated using the Black-Scholes option-pricing model. The fair value of RSU awards is determined based on the fair value of the stock on the date of grant, other than the executive PSU awards, which include a targeted shareholder return as a performance metric, whose value is determined using a Monte Carlo simulation model. The estimated fair value of stock options, RSUs and PSUs is expensed on a straight-line basis over the vesting term of the grant. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.
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
Foreign Currency Transactions. The functional currency of the Company's foreign subsidiaries is the U.S. dollar, except for its Japanese subsidiary. Accordingly, all monetary assets and liabilities and revenue and expenses of the foreign subsidiaries, except for the Japanese subsidiary, are remeasured into U.S. dollars at the exchange rates in effect at the reporting date. Nonmonetary assets and liabilities are remeasured at historical rates. The functional currency of its Japanese subsidiary is the Japanese Yen. Accordingly, all amounts related to this subsidiary are translated at exchange rates in effect during each reporting period. The foreign currency gains and losses are included as a component of other income (expense), net in the accompanying consolidated statements of operations.

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
As a result of the Company's significant international operations, the Company is subject to risks associated with fluctuating exchange rates. The Company uses derivative financial instruments, principally foreign currency exchange forward contracts, to attempt to minimize the impact of exchange rate movements on our subsidiaries’ and consolidated balance sheets and operating results. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. These programs reduce, but do not entirely eliminate, the impact of currency exchange movements. The maturities of these instruments are generally less than one year.
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
Accounts Receivable. Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable have been reduced by an estimated allowance for doubtful accounts, which is management’s best estimate of the amount of probable credit losses in existing accounts receivable. Among other factors, management determines the allowance based on customer specific experience.
Concentration of Credit Risk. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains cash and cash equivalents with high credit quality financial institutions. The Company derives a significant portion of its revenue from a limited number of individual customers spread globally. The Company also derives revenue from several large customers in different industries and geographies. If the financial condition or results of operations of any one of the large customers deteriorates substantially, the Company’s operating results could be adversely affected. To reduce credit risk, the Company's management performs ongoing credit evaluations of the financial condition of significant customers. The Company generally does not require collateral and maintains reserves for probable credit losses on customer accounts.
Inventories. Inventories are stated at the lower of standard cost or market: standard cost, approximates cost determined on a first-in, first-out basis. The Company assesses the value of inventory on a quarterly basis based upon estimates about future demand and actual usage. To the extent that the Company determines that it is holding excess or obsolete inventory, it writes down the value of its inventory to its net realizable value. Such write downs are reflected in cost of revenue. If the inventory value is written down to its net realizable value and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold either as a component of a system or as separate inventory.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Property and Equipment. Property and equipment is stated at cost, net of accumulated depreciation and amortization. Equipment includes Company-built inventory used as demonstration equipment. Equipment and capitalized software are depreciated on a straight-line basis over their estimated useful lives, generally two to seven years. Buildings are depreciated on a straight-line basis over their estimated useful life, generally 24 to 40 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets, or the original lease term.
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
Goodwill Impairment. The Company reviews goodwill for impairment annually during the fourth quarter of our fiscal year and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50%. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and goodwill is considered to be unimpaired. However, if, based on the qualitative assessment, the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed with performing the two-step process.
In step one, the Company determines the fair value of each reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. However, if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform step two of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference.
The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. The Company estimates the expected future cash flows by reporting unit and then compare the carrying value including goodwill to the discounted future cash flows. This analysis requires judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume and revenue and expense growth rates. If the estimate of future operating results changes, or if there are changes to other assumptions, the estimate of the fair value could change significantly. Such change could result in impairment charges in future periods, which could have a material impact on the Company's results of operations and financial position.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Deferred Revenue and Deferred Cost of Revenue. Deferred revenue is recorded when products or services provided are invoiced prior to completion of the related performance obligations and is recognized as revenue ratably over the PCS period. The Companys more broadly requires advance and milestone payments for certain larger projects that would otherwise involve a significant lag between payments to our vendors and final acceptance of our products. These advance and milestone payments are recorded as deferred revenue and are recognized when all revenue recognition criteria have been met. Deferred revenue also includes revenue deferred for arrangements which include hardware appliances or arrangements where the undelivered element is PCS for arrangements that were entered into prior to the fiscal 2011 adoption of ASU 2009-13 and ASU 2009-14.
Deferred cost of revenue primarily consists of product costs related to revenue deferred in accordance with the Company’s revenue recognition policy. Deferred revenue and associated deferred cost of revenue, expected to be realized within one year are classified as current liabilities and current assets, respectively, on the accompanying consolidated balance sheets.
Retirement Benefit Obligations. The Company recognizes the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or liability in the accompanying consolidated balance sheets. Changes in the funded status are recognized through accumulated other comprehensive loss, a component of stockholder’s equity, in the year in which the changes occur.
Income Taxes. The Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for temporary differences between financial reporting basis and tax basis of assets and liabilities and operating loss and tax credit carry forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted statutory tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.
The Company is subject to audits and examinations of tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes.
Recently Issued Accounting Standards.
Technical Corrections and Improvements. In June 2015, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2015-10, " Technical Corrections and Improvements," which covers a wide range of Topics in the Codification. The amendments in ASU 2015-10 include changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in ASU 2015-10 are effective for all entities for fiscal years and interim periods within those fiscal year, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. The Company is currently evaluating the effects, if any, which the adoption of this guidance will have on the Company’s consolidated financial statements.
Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. In April 2015, the FASB issued ASU 2015-04, "Compensation-Retirement Benefits-Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Asset," which permits the entity with a fiscal year-end that does not coincide with a month-end, to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year for all plans. The amendments in ASU 2015-04 are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance will be effective for the Company in fiscal 2017. The Company is currently evaluating the effects, if any, which the adoption of this guidance will have on the Company’s consolidated financial statements.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which provides a more simplified presentation of debt issuance costs than under existing U.S. GAAP. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The amendments in ASU 2015-03 are effective for financial statements issued for fiscal year beginning after December 15, 2015, and interim periods within those fiscal years with early application permitted. The Company adopted this guidance as of June 26, 2015 and is currently reporting debt, net of debt issuance costs as of June 26, 2015. We did not have any outstanding debt as of June 27, 2014.
Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early application not permitted. This guidance will be effective for the Company in fiscal 2019.
Reporting of Discontinued Operations and Disclosures of Disposals of Component of an Entity. In April 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which provides a narrower definition of discontinued operations than under existing U.S. GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. The amendments in ASU 2014-08 are effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods, with early application permitted. This guidance will be effective during the Company's first quarter of fiscal 2016. The adoption of this standard is not expected to have a significant effect on the Company's condensed consolidated statements of operations.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FINANCIAL INSTRUMENTS AND FAIR VALUE
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	June 26, 2015
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Pension investments held by insurance companies - German Plan	2,222	—	2,222	—	2,222
Pension investments held by insurance companies - Japan Plan	2,539	—	2,539	—	2,539
Derivative assets	6,467	—	6,467	—	6,467
Total assets measured at fair value	$11,358	$130	$11,228	$—	$11,358
Derivative liabilities	$5,443	$—	$5,443	$—	$5,443
Total liabilities measured at fair value	$5,443	$—	$5,443	$—	$5,443

	June 27, 2014
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Pension investments held by insurance companies - German Plan	2,706	—	2,706	—	2,706
Pension investments held by insurance companies - Japan Plan	2,918	—	2,918	—	2,918
Derivative assets	1,092	—	1,092	—	1,092
Total assets measured at fair value	$6,846	$130	$6,716	$—	$6,846
Derivative liabilities	$3,019	—	3,019	—	$3,019
Total liabilities measured at fair value	$3,019	$—	$3,019	$—	$3,019

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during both fiscal 2015 and fiscal 2014. The Company's cash equivalents, consisting primarily of money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
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
The fair values of accounts receivable, accounts payable, accrued liabilities and borrowings under short-term credit lines due within one year approximates their carrying values because of their short-term nature. The fair value of our Term Loan was approximately $70.6 million as June 26, 2015 and are classified within Level 2 of the fair value hierarchy. Other non-current assets include life insurance contracts related to our pension plans: these life insurance contracts are carried at cash surrender values, which due to their ability to be converted to cash at that amount, approximate their fair values.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company does not have any assets or liabilities measured at fair value on a non-recurring basis as of June 26, 2015 and June 27, 2014.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DERIVATIVES
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As part of the Company's risk management strategy, the Company uses derivative instruments, primarily forward contracts to hedge economic exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
Beginning in fiscal 2014, the Company implemented a cash flow hedging strategy to protect anticipated non-functional currency revenue and expenses. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-U.S. Dollar ("USD") cash flows. In general, these foreign exchange contracts, carried at fair value, have maturities between one and twelve months. As of June 26, 2015, the Company has 12 open hedges in an aggregate notional amount in USD equivalent to approximately $57.7 million. The Company currently designates hedges for the Euro, Czech Koruna, British Pound and the Australian Dollar. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. All amounts related to gains / losses on designated hedges, currently in accumulated other comprehensive income ("AOCI") are expected to be reclassified into earnings over the next 12 months.
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
Balance Sheet Hedges
Additionally, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities. As of June 26, 2015, the Company has 11 open non-designated hedges in an aggregate USD-equivalent notional amount of approximately $1.8 million.
The before tax effect of derivative instruments for foreign exchange contracts designated as hedging instruments and non-designated hedging instruments in our condensed consolidated statement of operations was as follows (in thousands):

		Fiscal Year Ended
	Location	June 26, 2015	June 27, 2014	June 28, 2013
Designated Derivatives
Cash Flow Hedges:
Foreign exchange contracts (Effective portion)	Amount recognized in AOCI	$462	$(1,738)	$—
Foreign exchange contracts (Effective portion)	Net revenues	1,590	(2,539)	—
Foreign exchange contracts (Effective portion)	Operating expenses	(807)	888	—
Foreign exchange contracts (Effective portion)	Other income (expense), net	(138)	115	—
Total		$1,107	$(3,274)	$—
Non-designated Derivatives
Foreign exchange contracts	Other income (expense), net	$1,778	$(1,431)	$(496)
Total		$1,778	$(1,431)	$(496)

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's use of derivative instruments exposes it to non-performance risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions, which are selected based on their credit ratings and other factors. The Company has established policies and procedures for mitigating non-performance risk that include establishing counterparty credit limits, monitoring credit exposures and continually assessing the creditworthiness of counterparties. Therefore the Company does not consider counterparty non-performance risk a material risk at this time.
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net assets position as of June 26, 2015, was $1.0 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of June 26, 2015.
As of June 26, 2015, the Company has designated derivatives with notional values of approximately $57.7 million and non-designated derivatives with notional values of approximately $1.8 million in Euro, Czech Koruna, British Pound and Australian Dollar.
Derivative instruments are subject to master netting arrangements and are disclosed gross in the statement of financial position. The gross fair values and location of derivative instruments included in the condensed consolidated statement of financial position as of June 26, 2015 and June 27, 2014 were as follows (in thousands):

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
As of June 26, 2015
Derivatives
Foreign currency forward contracts	$6,467	$—	$—	$(5,443)	$—	$1,024
Total	$6,467	$—	$—	$(5,443)	$—	$1,024
As of June 27, 2014
Derivatives	$1,092	$—	$—	$(1,092)	$—	$—
Foreign currency forward contracts	$1,092	$—	$—	$(1,092)	$—	$—

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
As of June 26, 2015
Derivatives
Foreign currency forward contracts	$(5,443)	$—	$—	$5,443	$—	$—
Total	$(5,443)	$—	$—	$5,443	$—	$—
As of June 27, 2014
Derivatives	$(3,019)	$—	$—	$1,092	$—	$(1,927)
Foreign currency forward contracts	$(3,019)	$—	$—	1,092	$—	$(1,927)

The gross fair value and location of derivative instruments held in the condensed consolidated statement of financial position as of June 26, 2015 and June 27, 2014 were as follows (in thousands):

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
Location	June 26, 2015	June 27, 2014	Location	June 26, 2015	June 27, 2014

Designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	$167	$88	Other current liabilities	$628	$209
Non- designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	6,300	1,004	Other current liabilities	4,815	2,810

Total derivatives	$6,467	$1,092		$5,443	$3,019

See Statement of Comprehensive Loss and Note 3 for more information regarding derivatives.

5. INVENTORIES
Inventories consist of the following (in thousands):

	June 26, 2015	June 27, 2014
Finished goods	$36,772	$13,700
Work in process	25,562	10,795
Raw materials	20,498	22,859
Total inventories	$82,832	$47,354

Finished goods include inventory at customer sites undergoing installation testing prior to customer acceptance; such amounts were $30.2 million at June 26, 2015 and $7.9 million at June 27, 2014.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	June 26, 2015	June 27, 2014
Value-added tax receivable	$5,179	$9,611
Derivatives (see Note 4)	6,467	1,092
Prepaid taxes	178	1,011
Other prepaid and current assets	5,723	8,088
Total prepaid expenses and other current assets	$17,547	$19,802

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	Estimated Useful Life	June 26, 2015	June 27, 2014
Land	N/A	$768	$768
Building	24-40	14,004	13,705
Computer equipment and software	2-6	44,497	37,254
Manufacturing equipment	2-7	7,002	7,389
Leasehold improvements	2-10	12,601	12,615
Furniture and fixtures	2-7	1,578	1,391
Vehicles	5	40	40
Construction in progress	N/A	4,620	495
		85,110	73,657
Less accumulated depreciation and amortization		(46,630)	(39,073)
Total property and equipment, net		$38,480	$34,584
Depreciation and amortization expense for fiscal 2015, 2014 and 2013 was $10.6 million, $10.7 million and $10.6 million, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. GOODWILL AND INTANGIBLE ASSETS, NET
The goodwill balances and the movements in fiscal 2015 and 2014 for each of our reportable segments are shown in the table below (in thousands):

	Product	Service	Total
Goodwill as of June 28, 2013	$455	$1,076	$1,531
Goodwill arising from acquisitions	7,053	—	7,053
Goodwill as of June 27, 2014	$7,508	$1,076	$8,584
Goodwill arising from acquisitions	—	—	—
Goodwill as of June 26, 2015	$7,508	$1,076	$8,584
The Company reviews goodwill for impairment annually in the fourth quarter of its fiscal year, or more frequently if impairment indicators arise. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using the income approach that uses discounted cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Based on the Company's annual assessment no impairment was recorded for fiscal 2015, 2014 and 2013.
Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 26, 2015
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(7,300)	$—
Purchased technology	5	12,200	(11,600)	600
Customer backlog	(a)	10,540	(10,388)	152
Trademark/trade name portfolio	5	3,767	(3,767)	—
Patents and other	(b)	2,097	(130)	1,967
Total		$35,904	$(33,185)	$2,719

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 27, 2014
		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5	$7,300	$(6,975)	$325
Purchased technology	5	12,200	(10,406)	1,794
Customer backlog	(a)	10,540	(10,215)	325
Trademark/ trade name portfolio	5	3,767	(3,685)	82
Patents and other	(b)	2,297	(200)	2,097
Total		$36,104	$(31,481)	$4,623

(a)	The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset.

(b)	Includes in-process Research and Development for which amortization has not commenced.
Intangible assets amortization expense was $0.6 million, $3.8 million and $3.7 million in fiscal 2015, 2014 and 2013, respectively.
The Company reviews the carrying values of long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the assets.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of a decision made in the fourth quarter of fiscal 2014 to stop investment in certain next generation FileTek products (see Note 25), the Company determined that intangible assets related to the product development of these next generation products were impaired. The Company recorded an impairment charge of $2.9 million in fiscal 2014, which was recorded as a cost of revenue. During the second quarter of fiscal 2015, the Company decided to cease selling and supporting these products acquired as part of the FileTek acquisition and determined that the remaining intangible assets related to this acquisition were impaired. The Company recorded an impairment charge of $1.1 million in fiscal 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million. Also see Note 25, Acquisitions.
In addition, during the fourth quarter of fiscal 2015, the Company recorded a $0.1 million impairment charge impacting cost of revenue for in-process Research and Development as the Company no longer plans to utilize the asset for future product development.
No impairment of intangible assets was recorded in fiscal 2013.
As of June 26, 2015, expected amortization expense for all intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2016	$393
2017	359
Total amortization	$752

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OTHER NON-CURRENT ASSETS
Other assets consist of the following (in thousands):

	June 26, 2015	June 27, 2014
Long-term service inventory	$16,015	$15,969
Restricted pension plan assets (see Note 20)	6,726	8,242
Deferred tax assets	758	16,663
Long-term refundable deposits	1,763	2,895
Other assets	634	627
Total other assets	$25,896	$44,396

10. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	June 26, 2015	June 27, 2014
Accrued sales and use tax payable	$8,670	$15,033
Accrued professional services fees	3,597	3,421
Accrued warranty, current portion (see Note 12)	3,402	4,216
Accrued restructuring and severance	2,239	2,741
Derivatives (see Note 4)	5,443	3,019
Other	9,784	9,384
Total other current liabilities	$33,135	$37,814

11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	June 26, 2015	June 27, 2014
Accrued warranty, non-current portion (see Note 12)	$1,374	$1,828
Deferred rent	5,526	6,312
Other	971	667
Total other non-current liabilities	$7,871	$8,807

12. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, is as follows (in thousands):

	June 26, 2015	June 27, 2014
Balance at beginning of period	$6,044	$5,622
Current period accrual	3,033	3,301
Warranty expenditures charged to accrual	(4,363)	(3,790)
Changes in accrual for pre-existing warranties	62	911
Balance at end of period	$4,776	$6,044

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RESTRUCTURING AND SEVERANCE ACTIVITY
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
Total expense for all restructuring actions was $0.1 million, $1.3 million, and $9.0 million for fiscal 2015, 2014 and 2013, respectively. The restructuring expense is included in operating expenses in the accompanying consolidated statement of operations. As of June 26, 2015, there was no restructuring liability balance remaining for this restructuring action.
Total cumulative expense incurred in connection with this restructuring plan was $12.7 million.
Activity in accrued restructuring for the fiscal 2012 restructuring action was as follows (in thousands):

Employee Terminations
Balance at June 28, 2013	$2,417
Costs incurred	1,251
Cash payments	(3,399)
Balance at June 27, 2014	$269
Costs incurred	116
Cash payments	(385)
Balance at June 26, 2015	$—

Severance Activity
During fiscal 2015, the Company incurred approximately $6.2 million of severance charges, associated with planned cost reductions primarily in Germany. During fiscal 2014 and 2013, the Company incurred approximately $11.1 million and $4.9 million of severance charges, respectively, associated with planned cost reductions primarily in the U.S and Japan. As of June 26, 2015, the remaining liability for these cost reduction programs was approximately $2.2 million.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SHORT-TERM DEBT
As of June 26, 2015, the Company's short-term debt includes the current portion of the outstanding balance of $69.6 million Term Loan with Morgan Stanley Senior Funding, Inc. and Tennenbaum Capital Partners, LLC of $0.7 million net of unamortized debt issuance costs of $1.1 million and an unsecured unguaranteed line of credit with Mizuho Bank, Ltd. for 300 million yen at TIBOR plus 1% per annum, equivalent to approximately $2.4 million. See Note 15, Term Loan, for more information about the Term Loan.

15. TERM LOAN
On January 27, 2015, the Company entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and debt issuance costs of approximately $3.8 million, which was used to pay off the prior credit facility and provide cash and cash equivalents to fund working capital requirements, capital expenditures and operations. The Company was in compliance with all covenants under the Term Loan, as of June 26, 2015.
Pursuant to the Term Loan, certain wholly-owned domestic subsidiaries of the Company (the “Guarantors”) have guaranteed the obligations of the Company under the Term Loan. The Term Loan and related loan documents replaced the Company’s prior Credit Agreement dated December 5, 2011, by and among the Company, certain lenders party thereto, and Wells Fargo Capital Finance, LLC, as administrative agent (as amended from time to time, the “Prior Credit Facility”). All commitments under the Prior Credit Facility were terminated and all borrowings thereunder were repaid, effective January 27, 2015. The remaining obligations of Company and guarantor party to the Prior Credit Facility and related loan documents are limited to certain remaining contingent indemnification obligations under such facility. See Note 16, Credit Facility, for more information about the Prior Credit Facility.
The Term Loan and related loan documents contain covenants that limit the ability of the Company and certain of its subsidiaries, among other things, to:

•	issue any preferred stock;

•	incur or guarantee indebtedness;

•	create, incur, assume, or permit liens to exist;

•	consummate asset sales, acquisitions or mergers;

•	dispose of property;

•	pay dividends or repurchase stock;

•	make investments;

•	enter into transactions with affiliates; or

•	enter into or permit certain type of agreements to exist.
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
The Company may not prepay the loan during the first year and may only prepay the loan during the second year at a premium. After such time, the Company may prepay the loan without penalty.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 26, 2015, the Company had an outstanding principal balance of which was classified as follows:

	Term Loan
	Long-Term	Short-Term	Total
	(in thousands)

Principal amount	$67,813	$1,750	$69,563
Less unamortized debt issuance costs	(2,232)	(1,074)	(3,306)
	$65,581	$676	$66,257

16. CREDIT FACILITY
On December 5, 2011, the Company entered into a five-year senior secured credit facility in the aggregate principal amount of $25.0 million, as amended. The credit facility includes a $10.0 million letter of credit subfacility.
During the second quarter of fiscal 2015, the Company drew down $15.0 million from the December 2011 credit facility bearing interest at 5.0% based on a base rate of 3.25% as of December 26, 2014 plus a margin of 1.75%. The Company paid off the $15.0 million outstanding balance on the December 2011 credit facility with the net proceeds received from the new Term Loan and terminated the December 2011 agreement in January 2015. See Note 15, Term Loan, for more information about the Term Loan.

17. SHARE-BASED COMPENSATION
Share-Based Compensation Plans
In 2005, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2005 Equity Incentive Plan (“2005 Plan”), 2005 Non-Employee Directors’ Stock Option Plan ("2005 Director Plan") and 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”). As of June 26, 2015, the aggregate number of shares of common stock available for grant under each plan is 0, 0 and 2,135,225 shares, respectively. The remaining 312,877 shares available for grant under the 2005 Plan were transferred to the 2014 Omnibus Incentive Plan. During fiscal 2013, the number of shares authorized for issuance under each Plan was increased by 886,075 shares, 0 shares and 51,653 shares, respectively. During fiscal 2014, the number of shares authorized for issuance under each Plan was increased by 798,805 shares, 0 shares and 365,263 shares, respectively. During fiscal 2015, the number of shares authorized for issuance under each Plan was increased by 0 , 0 and 2,000,000 shares, respectively.
The Company’s Board of Directors adopted the 2006 New Recruit Equity Incentive Plan (“New Recruit Plan”) in January 2006 which allows the Company to grant non-statutory stock awards to newly hired employees as an inducement to join the Company. No grants may be made under the New Recruit Plan to persons who are continuing employees or directors. The New Recruit Plan provides for the grant of the following stock awards: (i) non-statutory stock options, (ii) stock purchase awards, (iii) stock bonus awards, (iv) stock appreciation rights, (v) stock unit awards and (vi) other stock awards. As of June 26, 2015, the number of shares of common stock available for grant under the 2006 Plan is 293,339 shares. There have been no increases in the total shares of common stock reserved for the New Recruit Plan during fiscal 2015, 2014 and 2013. The exercise price of each non-statutory stock option shall be not less than 100% of the fair market value of the common stock subject to the option on the date the option is granted.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s Board of Directors adopted the Company's 2014 Omnibus Incentive Plan ("2014 Plan") in October 2014. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock unit awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers and to non-employee directors and consultants. The Company has initially reserved 2,500,000 shares of the Company’s common stock for the issuance of awards under the 2014 Plan, plus the number of any shares that may be subject to options granted under the Company’s existing plans that expire or otherwise terminate after the date of such Board approval without being exercised. Any remaining shares outstanding from the 2005 Plan were transferred to the 2014 Plan. As of June 26, 2015, the aggregate number of shares of common stock available for grant under the 2014 Plan was 2,717,855 shares.
Stock awards expire ten years from the date of grant, or such shorter period specified in the award agreement. The awards vest over a period of time as determine by the board of directors, generally over four years from the date the award is granted. The Company issues new shares of its common stock upon exercise of stock options, issuance of restricted stock units (“RSU”) and issuance of shares purchased under its 2005 ESPP Plan. Common stock to be issued for grants of RSUs are not issued until the RSU vests and do not have rights to vote or receive dividends.
Determining Fair Value
The fair value of certain share-based awards is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Option Plans Shares
Risk-free interest rate	N/A	N/A	0.7%
Volatility	N/A	N/A	66.1%
Weighted average expected life (in years)	N/A	N/A	4.99
Expected dividend yield	N/A	N/A	—%
Weighted average grant date fair value	N/A	N/A	$4.83

ESPP Plan shares
Risk-free interest rate	0.2%	0.2%	0.2%
Volatility	49.1%	56.7%	79.4%
Weighted average expected life (in years)	1.25	1.25	1.25
Expected dividend yield	—%	—%	—%
Weighted average grant date fair value	$3.23	$5.59	$4.84
The computation of expected life is based on an analysis of the Company's historical exercise and post-vesting forfeiture experience. The expected volatility is based on the historical volatility for the Company. The interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. As share-based compensation expense recognized in the accompanying consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation Expense
Total share-based compensation expense is as follows (in thousands):

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Cost of revenue	$1,962	$1,676	$1,598
Research and development	2,318	2,072	2,250
Sales and marketing	2,771	2,598	1,629
General and administrative	7,498	5,633	4,623
Total share-based compensation expense	$14,549	$11,979	$10,100

Stock Option Activity
The following table summarizes the Company’s stock option activity for fiscal 2015 and 2014.

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 28, 2013	2,281,401	$10.56
Options granted	—	—
Options exercised	(492,825)	7.83
Options cancelled	(180,140)	18.32
Balance at June 27, 2014	1,608,436	10.53
Options granted	—	—
Options exercised	(69,471)	5.80
Options cancelled	(152,395)	13.75
Balance at June 26, 2015	1,386,570	$10.41	4.78	$354
Vested and expected to vest at June 26, 2015	1,380,502	$10.42	4.78	$351
Exercisable at June 26, 2015	1,279,754	$10.56	4.62	$325
The total intrinsic value of options exercised in fiscal 2015, 2014 and 2013 was $0.2 million, $3.9 million and $4.4 million, respectively. The total fair value of shares vested during fiscal 2015, 2014 and 2013 was $1.5 million, $2.5 million and $4.1 million, respectively.
As of June 26, 2015, there was $0.04 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.42 years.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding under all option plans as of June 26, 2015:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Outstanding Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 5.07 - $ 5.07	18,568	3.92	$5.07	18,568	$5.07
5.34 - 5.34	180,594	4.07	5.34	180,594	5.34
5.60 - 7.46	145,972	6.85	5.97	105,825	6.00
7.73 - 7.99	145,720	3.98	7.84	145,720	7.84
8.98 - 9.68	107,500	4.39	9.05	107,500	9.05
9.78 - 9.78	212,396	6.68	9.78	151,458	9.78
9.82 - 11.40	139,783	5.05	10.62	139,783	10.62
11.61 - 13.47	148,454	4.82	11.96	148,454	11.96
14.01 - 14.69	161,083	4.97	14.60	155,352	14.60
16.85 - 37.91	126,500	1.07	21.33	126,500	21.33
5.07 - 37.91	1,386,570	4.78	$10.41	1,279,754	$10.56

Restricted Stock Activity
The following table summarizes the Company’s RSU activity for fiscal 2015 and 2014.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Balance at June 28, 2013	1,337,767	$10.27
Awarded	1,237,967	14.41
Released	(558,481)	12.17
Forfeited	(320,430)	11.98
Balance at June 27, 2014	1,696,823	12.67
Awarded	1,273,510	9.44
Released	(804,420)	8.90
Forfeited	(459,840)	12.82
Balance at June 26, 2015	1,706,073	$10.81	1.22	$11,243
Vested and expected to vest at June 26, 2015	1,368,290	$10.66	1.03	$9,079

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2014, the Company granted time-based RSUs ("2014 executive time-based RSUs") and performance-based RSUs (“2014 executive PSUs”) to members of the Company's executive management team.  The 2014 executive time-based RSUs vest quarterly over four years, subject to the recipient's continuous service through each vesting date. The 2014 executive PSUs initially vest as to one-fourth of their amount so long as (a) the Company’s total stockholder return meets the median total stockholder return ("TSR") of its peer group (50% weighting), and (b) the Company’s financial results meet targets established by the Board for certain product sales and bookings for fiscal 2015 (two goals with 25% weighting each). The 2014 executive PSUs may be increased or decreased depending on the level of attainment by the Company of the performance metrics established by the Board. Achievement of the aforementioned performance criteria will result in an initial vesting of one-fourth of the awards determined in accordance with a vesting matrix. At attainment of 75% or below, total vesting will be at 50%. At 100% attainment, total vesting will be at 125%. At 125% attainment or above, vesting will be at 150%. If the conditions for initial vesting of the 2014 executive PSUs are met, the remaining portion of the 2014 executive PSUs will vest in twelve equal, successive quarterly installments over an additional three years, subject to continued service through each vesting date.
 The Company estimated the fair value of its 2014 executive PSUs using a Monte Carlo simulation model with the assumptions discussed above. The 2014 executive PSUs are recognized as compensation costs over the requisite service period, if rendered, even if the TSR threshold is never satisfied. The performance targets were achieved at 75% or below threshold, resulting in 50% of the original PSU grant vesting over four years.
As of June 26, 2015, there was $6.7 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.27 years.
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

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
RSUs shares withheld for taxes	278,733	214,304	159,829
RSUs amounts withheld for taxes	$2,482	$2,671	$2,080
Employee Stock Purchase Plan
At June 26, 2015, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP Plan not yet recognized was approximately $1.0 million. This cost will be amortized on a straight-line basis over approximately 1.6 years. The following table shows the shares issued and their respective weighted-average purchase price per share during fiscal 2015, 2014 and 2013.

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Shares issued	457,125	540,448	485,707
Weighted-average purchase price per share	$7.58	$7.92	$7.09

18. STOCKHOLDERS’ EQUITY
Stock Repurchase
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These repurchases are reflected in our balance sheet as treasury stock and are available for future issuance. The following table shows the total number of shares repurchased during fiscal 2015 and 2014 (in thousands, except per share amount):

	Treasury Stock
	Number of Shares	Amount	Average Purchase Price per Share
Cumulative balance at June 28, 2013	946	$7,692	$8.13
Repurchase of Treasury Stock:
Twelve months ended June 27, 2014	898	10,985	$12.24
Cumulative balance at June 27, 2014	1,844	18,677	$10.13
Repurchase of Treasury Stock:
Twelve months ended June 26, 2015	471	4,222	$8.96
Cumulative balance at June 26, 2015	2,315	$22,899	$9.89

Amount available to purchase under current approved plan		$12,013
Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,566,000 shares of its common stock for approximately $18.0 million. As of June 26, 2015, the Company had a remaining authorization of approximately $12.0 million for future share repurchases; however the new credit agreement signed in January 2015 restricts the ability of the Company to repurchase stock while borrowings under the agreement remain outstanding. SGI does not anticipate repurchasing stock while such debt is outstanding. See Note 15, Term Loan, for more information about the new credit agreement.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss as of June 26, 2015, June 27, 2014 and June 28, 2013 (in thousands):

	June 26, 2015	June 27, 2014	June 28, 2013
Cumulative translation adjustment	$(3,080)	$(608)	$102
Unrealized loss on cash flow hedges	(408)	(87)	—
Loss on pension assets	(1,781)	(3,193)	(2,253)
Accumulated other comprehensive loss	$(5,269)	$(3,888)	$(2,151)
There are no related tax effects of these components of accumulated other comprehensive loss.

19. EARNINGS PER SHARE
Basic and diluted net income (loss) per common share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding and dilutive common shares equivalent shares outstanding during the period. For fiscal 2015, 2014 and 2013, the effect of outstanding options and RSUs were anti-dilutive to loss per share and were therefore excluded from the calculation of diluted loss per share.
The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method. As the Company had a net loss in fiscal 2015, 2014 and 2013, basic and diluted net loss per share are the same for these fiscal years.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net loss per share for fiscal 2015, 2014 and 2013 (in thousands, except per share amount):

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Numerator:
Net loss	$(39,145)	$(52,814)	$(2,820)
Denominator:
Weighted-average common shares used in computing basis and diluted net loss per share	34,559	34,260	32,909

Basic and diluted net loss per share	$(1.13)	$(1.54)	$(0.09)
The following table sets forth potential shares of common stock, which are excluded from the calculation of diluted net loss per share, as the result would be anti-dilutive (in thousands):

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Options, RSUs and ESPP	3,785	3,442	3,667

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
German Plan
Employees who joined the Company prior to May 2009 were eligible for the German defined benefit plan. The German plan is managed by an insurance company and the insurance company makes investment decisions with the guidelines set by the German regulation. The plan assets are invested as part of the insurance company’s general fund and the Company does not have control over the target allocation or visibility of the investment strategies of these investments.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a reconciliation of the projected benefit obligation and the fair value of plan assets as of June 26, 2015 and June 27, 2014 for both the German and Japan plans (in thousands):

	Germany Plan		Japan Plan		Total
	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Projected Benefit Obligation
Benefit obligation, beginning of year	$14,417	$12,768	$4,485	$4,690	$18,902	$17,458
Service cost	48	47	330	384	378	431
Interest cost	376	470	48	78	424	548
Actuarial (losses) gain	(1,224)	1,074	(65)	(33)	(1,289)	1,041
Benefits paid	(375)	(526)	(293)	(467)	(668)	(993)
Foreign exchange rate changes	(2,570)	584	(800)	(167)	(3,370)	417
Benefit obligation, ending of year	$10,672	$14,417	$3,705	$4,485	$14,377	$18,902

Fair Value of Plan Assets
Fair value of plan assets, beginning of year	$2,706	$2,633	$2,918	$2,916	$5,624	$5,549
Expected return on plan assets	75	91	78	85	153	176
Participant contributions	2	9	408	529	410	538
Actuarial losses	(33)	(33)	(56)	(60)	(89)	(93)
Benefit payments	(70)	(180)	(280)	(448)	(350)	(628)
Foreign exchange rate changes	(458)	186	(529)	(104)	(987)	82
Fair value of plan assets, ending of year	$2,222	$2,706	$2,539	$2,918	$4,761	$5,624

Underfunded Status
Projected benefit obligation	$10,672	$14,417	$3,705	$4,485	$14,377	$18,902
Fair value of plan assets	2,222	2,706	2,539	2,918	4,761	5,624
Underfunded status of plan	$8,450	$11,711	$1,166	$1,567	$9,616	$13,278

The Company has life insurance policies with cash surrender values that have been earmarked by the Company to partly cover the underfunded status of the German plan. As of June 26, 2015, the cash surrender values of the life insurance plans amounted to $7.0 million ($0.3 million is included in prepaid expenses and other current assets and $6.7 million is included in other non-current assets in the accompanying consolidated balance sheets). As of June 27, 2014, the cash surrender values of the life insurance plans amounted to $8.6 million ($0.4 million is included in prepaid expenses and other current assets and $8.2 million is included in other non-current assets in the accompanying consolidated balance sheets). See Note 3, Financial Instruments and Fair Value, for additional information regarding the determination of fair value of the pension plan assets.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recognized on the consolidated balance sheets as of June 26, 2015 and June 27, 2014 for both the German and Japan plans (in thousands):

	German Plan		Japan Plan		Total
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Amounts recognized in the consolidated balance sheets
Accrued benefit cost
Current liabilities	$286	$347	$—	$—	$286	$347
Non-current liabilities	$8,164	$11,364	$1,166	$1,567	$9,330	$12,931
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$(1,494)	$(2,948)	$(287)	$(245)	$(1,781)	$(3,193)
The following table summarizes the amounts recorded to other comprehensive (loss) income, net of zero tax during fiscal 2015 and 2014 (in thousands):

	Fiscal Year Ended
	June 26, 2015	June 27, 2014
Amounts recognized in other comprehensive (loss) income
Net actuarial gain (loss) - German Plan	$1,454	$(912)
Net actuarial loss - Japan Plan	(42)	(28)
Total recognized in other comprehensive (loss) income	$1,412	$(940)
The Company expects to recognize less than $0.1 million of amortization from accumulated other comprehensive (loss) income into net periodic benefit cost during fiscal 2016.
The following table summarizes the amounts related to the pension plan with accumulated benefit obligation in excess of plan assets at June 26, 2015 and June 27, 2014 (in thousands):

	German Plan		Japan Plan		Total
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Projected benefit obligation	$10,672	$14,417	$3,705	$4,485	$14,377	$18,902
Accumulated benefit obligation	$10,672	$14,345	$3,231	$3,936	$13,903	$18,281
Fair value of plan assets	$2,222	$2,706	$2,539	$2,918	$4,761	$5,624
The Company carries the interest and service cost of the plan. Actuarial gains and losses are amortized over the expected life of the plan.
Weighted average assumptions used to determine benefit obligations for the German and Japan plans were as follows:

	German Plan		Japan Plan
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Assumptions used to determine benefits obligations:
Discount rate	1.6% - 2.5%	3.1% - 3.2%	1.1%	1.2%
Rate of compensation increase	—%	0.0% - 1.0%	3.2%	5.7%
Assumptions used to determine net periodic benefit cost:
Discount rate	3.0% - 3.2%	3.6%	1.2%	1.7%
Expected long-term rate of return on plan assets	3.0% - 4.1%	3.3% - 4.1%	3.0%	3.0%
Rate of compensation increase	0.0% - 1.0%	0.0% - 1.0%	5.7%	5.7%

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The net periodic benefit cost of the German and Japan plans was comprised of the following components (in thousands):

	German Plan			Japan Plan			Total
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013	June 26, 2015	June 27, 2014	June 28, 2013	June 26, 2015	June 27, 2014	June 28, 2013
Net periodic benefit cost
Service cost	$48	$47	$140	$330	$384	$544	$378	$431	$684
Interest expense	376	470	498	48	78	93	424	548	591
Expected return on plan assets	(75)	(91)	(90)	(78)	(85)	(100)	(153)	(176)	(190)
Amortization on actuarial losses	257	128	170	—	—	—	257	128	170
Loss on settlement	—	—	—	—	—	39	—	—	39
Net periodic benefit cost	$606	$554	$718	$300	$377	$576	$906	$931	$1,294
The Company does not expect to make any contributions to the German plan during the next fiscal year as contributions are not required by funding regulations or laws and the cash surrender value of the life insurance plan earmarked by the Company substantially covers the under-funded status of the German plan.
The Company expects to make contributions to the Japan plan of approximately $0.6 million during fiscal 2016.
Future Employee Benefit Payments
The following table provides the estimated pension payments that are payable from the plans to participants (in thousands):

	Future Payments
Fiscal Year	Germany	Japan	Total
2016	$361	$133	$494
2017	386	131	517
2018	533	128	661
2019	703	125	828
2020	553	122	675
Following five years	3,098	1,080	4,178
Total	$5,634	$1,719	$7,353
Defined Contribution Plan
The Company's U.S. employees are eligible to participate in the Company's qualified defined contribution plan under section 401(k) of the Internal Revenue Code. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. Under the terms of the plan, the Company may provide a discretionary matching contribution at the discretion of its management or the Company can make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $2.6 million, $2.8 million and $1.5 million during fiscal 2015, 2014 and 2013, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. INCOME TAXES
The provision (benefit) for income taxes for fiscal years 2015, 2014 and 2013 was as follows (in thousands):

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Federal:
Current	$—	$—	$(137)
Deferred	288	—	—
	288	—	(137)
State:
Current	227	205	(18)
Deferred	12	—	—
	239	205	(18)
Foreign:
Current	(198)	(3)	(11,995)
Deferred	111	(190)	(473)
	(87)	(193)	(12,468)
Income tax provision (benefit)	$440	$12	$(12,623)
The components of loss before income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Domestic sources	$(32,473)	$(58,790)	$(23,429)
Foreign sources	(6,232)	5,988	7,986
Total	$(38,705)	$(52,802)	$(15,443)
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 26, 2015 and June 27, 2014, the significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	Fiscal Year Ended
	June 26, 2015	June 27, 2014
Deferred tax assets:
Net operating losses and tax credit carry forwards	$120,604	$126,541
Deferred revenue	24,272	—
Stock based compensation	9,711	7,692
Intangible and fixed assets	8,909	13,927
Accruals and reserves	5,971	21,134
Other	2,674	1,128
Total deferred tax assets	172,141	170,422
Deferred tax liabilities:
Deferred revenue	—	(1,348)
Total deferred tax liabilities	—	(1,348)
Net deferred tax assets	172,141	169,074
Less valuation allowance	(171,609)	(168,131)
Net deferred tax assets	$532	$943
The valuation allowance against the Company's deferred tax assets increased from $168.1 million as of June 27, 2014 to $171.6 million as of June 26, 2015. The increase was primarily due to a reduction of deferred tax liabilities related to a prior year income tax accounting method change associated with deferred revenues. The net deferred tax asset as of June 26, 2015 is attributable to deferred tax assets of certain foreign subsidiaries which the Company believes are more likely than not to be realized offset by deferred tax liabilities related to amortization of acquired intangibles. The majority of deferred tax assets are subject to a full valuation allowance. The Company utilized all available positive and negative evidence, including our history of operating results and uncertainty of predicting future income.
As of June 26, 2015, the Company has federal, state, Japan and other foreign net operating loss carryforwards of $190.4 million, $170.7 million, $58.9 million, and $66.5 million, respectively. If not utilized, the net operating loss carryforwards will begin to expire in fiscal 2016 for state and foreign, fiscal 2017 for Japan and fiscal 2028 for federal. Substantially all of the Japan net operating losses of $58.9 million will expire by fiscal 2021. The amounts expiring in fiscal 2016 are immaterial to our financial statements.
As a result of a cumulative ownership change of greater than 50% that occurred in January 2010, the Company's ability to utilize federal and state net operating loss and credit carryforwards is subject to an annual limitation as defined by sections 382 and 383 of the Internal Revenue Code.  The Company anticipates that all net operating loss carryforwards will become available prior to expiration if there are no subsequent events that produce a greater restriction on the net operating losses.
Tax attributes related to stock option windfall deductions are not recorded until the deductions result in a reduction of cash taxes payable. The amount of the Company's unrealized federal and state net operating losses relating to stock options deductions as of June 26, 2015 was $10.2 million. The benefit of these net operating losses will be recorded to additional paid-in capital if and when the Company realizes a reduction of cash taxes payable.
As of June 26, 2015, the Company has federal and state Research and Development tax credits of $7.1 million and $8.1 million, respectively and $4.8 million of foreign investment tax credits. If not utilized, the federal and foreign tax credits will begin to expire in fiscal 2027 and 2019, respectively. The state tax credits do not expire.
The Company's policy with respect to its undistributed foreign earnings is to consider those earnings to be indefinitely reinvested or repatriated tax-free and, accordingly, no related provision for income or withholding taxes have been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both income taxes and withholding taxes in the U.S. and various foreign countries. At June 26, 2015, the Company did not record deferred tax liabilities of $8.0 million on approximately $22.7 million of earnings that are deemed to be permanently reinvested overseas or repatriated tax free.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal income tax rate for fiscal 2015, 2014 and 2013 is as follows:

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Federal statutory rate provision	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	(0.6)	(0.2)	(1.3)
Foreign rate differential	(6.4)	2.3	13.8
Stock based compensation	(2.5)	0.1	(2.1)
Valuation allowance - US	(27.4)	(38.3)	(47.0)
Valuation allowance - Foreign	(0.3)	0.4	3.1
Unrecognized tax benefits	1.1	(0.1)	68.9
Foreign tax refunds	0.5	2.6	15.8
Foreign withholding tax	—	—	—
Federal research credits	1.2	0.7	4.5
Foreign dividend and other	(1.8)	(2.5)	(8.6)
Effective tax rate	(1.2)%	—%	82.1%
A reconciliation of the unrecognized tax benefits (excluding interest and penalties) from June 29, 2012 through June 26, 2015 are as follows (in thousands):

Balance at June 29, 2012	$9,267
Increase to current year positions	524
Decrease to prior year positions	(3,685)
Decrease due to lapse of statute of limitations	(804)
Decrease of unrecognized tax benefits related to settlements	(315)
Balance at June 28, 2013	4,987
Increase to current year positions	344
Increase to prior year positions	910
Decrease due to lapse of statute of limitations	(270)
Balance at June 27, 2014	5,971
Increase to current year positions	329
Increase to prior year positions	480
Decrease due to lapse of statute of limitations	(388)
Decrease of unrecognized tax benefits related to settlements	(97)
Balance at June 26, 2015	$6,295
At June 26, 2015, the Company had approximately $6.3 million of gross unrecognized tax benefit of which $1.6 million, if recognized, will impact the effective tax rate. The Company does not expect that the total unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company classifies interest expense and penalties related to unrecognized tax benefits as components of income tax expense. As of June 26, 2015, the Company has accrued interest and penalties of approximately $6.8 million and $0.5 million, respectively, on the Company’s consolidated balance sheet.
During fiscal 2015, the Company recognized an insignificant amount for interest and penalties resulting from reversals of unrecognized tax benefits and current year additions as recorded in the consolidated statement of operations.
The Company’s U.S. federal tax returns for 2008 and prior years are no longer subject to examination. The Company’s state tax returns for years prior to 2008 are not subject to examination.
The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statute of limitations ranging from 3 to 7 years. Tax years still open to examination by foreign tax authorities range from 2008 through 2014.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. However, it is not possible to estimate either the estimated amount or the range of any increase or decrease at this time.
22. SEGMENT INFORMATION
Commencing in the first quarter of fiscal 2015, the Company started managing its business primarily as two separate business units, Product and Service. The Company combined the Compute and Storage solutions into a single Product Business Unit. The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Executive Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the Company's availability of separate financial information.
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
All historical segment numbers for fiscal 2014 and 2013 have been recast to conform to the fiscal 2015 business unit presentation.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Results
The following table presents revenue and operating profit (loss) for the Company’s segments for fiscal 2015, 2014 and 2013 (in thousands):

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Total net revenue
Product	$376,294	$374,565	$590,689
Service	144,965	155,381	176,538
Total net revenue	$521,259	$529,946	$767,227

Operating profit from reportable segments
Product	$10,578	$(146)	$31,444
Service	57,513	60,412	58,805
Total operating profit from reportable segments (1)	$68,091	$60,266	$90,249
(1) The profitability of each of the segments is measured after excluding unallocated corporate charges, restructuring and severance, amortization and impairment of intangibles, share-based compensation expenses, manufacturing transition and termination costs and other items as noted in the reconciliation below.
The following table reconciles segment results to our total company results from operations before taxes:

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
	(in thousands)
Total reportable segments' operating profit	$68,091	$60,266	$90,249
All other corporate charges:
Unallocated operating expenses	75,815	73,357	76,186
Restructuring and severance	6,314	12,222	13,965
Amortization and impairment of intangibles	1,854	6,748	3,709
Share-based compensation	14,549	11,979	10,100
Manufacturing transition / termination costs	—	2,199	—
Excess and obsolescence inventory charges	—	5,424	—
Other	3,648	3,184	(57)
Total all other corporate charges	102,180	115,113	103,903
Loss from operations, as reported	$(34,089)	$(54,847)	$(13,654)
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
Customer Information
A significant portion of the Company's revenue was generated from a limited number of customers. For the year ended June 26, 2015, two customers represented 10 percent or more of the Company's total net revenue. Various agencies of the United States government, excluding system integrators (collectively, U.S. government), accounted for approximately 21% of the Company's revenue and another customer accounted for approximately 12% of the Company's revenue.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Various agencies of the U.S. government accounted for approximately 16% of the Company's revenue for fiscal 2014 and 19% of the Company's revenue for fiscal 2013. For fiscal 2013, another customers accounted for 18% of the Company's total net revenue.
At June 26, 2015, four customers accounted for 56% of the Company's accounts receivable. At June 27, 2014, two customer accounted for 27% of the Company's accounts receivable.
Geographic Information
The following table presents revenue by geographic region for fiscal 2015, 2014 and 2013 (in thousands except percentages):

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013

Americas	$323,785	$277,536	$496,508
As a percent of total net revenue	62.1%	52.4%	64.7%
EMEA	73,311	116,071	134,152
As a percent of total net revenue	14.1%	21.9%	17.5%
APJ	124,163	136,339	136,567
As a percent of total net revenue	23.8%	25.7%	17.8%
Total revenue	$521,259	$529,946	$767,227
Americas includes both North and South America. EMEA includes European countries. APJ includes Australia, Japan and all other Asian countries.
International sales to Japan, the only foreign country which accounted for ten percent or more of revenue, was $92.2 million for fiscal 2015 or 18% of revenue, $108.3 million for fiscal 2014 or 20% of revenue and $98.9 million or 13% of revenue for fiscal 2013.
Approximately 97% of the Company’s property and equipment was located in the United States as of June 26, 2015 and June 27, 2014. No individual foreign country’s property and equipment was material for disclosure purposes.
23. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company’s financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at June 26, 2015 was $4.5 million for which the Company has $4.4 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the consolidated balance sheets.
24. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases certain real and personal property under non-cancelable operating leases. The Company leases its facilities and office buildings under operating leases that expire at various dates through December 2023. Certain leases also contain escalation and renewal option clauses calling for increased rents. Where a lease contains an escalation clause or a concession such as a rent holiday, rent expense is recognized using the straight line method over the term of the lease.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year	Amount
2016	$6,362
2017	5,034
2018	4,472
2019	3,691
2020	2,861
Thereafter	8,095
Total	$30,515
Rent expense for fiscal 2015, 2014 and 2013 was approximately $5.7 million, $7.4 million and $7.5 million, respectively.
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
As of June 26, 2015, these non-cancelable purchase commitments were approximately $37.8 million, of which $31.9 million are due in the next 12 months.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 26, 2015. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of June 26, 2015.
Off Balance Sheet Arrangements
As of June 26, 2015, the Company has a $2.0 million outstanding letter of credit with Wells Fargo Bank to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Third parties in the past have asserted and may in the future assert, intellectual property infringement claims against the Company, and such future claims, if proven, could require the Company to pay substantial damages or to redesign its existing products or pay fees to obtain cross-license agreements. Litigation may be necessary in the future to enforce or defend the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of its proprietary rights or the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm the Company's business, operating results and financial condition. Further, many of the Company's current and potential competitors have the ability to dedicate substantially greater resources to enforcing and defending their intellectual property rights than the Company.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. ACQUISITIONS
Acquisition of FileTek
On September 30, 2013 (the "Closing Date"), the Company acquired certain assets of FileTek, Inc. ("FileTek"), a global provider of High Performance Data Analytics storage virtualization, large-scale data management and active archive solutions. The total purchase price was approximately $9.2 million in cash. This acquisition expanded the Company's storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, SGI acquired FileTek® StorHouse® and Trusted Edge® software, worldwide customers, an engineering team and services and support resources.
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
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Closing Date (in thousands):

Amount
Tangible assets acquired	$169
Tangible liabilities assumed	(2,922)
Net tangible liabilities	(2,753)
Intangible assets	4,900
Goodwill	7,053
Total net assets acquired	$9,200
The fair value of the major components of the intangibles assets acquired and their estimated useful lives is as follows (in thousands):

		Weighted Average Useful Life
Intangible Asset Class	Fair Value	(in Years)
Purchased technology	$4,400	6.25
Maintenance and service agreements and related relationships	400	4
Trade name / trademarks	100	4
Total intangible assets	$4,900
Acquisition and integration costs directly related to the acquisition were $0.2 million and were recorded in selling, general and administrative expenses. Such costs were expensed in accordance with the authoritative guidance.
Unaudited Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations for the Company and FileTek on a pro forma basis, as though the companies had been combined as of the beginning of fiscal 2014. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2014. The pro forma financial information for the periods presented include the business combination accounting effect on historical FileTek revenue, amortization and development charges from acquired intangible assets and related tax effects.

Fiscal Year Ended
June 27, 2014
(In thousands, except per share amounts)

Revenue	$531,446
Net loss	$(52,467)
Net loss per share - basic and diluted	$(1.53)

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of a decision made in the fourth quarter of fiscal 2014 to stop further investment in development of these next generation FileTek products, the Company determined that the intangible assets related to the product development of these next generation products were impaired. The Company recorded an impairment charge of $2.9 million in fiscal 2014, impacting cost of revenue. During the second quarter of fiscal 2015, the Company decided to cease selling and supporting these products acquired as part of the FileTek acquisition and determined that the remaining intangible assets related to this acquisition were impaired. The Company recorded an impairment charge of $1.1 million in fiscal 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million.

26. CONTRACT MANUFACTURING TRANSITION
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
During the fourth quarter of fiscal 2014, the Company reevaluated its outsourcing model given lower than anticipated volumes of Company product sales.  On August 4, 2014, the Company terminated the planned manage-in-place outsourcing structure and the asset purchase agreement referenced above. The Company paid approximately $0.6 million to Jabil for certain assets that were purchased for the manage-in-place model as well as for costs associated with streamlining the manufacturing process. In addition, SGI reversed the $0.7 million accrual previously booked for compensation costs associated with the proposed employee transfer discussed above. The Company will continue to optimize all of its manufacturing capabilities with the objective of improving efficiency and flexibility.

27. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of quarterly results of operations for fiscal 2015 and 2014 (in thousands, except per share amounts).

	Fiscal Quarter Ended
	June 26, 2015	March 27, 2015	December 26, 2014	September 26, 2014
Revenue	$152,904	$118,504	$138,150	$111,701
Gross profit	$31,798	$33,659	$36,809	$32,372
Net loss	$(9,612)	$(8,762)	$(10,438)	$(10,333)

Basic and diluted net loss per share:	$(0.28)	$(0.25)	$(0.30)	$(0.30)
Shares used in the calculation of basic and diluted net loss per share:	34,839	34,586	34,375	34,420

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Quarter Ended
	June 27, 2014	March 28, 2014	December 27, 2013	September 27, 2013
Revenue	$142,084	$124,283	$116,060	$147,519
Gross profit	$35,606	$31,070	$33,483	$38,248
Net loss	$(10,449)	$(21,858)	$(13,684)	$(6,823)

Basic and diluted net loss per share:	$(0.30)	$(0.64)	$(0.40)	$(0.20)
Shares used in the calculation of basic and diluted net loss per share:	34,445	34,325	34,176	34,096

SCHEDULE II.

SILICON GRAPHICS INTERNATIONAL CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Fiscal Year Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Allowance for doubtful accounts:
Beginning balance	$287	$1,074	$1,597
Charges, net of recoveries	44	70	38
Write-offs and adjustments	(141)	(857)	(561)
Ending balance	$190	$287	$1,074

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 26, 2015.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of June 26, 2015.
The effectiveness of our internal control over financial reporting as of June 26, 2015 has been audited by Deloitte & Touche LLP, independent registered public accounting firm, as stated in its report.
Changes in Internal Control over Financial Reporting
The Company also evaluated changes to its internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended June 26, 2015 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Silicon Graphics International Corp.
Milpitas, California

We have audited the internal control over financial reporting of Silicon Graphics International Corp. and subsidiaries the "Company" as of June 26, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 26, 2015 of the Company and our report dated September 9, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 9, 2015

Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
All other information required by this Item is incorporated by reference herein to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) scheduled for December 8, 2015.

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
Dated: September 9, 2015

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

Signature	Title	Date

/s/ Jorge L. Titinger	President, Chief Executive Officer and Director	September 9, 2015
Jorge L. Titinger	(Principal Executive Officer)

/s/ Robert J. Nikl	Executive Vice President and Chief Financial Officer	September 9, 2015
Robert J. Nikl	(Principal Financial Officer)

/s/ Mekonnen P. Asrat	Vice President of Finance and Corporate Controller	September 9, 2015
Mekonnen P. Asrat	(Principal Accounting Officer)

/s/ Charles M. Boesenberg	Director	September 9, 2015
Charles M. Boesenberg

/s/ Gary A. Griffiths	Director	September 9, 2015
Gary A. Griffiths

/s/ Michael W. Hagee	Director	September 9, 2015
Michael W. Hagee

/s/ Douglas R. King	Director	September 9, 2015
Douglas R. King

/s/ Hagi Schwartz	Director	September 9, 2015
Hagi Schwartz

/s/ Ronald D. Verdoorn	Chairman of the Board of Directors	September 9, 2015
Ronald D. Verdoorn

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
2.1		Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009
2.2		Amendment to Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc., dated as of April 30, 2009.	8-K	2.1	000-51333	5/5/2009
2.3		Stock Purchase Agreement dated as of March 8, 2011, by and among Silicon Graphics World Trade B.V., SGI Japan, Ltd., certain subsidiaries of SGI Japan and NEC CORPORATION as the Stockholders' Representative.	8-K	2.1	000-51333	3/9/2011
3.1		Amended and Restated Certificate of Incorporation.	10-Q	3.1	000-51333	8/12/2005
3.2		Amended and Restated Bylaws.	10-K	3.2	000-51333	9/8/2014
3.3		Certificate of Ownership and Merger.	8-K	3.3	000-51333	5/21/2009
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2		Form of Specimen Common Stock Certificate.	8-K	4.2	000-51333	5/21/2009
10.1	*	Form of Indemnification Agreement for directors and executive officers.	8-K	99.1	000-51333	5/14/2012

10.2	*	2005 Equity Incentive Plan, as amended.	10-K	10.3	000-51333	9/10/2012
10.3	*	2005 Non-Employee Directors’ Stock Option Plan.	S-1	10.1	333-122576	2/4/2005
10.4	*	2005 Employee Stock Purchase Plan, as amended.	S-8	99.1	000-51333	12/10/2014
10.5	*	Form of Stock Option Agreement under the 2006 New Recruit Equity Incentive Plan.	8-K	10.2	000-51333	1/30/2006
10.6	*	2006 New Recruit Equity Inventive Plan, as amended and restated.	10-K	10.48	000-51333	2/28/2007
10.7	*	Form of Option Agreement and Grant Notices under the 2005 Equity Incentive Plan.	8-K	10.2	000-51333	9/5/2006
10.8	*	Form of Stock Bonus Award Agreement and Grant Notice under the 2005 Equity Incentive Plan.	8-K	10.3	000-51333	9/5/2006
10.9	*	Form of Non-statutory Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan.	10-Q	10.11	000-51333	11/14/2006
10.10	*	Form of 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	10-K	10.16	000-51333	9/10/2012
10.11	*	2014 Omnibus Incentive Plan	S-8	99.1	000-51333	12/10/2014
10.12	*	Form of Restricted Stock Unit Award Agreement under 2014 Omnibus Incentive Plan	10-Q	10.1	000-51333	5/1/2015

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
10.13	*	Offer Letter, dated September 9, 2011, between the Registrant and Jennifer Pileggi.	10-Q	10.1	000-51333	11/9/2011
10.14	*	First Amendment to Employment Agreement Letter dated December 17, 2012 between the Company and Jennifer W. Pileggi.	10-K	10.19	000-5133	9/9/2013
10.15	*	Second Amendment to Employment Agreement Letter dated February 21, 2013 between the Company and Jennifer W. Pileggi.	10-Q	10.3	000-51333	5/3/2013
10.16	*	Employment Agreement Letter, dated February 21, 2012, between the Registrant and Jorge L. Titinger.	8-K	10.1	000-51333	2/23/2012
10.17	*	First Amendment to Employment Letter, dated April 8, 2013 between the Registrant and Jorge L. Titinger	101-Q	10.1	000-51333	11/4/2013
10.18	*	Employment Agreement Letter, dated April 30, 2012, between the Registrant and Robert J. Nikl.	8-K	10.1	000-51333	4/30/2012
10.19	*	First Amendment to Employment Letter, dated December 20, 2012 between the Registrant and Robert J. Nikl	10-Q	10.2	000-51333	11/4/2013
10.20	*	Employment Agreement Letter dated January 18, 2013 between the registrant and Cassio Conceicao.	8-K	10.1	000-51333	1/22/2013
10.21	*	Offer letter dated June 4, 2012 between the Registrant and Mekonnen Asrat	10-Q	10.1	000-51333	5/1/2015
10.22	*	First Amendment to Employment Letter Agreement dated December 17, 2012 between the Registrant and Mekonnen Asrat	10-Q	10.2	000-51333	5/1/2015
10.23		Credit Agreement, dated as of January 27, 2015, among Silicon Graphics International Corp., as Borrower, certain lenders, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent.	8-K	10.10	000-51333	1/28/2015
10.24		Lease dated June 27, 2013 between the Registrant and The Irvine Company LLC.	8-K	10.10	000-51333	6/27/2013
21.1		Significant Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (Included within document after SIGNATURES)					X
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).					X

*	Indicates a management contract or compensatory plan or arrangement.

**
The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Silicon Graphics International Corp. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.