Form 10-Q
period 2015-09-25
Silicon Graphics International Corp
filed 2015-10-30
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2015
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of October 27, 2015, there were 35,465,536 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 25, 2015	September 26, 2014

Revenue
Product	$94,090	$75,002
Service	32,217	36,699
Total revenue	126,307	111,701
Cost of revenue
Product	79,910	58,893
Service	17,933	20,436
Total cost of revenue	97,843	79,329
Gross profit	28,464	32,372
Operating expenses:
Research and development	13,180	13,200
Sales and marketing	12,568	15,861
General and administrative	11,907	13,305
Restructuring	—	116
Total operating expenses	37,655	42,482
Loss from operations	(9,191)	(10,110)
Total other income, net:
Interest expense, net	(2,029)	(42)
Other (expense) income, net	(103)	143
Total other (expense) income, net	(2,132)	101
Loss before income taxes	(11,323)	(10,009)
Income tax provision	249	324
Net loss	$(11,572)	$(10,333)

Basic and diluted net loss per share	$(0.33)	$(0.30)

Weighted average shares used in computing basic and diluted net loss per share	35,174	34,420

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	September 25, 2015	September 26, 2014

Net loss	$(11,572)	$(10,333)
Other comprehensive income (loss):
Unrecognized gain on defined benefit plans, net of zero tax	2	69
Unrealized gain on derivatives instruments, net of zero tax	95	583
Unrealized loss (gain) on derivative instruments reclassified into income, net of zero tax	134	(101)
Foreign currency translation adjustment, net of zero tax	407	(1,119)
Other comprehensive income (loss)	638	(568)
Total comprehensive loss	$(10,934)	$(10,901)

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 25, 2015	June 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$94,911	$67,191
Current portion of restricted cash	2,109	2,109
Accounts receivable, net of allowance for doubtful accounts of $94 and $190 as of September 25, 2015 and June 26, 2015, respectively	55,658	118,219
Inventories	92,168	82,832
Current portion of deferred cost of revenue	12,019	12,108
Prepaid expenses and other current assets	12,304	17,547
Total current assets	269,169	300,006
Non-current portion of restricted cash	2,224	2,251
Property and equipment, net	39,869	38,480
Goodwill and intangible assets, net	11,202	11,303
Non-current portion of deferred cost of revenue	9,535	9,648
Other non-current assets	26,937	25,896
Total assets	$358,936	$387,584
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,126	$48,677
Accrued compensation	15,871	17,797
Short-term debt, net of unamortized debt issuance costs of $1,075 and $1,074 as of September 25, 2015 and June 26, 2015, respectively	4,004	3,096
Current portion of deferred revenue	84,311	96,473
Other current liabilities	24,607	33,180
Total current liabilities	177,919	199,223
Long-term debt, net of unamortized debt issuance costs of $1,965 and $2,232 as of September 25, 2015 and June 26, 2015, respectively	66,243	65,581
Non-current portion of deferred revenue	42,311	43,781
Long-term income taxes payable	7,839	8,420
Retirement benefit obligations	9,273	9,330
Other non-current liabilities	7,777	7,871
Total liabilities	311,362	334,206
Commitments and contingencies (Note 24)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 37,765 shares and 37,225 shares issued at September 25, 2015 and June 26, 2015, respectively	38	37
Additional paid-in capital	548,627	543,498
Treasury stock, at cost (2,315 shares at September 25, 2015 and at June 26, 2015)	(22,899)	(22,899)
Accumulated other comprehensive loss	(4,631)	(5,269)
Accumulated deficit	(473,561)	(461,989)
Total stockholders' equity	47,574	53,378
Total liabilities and stockholders' equity	$358,936	$387,584
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 25, 2015	September 26, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,572)	$(10,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,658	2,656
Share-based compensation	3,907	3,499
Other	(15)	117
Changes in operating assets and liabilities:
Accounts receivable	63,018	(5,997)
Inventories	(10,022)	(19,321)
Deferred cost of revenue	429	258
Prepaid expenses and other assets	5,150	11,229
Accounts payable	140	10,049
Deferred revenue	(14,367)	5,762
Other liabilities	(12,044)	(15,277)
Net cash provided by (used in) operating activities	27,282	(17,358)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,396)	(1,192)
Other	27	(39)
Net cash used in investing activities	(2,369)	(1,231)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Term Loan	(438)	—
Funding of restricted stock units withheld for taxes	(486)	(522)
Purchase of treasury stock	—	(1,101)
Proceeds from issuance of common stock upon exercise of stock options	3	298
Proceeds from issuance of common stock under employee stock purchase plan	1,706	1,572
Proceeds from draw-down of Japan loans	1,615	—
Net cash provided by financing activities	2,400	247
Effect of exchange rate changes on cash	407	(1,463)
Net increase (decrease) in cash	27,720	(19,805)
Cash-beginning of period	67,191	109,297
Cash-end of period	$94,911	$89,492
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes paid	$(340)	$(251)
Cash paid for interest	$1,786	$39
NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$74	$125
Inventory transfers to property and equipment	$1,109	$849

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

2. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. The results for the interim periods are not necessarily indicative of results for the entire year or any future periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 26, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on September 9, 2015.
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
Fiscal Year. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. The current fiscal year 2016 will be comprised of 52 weeks and will end on June 24, 2016. Fiscal year 2015 was comprised of 52 weeks and ended on June 26, 2015.
In fiscal year 2016, the Company's fiscal quarters end on September 25, 2015 (first quarter), December 25, 2015 (second quarter), March 25, 2016 (third quarter) and June 24, 2016 (fourth quarter).
In fiscal year 2015, the Company's fiscal quarters ended on September 26, 2014 (first quarter), December 26, 2014 (second quarter), March 27, 2015 (third quarter) and June 26, 2015 (fourth quarter).
Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the three months ended September 25, 2015 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 26, 2015.
Recently Issued Accounting Standards.
Simplifying the Measurement of Inventory. In July 2015, Financial Accounting Standard Board ("FASB") issued guidance to simplify the accounting for inventory and to more closely align their guidance with international accounting standards. The amendments in this update apply to companies which use inventory valuation methods other than last in, first-out and the retail inventory method to change the way that they subsequently measure the value of inventory on their balance sheet.  Under the new guidance, inventory should be valued at the lower of cost and net realizable value rather than the lower of cost and market. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and for interim periods beginning after December 15, 2017. We do not expect to have an impact to our consolidated financial statements by adopting this amended guidance, as the new guidance aligns with our current practice.
Technical Corrections and Improvements. In June 2015, the FASB issued Accounting Standard Update ("ASU") 2015-10, "Technical Corrections and Improvements," which covers a wide range of Topics in the Codification. The amendments in ASU 2015-10 include changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in ASU 2015-10 are effective for all entities for fiscal years and interim periods within those fiscal year, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. The Company is currently evaluating the effects, if any, which the adoption of this guidance will have on the Company’s consolidated financial statements.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	September 25, 2015
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Pension investments held by insurance companies - German Plan	2,222	—	2,222	—	2,222
Pension investments held by insurance companies - Japan Plan	2,539	—	2,539	—	2,539
Derivative assets	584	—	584	—	584
Total assets measured at fair value	$5,475	$130	$5,345	$—	$5,475
Liabilities
Derivative liabilities	$889	$—	$889	$—	$889
Total liabilities measured at fair value	$889	$—	$889	$—	$889

	June 26, 2015
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Pension investments held by insurance companies - German Plan	2,222	—	2,222	—	2,222
Pension investments held by insurance companies - Japan Plan	2,539	—	2,539	—	2,539
Derivatives assets	6,467	—	6,467	—	6,467
Total assets measured at fair value	$11,358	$130	$11,228	$—	$11,358
Liabilities
Derivative liabilities	$5,443	$—	$5,443	$—	$5,443
Total liabilities measured at fair value	$5,443	$—	$5,443	$—	$5,443
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during both the three and three months ended September 25, 2015 and September 26, 2014. The Company’s cash equivalents, consisting of money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Pricing sources include industry standard data providers, security master files from large financial institutions and other third party sources. Our derivative financial instruments are classified within Level 2, as there is not an active market for each hedge contract, but the inputs used to calculate the value of the instruments are tied to active markets.
The fair values of accounts receivable, accounts payable, and accrued liabilities and borrowings under short-term credit lines due within one year approximates their carrying values because of their short-term nature. The fair values of our Term Loan was approximately $69.1 million and $70.6 million as September 25, 2015 and June 26, 2015, respectively and are classified within Level 2 of the fair value hierarchy. Other non-current assets include life insurance contracts related to our pension plans. These life insurance contracts are carried at cash surrender values, which due to their ability to be converted to cash at that amount, approximate their fair values.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company does not have any assets or liabilities measured at fair value on a non-recurring basis as of September 25, 2015 and June 26, 2015.

5. DERIVATIVES
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of the Company's risk management strategy, the Company uses derivative instruments, primarily forward contracts to hedge economic exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
The Company implements a cash flow hedging strategy to protect anticipated non-functional currency revenues and expenses. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-U.S. Dollar ("USD") cash flows. In general, these foreign exchange contracts, carried at fair value, have maturities between one and twelve months. As of September 25, 2015, the Company had 4 open hedges in an aggregate notional amount in USD equivalent to approximately $36.0 million. The Company currently designates hedges for the Euro, British Pound, and Czech Koruna. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. All amounts related to gains / losses on designated hedges, currently in accumulated other comprehensive income ("AOCI") are expected to be reclassified into earnings over the next 12 months.
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
Balance Sheet Hedges
Additionally, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities. As of September 25, 2015, the Company had 4 open non-designated hedges in an aggregate USD-equivalent notional amount totalling approximately $16.5 million.
The before tax effect of derivative instruments for foreign exchange contracts designated as hedging instruments and non-designated hedging instruments in our condensed consolidated statement of operations during the three months ended September 25, 2015 and September 26, 2014 was as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

		Three Months Ended
	Location	September 25, 2015	September 26, 2014
Designated Derivatives
Cash Flow Hedges:
Foreign exchange contracts (Effective portion)	Amount recognized in AOCI	$95	$583
Foreign exchange contracts (Effective portion)	Net revenues	(134)	163
Foreign exchange contracts (Effective portion)	Operating expenses	—	(63)
Foreign exchange contracts (Effective portion)	Other income (expense), net	6	(4)
Total		$(33)	$679
Non-designated Derivatives
Foreign exchange contracts	Other income (expense), net	$224	$903
Total		$224	$903
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of September 25, 2015, was $0.3 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of September 25, 2015.
As of September 25, 2015, the Company has designated derivatives with notional values of approximately $36.0 million and non-designated derivatives with notional values of approximately $16.5 million in Euro, British Pound, Czech Koruna, the Australian Dollar and Japanese Yen.
Derivative instruments are subject to master netting arrangements and are disclosed gross in the statement of financial position. The gross fair values and location of derivative instruments included in the condensed consolidated statement of financial position as of September 25, 2015 and June 26, 2015, were as follows (in thousands):

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of September 25, 2015	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives
Foreign currency forward contracts	$584	$—	$—	$(584)	$—	$—
Total	$584	$—	$—	$(584)	$—	$—
As of June 26, 2015
Derivatives
Foreign currency forward contracts	$6,467	$—	$—	$(5,443)	$—	$1,024
Total	$6,467	$—	$—	$(5,443)	$—	$1,024

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of September 25, 2015	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives
Foreign currency forward contracts	$(889)	$—	$—	$584	$—	$(305)
Total	$(889)	$—	$—	$584	$—	$(305)
As of June 26, 2015
Derivatives
Foreign currency forward contracts	$(5,443)	$—	$—	$5,443	$—	$—
Total	$(5,443)	$—	$—	$5,443	$—	$—
The gross fair value and location of derivative instruments held in the condensed consolidated statement of financial position as of September 25, 2015 and June 26, 2015 were as follows (in thousands):

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
Location	September 25, 2015	June 26, 2015	Location	September 25, 2015	June 26, 2015

Designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	$30	$167	Other current liabilities	$220	$628
Non- designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	554	6,300	Other current liabilities	669	4,815

Total derivatives	$584	$6,467		$889	$5,443
The following table provides the balances and changes in the accumulated other comprehensive loss (income) related to derivative instruments during the three months ended September 25, 2015 (in thousands):

Amount
AOCI - Beginning balance of losses	$408
Unrecognized gain on derivatives	(95)
Unrealized loss on derivative instruments reclassified to income	(134)
AOCI - Ending balance of losses	$179
See Statement of Comprehensive Loss and Note 4 for more information regarding derivatives.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

6. INVENTORIES
Inventories consist of the following (in thousands):

	September 25, 2015	June 26, 2015
Finished goods	$56,360	$36,772
Work in process	13,407	25,562
Raw materials	22,401	20,498
Total inventories	$92,168	$82,832
Finished goods include inventory in transit, at customer sites undergoing installation, or testing prior to customer acceptance; such amounts were approximately $43.4 million at September 25, 2015 and $30.2 million at June 26, 2015.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	September 25, 2015	June 26, 2015
Value-added tax receivable	$6,435	$5,179
Derivatives (see Note 5)	584	6,467
Prepaid taxes	393	178
Other prepaid and current assets	4,892	5,723
Total prepaid expenses and other current assets	$12,304	$17,547
8. GOODWILL AND INTANGIBLE ASSETS, NET
The following table represents the goodwill allocated to the Company's reportable segments as of and during the three months ended September 25, 2015 (in thousands):

	Product	Service	Total
Goodwill as of June 26, 2015	$7,508	$1,076	$8,584
Goodwill arising from acquisitions	—	—	—
Goodwill as of September 25, 2015	$7,508	$1,076	$8,584
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
As of September 25, 2015 there was a substantial decline in the market capitalization of the Company from June 26, 2015, the end of the Company's most recent fiscal year. Based on this impairment indicator, the Company performed a formal impairment analysis of the carrying value of goodwill as of September 25, 2015. As part of our analysis, we reconciled the computed fair values of our reporting units to our overall market capitalization and we concluded that the computed fair value of each of our reporting units was well in excess of the net book value, and accordingly no impairment existed as of September 25, 2015. We will continue to evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
No impairment was recorded for the both of the three months ended September 25, 2015 and September 26, 2014.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	September 25, 2015
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(7,300)	$—
Purchased technology	5	12,200	(11,675)	525
Customer backlog	(a)	10,540	(10,415)	125
Trademark/trade name portfolio	5	3,767	(3,767)	—
Patents and other	(b)	2,097	(130)	1,967
Total		$35,904	$(33,287)	$2,617

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 26, 2015
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(7,300)	$—
Purchased technology	5	12,200	(11,600)	600
Customer backlog	(a)	10,540	(10,388)	152
Trademark/trade name portfolio	5	3,767	(3,767)	—
Patents and other	(b)	2,097	(130)	1,967
Total		$35,904	$(33,185)	$2,719
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
Intangible assets amortization and impairment expense was $0.1 million and $0.2 million in the three months ended September 25, 2015 and September 26, 2014, respectively.
As of September 25, 2015, expected amortization expense for intangible assets with a finite life was as follows (in thousands):

Fiscal Year	Amortization Expense
2016 (remaining nine months)	$287
2017	363
$650

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

9. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	September 25, 2015	June 26, 2015
Long-term service inventory	$16,034	$16,015
Restricted pension plan assets	6,706	6,726
Deferred tax assets	758	758
Long-term refundable deposits	1,804	1,763
Other assets	1,635	634
Total other non-current assets	$26,937	$25,896

10. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	September 25, 2015	June 26, 2015
Accrued sales and use tax payable	$7,693	$8,670
Accrued professional services fees	4,325	3,597
Accrued warranty, current portion	3,431	3,402
Accrued restructuring and severance	1,847	2,239
Derivatives (see Note 5)	889	5,443
Other current liabilities	6,422	9,829
Total other current liabilities	$24,607	$33,180

11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	September 25, 2015	June 26, 2015
Accrued warranty, non-current portion	$1,365	$1,374
Deferred rent	5,387	5,526
Other non-current liabilities	1,025	971
Total other non-current liabilities	$7,777	$7,871

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

12. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, was as follows (in thousands):

	Three Months Ended
	September 25, 2015	September 26, 2014
Balance at beginning of period	$4,776	$6,044
Current period provision	1,069	673
Warranty expenditures incurred	(1,031)	(1,176)
Changes in accrual for pre-existing warranties	(18)	93
Balance at end of period	$4,796	$5,634

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
Restructuring expense for the three months ended September 26, 2014 was immaterial and no expense was recorded for the three months ended September 25, 2015. Restructuring expenses are included in operating expenses in the accompanying condensed consolidated statements of operations. As of September 25, 2015, there was no liability balance remaining for this restructuring action.
Severance Activity
During the three months ended September 25, 2015, the Company incurred approximately $0.9 million of severance charges, respectively, associated with planned worldwide cost reductions. During the three months ended September 26, 2014, the Company incurred approximately $1.0 million of severance charges, respectively, associated with planned worldwide cost reductions. As of September 25, 2015, the remaining liability for these cost reduction programs was approximately $1.8 million.

14. SHORT-TERM DEBT
Term Loan
As of September 25, 2015, the Company's short-term debt includes the current portion of the outstanding balance of $69.1 million Term Loan with Morgan Stanley Senior Funding, Inc. and Tennenbaum Capital Partners, LLC of $0.7 million net of unamortized debt issuance costs of $1.1 million.
Japan Loans
The Company has unsecured unguaranteed loans with Mizuho Bank, Ltd. ("Japan Loans") for 500 million yen or $4.1 million at TIBOR (Tokyo Interbank Offered Rate) plus 1% per annum, of which approximately $3.3 million was classified as short-term debt as of September 25, 2015.
See Note 15, Long-term Debt, for more information about the Term Loan and Japan Loans.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

15. LONG-TERM DEBT
Term Loan
On January 27, 2015, the Company entered into a new credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and origination costs of approximately $3.8 million, which was used to pay off the prior credit facility and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. The Company was in compliance with all covenants under the Term Loan, as of September 25, 2015.
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
As of September 25, 2015, the Company had an outstanding principal balance on the Term Loan, of which was classified as follows:

	Term Loan
	Long-Term	Short-Term	Total
	(in thousands)

Principal amount	$67,375	$1,750	$69,125
Less unamortized debt issuance costs	(1,965)	(1,075)	(3,040)
	$65,410	$675	$66,085

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Japan Loans
As of September 25, 2015, the Company has unsecured unguaranteed loans with Mizuho Bank, Ltd. ("Japan Loans") amounting to 500 million yen or $4.1 million at TIBOR plus 1% per annum, of which approximately $0.8 million was classified as long-term debt as of September 25, 2015.

16. CREDIT FACILITY
On December 5, 2011, the Company entered into a 5-year senior secured credit facility with aggregate principal amount of $25.0 million, as amended. The credit facility included a $10.0 million letter of credit subfacility.
The Company paid off the outstanding balance of $15.0 million on the December 2011 credit facility with the net proceeds received from the new Term Loan entered into on January 27, 2015, and terminated the December 2011 agreement. See Note 15, Long-term Debt, for more information regarding the Term Loan.

17. SHARE-BASED COMPENSATION
The Company granted restricted stock units to employees under its equity incentive plans and issued shares of the Company's common stock to participating employees under its employee stock purchase plan during both the three months ended September 25, 2015 and September 26, 2014.  Stock options were not granted during these respective periods.
Total share-based compensation expense was as follows (in thousands):

	Three Months Ended
	September 25, 2015	September 26, 2014
Cost of revenue	$525	$466
Research and development	706	559
Sales and marketing	518	801
General and administrative	2,158	1,673
Total share-based compensation expense	$3,907	$3,499
Determining Fair Value The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended
	September 25, 2015	September 26, 2014
ESPP Plan shares
Risk-free interest rate	0.5%	0.2%
Volatility	47.0%	49.0%
Weighted average expected life (in years)	1.25	1.25
Expected dividend yield	—	—
Weighted average fair value	$1.83	$3.21

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Stock Option Activity
A summary of stock option activity for the three months ended September 25, 2015 was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 26, 2015	1,386,570	$10.41
Options granted	—	—
Options exercised	(584)	5.34
Options cancelled	(47,833)	10.71
Balance at September 25, 2015	1,338,153	$10.40	4.68	$—
Vested and expected to vest at September 25, 2015	1,335,141	$10.41	4.67	$—
Exercisable at September 25, 2015	1,267,630	$10.53	4.58	$—
The total intrinsic value of options exercised in the three months ended September 25, 2015 and September 26, 2014 was zero and $0.1 million, respectively. The total fair value of shares vested during the three months ended September 25, 2015 and September 26, 2014 was $0.2 million and $0.3 million, respectively.
As of September 25, 2015, unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.30 years, was immaterial.
Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the three months ended September 25, 2015:

Number of Shares
Balance at June 26, 2015	1,706,073
Awarded	1,147,363
Released	(253,953)
Forfeited	(153,381)
Balance at September 25, 2015	2,446,102
Vested and expected to vest at September 25, 2015	1,857,886
In August 2015, the Company granted time-based RSUs to its employees and to members of the Company's executive management team.  The RSUs begin immediate, quarterly vesting over a period of four years. The Company also granted performance-based RSUs ("2015 executive PSUs") to members of the Company's executive management team. The PSUs initially vest as to one-fourth of their amount on the day following Compensation Committee review of Company goal attainment for the fiscal year ending June 24, 2016.  The PSU grants may be increased or decreased depending on the level of attainment by the Company of the performance metrics established by the Compensation Committee.  In order for the PSUs to vest in full, the Company must meet metrics related to (i) total stockholder return (50% weighting) and (ii) two strategic objectives related to top line revenue and gross margin (50% weighting).  Achievement of the aforementioned performance criteria results in a vesting percentage determined in accordance with a payout matrix. At attainment of below 75%, PSU vesting would be 0%. At 75% attainment, vesting would be 50%. At 100% attainment, vesting would be 100%. Attainment at 125% and above would result in 150% vesting. If the conditions for initial vesting of the PSUs are met, the remaining portion of the PSU grant would vest in twelve equal, successive quarterly installments over an additional three years, subject to continued service through each vesting date. The Company estimated the fair value of its 2015 executive PSUs using a Monte Carlo simulation model with the assumptions discussed above, along with the fair value at the date of grant.
For purposes of reporting and determining the share-based compensation expense as of September 25, 2015, the company estimated that 100% of the PSUs will be awarded. The Company assesses the achievement of these performance metrics on a quarterly basis.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of September 25, 2015, there was $8.6 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.51 years.
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

	Three Months Ended
	September 25, 2015	September 26, 2014
RSUs shares withheld for taxes	90,621	58,610
RSUs amounts withheld for taxes	$480	$545

Employee Stock Purchase Plan
At September 25, 2015, the total unrecognized compensation cost related to options to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $1.7 million. This cost will be amortized on a straight-line basis over approximately 1.9 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the three months ended September 25, 2015 and September 26, 2014.

	Three Months Ended
	September 25, 2015	September 26, 2014
Shares issued	376,569	209,631
Weighted-average purchase price per share	$4.53	$7.50

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
Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,566,000 shares of its common stock for approximately $18.0 million. As of September 25, 2015, the Company had a remaining authorization of approximately $12.0 million for future share repurchases; however the new credit agreement signed in January 2015 restricts the ability of the Company to repurchase stock while borrowings under the agreement remain outstanding. SGI does not anticipate repurchasing stock while such debt is outstanding. See Note 15, Long-Term Debt, for more information about the Term Loan agreement.

19. NET LOSS PER SHARE
Basic net income (loss) per common share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding and dilutive common shares outstanding during the period. For both of the three months ended September 25, 2015 and September 26, 2014, the effect of outstanding options and RSUs were anti-dilutive to loss per share and were therefore excluded from the calculation of diluted loss per share.
The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method. As the Company had a net loss in both the three months ended September 25, 2015 and September 26, 2014, basic and diluted net loss per share are the same for these periods.
The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 25, 2015 and September 26, 2014 (in thousands, except per share amount):

	Three Months Ended
	September 25, 2015	September 26, 2014
Numerator:
Net loss	$(11,572)	$(10,333)

Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	35,174	34,420

Basic and diluted net loss per share	$(0.33)	$(0.30)
The following potentially dilutive securities have been excluded from the dilutive net loss per share calculations, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	September 25, 2015	September 26, 2014
Options, RSUs, and ESPP	4,487	4,013

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

20. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
The net periodic benefit cost of the German and Japan plans were comprised of the following components (in thousands):

	Three Months Ended
	September 25, 2015	September 26, 2014
Net periodic benefit cost
Service cost	$78	$89
Interest expense	72	110
Expected return on plan assets	(35)	(36)
Amortization of actuarial losses	2	69
Net periodic benefit cost	$117	$232

21. INCOME TAXES
The Company recorded tax provision of approximately $0.2 million the three months ended September 25, 2015. The tax expense primarily was comprised of tax liability computed based on the Company’s projected full-year foreign taxes, state taxes, interest for unrecognized tax benefits and U.S. deferred tax liability related to nondeductible goodwill, partially offset by tax benefits from expiring statute of limitations. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 25, 2015, primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
The Company recorded tax provision of approximately $0.3 million for the three months ended September 26, 2014. The tax expense primarily was comprised of tax liability computed based on the Company’s projected full-year foreign taxes, state taxes and interest for unrecognized tax benefits, partially offset by a refund of taxes in Korea. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 26, 2014 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
As of September 25, 2015, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had approximately $5.8 million of gross unrecognized tax benefit as of September 25, 2015, of which $1.5 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of September 25, 2015, the Company also had approximately $6.6 million of interest and penalties attributable to the gross unrecognized tax benefits. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits.

22. SEGMENT INFORMATION
The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Operating Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the Company's availability of separate financial information.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

A description of the Company's two reportable segments is as follows:
Product—The Product segment is comprised of our Compute and Storage solutions. Compute solutions include our scale-out computing, scale-up computing and software solutions. Compute solutions also include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability. Storage solutions include both hardware and software offerings to address virtually every type of data storage and management requirement. Products range from entry-level disk arrays to complex storage systems, with innovative technology and hardware. Our storage solutions are designed to provide extreme scale, broad flexibility and to minimize the cost to store data.
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
Segment Results
Summary information by operating segment for the three months ended September 25, 2015 and September 26, 2014 is as follows (in thousands):

	Three Months Ended
	September 25, 2015	September 26, 2014
Total net revenue
Product	$94,090	$75,002
Service	32,217	36,699
Total net revenue	$126,307	$111,701

Operating profit (loss) from reportable segments
Product	$141	$391
Service	12,930	14,698
Total operating profit from reportable segments (1)	$13,071	$15,089
(1) The profitability of each of the segments is measured after excluding unallocated corporate charges, restructuring and severance, amortization and intangibles, share-based compensation expenses, and other items as noted in the reconciliation below.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table reconciles segment results to our total company results from operations before taxes:

	Three Months Ended
	September 25, 2015	September 26, 2014
	(in thousands)
Total reportable segments' operating profit	$13,071	$15,089
All other corporate charges:
Unallocated operating expenses	16,036	19,843
Restructuring and severance	944	1,092
Amortization and impairment of intangibles	92	215
Share-based compensation	3,907	3,499
Other	1,283	550
Total all other corporate charges	22,262	25,199
Loss from operations, as reported	$(9,191)	$(10,110)
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
Customer information
A significant portion of the Company's revenue was generated from a limited number of customers. For the three months ended September 25, 2015, various agencies of the United States government, excluding system integrators (collectively, U.S. government) and one customer, accounted for approximately 30% and 10% of the Company's revenue, respectively. For the three months ended September 26, 2014, various agencies of the United States government, excluding system integrators (collectively, U.S. government) accounted for approximately 21% of the Company's revenue.
At September 25, 2015, one customer accounted for approximately 17% of the Company's accounts receivable. At June 26, 2015, four customers accounted for approximately 56% of the Company's accounts receivable.
Geographic Information
The following table presents revenue by geographic region for the three months ended September 25, 2015 and September 26, 2014 (in thousands except percentages):

	Three Months Ended
	September 25, 2015	September 26, 2014

Americas	$80,459	$67,670
As a percent of total net revenue	63.7%	60.5%
EMEA	25,543	17,613
As a percent of total net revenue	20.2%	15.8%
APJ	20,305	26,418
As a percent of total net revenue	16.1%	23.7%
Total revenue	$126,307	$111,701
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

International sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were approximately $16.4 million or 13% and $20.1 million or 18% for the three months ended September 25, 2015, and September 26, 2014, respectively. No other individual foreign country's revenue accounted for 10% or more of revenues in the three months ended September 25, 2015 and September 26, 2014.
23. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at September 25, 2015 was $4.5 million for which the Company has $4.3 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the accompanying unaudited condensed consolidated balance sheets.

24. COMMITMENTS AND CONTINGENCIES
Off Balance Sheet Arrangement
As of September 25, 2015, the Company had a $2.0 million outstanding letter of credit with Wells Fargo Bank to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 25, 2015. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of September 25, 2015.
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
Other Commitments
For a description of significant leases and purchase commitments see Note 24 of the Company's Annual Report on Form 10-K filed with the SEC on September 9, 2015.

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
Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, the risks discussed in this Part I, Item 2 -"Management's Discussion and Analysis of Financial Condition and Results of Operations,” the risk factors set forth in Part II, Item 1A- "Risk Factors” and elsewhere in this Form 10-Q, the risk factors set forth in our Annual Report on Form 10-K for the year ended June 26, 2015 filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2015 (our “Annual Report”). The information included herein is as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ materially from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on these forward-looking statements. Unless required by law, we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to SGI or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and other documents we file from time to time with the SEC to advise interested parties of the risks and factors that may affect our business.
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 in this Form 10-Q and with our financial statements and notes thereto for the year ended June 26, 2015 contained in our Annual Report.
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
We continue to have a strong international presence with 38.1% and 41.3% of total revenue from sales outside of the U.S. in the three months ended September 25, 2015 and September 26, 2014, respectively. In addition, our customer base continues to expand in various sectors, including the public and manufacturing sectors.

Significant Events
Our financial results during the three months ended September 25, 2015 and September 26, 2014 were affected by certain significant events that should be considered in comparing the periods presented.
Term Loan
On January 27, 2015, we entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and origination costs of approximately $3.8 million, which was used to pay off the prior credit facility and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. As of September 25, 2015, the Company had $66.1 million, net of unamortized debt issuance costs of $3.0 million outstanding principal balance owed on the Term Loan of which approximately $65.4 million, net of unamortized issuance costs of $2.0 million was recorded in long-term liabilities. The Company was in compliance with all covenants under the Term Loan, as of September 25, 2015.

Results of Operations
Summarized below are the results of our operations for the three months ended September 25, 2015 as compared to the three months ended September 26, 2014.
Financial Highlights

•
Our total revenue for the three months ended September 25, 2015 was $126.3 million, an increase of $14.6 million or 13.1%, from the comparable period in fiscal 2015. The increase was due primarily to higher products revenue offset by a slight reduction in service revenue. The increase in product revenue is consistent with our strategic decision to focus our investments in strategic areas of HPC and High Performance Data Analytics ("HPDA") and have been successful in winning large strategic projects primarily for the U.S. government. A significant amount of our inventory as of September 25, 2015 is at our customer sites undergoing installation or testing prior to customer acceptance. The decrease in our service revenue is due to the lower volume of products sold over the last few years requiring service needs and the timing of professional services provided. In addition, we experienced a decline in our support revenue associated with initial product sales as our customers refresh their technology to newer generation products. The warranty period for our products is generally one to three years, as such the amount of support and maintenance revenue is expected to be lower given that products are still under warranty.

•
Our overall gross margin was 22.5% in the three months ended September 25, 2015, a decrease of 6.5 percentage points from 29.0% in the three months ended September 26, 2014. The change in our overall gross margin percentage in the three months ended September 25, 2015 was primarily driven by unfavorable mix compared to the comparable quarter last year with a much lower mix of service revenue, which typically has a higher gross margin. In addition, during the three months ended September 25, 2015, we were also negatively impacted as a result of one large program where we recognized revenue at a much lower margin than our typical run rate business.

•
Our research and development, selling and general and administrative expenses were $37.7 million in the three months ended September 25, 2015 compared to $42.4 million in the prior year comparable quarter, a decrease of approximately $4.7 million. The decrease was attributed to the decline in compensation and related expenses due to reductions in headcount along with lower spending due to tight expense controls. These decreases were partially offset by higher share-based compensation expenses.

•
Total headcount as of September 25, 2015 was 1,096, which reflected a net reduction of 11 employees or approximately 1%, from 1,107 as of September 26, 2014 primarily due to cost reduction actions occurring over the last fiscal year.

•	There were no restructuring expenses recorded during the three months ended September 25, 2015. We recorded restructuring expense of $0.1 million in the three months ended September 26, 2014.

•
During the three months ended September 25, 2015, we incurred approximately $0.9 million of severance charges, associated with planned cost reductions. During the three months ended September 26, 2014, the Company incurred approximately $1.0 million of severance charges, respectively, associated with planned cost reduction.

•
We recognized a net loss of $11.6 million for the three months ended September 25, 2015 compared to a net loss of $10.3 million in the comparable quarter last year. The increase in net loss for the three month ended September 25, 2015 compared to the comparable period last year was primarily driven by higher interest expense due to the Term Loan obtained in January 2015.

•
We continue to streamline our operations and maintain tight controls over spending in order to help achieve our long-term operating targets and goals, as well as to enable increased new investment in new products and emerging technologies.

Net Revenue

	Three Months Ended		2015 over 2014 Change
	September 25, 2015	September 26, 2014
	($ in thousands)

Net revenue from products:	94,090	75,002	19,088
As a percent of total net revenue	74.5%	67.1%	7.4 ppts
Net revenue from services	32,217	36,699	(4,482)
As a percent of total net revenue	25.5%	32.9%	(7.4) ppts
Total net revenue	$126,307	$111,701	$14,606
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
We continuously make revisions to our product offerings and improvements of our product's performance and data storage capacity. Accordingly, we are unable to directly compare our products from period to period and are therefore unable to quantify the changes in pricing of our products from period to period. We believe that our on-going revisions to product offerings and product feature improvements help mitigate competitive pricing pressures by shifting the competitive landscape to differentiated value rather than price. Among other things, the timing of our revenue is primarily dependent upon the funding and implementation schedule of our customers. A significant portion of our revenue relates to large IT projects, which can have long sales cycles and long build-out and acceptance schedules. In addition, we derive a significant portion of our revenue from the U.S. government and from system integrators and educational institutions that receive funding from the U.S. government. Protracted Federal budget deliberations, Government shutdowns and other disruptions in the timely funding or acceptance of government-related programs can impact the timing of our revenue.
The following table presents revenue by geographic region for the three months ended September 25, 2015 and September 26, 2014 (in thousands except percentages):

	Three Months Ended		2015 over 2014 Change
	September 25, 2015	September 26, 2014

Americas	$80,459	$67,670	$12,789
As a percent of total net revenue	63.7%	60.6%	3.1 ppts
EMEA	25,543	17,613	7,930
As a percent of total net revenue	20.2%	15.8%	4.4 ppts
APJ	20,305	26,418	(6,113)
As a percent of total net revenue	16.1%	23.8%	(7.7) ppts
Total revenue	$126,307	$111,701	$14,606
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries. The Asia-Pacific geographic region ("APJ") includes Australia, New Zealand, Japan and all other Asian countries.
Revenue generated in the Americas represented 63.7% of total revenue during the first quarter of fiscal 2016, or an increase of 3.1 percentage points from 60.6% during the comparable quarter last year. The increase in revenue was due primarily to higher revenue from U.S. government and system integrator sales reflecting our efforts to win large strategic projects.
Our revenue mix by geography illustrates that we continue to have strong international presence representing 38.1% and 41.3%, of our total revenue for the three months ended September 25, 2015 and September 26, 2014, respectively. For the three months ended September 25, 2015, various agencies of the United States ("U.S.") government, excluding system integrators and one customer contributed more than 10% of total revenue. For the three months ended September 26, 2014, various agencies of the United States government, excluding system integrators contributed more than 10% of total revenue.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three months ended September 25, 2015 and September 26, 2014 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 25, 2015	September 26, 2014	$	%

Total cost of revenue	$97,843	$79,329	$18,514	23.3%

Total gross profit	$28,464	$32,372	$(3,908)	(12.1)%

Total gross margin	22.5%	29.0%		(6.5) ppts
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
Overall gross profit decreased by $3.9 million to $28.5 million in the three months ended September 25, 2015 from $32.4 million in the three months ended September 26, 2014. Although we recognized higher revenue of $14.6 million compared to the prior comparable period, we had an unfavorable product mix with lower service revenue, which typically generates a higher gross margin negatively impacting gross profits. Our overall gross margin also decreased to 22.5% in the three months ended September 25, 2015 from 29.0% in the three months ended September 26, 2014. The decrease in gross margin for the three months ended September 25, 2015 was primarily driven by the unfavorable product mix discussed above. In addition, during the three months ended September 25, 2015, we were also negatively impacted as a result of one large program where we recognized revenue at a much lower margin than our typical run rate business.
Operating Expenses
Operating expenses for the three months ended September 25, 2015 and September 26, 2014 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 25, 2015	September 26, 2014	$	%

Research and development	$13,180	$13,200	$(20)	(0.2)%
Sales and marketing	12,568	15,861	(3,293)	(20.8)%
General and administrative	11,907	13,305	(1,398)	(10.5)%
Restructuring	—	116	(116)	(100.0)%
Total operating expense	$37,655	$42,482	$(4,827)	(11.4)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.

Research and development expense was $13.2 million for both the three months ended September 25, 2015 and the three months ended September 26, 2014. We continued to invest in new product design and development activities in order to enhance our products and product portfolio and incurred more costs on product development. However, this was almost completely offset by an increase in third-party funding of approximately $0.4 million, keeping our expenses relatively flat from the same time a year ago.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense decreased $3.3 million, or 20.8%, to $12.6 million in the three months ended September 25, 2015 from $15.9 million in the three months ended September 26, 2014. This decrease was primarily due to lower compensation and related expenses of $2.1 million as a result of decreased headcount, as well as lower commissions expense reflecting a change in the sales commission targets compared to last year. We also benefited from lower travel and entertainment costs.
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
General and administrative expense decreased $1.4 million, or 10.5%, to $11.9 million in the three months ended September 25, 2015 from $13.3 million in the three months ended September 26, 2014. This decrease was primarily due to a decrease in our compensation and related expenses of $0.7 million as a result of decreased headcount. We also experienced a decrease in lower third party and facility costs as a result of tight spending and facility closures compared to a year ago. This was partially offset by higher share-based compensation expense related to new grant awards and higher severance.
Restructuring. Total restructuring expense related to our fiscal 2012 restructuring action was $0.0 million and $0.1 million for the three months ended September 25, 2015 and September 26, 2014, respectively. This restructuring action is complete.
Total other income, net
Total other income, net for the three months ended September 25, 2015 and September 26, 2014 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 25, 2015	September 26, 2014	$	%

Interest expense, net	$(2,029)	$(42)	$(1,987)	(4,731.0)%
Other (expense) income, net	(103)	143	(246)	(172.0)%
Total other (expense) income, net	$(2,132)	$101	$(2,233)	(2,210.9)%
Interest expense, net. Interest expense, net primarily consists of interest expense relating to our Term Loan and to certain tax payments, as well as interest earned on our interest-bearing investment accounts. During the three months ended September 25, 2015, we recorded $2.0 million of interest expense primarily related to our Term Loan which we entered into in January 2015.
Other income, net. Other income, net during the three months ended September 25, 2015 consisted of foreign exchange gains (losses) as a result of the exchange rates primarily for the Euro, British Pound, Czech Koruna, Japanese Yen, Canadian dollar and Australian dollar against the U.S. Dollar. We have a hedging strategy that is intended to mitigate the effect of exchange rate fluctuations on certain foreign currency balance sheet accounts and cash flows.

Income tax provision
Income tax provision for the three months ended September 25, 2015 and September 26, 2014 were as follows (in thousands except percentages):

	Three Months Ended		Change
	September 25, 2015	September 26, 2014	$	%

Income tax provision	$249	$324	$(75)	(23.1)%
We recorded a tax provision of $0.2 million for the three months ended September 25, 2015. The tax provision primarily was comprised of tax liability computed based on the Company’s projected full-year foreign taxes, state taxes, interest for unrecognized tax benefits and U.S. deferred tax liability related to nondeductible goodwill, partially offset by tax benefits from expiring statute of limitations. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three months ended September 25, 2015 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
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
As of September 25, 2015, we have provided a partial valuation allowance against our net deferred tax assets. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
Segment Operating Performance
The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Operating Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the Company's availability of separate financial information.
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
Product:
Our product segment include our scale-out computing, scale-up computing and software solutions. Compute solutions include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our Compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability. Our Storage solutions include both hardware and software offerings to address virtually every type of data storage and management requirement. Products range from entry-level disk arrays to complex storage systems, with innovative technology and hardware. Our Storage solutions are designed to provide extreme scale, broad flexibility, and to minimize the cost to store data.

Operating results for our product segment for the three months ended September 25, 2015 and September 26, 2014 were as follows (in thousands except percentage):

	Three Months Ended		Change
	September 25, 2015	September 26, 2014	$	%

Net revenue	$94,090	$75,002	$19,088	25.4%

Operating profit (loss)	$141	$391	$(250)	(63.9)%

Operating margin	0.1%	0.5%		(0.4) ppts
Revenue for our product segment increased $19.1 million, or 25.4%, to $94.1 million in the three months ended September 25, 2015 from $75.0 million during the three months ended September 26, 2014. The increase in revenue in the three months ended September 25, 2015 compared to the three months ended September 26, 2014 was due primarily to an increase in revenue generated from the U.S. government and system integrators as a result of our focus to win more strategic large projects. We also experienced an increase in high performance data analytic solutions with the introduction of our new UV products, which is consistent with our strategy to focus our investments in this strategic area.
Overall operating profit for our product segment decreased by $0.3 million to an operating profit of $0.1 million in the three months ended September 25, 2015 from $0.4 million operating profit in the three months ended September 26, 2014. The decrease in operating profit for the three months ended September 25, 2015 compared to the comparable period last year was mainly driven by an unfavorable product mix compared to last year. In addition, during the three months ended September 25, 2015, we were also negatively impacted as a result of one large program where we recognized revenue at a much lower margin than our typical run rate business.  However, we benefited from lower operating expenses due to reductions in headcount resulting in lower compensation and related expenses, lower commissions as well as tight spending controls.
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
Operating results for our Service segment for the three months ended September 25, 2015 and September 26, 2014 were as follows (in thousands except percentage):

	Three Months Ended		Change
	September 25, 2015	September 26, 2014	$	%

Net revenue	$32,217	$36,699	$(4,482)	(12.2)%

Operating profit	$12,930	$14,698	(1,768)	(12.0)%

Operating margin	40.1%	40.1%		—%
Our service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Revenue for our Service segment decreased $4.5 million or 12.2%, to $32.2 million in the three months ended September 25, 2015 from $36.7 million in the three months ended September 26, 2014. The decrease for the three month periods ending September 25, 2015 was primarily due to the lower volume of products sold requiring service needs and the timing of professional services provided. In addition, we experienced a decline in our support revenue associated with initial product sales as our customers refresh their technology to newer generation products. The warranty period for our products is generally one to three years, as such the amount of support and maintenance revenue is expected to be lower given that products are still under warranty.
Overall operating profit decreased by $1.8 million for our Service segment during the three months ended September 25, 2015 compared to the three months ended September 26, 2014. Despite the decrease in revenue, operating margins were flat compared to a year ago as we benefited from the reductions in headcount resulting in lower compensation and related expenses as well as tight expense controls.

Liquidity and Capital Resources
We had $94.9 million of unrestricted cash and cash equivalents at September 25, 2015 and $67.2 million at June 26, 2015. As of September 25, 2015, $32.4 million of cash was held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity, maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence to our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At September 25, 2015 and June 26, 2015, we had restricted cash of $4.3 million and $4.4 million, respectively, pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and to certain vendors to support payments in advance of delivery of goods and services.
On January 27, 2015, we entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million for a term of three and a half years bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and debt issuance costs of approximately $3.8 million, which was used to pay off the prior credit facility, as mentioned above, and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. All commitments under the December 2011 credit facility were terminated. As of September 25, 2015, the Company had an outstanding principal balance of $69.1 million on the Term Loan of which approximately $1.8 million was recorded as short-term debt in current liabilities. We were in compliance with all covenants under the Term Loan, as of September 25, 2015 and expect to be in compliance for the next 12 months. We also have unsecured unguaranteed loans with Mizuho Bank, Ltd. ("Japan Loans") for 500 million yen or $4.1 million at TIBOR plus 1% per annum, of which approximately $3.3 million was classified as short-term debt in current liabilities, as of September 25, 2015.
We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing and collection from the customer. We believe our current cash and cash equivalents will be sufficient to fund working capital requirements, anticipated capital expenditures and other operations for the next twelve months. We do not anticipate paying dividends or repurchasing stock while the Term Loan is outstanding. See Note 14 and 15, Short-term Debt and Long-term Debt, respectively, for more information on the Term Loan agreement.
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
The following is a summary of cash activity (in thousands):

	Three Months Ended
	September 25, 2015	September 26, 2014
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$27,282	$(17,358)
Net cash used in investing activities	(2,369)	(1,231)
Net cash provided by financing activities	2,400	247
Effect of exchange rate changes on cash and cash equivalents	407	(1,463)
Net increase (decrease) in cash	$27,720	$(19,805)

Operating Activities
Cash provided by operating activities was $27.3 million for the three months ended September 25, 2015. Our net loss was $11.6 million for the three months ended September 25, 2015. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $2.7 million and share-based compensation expense of $3.9 million. Net change in operating assets and liabilities of $32.3 million contributed to the increase in cash from operating activities. The primary sources of cash in operating activities were decreases in accounts receivables, prepaid and other assets and deferred cost of revenue. The primary uses of cash in operating activities were for increases in inventory, decreases in deferred revenue and other operating liabilities. The increase in inventory reflects the timing of purchases to meet demands of large sales contracts that we anticipate shipping over the next few quarters.
For the three months ended September 25, 2015, accounts receivable increased $63.0 million reflecting the timing of revenue recognition and collections of the trade receivables. In addition, prepaid expenses and other assets decreased by $5.2 million and deferred cost and accounts payable decreased by $0.4 million and $0.1 million, respectively, primarily due to the timing of revenue recognition and payments to our suppliers.
For the three months ended September 25, 2015, inventory increased $10.0 million reflecting the timing of customer shipments and acceptance of sales contracts, and deferred revenue increased by $14.4 million primarily due to the timing of revenue recognition on sales transactions that were required to be recognized in accordance with our revenue recognition policy. Additionally, other liabilities decreased by $12.0 million primarily due to the timing of payments to our suppliers.
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
Investing Activities
Cash used in investing activities was $2.4 million in the three months ended September 25, 2015, primarily due to purchases of property and equipment.
Cash used in investing activities was $1.2 million in the three months ended September 26, 2014, primarily due to purchases of property and equipment of $1.2 million.
Financing Activities
Cash provided by financing activities was $2.4 million for the three months ended September 25, 2015, primarily due to proceeds from the Japan loans of $1.6 million, issuance of stock under our employee stock purchase plan and stock option exercises of $1.7 million. This was offset by the repayment of loan principal of $0.4 million and the funding of restricted stock units withheld for taxes of $0.5 million.
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
As of September 25, 2015, we had total outstanding commitments on non-cancelable operating leases of our real properties of $28.7 million, of which $22.2 million related to our domestic leases. These domestic leases include our headquarters in Milpitas, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal 2024. The remainder of our domestic leases will expire in fiscal 2016 through 2022. As of September 25, 2015, we had total outstanding commitments of $6.5 million in non-cancelable international real property operating leases. The total outstanding commitments included $5.0 million relating to our leased facilities in Japan. Our major facility leases in our international locations are generally for terms of two to four years and generally do not provide renewal options.
As of September 25, 2015, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $0.6 million at September 25, 2015.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory. As of September 25, 2015, there were remaining commitments of approximately $20.2 million, of which $14.5 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Term Loan—On January 27, 2015, we entered into a new three and a half year credit agreement with an aggregate principal amount of $70.0 million. As of September 25, 2015, the Company had an outstanding principal balance of $69.1 million on the Term Loan of which approximately $1.8 million was recorded as short-term debt in current liabilities. See Note 14 and 15, Short-term Debt and Long-term Debt, respectively, for more information regarding the secured Term Loan.
Credit Facility—On December 5, 2011, we entered into a five-year senior secured credit facility with an aggregate principal amount of $25.0 million, as amended. The availability under the credit facility was limited to a borrowing base, subject to meeting certain conditions set forth in the credit facility. The credit facility included a $10.0 million letter of credit subfacility. We paid off the outstanding balance of $15.0 million on the December 2011 credit facility with the net proceeds received from the new Term Loan entered into on January 27, 2015, and terminated the December 2011 agreement.
Japan Loans—As of September 25, 2015, we had unsecured unguaranteed loans with Mizuho Bank, Ltd. ("Japan Loans") for 500 million yen or $4.1 million at TIBOR (Tokyo Interbank Offered Rate) plus 1% per annum, of which approximately $3.3 million was classified as short-term debt as of September 25, 2015.
Uncertain Tax Positions—As of September 25, 2015, the net recorded tax liability for uncertain tax positions was $12.3 million, including interest and penalties. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.
Guarantees and Indemnifications—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at September 25, 2015 was $4.5 million, for which we have $4.3 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the unaudited condensed consolidated balance sheets.

Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of September 25, 2015. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of September 25, 2015.
Off-Balance Sheet Arrangements— As of September 25, 2015, we have a $2.0 million outstanding letter of credit from Wells Fargo Bank to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement for the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of September 25, 2015.
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
There have been no significant changes in the Company's significant accounting policies for the three months ended September 25, 2015 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report except as noted below.

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
Investment Risk
We invest our excess cash in various fixed-income securities and money market funds.  The primary objectives of our investment activities are to preserve principal and maintain short-term liquidity while maximizing the income we receive from our investments. The market value of these securities can vary depending upon prevailing interest rates, and if we were forced to liquidate our position in a security before its maturity date we could suffer loss of principal.  We also are exposed to credit and liquidity risk related to these securities.  If the issuer of a security were to default on its obligations, we would suffer loss of principal.  If there were disruptions in the pricing and trading of securities in the financial markets, it is possible that there would not be a liquid market for our securities, which could limit our ability to meet cash requirements.  To preserve principal and maintain short-term liquidity, our investment policy dictates that we maintain our portfolio of cash, cash equivalents, and investments in high credit quality, readily liquid securities, of relatively short duration. Our portfolio of investments have a range of original maturities and typically have average remaining maturities of less than one year.
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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio and our credit facility. As of September 25, 2015, our cash and cash equivalents of $94.9 million consisted primarily of cash and money market funds. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
Given the short term nature of our cash and cash equivalents, the risk of loss in fair value resulting from interest rate changes is minimal. At September 25, 2015, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under our loans is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows may be materially affected. As of September 25, 2015, we had $73.2 million outstanding principal balance from our loans. A 1% increase or decrease in the interest rate, with all other variables held constant, would have impacted our interest expense by approximately $0.7 million per year.
Foreign Exchange Risk
As of September 25, 2015, foreign currency cash accounts totaled $28.8 million, primarily in Euros, Australian Dollar, British Pound and Japanese Yen.
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
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $2.9 million change in the value of our foreign currency cash accounts as of September 25, 2015.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of September 25, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended September 25, 2015, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
We generally derive a significant portion of our revenue directly from U.S. government entities, from education and research institutions funded by the U.S. government, and from system integrators that sell to the U.S. government. For the three months ended September 25, 2015, such sales represented approximately 57% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.
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
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For the three months ended September 25, 2015, our top five customers worldwide accounted for approximately 54% of our total revenues, with various agencies of the U.S. government, excluding system integrators, accounting for approximately 30% of total revenue.
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
Even if we are successful in closing sales, several large transactions that we have entered into require us to invest cash up front to fund working capital without collecting cash for several quarters. Recently, we have found success in our strategy of focusing on large deals to help drive our revenue growth and have been awarded by customers a greater number of large installation programs. Such transactions require significant up-front capital investment. To further support our needs and to offset these declines in our cash position, we secured $70 million in term loan financing in January 2015. Nonetheless, during the the months ended September 25, 2015, we generated approximately $27 million in cash from our operating activities and our cash balances increase by approximately $28 million during such time. If we are unable to collect cash and negotiate more favorable cash collection terms in the future, or if we are unable to secure additional financing on acceptable terms, our liquidity and ability to fund our operations could be adversely affected.
International Sales and Operations—The global nature of our operations exposes us to increased risks and compliance obligations, which may adversely affect our business.
During the three months ended September 25, 2015, we derived approximately 38% of our revenue from sales outside of the United States. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
Our stock price has experienced high volatility. For example, during the quarter ended September 25, 2015, our stock price fluctuated from a high of $6.47 to a low of $4.08. Investors may not be able to sell the shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

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
We have significant exposure to revenues, expenses and certain asset and liability balances denominated in currencies other than the U.S. Dollar. Changes in the exchange rates of major foreign currencies, particularly the Japanese Yen, Euro, British Pound and Australian Dollar, relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For the three months ended September 25, 2015, our revenue from our EMEA and APJ regions was $25.5 million and $20.3 million, respectively. As of September 25, 2015, the balance in our foreign currency cash accounts was $28.8 million. An increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
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
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on experience and other factors. Our most critical accounting estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. If these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, and we may be required to restate our financial results for prior periods which could cause our stock price to decline.
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
Global Cost Reduction Efforts—We may not fully realize the anticipated positive impacts to future financial results from our cost reduction efforts.
While we have undertaken cost reduction efforts to streamline operations and reduce operating expenses, we may undertake additional restructuring efforts or other cost reduction measures in the future. Our ability to achieve the anticipated cost savings and other benefits from our cost reduction measures within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as negotiations with third parties. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts and cost reduction measures. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such actions, and our business and results of operations could be adversely affected.

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
There were no shares repurchased during the three months ended September 25, 2015. Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,566,000 shares of its common stock for approximately $18.0 million. As of September 25, 2015, the Company had a remaining authorization of approximately $12.0 million for future share repurchases; however the new term loan agreement signed in January 2015 restricts the  ability of the Company to repurchase stock while borrowings under the agreement remain outstanding. SGI does not anticipate repurchasing stock while such debt is outstanding. See Note 15, Long-term Debt, for more information about the Term Loan agreement.

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
Dated: October 30, 2015