Form 10-Q
period 2015-12-25
Silicon Graphics International Corp
filed 2016-01-29
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2015
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of January 26, 2016, there were 35,722,797 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014

Revenue
Product	$114,996	$100,288	$209,086	$175,290
Service	36,830	37,862	69,047	74,561
Total revenue	151,826	138,150	278,133	249,851
Cost of revenue
Product	89,362	78,741	169,272	137,634
Service	21,639	22,600	39,572	43,036
Total cost of revenue	111,001	101,341	208,844	180,670
Gross profit	40,825	36,809	69,289	69,181
Operating expenses:
Research and development	12,987	14,779	26,167	27,979
Sales and marketing	13,826	16,780	26,394	32,641
General and administrative	12,604	15,254	24,511	28,559
Restructuring	—	—	—	116
Total operating expenses	39,417	46,813	77,072	89,295
Income (loss) from operations	1,408	(10,004)	(7,783)	(20,114)
Total other income, net:
Interest expense, net	(2,027)	(58)	(4,056)	(100)
Other income (expense), net	540	(247)	437	(104)
Total other expense, net	(1,487)	(305)	(3,619)	(204)
Loss before income taxes	(79)	(10,309)	(11,402)	(20,318)
Income tax provision	400	129	649	453
Net loss	$(479)	$(10,438)	$(12,051)	$(20,771)

Basic and diluted net loss per share	$(0.01)	$(0.30)	$(0.34)	$(0.60)

Weighted average shares used in computing basic and diluted net loss per share	35,531	34,375	35,352	34,399

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014

Net loss	$(479)	$(10,438)	$(12,051)	$(20,771)
Other comprehensive income (loss):
Unrecognized gain on defined benefit plans, net of zero tax	2	65	4	134
Unrealized gain on derivatives instruments, net of zero tax	59	162	154	745
Unrealized loss (gain) on derivative instruments reclassified into income, net of zero tax	119	(376)	253	(477)
Foreign currency translation adjustment, net of zero tax	(29)	(878)	378	(1,997)
Other comprehensive income (loss)	151	(1,027)	789	(1,595)
Total comprehensive loss	$(328)	$(11,465)	$(11,262)	$(22,366)

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 25, 2015	June 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$68,410	$67,191
Current portion of restricted cash	2,109	2,109
Accounts receivable, net of allowance for doubtful accounts of $558 and $190 as of December 25, 2015 and June 26, 2015, respectively	103,758	118,219
Inventories	66,026	82,832
Current portion of deferred cost of revenue	12,850	12,108
Prepaid expenses and other current assets	10,187	17,547
Total current assets	263,340	300,006
Non-current portion of restricted cash	2,135	2,251
Property and equipment, net	41,108	38,480
Goodwill and intangible assets, net	11,001	11,303
Non-current portion of deferred cost of revenue	11,630	9,648
Other non-current assets	27,025	25,896
Total assets	$356,239	$387,584
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,122	$48,677
Accrued compensation	16,178	17,797
Short-term debt, net of unamortized debt issuance costs of $1,075 and $1,074 as of December 25, 2015 and June 26, 2015, respectively	3,978	3,096
Current portion of deferred revenue	82,431	96,473
Other current liabilities	21,441	33,180
Total current liabilities	170,150	199,223
Long-term debt, net of unamortized debt issuance costs of $1,696 and $2,232 as of December 25, 2015 and June 26, 2015, respectively	66,067	65,581
Non-current portion of deferred revenue	45,267	43,781
Long-term income taxes payable	7,698	8,420
Retirement benefit obligations	9,057	9,330
Other non-current liabilities	7,943	7,871
Total liabilities	306,182	334,206
Commitments and contingencies (Note 24)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 37,994 shares and 37,225 shares issued at December 25, 2015 and June 26, 2015, respectively	38	37
Additional paid-in capital	551,438	543,498
Treasury stock, at cost (2,315 shares at December 25, 2015 and at June 26, 2015)	(22,899)	(22,899)
Accumulated other comprehensive loss	(4,480)	(5,269)
Accumulated deficit	(474,040)	(461,989)
Total stockholders' equity	50,057	53,378
Total liabilities and stockholders' equity	$356,239	$387,584
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 25, 2015	December 26, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,051)	$(20,771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,441	5,371
Share-based compensation	7,074	7,670
Assets impairment charges	—	1,100
Other	630	468
Changes in operating assets and liabilities:
Accounts receivable	14,602	5,544
Inventories	12,725	(35,040)
Deferred cost of revenue	(2,517)	464
Prepaid expenses and other assets	6,255	8,282
Accounts payable	(1,768)	5,222
Deferred revenue	(13,107)	981
Other liabilities	(13,838)	(14,556)
Net cash provided by (used in) operating activities	3,446	(35,265)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,622)	(2,526)
Other	116	(230)
Net cash used in investing activities	(4,506)	(2,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Term Loan	(875)	—
Proceeds from draw-down of prior credit facility	—	15,000
Funding of restricted stock units withheld for taxes	(917)	(1,205)
Purchase of treasury stock	—	(4,222)
Proceeds from issuance of common stock upon exercise of stock options	77	423
Proceeds from issuance of common stock under employee stock purchase plan	1,706	1,572
Proceeds from draw-down of Japan loans	1,615	—
Net cash provided by financing activities	1,606	11,568
Effect of exchange rate changes on cash	673	(3,550)
Net increase (decrease) in cash	1,219	(30,003)
Cash-beginning of period	67,191	109,297
Cash-end of period	$68,410	$79,294
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes (paid) refunded	$(338)	$329
Cash paid for interest	$3,569	$79
NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$1,026	$791
Inventory transfers to property and equipment	$3,430	$3,959

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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the three months ended December 25, 2015 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 26, 2015.
Recently Issued Accounting Standards.
Simplifying the Presentation of Deferred Income Taxes. In November 2015, the Financial Accounting Standard Board ("FASB") issued guidance to simplify the presentation of the deferred income taxes. The amendments in this update apply to all entities that present a classified statement of financial position and require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public entities. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance will be effective for the Company in fiscal 2018. The Company does not expect to have an impact to its condensed consolidated balance sheet upon adopting this amended guidance.
Simplifying the Measurement of Inventory. In July 2015, the FASB issued guidance to simplify the accounting for inventory and to more closely align their guidance with international accounting standards. The amendments in this update apply to companies which use inventory valuation methods other than last in, first-out and the retail inventory method to change the way that they subsequently measure the value of inventory on their balance sheet.  Under the new guidance, inventory should be valued at the lower of cost and net realizable value rather than the lower of cost and market. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and for interim periods beginning after December 15, 2017. This guidance will be effective for the Company in fiscal 2018. The Company does not expect to have an impact to its consolidated financial statements upon adopting this amended guidance, as the new guidance aligns with the Company's current practice.
Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. In April 2015, the FASB issued guidance which permits the entity with a fiscal year-end that does not coincide with a month-end, to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year for all plans. The amendments in ASU 2015-04 are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance will be effective for the Company in fiscal 2017. The Company is currently evaluating the effects, if any, which the adoption of this guidance will have on the Company’s consolidated financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	December 25, 2015
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Pension investments held by insurance companies - German Plan	2,045	—	2,045	—	2,045
Pension investments held by insurance companies - Japan Plan	2,473	—	2,473	—	2,473
Derivative assets	764	—	764	—	764
Total assets measured at fair value	$5,412	$130	$5,282	$—	$5,412
Liabilities
Derivative liabilities	$843	$—	$843	$—	$843
Total liabilities measured at fair value	$843	$—	$843	$—	$843

	June 26, 2015
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Pension investments held by insurance companies - German Plan	2,222	—	2,222	—	2,222
Pension investments held by insurance companies - Japan Plan	2,539	—	2,539	—	2,539
Derivatives assets	6,467	—	6,467	—	6,467
Total assets measured at fair value	$11,358	$130	$11,228	$—	$11,358
Liabilities
Derivative liabilities	$5,443	$—	$5,443	$—	$5,443
Total liabilities measured at fair value	$5,443	$—	$5,443	$—	$5,443
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during both the three and six months ended December 25, 2015 and December 26, 2014. The Company’s cash equivalents, consisting of money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
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
The fair values of accounts receivable, accounts payable, and accrued liabilities and borrowings under short-term credit lines due within one year approximate their carrying values because of their short-term nature. The fair values of our Term Loan were approximately $70.1 million and $70.6 million as December 25, 2015 and June 26, 2015, respectively and are classified within Level 2 of the fair value hierarchy. Other non-current assets include life insurance contracts related to our pension plans. These life insurance contracts are carried at cash surrender values, which due to their ability to be converted to cash at that amount, approximate their fair values.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company does not have any assets or liabilities measured at fair value on a non-recurring basis as of December 25, 2015 and June 26, 2015.

5. DERIVATIVES
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of the Company's risk management strategy, the Company uses derivative instruments, primarily forward contracts to hedge economic exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
The Company implements a cash flow hedging strategy to protect anticipated non-functional currency revenues and expenses. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-U.S. Dollar ("USD") cash flows. In general, these foreign exchange contracts, carried at fair value, have maturities between one and twelve months. As of December 25, 2015, the Company had 9 open hedges in an aggregate notional amount in USD equivalent to approximately $53.9 million. The Company hedges the Euro, British Pound, the Australian Dollar, and Japanese Yen. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. All amounts related to gains / losses on designated hedges, currently in accumulated other comprehensive income ("AOCI") are expected to be reclassified into earnings over the next 12 months.
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
Balance Sheet Hedges
Additionally, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net, in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities. As of December 25, 2015, the Company had 9 open non-designated hedges in an aggregate USD-equivalent notional amount totalling approximately $29.7 million.
The before tax effect of derivative instruments for foreign exchange contracts designated as hedging instruments and non-designated hedging instruments in our condensed consolidated statement of operations during the three and six months ended December 25, 2015 and December 26, 2014 was as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

		Three Months Ended		Six Months Ended
	Location	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Designated Derivatives
Cash Flow Hedges:
Foreign exchange contracts (Effective portion)	Amount recognized in AOCI	$59	$162	$154	$745
Foreign exchange contracts (Effective portion)	Net revenues	(119)	883	(253)	1,046
Foreign exchange contracts (Effective portion)	Operating expenses	—	(507)	—	(569)
Foreign exchange contracts (Effective portion)	Other income (expense), net	(158)	8	(152)	4
Total		$(218)	$546	$(251)	$1,226
Non-designated Derivatives
Foreign exchange contracts	Other income (expense), net	$410	$288	$644	$1,192
Total		$410	$288	$644	$1,192
The Company's use of derivative instruments exposes it to non-performance risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company does, however, seek to mitigate such risks by limiting its counterparties to major financial institutions which are selected based on their credit ratings and other factors. The Company has established policies and procedures for mitigating non-performance risk that include establishing counterparty credit limits, monitoring credit exposures, and continually assessing the creditworthiness of counterparties. Therefore, the Company does not consider counterparty non-performance risk a material risk at this time.
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of December 25, 2015, was $0.1 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of December 25, 2015.
Derivative instruments are subject to master netting arrangements and are disclosed gross in the statement of financial position. The gross fair values and location of derivative instruments included in the condensed consolidated statement of financial position as of December 25, 2015 and June 26, 2015, were as follows (in thousands):

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of December 25, 2015	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives
Foreign currency forward contracts	$764	$—	$—	$(764)	$—	$—
Total	$764	$—	$—	$(764)	$—	$—
As of June 26, 2015
Derivatives
Foreign currency forward contracts	$6,467	$—	$—	$(5,443)	$—	$1,024
Total	$6,467	$—	$—	$(5,443)	$—	$1,024

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of December 25, 2015	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives
Foreign currency forward contracts	$(843)	$—	$—	$764	$—	$(79)
Total	$(843)	$—	$—	$764	$—	$(79)
As of June 26, 2015
Derivatives
Foreign currency forward contracts	$(5,443)	$—	$—	$5,443	$—	$—
Total	$(5,443)	$—	$—	$5,443	$—	$—
The gross fair value and location of derivative instruments held in the condensed consolidated statement of financial position as of December 25, 2015 and June 26, 2015 were as follows (in thousands):

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
Location	December 25, 2015	June 26, 2015	Location	December 25, 2015	June 26, 2015

Designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	$54	$167	Other current liabilities	$210	$628
Non- designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	710	6,300	Other current liabilities	633	4,815

Total derivatives	$764	$6,467		$843	$5,443
The following table provides the balances and changes in the accumulated other comprehensive loss (income) related to derivative instruments during the six months ended December 25, 2015 (in thousands):

Amount
AOCI - Beginning balance of losses	$408
Unrecognized gain on derivatives	(154)
Unrealized loss on derivative instruments reclassified to income	(253)
AOCI - Ending balance of losses	$1

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

6. INVENTORIES
Inventories consist of the following (in thousands):

	December 25, 2015	June 26, 2015
Finished goods	$37,632	$36,772
Work in process	8,238	25,562
Raw materials	20,156	20,498
Total inventories	$66,026	$82,832
Finished goods include inventory in transit, at customer sites undergoing installation, or testing prior to customer acceptance; such amounts were $27.8 million at December 25, 2015 and $30.2 million at June 26, 2015.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	December 25, 2015	June 26, 2015
Value-added tax receivable	$2,876	$5,179
Derivatives (see Note 5)	764	6,467
Prepaid taxes	322	178
Other prepaid and current assets	6,225	5,723
Total prepaid expenses and other current assets	$10,187	$17,547
8. GOODWILL AND INTANGIBLE ASSETS, NET
The following table represents the goodwill allocated to the Company's reportable segments as of and during the six months ended December 25, 2015 (in thousands):

	Product	Service	Total
Goodwill as of June 26, 2015	$7,508	$1,076	$8,584
Goodwill arising from acquisitions	—	—	—
Goodwill as of December 25, 2015	$7,508	$1,076	$8,584
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
As of September 25, 2015 there was a substantial decline in the market capitalization of the Company from June 26, 2015, the end of the Company's most recent fiscal year. Based on this impairment indicator, the Company performed a formal impairment analysis of the carrying value of goodwill as of September 25, 2015. As part of our analysis, we reconciled the computed fair values of our reporting units to our overall market capitalization and we concluded that the computed fair value of each of our reporting units was well in excess of the net book value, and accordingly no impairment existed as of September 25, 2015. As of December 25, 2015, there were no further impairment indicators. As such, the Company did not perform a formal impairment analysis of the carrying value of goodwill as of December 25, 2015. We will continue to evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
No impairment was recorded for both of the three and six months ended December 25, 2015 and December 26, 2014.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	December 25, 2015
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(7,300)	$—
Purchased technology	5	12,200	(11,850)	350
Customer backlog	(a)	10,540	(10,440)	100
Trademark/trade name portfolio	5	3,767	(3,767)	—
Patents and other	(b)	2,097	(130)	1,967
Total		$35,904	$(33,487)	$2,417

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 26, 2015
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(7,300)	$—
Purchased technology	5	12,200	(11,600)	600
Customer backlog	(a)	10,540	(10,388)	152
Trademark/trade name portfolio	5	3,767	(3,767)	—
Patents and other	(b)	2,097	(130)	1,967
Total		$35,904	$(33,185)	$2,719
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
Intangible assets amortization and impairment expense was $0.2 million and $1.3 million in the three months ended December 25, 2015 and December 26, 2014, respectively. Intangible assets amortization and impairment expense was $0.3 million and $1.5 million in the six months ended December 25, 2015 and December 26, 2014, respectively.
As of December 25, 2015, expected amortization expense for intangible assets with a finite life was as follows (in thousands):

Fiscal Year	Amortization Expense
2016 (remaining six months)	$390
2017	60
$450

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

9. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	December 25, 2015	June 26, 2015
Long-term service inventory	$15,534	$16,015
Restricted pension plan assets	6,512	6,726
Deferred tax assets	758	758
Long-term refundable deposits	1,785	1,763
Other assets	2,436	634
Total other non-current assets	$27,025	$25,896

10. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	December 25, 2015	June 26, 2015
Accrued sales and use tax payable	$4,381	$8,670
Accrued professional services fees	3,385	3,597
Accrued warranty, current portion	3,373	3,402
Accrued interest payable	1,641	1,159
Accrued restructuring and severance	1,010	2,239
Derivatives (see Note 5)	843	5,443
Other current liabilities	6,808	8,670
Total other current liabilities	$21,441	$33,180

11. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	December 25, 2015	June 26, 2015
Accrued warranty, non-current portion	$1,647	$1,374
Deferred rent	5,242	5,526
Other non-current liabilities	1,054	971
Total other non-current liabilities	$7,943	$7,871

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

12. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Balance at beginning of period	$4,796	$5,634	$4,776	$6,044
Current period provision	878	758	1,947	1,431
Warranty expenditures incurred	(830)	(1,186)	(1,861)	(2,362)
Changes in accrual for pre-existing warranties	176	(73)	158	20
Balance at end of period	$5,020	$5,133	$5,020	$5,133

13. SEVERANCE ACTIVITY
During the three and six months ended December 25, 2015, the Company incurred approximately $0.8 million and $1.7 million, of severance charges, respectively, associated with planned worldwide cost reductions. During the three and six months ended December 26, 2014, the Company incurred approximately $3.8 million and $4.8 million of severance charges, respectively, associated with planned worldwide cost reductions. As of December 25, 2015, the remaining liability for these cost reduction programs was approximately $1.0 million.

14. SHORT-TERM DEBT
Term Loan
As of December 25, 2015, the Company's short-term debt includes the current portion of the outstanding loan balance of $68.7 million with Morgan Stanley Senior Funding, Inc. and Tennenbaum Capital Partners, LLC of $0.7 million, net of unamortized debt issuance costs of $1.1 million.
Japan Loans
The Company has unsecured unguaranteed loans with Mizuho Bank, Ltd. ("Japan Loans") for 500 million yen or $4.1 million at TIBOR (Tokyo Interbank Offered Rate) plus 1% per annum, of which approximately $3.3 million was classified as short-term debt as of December 25, 2015.
See Note 15, Long-term Debt, for more information about the Term Loan and Japan Loans.

15. LONG-TERM DEBT
Term Loan
On January 27, 2015, the Company entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and origination costs of approximately $3.8 million, which was used to pay off the prior credit facility and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. The Company was in compliance with all covenants under the Term Loan, as of December 25, 2015.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
As of December 25, 2015, the Company had an outstanding principal balance on the Term Loan, of which was classified as follows:

	Term Loan
	Long-Term	Short-Term	Total
	(in thousands)

Principal amount	$66,938	$1,750	$68,688
Less unamortized debt issuance costs	(1,696)	(1,075)	(2,771)
	$65,242	$675	$65,917
Japan Loans
As of December 25, 2015, the Company has unsecured unguaranteed loans with Mizuho Bank, Ltd. amounting to 500 million yen or $4.1 million at TIBOR plus 1% per annum, of which approximately $0.8 million was classified as long-term debt as of December 25, 2015.

16. CREDIT FACILITY
On December 5, 2011, the Company entered into a 5-year senior secured credit facility with aggregate principal amount of $25.0 million, as amended. The credit facility included a $10.0 million letter of credit subfacility.
As of December 26, 2014, the Company had a $15.0 million outstanding balance owed on the credit facility. The amount borrowed bore interest at 5.0% based on a base rate of 3.25% as of December 26, 2014 plus a margin of 1.75%. As of December 26, 2014, the maximum additional amount available to be borrowed under the credit facility was approximately $8.0 million, which takes into account the $15.0 million outstanding balance and a $2.0 million outstanding letter of credit to back the Company's obligation to pay for goods or services to a supplier.

The Company paid off the outstanding balance of $15.0 million on the December 2011 credit facility with the net proceeds received from the new Term Loan entered into on January 27, 2015 and terminated the December 2011 agreement.
See Note 15, Long-term Debt, for more information regarding the Term Loan.

17. SHARE-BASED COMPENSATION
The Company granted restricted stock units to employees under its equity incentive plans and issued shares of the Company's common stock to participating employees under its employee stock purchase plan during both the three and six months ended December 25, 2015 and December 26, 2014.  Stock options were not granted during these respective periods.
Total share-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Cost of revenue	$412	$566	$937	$1,032
Research and development	495	659	1,201	1,218
Sales and marketing	451	764	969	1,565
General and administrative	1,809	2,182	3,967	3,855
Total share-based compensation expense	$3,167	$4,171	$7,074	$7,670
Determining Fair Value The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
ESPP Plan shares
Risk-free interest rate	0.5%	0.2%	0.5%	0.2%
Volatility	47.0%	49.0%	47.0%	49.0%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	—	—	—	—
Weighted average fair value	$1.83	$3.21	$1.83	$3.20
Stock Option Activity
A summary of stock option activity for the six months ended December 25, 2015 was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 26, 2015	1,386,570	$10.41
Options granted	—	—
Options exercised	(14,377)	5.34
Options cancelled	(133,271)	14.15
Balance at December 25, 2015	1,238,922	$10.07	4.09	$68
Vested and expected to vest at December 25, 2015	1,237,815	$10.07	4.09	$68
Exercisable at December 25, 2015	1,199,274	$10.14	4.07	$68
The total intrinsic value of option exercised in the six months ended December 25, 2015 was immaterial. The total intrinsic value of options exercised in the six months ended December 26, 2014 was $0.2 million. The total fair value of shares vested during the six months ended December 25, 2015 and December 26, 2014 was $0.4 million and $0.7 million, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of December 25, 2015, unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.20 years, was immaterial.
Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the six months ended December 25, 2015:

Number of Shares
Balance at June 26, 2015	1,706,073
Awarded	1,318,863
Released	(548,919)
Forfeited	(97,480)
Balance at December 25, 2015	2,378,537
Vested and expected to vest at December 25, 2015	1,813,419
In the first half of fiscal 2016, the Company granted time-based RSUs and performance-based RSUs (“PSUs”) to members of the Company's executive management team.  Generally, the RSUs begin immediate, quarterly vesting over a period of four years. The PSUs initially vest as to one-fourth of their amount on the day following Compensation Committee review of Company goal attainment for the fiscal year ending June 24, 2016.  The PSU grants may be increased or decreased depending on the level of attainment by the Company of the performance metrics established by the Compensation Committee.  The shares of common stock subject to these awards will be earned based on the performance as measured against the following metrics related to (i) total stockholder return (50% weighting) and (ii) two strategic objectives related to revenue and gross margin (50% weighting).  Achievement of the aforementioned performance criteria results in a vesting percentage determined in accordance with a payout matrix. At attainment of below 75%, PSU vesting would be 0%. At 75% attainment, vesting would be 50%. At 100% attainment, vesting would be 100%. Attainment at 125% and above would result in 150% vesting. If the conditions for initial vesting of the PSUs are met, the remaining portion of the PSU grant would vest in twelve equal, successive quarterly installments over an additional three years, subject to continued service through each vesting date. The Company estimated the fair value of its 2015 executive PSUs using a Monte Carlo simulation model with the assumptions discussed above, along with the fair value at the date of grant.
For purposes of reporting and determining the share-based compensation expense as of December 25, 2015, the Company estimated that 100% of the PSUs will be awarded. The Company assesses the achievement of these performance metrics on a quarterly basis.
As of December 25, 2015, there was $6.8 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.48 years.
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

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
RSUs shares withheld for taxes	80,807	67,435	171,428	126,201
RSUs amounts withheld for taxes	$433	$650	$914	$1,196

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Employee Stock Purchase Plan
At December 25, 2015, the total unrecognized compensation cost related to options to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $1.2 million. This cost will be amortized on a straight-line basis over approximately 1.6 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the six months ended December 25, 2015 and December 26, 2014.

	Six Months Ended
	December 25, 2015	December 26, 2014
Shares issued	376,569	209,631
Weighted-average purchase price per share	$4.53	$7.50
Employee stock purchases typically occur in August and February of each fiscal year. As such, there were no employee stock purchases during the three months ended December 25, 2015 or December 26, 2014.

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
There were no shares repurchased during the three and six months ended December 25, 2015. Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,566,000 shares of its common stock for approximately $18.0 million. As of December 25, 2015, the Company had a remaining authorization of approximately $12.0 million for future share repurchases; however the new credit agreement signed in January 2015 restricts the ability of the Company to repurchase stock while borrowings under the agreement remain outstanding. SGI does not anticipate repurchasing stock while such debt is outstanding and the Company's board has not extended the Company's repurchase program beyond December 31, 2015.

19. NET LOSS PER SHARE
Basic net income (loss) per common share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding and dilutive common shares outstanding during the period. For both the three and six months ended December 25, 2015 and December 26, 2014, the effect of outstanding options, RSUs and PSUs were anti-dilutive to loss per share and were therefore excluded from the calculation of diluted loss per share.
The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method. As the Company had a net loss in both the three and six months ended December 25, 2015 and December 26, 2014, basic and diluted net loss per share are the same for these periods.
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended December 25, 2015 and December 26, 2014 (in thousands, except per share amount):

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Numerator:
Net loss	$(479)	$(10,438)	$(12,051)	$(20,771)

Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	35,531	34,375	35,352	34,399

Basic and diluted net loss per share	$(0.01)	$(0.30)	$(0.34)	$(0.60)
The following potentially dilutive securities have been excluded from the dilutive net loss per share calculations, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Options, RSUs, PSUs and ESPP	4,193	3,671	4,290	3,666

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

20. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
The net periodic benefit cost of the German and Japan plans were comprised of the following components (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Net periodic benefit cost
Service cost	$78	$98	$156	$187
Interest expense	70	105	142	215
Expected return on plan assets	(34)	(37)	(69)	(73)
Amortization of actuarial losses	2	65	4	134
Net periodic benefit cost	$116	$231	$233	$463

21. INCOME TAXES
The Company recorded a tax provision of $0.4 million and $0.6 million for the three and six months ended December 25, 2015, respectively. The tax expense primarily was comprised of tax liability computed based on the Company’s projected foreign financial results for the year ending June 24, 2016, state taxes, interest for unrecognized tax benefits and U.S. deferred tax liability related to nondeductible goodwill, partially offset by tax benefits from expiring statute of limitations. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 25, 2015, primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
The Company recorded a tax provision of $0.1 million and $0.5 million for the three and six months ended December 26, 2014, respectively. The tax expense primarily was comprised of tax liability computed based on the Company’s projected foreign financial results for the year ended June 26, 2015, state taxes, interest for unrecognized tax benefits and U.S. deferred tax liability related to nondeductible goodwill, partially offset by tax benefits from expiring statute of limitations and tax refunds in foreign jurisdictions. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 26, 2014, primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
As of December 25, 2015, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had $6.0 million of gross unrecognized tax benefit as of December 25, 2015, of which $1.5 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of December 25, 2015, the Company also had $6.5 million of interest and penalties attributable to the gross unrecognized tax benefits. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits.

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
Segment Results
Summary information by operating segment for the three and six months ended December 25, 2015 and December 26, 2014 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Total net revenue
Product	$114,996	$100,288	$209,086	$175,290
Service	36,830	37,862	69,047	74,561
Total net revenue	$151,826	$138,150	$278,133	$249,851

Operating profit from reportable segments
Product	$11,542	$5,688	$11,683	$6,079
Service	13,736	14,842	26,666	29,540
Total operating profit from reportable segments (1)	$25,278	$20,530	$38,349	$35,619
(1) The profitability of each of the segments is measured excluding unallocated corporate charges, restructuring and severance, amortization and impairment of intangibles, share-based compensation expenses, and other items as noted in the reconciliation below.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table reconciles segment results to our total company results from operations before taxes:

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
	(in thousands)
Total reportable segments' operating profit	$25,278	$20,530	$38,349	$35,619
All other corporate charges:
Unallocated operating expenses	18,385	19,993	34,421	39,836
Restructuring and severance	730	3,792	1,674	4,884
Amortization and impairment of intangibles	192	1,310	284	1,525
Share-based compensation	3,167	4,171	7,074	7,670
Other	1,396	1,268	2,679	1,818
Total all other corporate charges	23,870	30,534	46,132	55,733
Income (loss) from operations, as reported	$1,408	$(10,004)	$(7,783)	$(20,114)
The segment information is presented on the basis which the Company's CODM evaluates the performance of its operating segments.
The Company's assets are located primarily in the United States and are not allocated to any specific region. The Company does not measure the performance of its business segments on any asset-based metrics. Therefore, reportable segment information is presented only for revenue and operating profit.
Customer information
A significant portion of the Company's revenue was generated from a limited number of customers. For the three months ended December 25, 2015, various agencies of the United States government, excluding system integrators (collectively, U.S. government) and one customer, accounted for approximately 30% and 15% of the Company's revenue, respectively. For the three months ended December 26, 2014, the U. S. government accounted for approximately 21% of the Company's revenue and another customer accounted for approximately 12% of the Company's revenue.
For the six months ended December 25, 2015, two customers accounted for 10% percent or more of the Company's total net revenue. The U.S. government accounted for approximately 30% of the Company's revenue and another customer accounted for approximately 11% of the Company's revenue. For the six months ended December 26, 2014, two customers accounted for 10% percent or more of the Company's total net revenue. The U.S. government accounted for approximately 21% of the Company's revenue and another customer accounted for approximately 10% of the Company's revenue.
At December 25, 2015, one customer accounted for approximately 24% of the Company's accounts receivable. At June 26, 2015, four customers accounted for approximately 56% of the Company's accounts receivable.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Geographic Information
The following table presents revenue by geographic region for the three and six months ended December 25, 2015 and December 26, 2014 (in thousands except percentages):

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014

Americas	$82,064	$87,615	$162,523	$155,285
As a percent of total net revenue	54.1%	63.4%	58.4%	62.2%
EMEA	18,561	16,864	44,104	34,477
As a percent of total net revenue	12.2%	12.2%	15.9%	13.8%
APJ	51,201	33,671	71,506	60,089
As a percent of total net revenue	33.7%	24.4%	25.7%	24.0%
Total revenue	$151,826	$138,150	$278,133	$249,851
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.
International sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were $48.0 million or 32% and $64.4 million or 23% for the three and six months ended December 25, 2015, respectively. International sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were $20.7 million or 15% and $40.9 million or 16% for the three and six months ended December 26, 2014, respectively. No other individual foreign country's revenue accounted for 10% or more of revenues in the three and six months ended December 25, 2015 and December 26, 2014.
23. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at December 25, 2015 was $4.4 million for which the Company has $4.2 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the accompanying unaudited condensed consolidated balance sheets.

24. COMMITMENTS AND CONTINGENCIES
Off Balance Sheet Arrangement
As of December 25, 2015, the Company had a $2.0 million outstanding letter of credit with Wells Fargo Bank to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 25, 2015. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of December 25, 2015.

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
Our actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, risks and uncertainties, including, among others, the risks discussed in this Part I, Item 2 -"Management's Discussion and Analysis of Financial Condition and Results of Operations,” the risk factors set forth in Part II, Item 1A- "Risk Factors” and elsewhere in this Form 10-Q and the risk factors set forth in our Annual Report on Form 10-K for the year ended June 26, 2015 filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2015 (our “Annual Report”). The information included herein is as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ materially from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on these forward-looking statements. Unless required by law, we expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written or oral forward-looking statements attributable to SGI or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are urged to carefully review and consider the various disclosures made in this report and other documents we file from time to time with the SEC to advise interested parties of the risks and factors that may affect our business.
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
We are focused on building upon the success in our existing high performance solution for compute business as well as increasing our service business with an emphasis on professional services. With our enhanced go-to-market capability, which include large partners and resellers, we believe we will penetrate the higher margin in-memory market that will largely target commercial enterprise businesses and have begun to see positive traction in the market. Our SGI UV for SAP Hana is designed to streamline database management for single large node environments, which require extremely high capacity and scale to meet the needs of in-memory databases. Our management continues to focus on opportunities to enhance operational efficiency to reduce costs that will enable profitability while maintaining appropriate levels of investment as well as cash generation. We believe that this strategic plan will help create a strong foundation for our business results in the long-term.
We continue to have a strong international presence with 48.0% and 43.5% of total revenue from sales outside of the U.S. in the three and six months ended December 25, 2015, respectively. Total revenue from sales outside of the U.S. in the three and six months ended December 26, 2014 were 38.0% and 39.5% of total revenue, respectively. In addition, our customer base continues to expand in various sectors, including the public and manufacturing sectors.

Significant Events
Our financial results during the three and six months ended December 25, 2015 and December 26, 2014 were affected by certain significant events that should be considered in comparing the periods presented.
Term Loan
On January 27, 2015, we entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and origination costs of approximately $3.8 million, which was used to pay off the prior credit facility and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. As of December 25, 2015, the Company had $65.9 million, net of unamortized debt issuance costs of $2.8 million outstanding principal balance owed on the Term Loan of which approximately $65.2 million, net of unamortized issuance costs of $1.7 million was recorded in long-term liabilities. The Company was in compliance with all covenants under the Term Loan, as of December 25, 2015.
Impairment of Intangible Assets
During the second quarter of fiscal 2015, we ceased selling and supporting products related to an asset acquisition acquired in fiscal 2014 and determined that the remaining intangible assets related to this acquisition were impaired. We recorded an impairment charge of $1.1 million in the second quarter of fiscal 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million.

Results of Operations
Summarized below are the results of our operations for the three and six months ended December 25, 2015 as compared to the three and six months ended December 26, 2014.
Financial Highlights

•
Our total revenue for the three months ended December 25, 2015 was $151.8 million, an increase of $13.7 million or 9.9%, from the comparable period in fiscal 2015. Revenue increased $28.3 million or 11.3% in the six months ended December 25, 2015 from $249.9 million in the six months ended December 26, 2014. The increase in both the three and six months of fiscal 2016 compared to the same periods in fiscal 2015, were due primarily to higher products revenue, particularly in our international operations, offset by a slight reduction in service revenue. The increase in product revenue for both periods are consistent with our strategic decision to focus our investments in strategic areas of HPC and High Performance Data Analytics ("HPDA"). We have been successful in winning large strategic projects primarily for the U.S. government and have seen good traction in our HPDA business. The decrease in our service revenue for both periods is due to the lower volume of products sold over the last few years requiring service needs and the timing of professional services provided. In addition, we experienced a decline in our support revenue associated with initial product sales as our customers refresh their technology to newer generation products. The warranty period for our products is generally one to three years, as such the amount of support and maintenance revenue is expected to be lower given that products are still under warranty.

•
Our overall gross margin was 26.9% in the three months ended December 25, 2015, an increase of 0.3 percentage points from 26.6% in the three months ended December 26, 2014. The change in our overall gross margin percentage in the three months ended December 25, 2015 was primarily due to higher product margin resulting from a higher UV mix compared to the comparable quarter last year. Our UV products typically generate a much higher margin than our other products. We also benefited from lower severance costs and impairment charges during the second quarter of fiscal 2016. We recognized an impairment charge of $0.8 million related to our decision to discontinue selling and supporting certain storage products during the second quarter of fiscal 2015.

•
Our overall gross margin was 24.9% in the six months ended December 25, 2015, a decrease of 2.8 percentage points from 27.7% in the six months ended December 26, 2014. The change in our overall gross margin percentage in the six months ended December 25, 2015 was primarily driven by an unfavorable mix compared to the comparable period last year, with a much lower mix of service revenue, which typically has a higher gross margin. In addition, during the six months ended December 25, 2015, we were also negatively impacted as a result of one large program where we recognized revenue at a much lower margin than our typical run rate business.

•
Our research and development, selling and general and administrative expenses were $39.4 million in the three months ended December 25, 2015 compared to $46.8 million in the prior year comparable quarter, a decrease of approximately $7.4 million. The decrease was attributed to the decline in compensation and related expenses due to reductions in headcount along with lower spending due to tight expense controls. We also benefited from lower share-based compensation, severance and impairment charges. As indicated above, we took an impairment charge in the second quarter of 2015 related to an acquisition made in 2014. This was slightly offset by an increase in bad debt reserves.

•
Our research and development, selling and general and administrative expenses were $77.1 million in the six months ended December 25, 2015 compared to $89.2 million in the prior year comparable period, a decrease of approximately $12.1 million. The decrease was attributed to the decline in compensation and related expenses due to reductions in headcount along with lower spending due to tight expense controls. We also benefited from lower share-based compensation, severance and impairment charges. As indicated above, we took an impairment charge in the second quarter of 2015 related to an acquisition made in 2014. This was slightly offset by an increase in bad debt reserves.

•
Total headcount as of December 25, 2015 was 1,082, which reflected a net reduction of 18 employees or approximately 2%, from 1,100 as of December 26, 2014 primarily due to cost reduction actions occurring over the last fiscal year.

•
During the three and six months ended December 25, 2015, we incurred approximately $0.8 million and $1.7 million, respectively, of severance charges associated with planned cost reductions. During the three and six months ended December 26, 2014, we incurred approximately $3.8 million and $4.8 million, respectively, of severance charges associated with planned cost reductions.

•
Interest expense, net was approximately $2.0 million and $4.1 million for the three and six months ended December 25, 2015 compared to $0.1 million and $0.1 million in the comparable three and six month periods in December 26, 2014. As indicated above, On January 27, 2015, we entered into a credit agreement providing an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum.

•
Net loss for the three months ended December 25, 2015 was $0.5 million, or a reduction of $9.9 million compared to a net loss of $10.4 million in the comparable quarter last year. Net loss for the six months ended December 25, 2015 was $12.1 million or a reduction of $8.7 million compared to the net loss of $20.8 million for the six months ended December 26, 2014. The decrease in net loss for both the three and six month periods ended December 25, 2015 compared to the comparable periods last year was primarily driven by higher revenue and lower operating expenses, which was offset by higher interest expense due to the Term Loan obtained in January 2015.

•
We continue to streamline our operations and maintain tight controls over spending in order to help achieve our long-term operating targets and goals, as well as to enable increased new investment in new products and emerging technologies.

Net Revenue

	Three Months Ended		Change	Six Months Ended		Change
	December 25, 2015	December 26, 2014		December 25, 2015	December 26, 2014
	($ in thousands)			($ in millions)

Net revenue from products:	114,996	100,288	14,708	209,086	175,290	33,796
As a percent of total net revenue	75.7%	72.6%	3.1 ppts	75.2%	70.2%	5.0 ppts
Net revenue from services	36,830	37,862	(1,032)	69,047	74,561	(5,514)
As a percent of total net revenue	24.3%	27.4%	(3.1) ppts	24.8%	29.8%	(5.0) ppts
Total net revenue	$151,826	$138,150	$13,676	$278,133	$249,851	$28,282
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
The following table presents revenue by geographic region for the three and six months ended December 25, 2015 and December 26, 2014 (in thousands except percentages):

	Three Months Ended		Change	Six Months Ended		Change
	December 25, 2015	December 26, 2014		December 25, 2015	December 26, 2014

Americas	$82,064	$87,615	$(5,551)	$162,523	$155,285	$7,238
As a percent of total net revenue	54.1%	63.4%	(9.3) ppts	58.4%	62.2%	(3.8) ppts
EMEA	18,561	16,864	1,697	44,104	34,477	9,627
As a percent of total net revenue	12.2%	12.2%	—%	15.9%	13.8%	2.1 ppts
APJ	51,201	33,671	17,530	71,506	60,089	11,417
As a percent of total net revenue	33.7%	24.4%	9.3 ppts	25.7%	24.0%	1.7 ppts
Total revenue	$151,826	$138,150	$13,676	$278,133	$249,851	$28,282
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries. The Asia-Pacific geographic region ("APJ") includes Australia, New Zealand, Japan and all other Asian countries.
Revenue generated in the Americas represented 54.1% of total revenue during the second quarter of fiscal 2016, or a decrease of 9.3 percentage points from 63.4% during the comparable quarter last year. Revenue generated in the Americas represented 58.4% of total revenue during the first half of fiscal 2016, or a decrease of 3.8 percentage points from 62.2% during the comparable period last year. The decrease in revenue in the Americas for both the three and six months ended December 25, 2015 compared to the comparable periods in fiscal 2015 was due primarily to a significant increase in the number of large programs, particularly in Japan, reflecting our efforts to win large strategic projects.
Our revenue mix by geography illustrates that we continue to have strong international presence representing 48.0% and 43.5%, of our total revenue for the three and six months ended December 25, 2015. Revenue from sales outside of the U.S. was 38.0% and 39.5% in the three and six months ended December 26, 2014, respectively.
For the three months ended December 25, 2015, various agencies of the United States government, excluding system integrators ("U.S. government") and one customer accounted for approximately 30% and 15% of total revenue, respectively. For the three months ended December 26, 2014, the U.S. government and one customer accounted for approximately 21% and 15% total revenue, respectively.
For the six months ended December 25, 2015, two customers accounted for 10 percent or more of the Company's total net revenue. The U.S. government accounted for approximately 30% of the Company's revenue and another customer accounted for approximately 11% of the Company's revenue. For the six months ended December 26, 2014, two customers accounted for 10 percent or more of the Company's total net revenue. The U.S. government accounted for approximately 21% of the Company's revenue and another customer accounted for approximately 10% of the Company's revenue.

Cost of revenue and gross profit
Cost of revenue and gross profit for the three and six months ended December 25, 2015 and December 26, 2014 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 25, 2015	December 26, 2014	$	%	December 25, 2015	December 26, 2014	$	%

Total cost of revenue	$111,001	$101,341	$9,660	9.5%	$208,844	$180,670	$28,174	15.6%

Total gross profit	$40,825	$36,809	$4,016	10.9%	$69,289	$69,181	$108	0.2%

Total gross margin	26.9%	26.6%		0.3 ppts	24.9%	27.7%		(2.8) ppts
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
Overall gross profit increased by $4.0 million to $40.8 million in the three months ended December 25, 2015 from $36.8 million in the three months ended December 26, 2014. During the second quarter of fiscal 2016, we recognized higher revenue of $9.7 million compared to the prior comparable period and we benefited from lower severance, share-based compensation and impairment charges. As indicated above, we took an impairment charge of $1.1 million in the second quarter of 2015 related to an acquisition made in 2014, of which $0.8 million impacted cost of revenue. Our overall gross margin also increased to 26.9% in the three months ended December 25, 2015 from 26.6% in the three months ended December 26, 2014. The slight increase in gross margin for the three months ended December 25, 2015 was primarily driven by the comments discussed above offset by a an unfavorable product mix with lower service revenue, which typically generates a higher gross margin.
Overall gross profit increased by $0.1 million to $69.3 million in the six months ended December 25, 2015 from $69.2 million in the six months ended December 26, 2014. During the second half of 2016, we recognized higher revenue of $28.2 million compared to the prior comparable period and we benefited from lower severance, share-based compensation and impairment charges. As indicated above, we took an impairment charge of $1.1 million in the second half of 2015 related to an acquisition made in 2014, of which $0.8 million impacted cost of revenue. However, during the second half of 2016, we were negatively impacted as a result of one large program where we recognized revenue at a much lower margin than our typical run rate business.  Our overall gross margin decreased to 24.9% in the six months ended December 25, 2015 from 27.7% in the six months ended December 26, 2014. The decrease in gross margin for the six months ended December 25, 2015 was primarily driven by the large low margin deal discussed above as well as an unfavorable product mix with lower service revenue, which typically generates higher gross margin. This was slightly offset by the lower cost savings described above.

Operating Expenses
Operating expenses for the three and six months ended December 25, 2015 and December 26, 2014 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 25, 2015	December 26, 2014	$	%	December 25, 2015	December 26, 2014	$	%

Research and development	$12,987	$14,779	$(1,792)	(12.1)%	$26,167	$27,979	$(1,812)	(6.5)%
Sales and marketing	13,826	16,780	(2,954)	(17.6)%	26,394	32,641	(6,247)	(19.1)%
General and administrative	12,604	15,254	(2,650)	(17.4)%	24,511	28,559	(4,048)	(14.2)%
Restructuring	—	—	—	N/A	—	116	(116)	(100.0)%
Total operating expense	$39,417	$46,813	$(7,396)	(15.8)%	$77,072	$89,295	$(12,223)	(13.7)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense decreased $1.8 million or 12.1% to $13.0 million in the three months ended December 25, 2015 from $14.8 million in the three months ended December 26, 2014. We continued to invest in new product design and development activities in order to enhance our products and product portfolio. We received an increase in third-party funding of approximately $0.4 million and also benefited from lower severance expense of $0.8 million and lower facility and share-based compensation costs.
Research and development expense decreased $1.8 million or 6.5% to $26.2 million in the six months ended December 25, 2015 compared to $28.0 million in the six months ended December 26, 2014. We continued to invest in new product design and development activities in order to enhance our products and product portfolio. We received an increase in third-party funding of approximately $0.7 million and also benefited from lower severance expense of $0.8 million and lower facility costs.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.
Sales and marketing expense decreased $3.0 million, or 17.6%, to $13.8 million in the three months ended December 25, 2015 from $16.8 million in the three months ended December 26, 2014. This decrease was primarily due to lower severance of $1.5 million, lower compensation and related expenses of $0.6 million as a result of decreased headcount. We also benefited from lower commissions expense reflecting a change in the sales commission targets and lower travel and entertainment costs compared to last year. This was slightly offset by higher bonuses.
Sales and marketing expense decreased $6.2 million, or 19.1%, to $26.4 million in the six months ended December 25, 2015 from $32.6 million in the six months ended December 26, 2014. This decrease was primarily due to lower severance of $1.3 million, lower compensation and related expenses of $2.1 million as a result of decreased headcount. We also benefited from lower commissions expense of $1.1 million reflecting a change in the sales commission targets and lower travel and entertainment costs of $0.4 million compared to last year. In addition, during the six months ended December 26, 2014, as a result of a decision made to discontinue selling and support certain storage products, we recorded an impairment charge of $0.3 million impacting sales expense.
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

General and administrative expense decreased $2.7 million, or 17.4%, to $12.6 million in the three months ended December 25, 2015 from $15.3 million in the three months ended December 26, 2014. This decrease was primarily due to a decrease in our compensation and related expenses of $0.7 million as a result of decreased headcount. We also experienced a decrease in lower third party and facility costs as a result of tight spending and facility closures compared to a year ago. In addition, our share-based compensation expense during the second quarter of fiscal 2016 was $0.4 million lower compared to the same period last year. This decrease was partially offset by higher bad debt reserves and severance compared to the second quarter of fiscal 2015.
General and administrative expense decreased $4.0 million, or 14.2%, to $24.5 million in the six months ended December 25, 2015 from $28.6 million in the six months ended December 26, 2014. This decrease was primarily due to a decrease in our compensation and related expenses of $1.4 million as a result of decreased headcount. We also experienced a decrease in third party expenses of $2.8 million and a decrease in facility costs of $1.1 million as a result of tight spending and facility closures compared to the same period a year ago. This decrease was partially offset by higher bad debt reserves and share-based compensation.
Restructuring. Total restructuring expense related to our fiscal 2012 restructuring action was immaterial for both the three and six months ended December 25, 2015 and December 26, 2014 as this restructuring action has been completed.
Total other income, net
Total other income, net for the three and six months ended December 25, 2015 and December 26, 2014 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 25, 2015	December 26, 2014	$	%	December 25, 2015	December 26, 2014	$	%

Interest expense, net	$(2,027)	$(58)	$(1,969)	3,394.8%	$(4,056)	$(100)	$(3,956)	3,956.0%
Other income (expense), net	540	(247)	787	(318.6)%	437	(104)	541	(520.2)%
Total other (expense) income, net	$(1,487)	$(305)	$(1,182)	387.5%	$(3,619)	$(204)	$(3,415)	1,674.0%
Interest expense, net. Interest expense, net primarily consists of interest expense relating to our Term Loan, as well as interest earned on our interest-bearing investment accounts. During the three and six months ended December 25, 2015, we recorded $2.0 million and $4.1 million of interest expense primarily related to our Term Loan which we entered into in January 2015.
Other income, net. Other income, net during the six months ended December 25, 2015 consisted of foreign exchange gains (losses) as a result of the exchange rates primarily for the Euro, British Pound, Czech Koruna, Japanese Yen, Canadian dollar and Australian dollar against the U.S. Dollar. We have a hedging strategy that is intended to mitigate the effect of exchange rate fluctuations on certain foreign currency balance sheet accounts and cash flows.
Income tax provision
Income tax provision for the three and six months ended December 25, 2015 and December 26, 2014 were as follows (in thousands except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	December 25, 2015	December 26, 2014	$	%	December 25, 2015	December 26, 2014	$	%

Income tax provision	$400	$129	$271	210.1%	$649	$453	$196	43.3%
We recorded a tax provision of $0.4 million and $0.6 million for the three and the six months ended December 25, 2015, respectively. The tax provision primarily was comprised of tax liability computed based on the Company’s projected full-year foreign taxes, state taxes, interest for unrecognized tax benefits and U.S. deferred tax liability related to nondeductible goodwill, partially offset by tax benefits from expiring statute of limitations. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 25, 2015 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
We recorded a tax provision of $0.1 million and $0.5 million for the three and six months ended December 26, 2014, respectively. The tax expense was primarily comprised of tax liability computed based on the Company’s projected foreign financial results for the year ended June 26, 2015, state taxes, interest for unrecognized tax benefits and U.S. deferred tax liability related to nondeductible goodwill, partially offset by tax benefits from expiring statute of limitations and tax refunds in foreign jurisdictions. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and six months ended December 26, 2014 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
As of December 25, 2015, we have provided a partial valuation allowance against our net deferred tax assets. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
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
Operating results for our product segment for the three and six months ended December 25, 2015 and December 26, 2014 were as follows (in thousands except percentage):

	Three Months Ended		Change		Six Months Ended		Change
	December 25, 2015	December 26, 2014	$	%	December 25, 2015	December 26, 2014	$	%

Net revenue	$114,996	$100,288	$14,708	14.7%	$209,086	$175,290	$33,796	19.3%

Operating profit	$11,542	$5,688	$5,854	102.9%	$11,683	$6,079	$5,604	92.2%

Operating margin	10.0%	5.7%		4.3 ppts	5.6%	3.5%		2.1 ppts
Revenue for our product segment increased $14.7 million, or 14.7%, to $115.0 million in the three months ended December 25, 2015 from $100.3 million during the three months ended December 26, 2014. The increase in revenue in the three months ended December 25, 2015 compared to the three months ended December 26, 2014 was due primarily to an increase in the number of large programs, particularly in Japan, as a result of our focus to win more strategic large projects. We experienced an increase in revenue for our HPDA solutions with our new UV products. We have been successful in gaining traction in the HPDA market and expect this market to be an area of growth for the Company.
For the six months ended December 25, 2015, revenue for our product segment increased $33.8 million, or 19.3%, to $209.1 million from $175.3 million during the six months ended December 26, 2014. The increase in revenue in the six months ended December 25, 2015 compared to the six months ended December 26, 2014 was due primarily to an increase in the number of large programs, particularly in Japan and from the U.S. government and system integrators as a result of our focus to win more strategic large projects. We also experienced an increase in revenue for our HPDA solutions with our new UV products, as discussed above.

Overall operating profit for our product segment increased by $5.9 million to an operating profit of $11.5 million in the three months ended December 25, 2015 from $5.7 million operating profit in the three months ended December 26, 2014. The increase in operating profit for the three months ended December 25, 2015 compared to the comparable period last year was mainly driven by higher revenue along with a more favorable mix of higher margins product sales particularly with our UV product line. In addition, during the three months ended December 25, 2015, we benefited from lower operating expenses due to reductions in headcount resulting in lower compensation and related expenses, lower commissions, as well as tight spending controls.
Overall operating profit for our product segment increased by $5.6 million to an operating profit of $11.7 million in the six months ended December 25, 2015 from $6.1 million operating profit in the six months ended December 26, 2014. The increase in operating profit for the six months ended December 25, 2015 compared to the comparable period last year was mainly driven by higher revenue along with a more favorable mix of higher margin product sales. We also benefited from lower operating expenses due to reductions in headcount resulting in lower compensation and related expenses, lower commissions, as well as tight spending controls. However, this was partially offset by the impact of one large deal that occurred in the first half of 2016 where we recognized revenue at a much lower margin than our typical run rate business.
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
Operating results for our Service segment for the three and six months ended December 25, 2015 and December 26, 2014 were as follows (in thousands except percentage):

	Three Months Ended		Change		Six Months Ended		Change
	December 25, 2015	December 26, 2014	$	%	December 25, 2015	December 26, 2014	$	%

Net revenue	$36,830	$37,862	$(1,032)	(2.7)%	$69,047	$74,561	$(5,514)	(7.4)%

Operating profit	$13,736	$14,842	(1,106)	(7.5)%	$26,666	$29,540	$(2,874)	(9.7)%

Operating margin	37.3%	39.2%		(1.9) ppts	38.6%	39.6%		(1.0) ppts
Our service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Revenue for our Service segment decreased $1.0 million or 2.7%, to $36.8 million in the three months ended December 25, 2015 from $37.9 million in the three months ended December 26, 2014. Revenue for our Service segment decreased $5.5 million or 7.4%, to $69.0 million in the six months ended December 25, 2015 from $74.6 million in the six months ended December 26, 2014. The decreases for both the three and six months ending December 25, 2015 were primarily due to the lower volume of products sold requiring service needs and the timing of professional services provided. In addition, we experienced a decline in our support revenue associated with initial product sales as our customers refresh their technology to newer generation products. The warranty period for our products is generally one to three years, as such the amount of support and maintenance revenue is expected to be lower given that products are still under warranty.
Overall operating profit decreased by $1.1 million for our Service segment during the three months ended December 25, 2015 compared to the three months ended December 26, 2014 and decreased by $2.9 million in the six months ended December 25, 2015 compared to the six months ended December 26, 2014. The decreases in both the three and the six month periods were primarily driven by the lower revenue volumes as well as higher third party costs and higher allocated sales costs.

Liquidity and Capital Resources
We had $68.4 million of unrestricted cash and cash equivalents at December 25, 2015 and $67.2 million at June 26, 2015. As of December 25, 2015, $52.1 million of cash was held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity, maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence to our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At December 25, 2015 and June 26, 2015, we had restricted cash of $4.2 million and $4.4 million, respectively, pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and to certain vendors to support payments in advance of delivery of goods and services.
On January 27, 2015, we entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million for a term of three and a half years bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and debt issuance costs of approximately $3.8 million, which was used to pay off the prior credit facility, as mentioned above, and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. All commitments under the December 2011 credit facility were terminated. As of December 25, 2015, the Company had an outstanding principal balance of $68.7 million on the Term Loan of which approximately $1.8 million was recorded as short-term debt in current liabilities. We may not prepay the loan during the first year and may only prepay the loan during the second year at a premium. After the second year, we may prepay the loan without penalty. We are currently assessing various financing alternatives including a prepayment of all or portion the Term Loan. We were in compliance with all covenants under the Term Loan, as of December 25, 2015 and expect to be in compliance for the next 12 months. We also have unsecured unguaranteed loans with Mizuho Bank, Ltd. ("Japan Loans") for 500 million yen or $4.1 million at TIBOR plus 1% per annum, of which approximately $3.3 million was classified as short-term debt in current liabilities, as of December 25, 2015.
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
As indicated above, we are assessing various financing alternatives and may prepay all or a portion of the Term Loan. On January 27, 2015, we filed with the SEC a universal shelf Registration Statement on Form S-3 to issue and sell on a current, delayed or continuous basis up to $75 million of Company securities in one or more offerings within or outside the United States, whether for cash or through the exchange of other forms of consideration (the “Shelf Registration Statement”). Upon being declared effective by the SEC and pursuant to the Shelf Registration Statement, the Company may issue an indeterminate number of shares of common stock, preferred stock, debt securities and/or warrants at various times and at indeterminate prices. The sale of any additional equity or debt securities could result in dilution to our stockholders.

The following is a summary of cash activity (in thousands):

	Six Months Ended
	December 25, 2015	December 26, 2014
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$3,446	$(35,265)
Net cash used in investing activities	(4,506)	(2,756)
Net cash provided by financing activities	1,606	11,568
Effect of exchange rate changes on cash and cash equivalents	673	(3,550)
Net increase (decrease) in cash	$1,219	$(30,003)

Operating Activities
Cash provided by operating activities was $3.4 million for the six months ended December 25, 2015. Our net loss was $12.1 million for the six months ended December 25, 2015. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $5.4 million and share-based compensation expense of $7.1 million, and $0.6 million of other items. Net change in operating assets and liabilities of $2.4 million contributed to the increase in cash from operating activities. The primary sources of cash in operating activities were decreases in accounts receivables, inventory and prepaid and other assets. The decrease in inventory reflects the timing of shipments of large sales contracts that we had won in the past few quarters. The primary uses of cash in operating activities were decreases in deferred revenue, accounts payable, and other operating liabilities, as well as increases in deferred costs of revenue.
For the six months ended December 25, 2015, accounts receivable decreased $14.6 million reflecting the timing of revenue recognition and collections of the trade receivables. In addition, inventory decreased $12.7 million reflecting the timing of customer shipments and acceptance of sales contracts. Additionally, prepaid expenses and other assets decreased by $6.3 million also contributing to the increase in cash from operating activities.
For the six months ended December 25, 2015, deferred revenue decreased by $13.1 million primarily due to the timing of revenue recognition on sales transactions that were required to be recognized in accordance with our revenue recognition policy. Additionally, accounts payable and other liabilities decreased by $1.8 million and $13.8 million, respectively, primarily due to the timing of revenue recognition and payments to our suppliers. These decreases offset by a slight increase in deferred costs of revenue of $2.5 million.
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
Investing Activities
Cash used in investing activities was $4.5 million in the six months ended December 25, 2015, primarily due to purchases of property and equipment of $4.6 million.
Cash used in investing activities was $2.8 million in the six months ended December 26, 2014, primarily due to purchases of property and equipment of $2.5 million.

Financing Activities
Cash provided by financing activities was $1.6 million for the six months ended December 25, 2015, primarily due to proceeds from the Japan loans of $1.6 million, issuance of stock under our employee stock purchase plan and stock option exercises of $1.8 million. This was offset by the repayment of loan principal of $0.9 million and the funding of restricted stock units withheld for taxes of $0.9 million.
Cash provided by financing activities was $11.6 million for the six months ended December 26, 2014, primarily due to the proceeds from the draw-down of our prior credit facility of $15.0 million, issuance of stock under our employee stock purchase plan and stock option exercises of $2.0 million. This was offset by the repurchase of shares of our common stock of $4.2 million and the funding of restricted stock units withheld for taxes of $1.2 million.
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
As of December 25, 2015, we had total outstanding commitments on non-cancelable operating leases of our real properties of $27.3 million, of which $21.5 million related to our domestic leases. These domestic leases include our headquarters in Milpitas, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal 2024. The remainder of our domestic leases will expire in fiscal 2016 through 2022. As of December 25, 2015, we had total outstanding commitments of $5.8 million in non-cancelable international real property operating leases. The total outstanding commitments included $4.6 million relating to our leased facilities in Japan. Our major facility leases in our international locations are generally for terms of two to four years and generally do not provide renewal options.
As of December 25, 2015, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $0.5 million at December 25, 2015.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory. As of December 25, 2015, there were remaining commitments of approximately $16.4 million, of which $11.6 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Term Loan—On January 27, 2015, we entered into a three and a half year credit agreement with an aggregate principal amount of $70.0 million. As of December 25, 2015, the Company had an outstanding principal balance of $68.7 million on the Term Loan of which approximately $1.8 million was recorded as short-term debt in current liabilities. See Note 14 and 15, Short-term Debt and Long-term Debt, respectively, for more information regarding the secured Term Loan.
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
Japan Loans—As of December 25, 2015, we had unsecured unguaranteed loans with Mizuho Bank, Ltd. ("Japan Loans") for 500 million yen or $4.1 million at TIBOR (Tokyo Interbank Offered Rate) plus 1% per annum, of which approximately $3.3 million was classified as short-term debt as of December 25, 2015.
Uncertain Tax Positions—As of December 25, 2015, the net recorded tax liability for uncertain tax positions was $12.4 million, including interest and penalties. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.

Guarantees and Indemnifications—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at December 25, 2015 was $4.4 million, for which we have $4.2 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of December 25, 2015. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of December 25, 2015.
Off-Balance Sheet Arrangements— As of December 25, 2015, we have a $2.0 million outstanding letter of credit from Wells Fargo Bank to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement for the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of December 25, 2015.
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
There have been no significant changes in the Company's significant accounting policies for the six months ended December 25, 2015 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report except as noted below.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio and our credit facility. As of December 25, 2015, our cash and cash equivalents of $68.4 million consisted primarily of cash and money market funds. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
Given the short term nature of our cash and cash equivalents, the risk of loss in fair value resulting from interest rate changes is minimal. At December 25, 2015, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under our loans is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows may be materially affected. As of December 25, 2015, we had $72.8 million outstanding principal balance from our loans. A 1% increase or decrease in the interest rate, with all other variables held constant, would have impacted our interest expense by approximately $0.7 million per year.
Foreign Exchange Risk
As of December 25, 2015, foreign currency cash accounts totalled $47.5 million, primarily in Euros, Australian Dollar, British Pound and Japanese Yen.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net, in our consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Our balance sheet hedging strategy is intended to mitigate our currency exposures related to remeasuring monetary assets and liabilities by entering into foreign currency forward contracts that have maturities generally of three month or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts.  Additionally, our cash flow hedging strategy use forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-USD cash flows to further mitigate the effect of exchange rate fluctuations for these currencies.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $4.8 million change in the value of our foreign currency cash accounts as of December 25, 2015.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of December 25, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 25, 2015, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
We generally derive a significant portion of our revenue directly from U.S. government entities, from education and research institutions funded by the U.S. government and from system integrators that sell to the U.S. government. For the three months ended December 25, 2015, such sales represented approximately 42% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.
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
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For the three months ended December 25, 2015, our top five customers worldwide accounted for approximately 61% of our total revenues, with various agencies of the U.S. government, excluding system integrators, accounting for approximately 30% of total revenue.
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
Despite our historical success in growing our revenue from certain agencies of the U.S. government as well as higher education, we have had limited success in broadening our base of enterprise customers. We have modified our go-to-market strategy and have invested in sales and marketing personnel and programs to increase penetration of our HPC, and High Performance Data Analytics solutions among enterprise customers, including original equipment manufacture (OEM) arrangements. If we are not successful in increasing sales of our solutions into enterprise customers, our growth opportunities may be limited.
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
Even if we are successful in closing sales, several large transactions that we have entered into require us to invest cash up front to fund working capital without collecting cash for several quarters. Recently, we have found success in our strategy of focusing on large deals to help drive our revenue growth and have been awarded by customers a greater number of large installation programs. Such transactions require significant up-front capital investment. To further support our needs and to offset these declines in our cash position, we secured $70 million in term loan financing in January 2015. Nonetheless, during the six months ended December 25, 2015, we generated approximately $3 million in cash from our operating activities. If we are unable to collect cash and negotiate more favorable cash collection terms in the future, or if we are unable to secure additional financing on acceptable terms, our liquidity and ability to fund our operations could be adversely affected.
International Sales and Operations—The global nature of our operations exposes us to increased risks and compliance obligations, which may adversely affect our business.
During the three months ended December 25, 2015, we derived approximately 48% of our revenue from sales outside of the United States. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
Our stock price has experienced high volatility. For example, during the six months ended December 25, 2015, our stock price fluctuated from a high of $6.59 to a low of $3.93. Investors may not be able to sell shares at or above the price at which they purchased them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

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
We have significant exposure to revenues, expenses and certain asset and liability balances denominated in currencies other than the U.S. Dollar. Changes in the exchange rates of major foreign currencies, particularly the Japanese Yen, Euro, British Pound and Australian Dollar, relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For the three months ended December 25, 2015, our revenue from our EMEA and APJ regions was $18.6 million and $51.2 million, respectively. As of December 25, 2015, the balance in our foreign currency cash accounts was $47.5 million. An increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
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

In addition to the component parts, we currently integrate application-specific integrate circuit ("ASIC") in many of our products. The development of an ASIC is costly and may take up to many months to develop. A large portion of these costs typically are expensed as incurred as research and development costs and will cause volatility in our operating results and may cause them to fluctuate significantly.
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
An increasing portion of our sales strategy is to develop our sales efforts through the use of resellers and other third parties to sell our systems, such as OEMs. We may not be successful in building or expanding relationships with these third parties. Further, even if we do develop and expand these relationships, they may conflict with our direct sales efforts in some territories. Ineffective marketing of our products by our resellers or disruptions in our distribution channels could lead to decreased sales or slower than expected growth in revenue and might harm our business and operations.
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
If appropriate opportunities present themselves, we may consider acquiring or making investments in companies, assets or technologies that we believe are strategic. In addition, our Term Loan contains various covenants that limit our ability to acquire assets or make certain investments. Acquisitions are difficult, time consuming and pose a number of risks, including:

•	the acquired products may fail to achieve projected sales or operating margin targets;

•	the acquired business, asset or technology may not further our business strategy or we may not realize expected synergies or cost savings;

•	we might overpay for the acquired business, asset or technology;

•	we might experience difficulties integrating the acquired assets, technologies, operations or personnel or retaining the key personnel of the acquired company;

•	disruption of ongoing business, including diversion of management's attention;

•	we might experience difficulties entering and competing in new product or geographic markets in which we are not experienced;

•	assumption of unknown liabilities, including tax and litigation or problems with product quality, and the related expenses and diversion of resources;

•	potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs and other expenses associated with adding and supporting new products;

•	potential negative impact on our relationships with customers, distributors and business partners; and

•	potential negative impact on our earnings per share/negative impact on our earnings resulting from the application of ASC No. 805, Business Combinations, which became applicable to us in January 2009.
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
While we have undertaken cost reduction efforts to streamline operations and reduce operating expenses, we may undertake additional restructuring efforts or other cost reduction measures in the future. Our ability to achieve the anticipated cost savings and other benefits from our cost reduction measures within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as negotiations with third parties. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future cost reduction measures. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such actions, and our business and results of operations could be adversely affected.

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
There were no shares repurchased during the three and six months ended December 25, 2015. Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,566,000 shares of its common stock for approximately $18.0 million. As of December 25, 2015, the Company had a remaining authorization of approximately $12.0 million for future share repurchases; however the new term loan agreement signed in January 2015 restricts the  ability of the Company to repurchase stock while borrowings under the agreement remain outstanding. SGI does not anticipate repurchasing stock while such debt is outstanding, and the Company's board has not extended the Company's repurchase program beyond December 31, 2015. See Note 15, Long-term Debt, for more information about the Term Loan agreement.

ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5. Other Information
None.

ITEM 6. Exhibits

See the Exhibit Index.

 EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
		Form	Ex. No.	File No.
10.1	2014 Omnibus Incentive Plan, as amended					X
10.2	Employment Letter Agreement between the Registrant and Mekonnen Asrat, as amended					X
31.1	Certification of Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification of Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a).					X
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

SILICON GRAPHICS INTERNATIONAL CORP.

By:	/s/ MEKONNEN P. ASRAT
Mekonnen P. Asrat Chief Financial Officer (Principal Financial Officer)
Dated: January 29, 2016