Form 10-Q
period 2016-03-25
Silicon Graphics International Corp
filed 2016-04-29
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2016
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 26, 2016, there were 36,277,436 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015

Revenue
Product	$96,432	$82,398	$305,518	$257,688
Service	35,651	36,106	104,698	110,667
Total revenue	132,083	118,504	410,216	368,355
Cost of revenue
Product	74,295	63,794	243,567	201,428
Service	20,020	21,051	59,592	64,087
Total cost of revenue	94,315	84,845	303,159	265,515
Gross profit	37,768	33,659	107,057	102,840
Operating expenses:
Research and development	12,744	13,016	38,911	40,995
Sales and marketing	12,308	14,248	38,702	46,889
General and administrative	12,226	12,840	36,737	41,399
Gain from sale of assets	(4,425)	—	(4,425)	—
Restructuring	—	—	—	116
Total operating expenses	32,853	40,104	109,925	129,399
Income (loss) from operations	4,915	(6,445)	(2,868)	(26,559)
Total other expense, net:
Interest expense, net	(1,988)	(1,614)	(6,044)	(1,714)
Other expense, net	(1,812)	(575)	(1,375)	(679)
Total other expense, net	(3,800)	(2,189)	(7,419)	(2,393)
Income (loss) before income taxes	1,115	(8,634)	(10,287)	(28,952)
Income tax provision	376	128	1,025	581
Net income (loss)	$739	$(8,762)	$(11,312)	$(29,533)

Basic net income (loss) per share	$0.02	$(0.25)	$(0.32)	$(0.86)
Diluted net income (loss) per share	$0.02	$(0.25)	$(0.32)	$(0.86)

Weighted average shares used in computing basic net income (loss) per share	35,954	34,586	35,553	34,462
Weighted average shares used in computing diluted net income (loss) per share	37,028	34,586	35,553	34,462

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015

Net income (loss)	$739	$(8,762)	$(11,312)	$(29,533)
Other comprehensive income (loss):
Unrecognized gain on defined benefit plans, net of zero tax	2	60	6	194
Unrealized (loss) gain on derivative instruments, net of zero tax	(1,112)	968	(958)	1,713
Unrealized (gain) loss on derivative instruments reclassified into income, net of zero tax	(168)	(361)	85	(838)
Foreign currency translation adjustment, net of zero tax	843	(9)	1,221	(2,006)
Other comprehensive (loss) income	(435)	658	354	(937)
Total comprehensive income (loss)	$304	$(8,104)	$(10,958)	$(30,470)

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 25, 2016	June 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$98,959	$67,191
Current portion of restricted cash	2,109	2,109
Accounts receivable, net of allowance for doubtful accounts of $603 and $190 as of March 25, 2016 and June 26, 2015, respectively	80,723	118,219
Inventories	51,791	82,832
Current portion of deferred cost of revenue	14,130	12,108
Prepaid expenses and other current assets	12,734	17,547
Total current assets	260,446	300,006
Non-current portion of restricted cash	2,153	2,251
Property and equipment, net	40,769	38,480
Goodwill and intangible assets, net	10,801	11,303
Non-current portion of deferred cost of revenue	11,183	9,648
Other non-current assets	27,292	25,896
Total assets	$352,644	$387,584
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,471	$48,677
Accrued compensation	15,724	17,797
Short-term debt, net of unamortized debt issuance costs of $1,104 and $1,074 as of March 25, 2016 and June 26, 2015, respectively	3,980	3,096
Current portion of deferred revenue	71,946	96,473
Other current liabilities	27,108	33,180
Total current liabilities	165,229	199,223
Long-term debt, net of unamortized debt issuance costs of $1,512 and $2,232 as of March 25, 2016 and June 26, 2015, respectively	64,366	65,581
Non-current portion of deferred revenue	42,997	43,781
Long-term income taxes payable	8,188	8,420
Retirement benefit obligations	9,310	9,330
Other non-current liabilities	7,923	7,871
Total liabilities	298,013	334,206
Commitments and contingencies (Note 25)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 38,578 shares and 37,225 shares issued at March 25, 2016 and June 26, 2015, respectively	39	37
Additional paid-in capital	555,707	543,498
Treasury stock, at cost (2,315 shares at March 25, 2016 and at June 26, 2015)	(22,899)	(22,899)
Accumulated other comprehensive loss	(4,915)	(5,269)
Accumulated deficit	(473,301)	(461,989)
Total stockholders' equity	54,631	53,378
Total liabilities and stockholders' equity	$352,644	$387,584
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 25, 2016	March 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,312)	$(29,533)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,279	8,290
Share-based compensation	10,022	11,566
Gain on sale of Mineset, Inc.	(4,425)	—
Asset impairment charges	—	1,100
Other	551	844
Changes in operating assets and liabilities:
Accounts receivable	39,681	(14,673)
Inventories	25,152	(58,815)
Deferred cost of revenue	(2,648)	562
Prepaid expenses and other assets	3,859	7,648
Accounts payable	(1,793)	(7,167)
Deferred revenue	(27,300)	7,132
Other liabilities	(8,754)	(14,181)
Net cash provided by (used in) operating activities	31,312	(87,227)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,343)	(4,495)
Proceeds from sale of Mineset, Inc.	4,400	—
Payments related to sale of Mineset, Inc.	(247)	—
Other	98	(804)
Net cash used in investing activities	(1,092)	(5,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term loan	—	70,000
Payments of Term Loan	(5,713)	—
Proceeds from draw-down of prior credit facility	—	15,000
Payments of credit facility	—	(15,000)
Payments for loan origination costs	—	(3,637)
Funding of restricted stock units withheld for taxes	(1,406)	(1,987)
Purchase of treasury stock	—	(4,222)
Proceeds from issuance of common stock upon exercise of stock options	143	445
Proceeds from issuance of common stock under employee stock purchase plan	3,451	3,462
Proceeds from Japan loans	6,504	2,508
Payments of Japan loans	(2,182)	—
Net cash provided by financing activities	797	66,569
Effect of exchange rate changes on cash	751	(3,418)
Net increase (decrease) in cash	31,768	(29,375)
Cash-beginning of period	67,191	109,297
Cash-end of period	$98,959	$79,922
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Income taxes (paid) refunded	$(615)	$293
Cash paid for interest	$5,422	$153
NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases in accounts payable	$1,267	$1,262
Inventory transfers to property and equipment	$4,922	$4,417
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes in the Company's significant accounting policies for the three and nine months ended March 25, 2016 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 26, 2015.
Recently Issued Accounting Standards.
Improvement to Employee Share-Based Payment Accounting. In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance to simplify the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016 including interim periods within those annual periods. Early adoption of this guidance is permitted in any interim or annual period. If any entity adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and must elect to early adopt all the amendments in the same period. The new guidance is effective for the Company beginning in fiscal 2018.  The Company is evaluating the timing and the impact of adopting this guidance on its consolidated financial statements and disclosures.
Accounting Standard Update, Leases, (Topic 842). In February 2016, the FASB issued guidance which amends the existing accounting standards for leases. Consistent with existing guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2018 including interim periods within those fiscal years. Early adoption of this guidance is permitted. The new guidance is effective for the Company beginning in fiscal 2020.  The Company is evaluating the timing and the impact of adopting this guidance on its consolidated financial statements and disclosures.
Simplifying the Presentation of Deferred Income Taxes. In November 2015, the FASB issued guidance to simplify the presentation of the deferred income taxes. The amendments in this update apply to all entities that present a classified statement of financial position and require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public entities. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance will be effective for the Company in fiscal 2018. The Company does not expect to have an impact to its condensed consolidated balance sheet upon adopting this amended guidance.
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

4. DIVESTITURE OF MINESET, INC.
On February 5, 2016, the "Closing Date", the Company consummated a stock purchase agreement to sell 100% of the issued and outstanding shares of Mineset, Inc. ("Mineset"), a wholly-owned subsidiary, to ESI Group for approximately $4.7 million in cash, subject to certain adjustments provided for in the agreement.  In connection with this transaction, the Company transferred all assets and liabilities related to the Mineset business to ESI Group as of the closing date. The Company recognized a gain of $4.4 million for the sale of this asset, net of all related costs.

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

	March 25, 2016
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Pension investments held by insurance companies - German Plan	1,955	—	1,955	—	1,955
Pension investments held by insurance companies - Japan Plan	2,436	—	2,436	—	2,436
Derivative assets	604	—	604	—	604
Total assets measured at fair value	$5,125	$130	$4,995	$—	$5,125
Liabilities
Derivative liabilities	$3,797	$—	$3,797	$—	$3,797
Total liabilities measured at fair value	$3,797	$—	$3,797	$—	$3,797

	June 26, 2015
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Pension investments held by insurance companies - German Plan	2,222	—	2,222	—	2,222
Pension investments held by insurance companies - Japan Plan	2,539	—	2,539	—	2,539
Derivative assets	6,467	—	6,467	—	6,467
Total assets measured at fair value	$11,358	$130	$11,228	$—	$11,358
Liabilities
Derivative liabilities	$5,443	$—	$5,443	$—	$5,443
Total liabilities measured at fair value	$5,443	$—	$5,443	$—	$5,443
There were no transfers between Level 1 and Level 2 of the fair value hierarchy during both the three and nine months ended March 25, 2016 and March 27, 2015. The Company’s cash equivalents, consisting of money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
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
The fair values of accounts receivable, accounts payable, and accrued liabilities and borrowings under short-term credit lines due within one year approximate their carrying values because of their short-term nature. The fair value of our Term Loan was approximately $64.3 million and $70.6 million as March 25, 2016 and June 26, 2015, respectively and are classified within Level 2 of the fair value hierarchy. Other non-current assets include life insurance contracts related to our pension plans. These life insurance contracts are carried at cash surrender values, which due to their ability to be converted to cash at that amount, approximate their fair values.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company does not have any assets or liabilities measured at fair value on a non-recurring basis as of March 25, 2016 and June 26, 2015.

6. DERIVATIVES
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of its business. As part of the Company's risk management strategy, the Company uses derivative instruments, primarily forward contracts to hedge economic exposures resulting from changes in foreign currency exchange rates.
Cash Flow Hedges
The Company implements a cash flow hedging strategy to protect anticipated non-functional currency revenues and expenses. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-U.S. Dollar ("USD") cash flows. In general, these foreign exchange contracts, carried at fair value, have maturities between one and twelve months. As of March 25, 2016, the Company had 8 open hedges in an aggregate notional amount in USD equivalent to approximately $41.9 million. The Company hedges the euro, British pound, the Australian dollar, and Japanese yen. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. All amounts related to gains / losses on designated hedges, currently in accumulated other comprehensive income ("AOCI") are expected to be reclassified into earnings over the next 12 months.
For derivative instruments that are designated and qualify as cash flow hedges under Accounting Standards Codification ("ASC") No. 815-Derivatives and Hedging, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive (loss) income and reclassified into earnings into the same financial statement line as the item being hedged. SGI assesses the prospective and retrospective effectiveness of its hedge programs using statistical analysis. The Company uses the spot-to-spot method to measure ineffectiveness in the hedge relationship. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in other income (expense), net. For derivative instruments that are not designated as hedging instruments under ASC No. 815 or that have been de-designated following recognition of the hedge item, gains and losses are recognized in other income (expense), net.
Balance Sheet Hedges
Additionally, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net, in the condensed consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities. As of March 25, 2016, the Company had 5 open non-designated hedges in an aggregate USD-equivalent notional amount totalling approximately $13.0 million.
The before tax effect of derivative instruments for foreign exchange contracts designated as hedging instruments and non-designated hedging instruments in our condensed consolidated statement of operations during the three and nine months ended March 25, 2016 and March 27, 2015 was as follows (in thousands):

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

		Three Months Ended		Nine Months Ended
	Location	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Designated Derivatives
Cash Flow Hedges:
Foreign exchange contracts (Effective portion)	Amount recognized in AOCI	$(1,112)	$968	$(958)	$1,713
Foreign exchange contracts (Effective portion)	Net revenues	191	599	(62)	1,645
Foreign exchange contracts (Effective portion)	Cost of goods sold	(23)	—	(23)	—
Foreign exchange contracts (Effective portion)	Operating expenses	—	(238)	—	(807)
Foreign exchange contracts (Effective portion)	Other income (expense), net	(20)	(146)	(172)	(142)
Total		$(964)	$1,183	$(1,215)	$2,409
Non-designated Derivatives
Foreign exchange contracts	Other income (expense), net	$(1,756)	$881	$(1,112)	$2,072
Total		$(1,756)	$881	$(1,112)	$2,072
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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position as of March 25, 2016, was $3.2 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of March 25, 2016.
Derivative instruments are subject to master netting arrangements and are disclosed gross in the statement of financial position. The gross fair values and location of derivative instruments included in the condensed consolidated statement of financial position as of March 25, 2016 and June 26, 2015, were as follows (in thousands):

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of March 25, 2016	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives
Foreign currency forward contracts	$604	$—	$—	$(604)	$—	$—
Total	$604	$—	$—	$(604)	$—	$—
As of June 26, 2015
Derivatives
Foreign currency forward contracts	$6,467	$—	$—	$(5,443)	$—	$1,024
Total	$6,467	$—	$—	$(5,443)	$—	$1,024

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
As of March 25, 2016	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives
Foreign currency forward contracts	$(3,796)	$—	$—	$604	$—	$(3,192)
Total	$(3,796)	$—	$—	$604	$—	$(3,192)
As of June 26, 2015
Derivatives
Foreign currency forward contracts	$(5,443)	$—	$—	$5,443	$—	$—
Total	$(5,443)	$—	$—	$5,443	$—	$—
The gross fair value and location of derivative instruments held in the condensed consolidated statement of financial position as of March 25, 2016 and June 26, 2015 were as follows (in thousands):

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
Location	March 25, 2016	June 26, 2015	Location	March 25, 2016	June 26, 2015

Designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	$—	$167	Other current liabilities	$1,351	$628
Non- designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	604	6,300	Other current liabilities	2,445	4,815

Total derivatives	$604	$6,467		$3,796	$5,443
The following table provides the balances and changes in the accumulated other comprehensive loss (income) related to derivative instruments during the nine months ended March 25, 2016 (in thousands):

Amount
AOCI - Beginning balance of losses	$408
Unrecognized gain on derivatives	958
Unrealized loss on derivative instruments reclassified to income	(85)
AOCI - Ending balance of losses	$1,281

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

7. INVENTORIES
Inventories consist of the following (in thousands):

	March 25, 2016	June 26, 2015
Finished goods	$13,953	$36,772
Work in process	16,161	25,562
Raw materials	21,677	20,498
Total inventories	$51,791	$82,832
Finished goods include inventory in transit, at customer sites undergoing installation, or testing prior to customer acceptance; such amounts were $7.1 million at March 25, 2016 and $30.2 million at June 26, 2015.

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	March 25, 2016	June 26, 2015
Value-added tax receivable	$3,313	$5,179
Derivatives (see Note 6)	604	6,467
Prepaid taxes	255	178
Prepaid expenses	3,839	4,221
Other assets	4,723	1,502
Total prepaid expenses and other current assets	$12,734	$17,547

9. GOODWILL AND INTANGIBLE ASSETS, NET
The following table represents the goodwill allocated to the Company's reportable segments as of and during the nine months ended March 25, 2016 (in thousands):

	Product	Service	Total
Goodwill as of June 26, 2015	$7,508	$1,076	$8,584
Goodwill arising from acquisitions	—	—	—
Goodwill as of March 25, 2016	$7,508	$1,076	$8,584
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
As of September 25, 2015 there was a substantial decline in the market capitalization of the Company from June 26, 2015, the end of the Company's most recent fiscal year. Based on this impairment indicator, the Company performed a formal impairment analysis of the carrying value of goodwill as of September 25, 2015. As part of its analysis, the Company reconciled the computed fair values of its reporting units to our overall market capitalization and the Company concluded that the computed fair value of each of its reporting units was well in excess of the net book value, and accordingly no impairment existed as of September 25, 2015. As of March 25, 2016, there were no further impairment indicators. As such, the Company did not perform a formal impairment analysis of the carrying value of goodwill as of March 25, 2016. The Company will continue to evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

No impairment was recorded for both of the three and nine months ended March 25, 2016 and March 27, 2015.
Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	March 25, 2016
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(7,300)	$—
Purchased technology	5	12,200	(12,025)	175
Customer backlog	(a)	10,540	(10,465)	75
Trademark/trade name portfolio	5	3,767	(3,767)	—
Patents and other	(b)	1,967	—	1,967
Total		$35,774	$(33,557)	$2,217

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 26, 2015
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(7,300)	$—
Purchased technology	5	12,200	(11,600)	600
Customer backlog	(a)	10,540	(10,388)	152
Trademark/trade name portfolio	5	3,767	(3,767)	—
Patents and other	(b)	2,097	(130)	1,967
Total		$35,904	$(33,185)	$2,719
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
Intangible assets amortization and impairment expense was $0.2 million and $0.1 million in the three months ended March 25, 2016 and March 27, 2015, respectively. Intangible assets amortization and impairment expense was $0.5 million and $1.6 million in the nine months ended March 25, 2016 and March 27, 2015, respectively.
As of March 25, 2016, expected amortization expense for intangible assets with a finite life was as follows (in thousands):

Fiscal Year	Amortization Expense
2016 (remaining three months)	$194
2017	56
$250

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

10. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following (in thousands):

	March 25, 2016	June 26, 2015
Long-term service inventory	$15,413	$16,015
Restricted pension plan assets	6,780	6,726
Deferred tax assets	758	758
Long-term refundable deposits	1,850	1,763
Other assets	2,491	634
Total other non-current assets	$27,292	$25,896

11. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	March 25, 2016	June 26, 2015
Accrued sales and use tax payable	$6,423	$8,670
Accrued professional services fees	2,951	3,597
Accrued warranty, current portion	3,379	3,402
Accrued interest payable	1,508	1,159
Accrued restructuring and severance	990	2,239
Derivatives (see Note 6)	3,796	5,443
Other current liabilities	8,061	8,670
Total other current liabilities	$27,108	$33,180

12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	March 25, 2016	June 26, 2015
Accrued warranty, non-current portion	$1,721	$1,374
Deferred rent	5,091	5,526
Other non-current liabilities	1,111	971
Total other non-current liabilities	$7,923	$7,871

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

13. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Balance at beginning of period	$5,020	$5,133	$4,776	$6,044
Current period provision	949	617	2,896	2,048
Warranty expenditures incurred	(973)	(1,292)	(2,834)	(3,654)
Changes in accrual for pre-existing warranties	104	(102)	262	(82)
Balance at end of period	$5,100	$4,356	$5,100	$4,356

14. SEVERANCE ACTIVITY
During the three and nine months ended March 25, 2016, the Company incurred approximately $0.7 million and $2.4 million of severance charges, respectively, associated with planned worldwide cost reductions. During the three and nine months ended March 27, 2015, the Company incurred approximately $0.7 million and $5.5 million of severance charges, respectively, associated with planned worldwide cost reductions. As of March 25, 2016, the remaining liability for these cost reduction programs was approximately $1.0 million.

15. SHORT-TERM DEBT
Term Loan
As of March 25, 2016, the Company's short-term debt includes the current portion of the outstanding loan balance of $63.9 million with Morgan Stanley Senior Funding, Inc. and Tennenbaum Capital Partners, LLC of $0.7 million, net of unamortized debt issuance costs of $1.1 million.
Japan Loans
The Company has unsecured unguaranteed loans with various Japanese banks ("Japan Loans") amounting to 300 million yen or $2.7 million at rates ranging from TIBOR (Tokyo Interbank Offered Rate) plus 1.0% to 1.75% per annum, of which approximately $2.2 million was classified as short-term debt as of March 25, 2016. During the nine months ended March 25, 2016, the Company entered into two new loans for an aggregate total of 250 million yen or approximately $2.1 million and repaid a total of 250 million yen amounting to approximately $2.2 million toward the loans.
The Company also secured a four year Private Placement Bond from Mizuho Bank (“Japan Private Placement Bond”) for 500 million yen or $4.4 million at 0.8% per annum, of which approximately $1.1 million was classified as short-term debt as of March 25, 2016.

16. LONG-TERM DEBT
Term Loan
On January 27, 2015, the Company entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and origination costs of approximately $3.8 million, which was used to pay off the prior credit facility and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. The Company was in compliance with all covenants under the Term Loan, as of March 25, 2016.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
During the nine months ended March 25, 2016, we made $5.7 million total cash payments to Morgan Stanley Senior Funding, Inc. and Tennenbaum Capital Partners, LLC, reducing the Term Loan's outstanding balance to $63.9 million.
As of March 25, 2016, the Company had an outstanding principal balance on the Term Loan, of which was classified as follows:

	Term Loan
	Long-Term	Short-Term	Total
	(in thousands)

Principal amount	$62,100	$1,750	$63,850
Less unamortized debt issuance costs	(1,427)	(1,075)	(2,502)
	$60,673	$675	$61,348
Japan Loans
As of March 25, 2016, the Company has unsecured unguaranteed loans with various Japanese banks amounting to 300 million yen or $2.7 million at rates ranging from TIBOR plus 1.0% to 1.75% per annum, of which approximately $0.5 million was classified as long-term debt as of March 25, 2016. During the nine months ended March 25, 2016, the Company entered into two new loans for an aggregate total of 250 million yen or approximately $2.1 million and repaid a total of 250 million yen amounting to approximately $2.2 million toward the loans.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Company also secured a four year Private Placement Bond from Mizuho Bank (“Japan Private Placement Bond”) for 500 million yen or $4.4 million at 0.8% per annum, of which approximately $3.2 million, net of unamortized debt issuance costs of $0.1 million was classified as long-term debt as of March 25, 2016.
17. CREDIT FACILITY
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
See Note 16, Long-term Debt, for more information regarding the Term Loan.

18. SHARE-BASED COMPENSATION
The Company granted restricted stock units to employees under its equity incentive plans and issued shares of the Company's common stock to participating employees under its employee stock purchase plan during both the three and nine months ended March 25, 2016 and March 27, 2015.  Stock options were not granted during these respective periods.
Total share-based compensation expense was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Cost of revenue	$405	$559	$1,342	$1,591
Research and development	567	663	1,768	1,881
Sales and marketing	407	717	1,376	2,282
General and administrative	1,569	1,957	5,536	5,812
Total share-based compensation expense	$2,948	$3,896	$10,022	$11,566
Determining Fair Value The fair value of share-based awards was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
ESPP Plan shares
Risk-free interest rate	0.6%	0.4%	0.5%	0.2%
Volatility	72.8%	50.0%	64.2%	49.0%
Weighted average expected life (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	—	—	—	—
Weighted average fair value	$2.70	$3.46	$2.09	$3.24

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Stock Option Activity
A summary of stock option activity for the nine months ended March 25, 2016 was as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 26, 2015	1,386,570	$10.41
Options granted	—	—
Options exercised	(26,877)	5.34
Options cancelled	(223,978)	13.17
Balance at March 25, 2016	1,135,715	$9.98	4.20	$344
Vested and expected to vest at March 25, 2016	1,135,474	$9.98	4.19	$344
Exercisable at March 25, 2016	1,132,151	$9.99	4.19	$343
The total intrinsic value of options exercised in the nine months ended March 25, 2016 was immaterial. The total intrinsic value of options exercised in the nine months ended March 27, 2015 was $0.2 million. The total fair value of shares vested during the nine months ended March 25, 2016 and March 27, 2015 was $0.6 million and $1.1 million, respectively.
As of March 25, 2016, unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.58 years, was immaterial.
Restricted Stock Unit Activity
The following table summarizes the Company's activity with respect to restricted stock units (“RSUs”) for the nine months ended March 25, 2016:

Number of Shares
Balance at June 26, 2015	1,706,073
Awarded	1,479,151
Released	(789,945)
Forfeited	(258,148)
Balance at March 25, 2016	2,137,131
Vested and expected to vest at March 25, 2016	1,635,856
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
For purposes of reporting and determining the share-based compensation expense as of March 25, 2016, the Company estimated that 75% of the PSUs will be awarded. The Company assesses the achievement of these performance metrics on a quarterly basis.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of March 25, 2016, there was $5.2 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.34 years.
RSUs are converted into common stock upon vesting. Upon the vesting of restricted stock, the Company uses the net share settlement approach, which withholds a portion of the shares to cover the applicable taxes and decreases the shares issued to the employee by a corresponding value. The withholding tax obligations are based upon the fair market value of the Company's common stock on the vesting date. The number and the value of the shares netted for employee taxes are summarized in the table below (in thousands except share amounts):

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
RSUs shares withheld for taxes	91,845	93,546	263,273	219,747
RSUs amounts withheld for taxes	$517	$890	$1,431	$2,086

Employee Stock Purchase Plan
At March 25, 2016, the total unrecognized compensation cost related to options to purchase the Company's common stock under the employee stock purchase plan ("ESPP") was approximately $1.6 million. This cost will be amortized on a straight-line basis over approximately 1.9 years. The following table shows the shares issued and their respective weighted-average purchase price per share, pursuant to the ESPP, during the three and nine months ended March 25, 2016 and March 27, 2015.

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Shares issued	418,639	247,494	795,208	457,125
Weighted-average purchase price per share	$4.17	$7.64	$4.34	$7.58

19. STOCK REPURCHASE PROGRAM
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
Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,566,000 shares of its common stock for approximately $18.0 million. This purchase program expired as of December 31, 2015 and the Company's board has not extended the Company's repurchase program beyond December 31, 2015. There were no shares repurchased during the nine months ended March 25, 2016.

20. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing unaudited consolidated net income (loss) by the weighted average number of common shares outstanding and dilutive common shares outstanding during the period. For the three months ended March 25, 2016, the dilutive effect of outstanding options and RSUs is reflected in diluted net income per share but not diluted loss per shares, by application of treasury stock method. For both the three and nine months ended March 27, 2015, as well as for the nine months ended March 25, 2016, the effect of outstanding options, RSUs and PSUs were anti-dilutive to loss per share and were therefore excluded from the calculation of diluted loss per share.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method. As the Company had a net loss in both the three and nine months ended March 27, 2015, as well as for the nine months ended March 25, 2016, basic and diluted net loss per share are the same for these periods.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended March 25, 2016 and March 27, 2015 (in thousands, except per share amount):

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Numerator:
Net income (loss)	$739	$(8,762)	$(11,312)	$(29,533)

Denominator:
Weighted-average common shares - basic	35,954	34,586	35,553	34,462
Effect of dilutive potential common shares	1,074	—	—	—
Weighted-average common shares - dilutive	37,028	34,586	35,553	34,462

Basic net income (loss) per share	$0.02	$(0.25)	$(0.32)	$(0.86)
Diluted net income (loss) per share	$0.02	$(0.25)	$(0.32)	$(0.86)
The following potentially dilutive securities have been excluded from the dilutive net income (loss) per share calculations, as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Options, RSUs, PSUs and ESPP	2,438	4,102	3,371	4,107
21. RETIREMENT BENEFIT PLAN
Defined Benefit Plans
The Company sponsors defined benefit plans covering certain of its employees in Germany ("German plan") and Japan ("Japan plan").
The net periodic benefit cost of the German and Japan plans were comprised of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Net periodic benefit cost
Service cost	$78	$92	$234	$279
Interest expense	72	97	214	312
Expected return on plan assets	(35)	(34)	(104)	(107)
Amortization of actuarial losses	2	60	6	194
Net periodic benefit cost	$117	$215	$350	$678

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

22. INCOME TAXES
The Company recorded a tax provision of $0.4 million and $1.0 million for the three and nine months ended March 25, 2016, respectively. The tax expense primarily was comprised of tax liability computed based on the Company’s projected foreign financial results for the year ending June 24, 2016, state taxes, interest for unrecognized tax benefits and U.S. deferred tax liability related to nondeductible goodwill, partially offset by tax benefits from expiring statute of limitations. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 25, 2016, primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
The Company recorded a tax provision of $0.1 million and $0.6 million for the three and nine months ended March 27, 2015, respectively. The tax expense primarily was comprised of tax liability computed based on the Company’s projected foreign financial results for the year ended June 26, 2015, state taxes, interest for unrecognized tax benefits and U.S. deferred tax liability related to nondeductible goodwill, partially offset by tax benefits from expiring statute of limitations and tax refunds in foreign jurisdictions. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 27, 2015, primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
As of March 25, 2016, the Company has provided a partial valuation allowance against its net deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.
The Company had $6.1 million of gross unrecognized tax benefit as of March 25, 2016, of which $1.5 million will impact the effective tax rate when recognized. The Company recognizes interest expense and penalties related to the unrecognized tax benefits within income tax expense. As of March 25, 2016, the Company also had $6.9 million of interest and penalties attributable to the gross unrecognized tax benefits. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits.

23. SEGMENT INFORMATION
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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
Segment Results
Summary information by operating segment for the three and nine months ended March 25, 2016 and March 27, 2015 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Total net revenue
Product	$96,432	$82,398	$305,518	$257,688
Service	35,651	36,106	104,698	110,667
Total net revenue	$132,083	$118,504	$410,216	$368,355

Operating profit from reportable segments
Product	$8,780	$3,390	$20,463	$9,469
Service	14,117	14,293	40,783	43,833
Total operating profit from reportable segments (1)	$22,897	$17,683	$61,246	$53,302
(1) The profitability of each of the segments is measured excluding unallocated corporate charges, restructuring and severance, amortization and impairment of intangibles, share-based compensation expenses, and other items as noted in the reconciliation below.

The following table reconciles segment results to our total company results from operations before taxes:

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
	(in thousands)
Total reportable segments' operating profit	$22,897	$17,683	$61,246	$53,302
All other corporate charges:
Unallocated operating expenses	17,583	18,960	52,004	58,796
Restructuring and severance	723	708	2,397	5,592
Amortization and impairment of intangibles	191	106	475	1,631
Share-based compensation	2,948	3,896	10,022	11,566
Other	(3,463)	458	(784)	2,276
Total all other corporate charges	17,982	24,128	64,114	79,861
Income (loss) from operations, as reported	$4,915	$(6,445)	$(2,868)	$(26,559)
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
Customer information
A significant portion of the Company's revenue was generated from a limited number of customers. For the three months ended March 25, 2016, two customers, accounted for approximately 36% of the Company's revenue. For the three months

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

ended March 27, 2015, the United States government, excluding system integrators (collectively, U.S. government), accounted for approximately 15% of the Company's revenue.
For the nine months ended March 25, 2016, the U.S. government accounted for approximately 23% of the Company's revenue. For the nine months ended March 27, 2015, the U.S. government accounted for approximately 19% of the Company's revenue.
At March 25, 2016, one customer accounted for approximately 11% of the Company's accounts receivable. At June 26, 2015, four customers accounted for approximately 56% of the Company's accounts receivable.
Geographic Information
The following table presents revenue by geographic region for the three and nine months ended March 25, 2016 and March 27, 2015 (in thousands except percentages):

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015

Americas	$54,603	$72,585	$217,126	$227,870
As a percent of total net revenue	41.3%	61.3%	52.9%	61.9%
EMEA	44,150	13,764	88,254	48,241
As a percent of total net revenue	33.4%	11.6%	21.5%	13.1%
APJ	33,330	32,155	104,836	92,244
As a percent of total net revenue	25.3%	27.1%	25.6%	25.0%
Total revenue	$132,083	$118,504	$410,216	$368,355
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.
International sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were $28.4 million or 21% and $92.8 million or 23% for the three and nine months ended March 25, 2016, respectively. International sales to Japan, the only single foreign country which accounted for 10% or more of total revenue, were $24.0 million or 20% and $64.8 million or 18% for the three and nine months ended March 27, 2015, respectively. No other individual foreign country's revenue accounted for 10% or more of revenues in the three and nine months ended March 25, 2016 and March 27, 2015.

24. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for value-added tax and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company's financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at March 25, 2016 was $4.4 million for which the Company has $4.3 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the accompanying unaudited condensed consolidated balance sheets.

25. COMMITMENTS AND CONTINGENCIES
Off Balance Sheet Arrangement
As of March 25, 2016, the Company had a $2.0 million outstanding letter of credit with Wells Fargo Bank to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company's product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 25, 2016. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of March 25, 2016.
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
We are focused on building upon the success in our existing high performance solution for compute business as well as increasing our service business with an emphasis on professional services. With our enhanced go-to-market capability, which include large partners and resellers, we believe we will penetrate the higher margin in-memory market that will largely target commercial enterprise businesses and have begun to see positive traction in the market. In addition, we entered into a non-exclusive Outsourced Manufacturing Agreement with Hewlett Packard Enterprise Company ("HPE") effective as of February 4, 2016, pursuant to which HPE will incorporate the our UV technology into a new 8-socket system manufactured by HPE. Our SGI UV for SAP Hana is designed to streamline database management for single large node environments, which require extremely high capacity and scale to meet the needs of in-memory databases. Our management continues to focus on opportunities to enhance operational efficiency to reduce costs that will enable profitability while maintaining appropriate levels of investment as well as cash generation. We believe that this strategic plan will help create a strong foundation for our business results in the long-term.
We continue to have a strong international presence with 61.7% and 49.4% of total revenue from sales outside of the U.S. in the three and nine months ended March 25, 2016, respectively. Total revenue from sales outside of the U.S. in the three and nine months ended March 27, 2015 were 44.2% and 41.0% of total revenue, respectively. In addition, our customer base continues to expand in various sectors, including the public and manufacturing sectors.

Significant Events
Our financial results during the three and nine months ended March 25, 2016 and March 27, 2015 were affected by certain significant events that should be considered in comparing the periods presented.
Divestiture of Mineset, Inc.
On February 5, 2016, the "Closing Date", we consummated a stock purchase agreement to sell 100% of the issued and outstanding shares of Mineset, Inc. ("Mineset"), a wholly-owned subsidiary, to ESI Group for approximately $4.7 million in cash, subject to certain adjustments provided for in the agreement.  In connection with this transaction, we transferred all assets and liabilities related to the Mineset business to ESI Group as of the closing date. The Company recognized a gain of $4.4 million for the sale of this asset, net of all related costs.
Term Loan
On January 27, 2015, we entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and origination costs of approximately $3.8 million, which was used to pay off the prior credit facility and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. As of March 25, 2016, we had $61.3 million, net of unamortized debt issuance costs of $2.5 million outstanding principal balance owed on the Term Loan, of which approximately $60.7 million, net of unamortized issuance costs of $1.4 million, was recorded as long-term debt and approximately $0.7 million, net of unamortized issuance costs of $1.1 million, was recorded as short-term debt. We were in compliance with all covenants under the Term Loan, as of March 25, 2016.
Japan Loans
As of March 25, 2016, we have unsecured unguaranteed loans with various Japanese banks ("Japan Loans") amounting to 300 million yen or $2.7 million at rates ranging from TIBOR (Tokyo Interbank Offered Rate) plus 1.0% to 1.75% per annum, of which approximately $2.2 million and $0.5 million were classified as short-term debt and long-term debt, respectively, as of March 25, 2016. During the nine months ended March 25, 2016, we entered into two new loans for an aggregate total of 250 million yen or approximately $2.1 million and repaid a total of 250 million yen amounting to approximately $2.2 million toward the loans.
During the third quarter of fiscal 2016, we also secured a four year Private Placement Bond from Mizuho Bank ("Japan Private Placement Bond") for 500 million yen or $4.4 million at 0.8% per annum, of which approximately $1.1 million and $3.2, net of unamortized debt issuance costs of $0.1 million, were classified as short-term debt and long-term debt, respectively, as of March 25, 2016.
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

Results of Operations
Summarized below are the results of our operations for the three and nine months ended March 25, 2016 as compared to the three and nine months ended March 27, 2015.

Financial Highlights

•
Our total revenue for the three months ended March 25, 2016 was $132.1 million, an increase of $13.6 million or 11.5%, from the comparable period in fiscal 2015. Revenue increased $41.9 million or 11.4% in the nine months ended March 25, 2016 from $368.4 million in the nine months ended March 27, 2015. The increase in both the three and nine months of fiscal 2016 compared to the same periods in fiscal 2015, were due primarily to higher products revenue, particularly in our international operations, offset by a slight reduction in service revenue. The increase in product revenue for both periods are consistent with our strategic decision to focus our investments in strategic areas of HPC and High Performance Data Analytics ("HPDA"). We have been successful in winning large strategic projects and have seen good traction in our HPDA business. During the nine months ended, we experienced a significant increase in revenue from the U.S. government as a result of these large programs, however, during the three months ended March 25, 2016, we have seen a decline in revenue from our U.S. government contracts compared to the same period a year ago. The slight decrease in our service revenue for both periods is due to the lower volume of products sold over the last few years requiring service needs and the timing of professional services provided. In addition, we experienced a decline in our support revenue associated with initial product sales as our customers refresh their technology to newer generation products. The warranty period for our products is generally one to three years, as such the amount of support and maintenance revenue is expected to be lower given that products are still under warranty.

•
Our overall gross margin was 28.6% in the three months ended March 25, 2016, a slight increase of 0.2 percentage points from 28.4% in the three months ended March 27, 2015. The change in our overall gross margin percentage in the three months ended March 25, 2016 was primarily due to higher product margin resulting from a higher UV mix compared to the comparable quarter last year, however, this was offset by a lower mix of service revenue. Our UV products and service typically generate a much higher margin than our other products. We also benefited from lower severance and share based compensation costs during the three months ended March 25, 2016 compared to the same period in fiscal 2015.

•
Our overall gross margin was 26.1% in the nine months ended March 25, 2016, a decrease of 1.8 percentage points from 27.9% in the nine months ended March 27, 2015. The change in our overall gross margin percentage in the nine months ended March 25, 2016 was primarily driven by unfavorable mix compared to the comparable period last year, with a much lower mix of service revenue, which typically has a higher gross margin. This decrease was offset by lower severance costs and impairment charges during the nine months ended March 25, 2016 compared to the same period in fiscal 2015. We recognized an impairment charge of $0.8 million related to our decision to discontinue selling and supporting certain storage products during the nine months ended March 27, 2015. In addition, during the nine months ended March 25, 2016, we were also negatively impacted as a result of one large program where we recognized revenue at a much lower margin than our typical run rate business.

•
Our research and development, selling and general and administrative expenses were $37.3 million in the three months ended March 25, 2016 compared to $40.1 million in the prior year comparable quarter, a decrease of approximately $2.8 million. We benefited from lower compensation and related expenses due to reductions in headcount, lower share-based compensation charges and a reduction in spending due to tight expense controls.

•
Our research and development, selling and general and administrative expenses were $114.4 million in the nine months ended March 25, 2016 compared to $129.3 million in the prior year comparable period, a decrease of approximately $14.9 million. We benefited from lower compensation and related expenses due to reductions in headcount, lower share-based compensation, severance and impairment charges along with lower spending due to tight expense controls. As indicated above, we took an impairment charge in the second quarter of 2015 related to an acquisition made in 2014. This was slightly offset by an increase in bad debt reserves.

•	We recognized a gain of $4.4 million from the sale of Mineset, $4.4 million, during the three and nine months ended March 25, 2016, as discussed above.

•
Total headcount as of March 25, 2016 was 1,071, which reflected a net reduction of 33 employees or approximately 3%, from 1,104 as of March 27, 2015 primarily due to cost reduction actions occurring over the last fiscal year.

•
During the three and nine months ended March 25, 2016, we incurred approximately $0.7 million and $2.4 million, respectively, of severance charges associated with planned cost reductions. During the three and nine months ended March 27, 2015, we incurred approximately $0.7 million and $5.5 million, respectively, of severance charges associated with planned cost reductions.

•
Interest expense, net was approximately $2.0 million and $6.0 million for the three and nine months ended March 25, 2016 compared to $1.6 million and $1.7 million in the comparable three and nine month periods in March 27, 2015. As indicated above, on January 27, 2015, we entered into a credit agreement providing an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum.

•
Other expense, net was approximately $1.8 million and $1.4 million for the three and nine months ended March 25, 2016 compared to $0.6 million and $0.7 million in the comparable three and nine month periods in March 27, 2015. During the three and nine months ended March 25, 2016, we experienced an unfavorable foreign exchange impact relating to balance sheet hedge contracts as a result of the Japanese yen strengthening against the U.S. dollar.

•
Net income for the three months ended March 25, 2016 was $0.7 million, or a $9.5 million improvement compared to a net loss of $8.8 million in the comparable quarter last year. Net loss for the nine months ended March 25, 2016 was $11.3 million or an $18.2 million improvement compared to the net loss of $29.5 million for the nine months ended March 27, 2015. The decrease in net loss for both the three and nine month periods ended March 25, 2016 compared to the comparable periods last year was primarily driven by higher revenue and lower operating expenses as well as the $4.4 million gain for the sale of the Mineset business. This was offset by higher interest expense due to the Term Loan obtained in January 2015 and unfavorable foreign exchange impact relating to balance sheet hedge contracts as a result of the Japanese yen strengthening against the U.S. dollar.

•
We continue to streamline our operations and maintain tight controls over spending in order to help achieve our long-term operating targets and goals, as well as to enable increased new investment in new products and emerging technologies.

Net Revenue

	Three Months Ended		Change	Nine Months Ended		Change
	March 25, 2016	March 27, 2015		March 25, 2016	March 27, 2015
	($ in thousands)			($ in millions)

Net revenue from products:	96,432	82,398	14,034	305,518	257,688	47,830
As a percent of total net revenue	73.0%	69.5%	3.5 ppts	74.5%	70.0%	4.5 ppts
Net revenue from services	35,651	36,106	(455)	104,698	110,667	(5,969)
As a percent of total net revenue	27.0%	30.5%	(3.5) ppts	25.5%	30.0%	(4.5) ppts
Total net revenue	$132,083	$118,504	$13,579	$410,216	$368,355	$41,861
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

The following table presents revenue by geographic region for the three and nine months ended March 25, 2016 and March 27, 2015 (in thousands except percentages):

	Three Months Ended		Change	Nine Months Ended		Change
	March 25, 2016	March 27, 2015		March 25, 2016	March 27, 2015

Americas	$54,603	$72,585	$(17,982)	$217,126	$227,870	$(10,744)
As a percent of total net revenue	41.3%	61.3%	(20.0) ppts	52.9%	61.9%	(9.0) ppts
EMEA	44,150	13,764	30,386	88,254	48,241	40,013
As a percent of total net revenue	33.4%	11.6%	21.8 ppts	21.5%	13.1%	8.4 ppts
APJ	33,330	32,155	1,175	104,836	92,244	12,592
As a percent of total net revenue	25.3%	27.1%	(1.8) ppts	25.6%	25.0%	0.6 ppts
Total revenue	$132,083	$118,504	$13,579	$410,216	$368,355	$41,861
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries. The Asia-Pacific geographic region ("APJ") includes Australia, New Zealand, Japan and all other Asian countries.
Revenue generated in the Americas represented 41.3% of total revenue during the third quarter of fiscal 2016, or a decrease of 20.0 percentage points from 61.3% during the comparable quarter last year. Revenue generated in the Americas represented 52.9% of total revenue during nine months ended March 25, 2016, or a decrease of 9.0 percentage points from 61.9% during the comparable period last year. The decrease in revenue in the Americas for the three months ended March 25, 2016 was primarily driven by a reduction in U.S. government contracts compared to the comparable periods in fiscal 2015. However, for both the three and nine months ended March 25, 2016, we are seeing a significant increase in revenue from our commercial and international customers with an increasing number of large programs, particularly in EMEA and Japan, reflecting our efforts to win large strategic projects.
Our revenue mix by geography illustrates that we continue to have strong international presence representing 61.7% and 49.4%, of our total revenue for the three and nine months ended March 25, 2016. Revenue from sales outside of the U.S. was 44.2% and 41.0% in the three and nine months ended March 27, 2015, respectively.
For the three months ended March 25, 2016, two customers accounted for approximately 36% of total revenue. For the three months ended March 27, 2015, the U.S. government accounted for approximately 15% total revenue.
For the nine months ended March 25, 2016, the U.S. government accounted for approximately 23% of the Company's revenue. For the nine months ended March 25, 2016, the U.S. government accounted for approximately 19% of the Company's revenue.
Cost of revenue and gross profit
Cost of revenue and gross profit for the three and nine months ended March 25, 2016 and March 27, 2015 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 25, 2016	March 27, 2015	$	%	March 25, 2016	March 27, 2015	$	%

Total cost of revenue	$94,315	$84,845	$9,470	11.2%	$303,159	$265,515	$37,644	14.2%

Total gross profit	$37,768	$33,659	$4,109	12.2%	$107,057	$102,840	$4,217	4.1%

Total gross margin	28.6%	28.4%		0.2 ppts	26.1%	27.9%		(1.8) ppts
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
Overall gross profit increased by $4.1 million to $37.8 million in the three months ended March 25, 2016 from $33.7 million in the three months ended March 27, 2015. During the third quarter of fiscal 2016, we recognized higher revenue of $13.6 million compared to the prior comparable period and we benefited from lower severance, share-based compensation and excess and obsolete charges. Our overall gross margin also increased to 28.6% in the three months ended March 25, 2016 from 28.4% in the three months ended March 27, 2015. The slight increase in gross margin for the three months ended March 25, 2016 was primarily driven by the factors discussed above. In addition, we recognized higher product margin resulting from a higher UV mix compared to the comparable quarter last year, however, this was offset by a lower mix of service revenue. Our UV products and service typically generate a much higher margin than our other products.
Overall gross profit increased by $4.2 million to $107.1 million in the nine months ended March 25, 2016 from $102.8 million in the nine months ended March 27, 2015. During the nine months ended March 25, 2016, we recognized higher revenue of $41.9 million compared to the prior year comparable period, and we benefited from lower severance, share-based compensation and impairment charges. As indicated above, we took an impairment charge of $1.1 million, during the nine month ended March 27, 2015, related to an acquisition made in 2014, of which $0.8 million impacted cost of revenue. However, during the nine months ended March 25, 2016, we were negatively impacted as a result of one large program where we recognized revenue at a much lower margin than our typical run rate business.  Our overall gross margin decreased to 26.1% in the nine months ended March 25, 2016 from 27.9% in the nine months ended March 27, 2015. The decrease in gross margin for the nine months ended March 25, 2016 was primarily driven by the large low margin deal discussed above as well as an unfavorable product mix with lower service revenue, which typically generates higher gross margin. This was slightly offset by the cost savings described above.
Operating Expenses
Operating expenses for the three and nine months ended March 25, 2016 and March 27, 2015 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 25, 2016	March 27, 2015	$	%	March 25, 2016	March 27, 2015	$	%

Research and development	$12,744	$13,016	$(272)	(2.1)%	$38,911	$40,995	$(2,084)	(5.1)%
Sales and marketing	12,308	14,248	(1,940)	(13.6)%	38,702	46,889	(8,187)	(17.5)%
General and administrative	12,226	12,840	(614)	(4.8)%	36,737	41,399	(4,662)	(11.3)%
Gain from sale of assets	(4,425)	—	(4,425)	NA	(4,425)	—	(4,425)	NA
Restructuring	—	—	—	N/A	—	116	(116)	(100.0)%
Total operating expense	$32,853	$40,104	$(7,251)	(18.1)%	$109,925	$129,399	$(19,474)	(15.0)%
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, and facilities and information technology costs.
Research and development expense decreased $0.3 million or 2.1% to $12.7 million in the three months ended March 25, 2016 from $13.0 million in the three months ended March 27, 2015. We continued to invest in new product design and development activities in order to enhance our products and product portfolio. We received an increase in third-party funding of approximately $0.1 million and also benefited from lower third party costs due to the timing of development activities and lower share-based compensation expense of $0.1 million.
Research and development expense decreased $2.1 million or 5.1% to $38.9 million in the nine months ended March 25, 2016 compared to $41.0 million in the nine months ended March 27, 2015. We continued to invest in new product design and development activities in order to enhance our products and product portfolio. We received an increase in third-party funding of approximately $0.5 million and also benefited from lower severance expense of $0.7 million and lower facility costs.
Sales and marketing. Sales and marketing expense consists primarily of salaries, bonuses and commissions paid to our sales and marketing employees, amortization of intangible assets, share-based compensation, and facilities and information technology costs. We also incur marketing expenses for activities such as trade shows, direct mail and advertising.

Sales and marketing expense decreased $1.9 million, or 13.6%, to $12.3 million in the three months ended March 25, 2016 from $14.2 million in the three months ended March 27, 2015. This decrease was primarily due to lower commissions and bonus expense of $1.2 million reflecting lower achievement of sales commission and bonus targets. We also benefited from lower share-based compensation costs of $0.3 million and travel and entertainment of $0.2 million compared to last year.
Sales and marketing expense decreased $8.2 million, or 17.5%, to $38.7 million in the nine months ended March 25, 2016 from $46.9 million in the nine months ended March 27, 2015. This decrease was primarily due to lower commissions and bonus expense of $2.5 million, reflecting lower achievement of sales commissions and bonus targets, lower severance of $1.8 million, and lower compensation and related expenses of $2.1 million as a result of decreased headcount. We also benefited from lower travel and entertainment costs of $0.4 million compared to last year. In addition, during the nine months ended March 27, 2015, as a result of a decision made to discontinue selling and support certain storage products, we recorded an impairment charge of $0.3 million impacting sales expense.
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
General and administrative expense decreased $0.6 million, or 4.8%, to $12.2 million in the three months ended March 25, 2016 from $12.8 million in the three months ended March 27, 2015. We benefited from lower compensation and related expenses of $0.3 million as a result of decreased headcount, lower facility costs as a result of tight spending and facility closures compared to a year ago. In addition, our share-based compensation expense during the third quarter of fiscal 2016 was $0.4 million lower compared to the same period last year. This decrease was partially offset by higher third party and severance costs compared to the third quarter of fiscal 2015.
General and administrative expense decreased $4.7 million, or 11.3%, to $36.7 million in the nine months ended March 25, 2016 from $41.4 million in the nine months ended March 27, 2015. We also experienced a decrease in third party expenses of $2.3 million, a decrease in facility costs of $1.9 million as a result of tight spending and facility closures compared to the same period a year ago and a decrease in our compensation and related expenses of $1.8 million as a result of decreased headcount. This decrease was slightly offset by higher severance.
Gain from sale of assets. On February 5, 2016, the "Closing Date", we consummated a stock purchase agreement to sell 100% of the issued and outstanding shares of Mineset, Inc. ("Mineset"), a wholly-owned subsidiary, to ESI Group for approximately $4.7 million in cash, subject to certain adjustments provided for in the agreement.  The Company recognized a gain of $4.4 million for the sale of this asset, net of all related costs.
Restructuring. Total restructuring expense related to our fiscal 2012 restructuring action was immaterial for both the three and nine months ended March 25, 2016 and March 27, 2015 as this restructuring action has been completed.
Total other expense, net
Total other expense, net for the three and nine months ended March 25, 2016 and March 27, 2015 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 25, 2016	March 27, 2015	$	%	March 25, 2016	March 27, 2015	$	%

Interest expense, net	$(1,988)	$(1,614)	$(374)	23.2%	$(6,044)	$(1,714)	$(4,330)	252.6%
Other expense, net	(1,812)	(575)	(1,237)	215.1%	(1,375)	(679)	(696)	102.5%
Total other expense, net	$(3,800)	$(2,189)	$(1,611)	73.6%	$(7,419)	$(2,393)	$(5,026)	210.0%
Interest expense, net. Interest expense, net primarily consists of interest expense relating to our Term Loan, as well as interest earned on our interest-bearing investment accounts. During the three and nine months ended March 25, 2016, we recorded $2.0 million and $6.0 million of interest expense primarily related to our Term Loan which we entered into in January 2015.

Other expense, net. Other income, net during the nine months ended March 25, 2016 consisted of foreign exchange gains (losses) as a result of the exchange rates primarily for the Euro, British Pound, Czech Koruna, Japanese Yen, Canadian dollar and Australian dollar against the U.S. Dollar. We have a hedging strategy that is intended to mitigate the effect of exchange rate fluctuations on certain foreign currency balance sheet accounts and cash flows. During the three and nine months ended March 25, 2016, we recognized an unfavorable foreign exchange impact relating to balance sheet hedge contracts as a result of the Japanese Yen strengthening against the U.S. dollar.
Income tax provision
Income tax provision for the three and nine months ended March 25, 2016 and March 27, 2015 were as follows (in thousands except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	March 25, 2016	March 27, 2015	$	%	March 25, 2016	March 27, 2015	$	%

Income tax provision	$376	$128	$248	193.8%	$1,025	$581	$444	76.4%
We recorded a tax provision of $0.4 million and $1.0 million for the three and the nine months ended March 25, 2016, respectively. The tax provision primarily was comprised of tax liability computed based on the Company’s projected full-year foreign taxes, state taxes, interest for unrecognized tax benefits and U.S. deferred tax liability related to nondeductible goodwill, partially offset by tax benefits from expiring statute of limitations. The effective tax rate differed from the combined federal and net state statutory income tax rate for the three and nine months ended March 25, 2016 primarily due to the tax rate differential of the Company's foreign operations and utilization of net operating losses not previously recognized.
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
As of March 25, 2016, we have provided a partial valuation allowance against our net deferred tax assets. We continue to evaluate the realizability of deferred tax assets and related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which management makes the determination.
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
Operating results for our product segment for the three and nine months ended March 25, 2016 and March 27, 2015 were as follows (in thousands except percentage):

	Three Months Ended		Change		Nine Months Ended		Change
	March 25, 2016	March 27, 2015	$	%	March 25, 2016	March 27, 2015	$	%

Net revenue	$96,432	$82,398	$14,034	17.0%	$305,518	$257,688	$47,830	18.6%

Operating profit	$8,780	$3,390	$5,390	159.0%	$20,463	$9,469	$10,994	116.1%

Operating margin	9.1%	4.1%		5.0 ppts	6.7%	3.7%		3.0 ppts
Revenue for our product segment increased $14.0 million, or 17.0%, to $96.4 million in the three months ended March 25, 2016 from $82.4 million during the three months ended March 27, 2015. The increase in revenue in the three months ended March 25, 2016 compared to the three months ended March 27, 2015 was due primarily to an increase in the number of large programs, particularly in EMEA, as a result of our focus to win more strategic large projects. We experienced an increase in revenue for our HPDA solutions with our new UV products. We have been successful in gaining traction in the HPDA market and expect this market to be an area of growth for the Company.
For the nine months ended March 25, 2016, revenue for our product segment increased $47.8 million, or 18.6%, to $305.5 million from $257.7 million during the nine months ended March 27, 2015. The increase in revenue in the nine months ended March 25, 2016 compared to the nine months ended March 27, 2015 was due primarily to an increase in the number of large programs, particularly in Japan and EMEA as well as for the U.S. government, as a result of our focus to win more strategic large projects. We also experienced an increase in revenue for our HPDA solutions with our new UV products, as discussed above.
Overall operating profit for our product segment increased by $5.4 million to an operating profit of $8.8 million in the three months ended March 25, 2016 from $3.4 million operating profit in the three months ended March 27, 2015. The increase in operating profit for the three months ended March 25, 2016 compared to the comparable period last year was mainly driven by higher revenue along with a more favorable mix of higher margins product sales particularly with our UV product line. In addition, during the three months ended March 25, 2016, we benefited from lower operating expenses due to reductions in headcount resulting in lower compensation and related expenses, lower commissions and bonuses, as well as tight spending controls.
Overall operating profit for our product segment increased by $11.0 million to an operating profit of $20.5 million in the nine months ended March 25, 2016 from $9.5 million operating profit in the nine months ended March 27, 2015. The increase in operating profit for the nine months ended March 25, 2016 compared to the comparable period last year was mainly driven by higher revenue along with a more favorable mix of higher margin product sales. We also benefited from lower operating expenses due to reductions in headcount resulting in lower compensation and related expenses, lower commissions and bonuses, as well as tight spending controls. However, this was partially offset by the impact of one large deal that occurred during the nine months ended March 25, 2016 where we recognized revenue at a much lower margin than our typical run rate business.
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

Operating results for our Service segment for the three and nine months ended March 25, 2016 and March 27, 2015 were as follows (in thousands except percentage):

	Three Months Ended		Change		Nine Months Ended		Change
	March 25, 2016	March 27, 2015	$	%	March 25, 2016	March 27, 2015	$	%

Net revenue	$35,651	$36,106	$(455)	(1.3)%	$104,698	$110,667	$(5,969)	(5.4)%

Operating profit	$14,117	$14,293	(176)	(1.2)%	$40,783	$43,833	$(3,050)	(7.0)%

Operating margin	39.6%	39.6%		—%	39.0%	39.6%		(0.6) ppts
Our service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Revenue for our Service segment slightly decreased $0.5 million or 1.3%, to $35.7 million in the three months ended March 25, 2016 from $36.1 million in the three months ended March 27, 2015. Revenue for our Service segment decreased $6.0 million or 5.4%, to $104.7 million in the nine months ended March 25, 2016 from $110.7 million in the nine months ended March 27, 2015. The decreases for both the three and nine months ending March 25, 2016 were primarily due to the lower volume of products sold requiring service needs and the timing of professional services provided. In addition, we experienced a decline in our support revenue associated with initial product sales as our customers refresh their technology to newer generation products. The warranty period for our products is generally one to three years, as such the amount of support and maintenance revenue is expected to be lower given that products are still under warranty.
Overall operating profit slightly decreased by $0.2 million for our Service segment during the three months ended March 25, 2016 compared to the three months ended March 27, 2015 and decreased by $3.1 million in the nine months ended March 25, 2016 compared to the nine months ended March 27, 2015. The decreases for both the three and nine month periods ended March 25, 2016 compared to the comparable periods was primarily driven by the lower revenue volumes as total operating expenses remained about flat.

Liquidity and Capital Resources
We had $99.0 million of unrestricted cash and cash equivalents at March 25, 2016 and $67.2 million at June 26, 2015. As of March 25, 2016, $29.4 million of cash was held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity, maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence to our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At March 25, 2016 and June 26, 2015, we had restricted cash of $4.3 million and $4.4 million, respectively, pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes, and to certain vendors to support payments in advance of delivery of goods and services.
On January 27, 2015, we entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million for a term of three and a half years bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and debt issuance costs of approximately $3.8 million, which was used to pay off the prior credit facility, as mentioned above, and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. All commitments under the December 2011 credit facility were terminated. During the nine months ended March 25, 2016, we made $5.7 million of principal payments to Morgan Stanley Senior Funding, Inc. and Tennenbaum Capital Partners, LLC, of which $4.4 million represented prepayments. As of March 25, 2016, the Company had an outstanding principal balance of $63.9 million on the Term Loan of which approximately $1.8 million and $62.1 million were recorded as short-term debt and long-term debt, respectively. We may not prepay the loan during the first year and may only prepay the loan during the second year at a premium. After the second year, we may prepay the loan without penalty. We are currently assessing various financing alternatives including a prepayment of all or portion the Term Loan. We were in compliance with all covenants under the Term Loan, as of March 25, 2016 and expect to be in compliance for the next 12 months.
We also have unsecured unguaranteed loans with various Japanese banks amounting to 300 million yen or $2.7 million at rates raging from TIBOR plus 1.0% to 1.75% per annum, of which approximately $2.2 million and $0.5 million were classified as short-term debt and long-term debt, respectively, as of March 25, 2016. During the nine months ended March 25, 2016, the Company entered into two new loans for an aggregate total of 250 million yen or approximately $2.1 million, of which $1.3 million and $0.8 million, were classified as short-term debt and long-term debt, respectively. We also repaid a total of 250 million yen amounting to approximately $2.2 million toward the loans during the nine months ended March 25, 2016.
During the third quarter of fiscal 2016, we also secured a four year Private Placement Bond from Mizuho Bank ("Japan Private Placement Bond") for 500 million yen or $4.4 million at 0.8% per annum, of which approximately $1.1 million and $3.2 million, net of unamortized debt issuance costs of $0.1 million, were classified as short-term debt and long-term debt, respectively, as of March 25, 2016.
We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing and collection from the customer. We believe our current cash and cash equivalents will be sufficient to fund working capital requirements, anticipated capital expenditures and other operations for the next twelve months. We do not anticipate paying dividends or repurchasing stock while the Term Loan is outstanding. See Note 15 and 16, Short-term Debt and Long-term Debt, respectively, for more information on the Term Loan agreement.
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

As indicated above, we are assessing various financing alternatives and may prepay all or a portion of the Term Loan. On January 27, 2015, we filed with the SEC a universal shelf Registration Statement on Form S-3 to issue and sell on a current, delayed or continuous basis up to $75 million of Company securities in one or more offerings within or outside the United States, whether for cash or through the exchange of other forms of consideration (the “Shelf Registration Statement”). Upon being declared effective by the SEC and pursuant to the Shelf Registration Statement, the Company may issue an indeterminate number of shares of common stock, preferred stock, debt securities and/or warrants at various times and at indeterminate prices. The sale of any additional equity or debt securities could result in dilution to our stockholders. The Company currently does not have any immediate plans to use the Shelf Registration Statement.
The following is a summary of cash activity (in thousands):

	Nine Months Ended
	March 25, 2016	March 27, 2015
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$31,312	$(87,227)
Net cash used in investing activities	(1,092)	(5,299)
Net cash provided by financing activities	797	66,569
Effect of exchange rate changes on cash and cash equivalents	751	(3,418)
Net increase (decrease) in cash	$31,768	$(29,375)

Operating Activities
Cash provided by operating activities was $31.3 million for the nine months ended March 25, 2016. Our net loss was $11.3 million for the nine months ended March 25, 2016. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $8.3 million and share-based compensation expense of $10.0 million, gain on sale of Mineset of $4.4 million, and $0.6 million of other items. Net change in operating assets and liabilities of $28.2 million contributed to the increase in cash from operating activities. The primary sources of cash in operating activities were decreases in accounts receivables, inventory and prepaid and other assets. The decrease in inventory reflects the timing of shipments of large sales contracts that we had won in the past few quarters. The primary uses of cash in operating activities were decreases in deferred revenue, accounts payable, and other operating liabilities, as well as increases in deferred costs of revenue.
For the nine months ended March 25, 2016, accounts receivable decreased $39.7 million reflecting the timing of revenue recognition and collections of the trade receivables. In addition, inventory decreased $25.2 million reflecting the timing of customer shipments and acceptance of sales contracts. Prepaid expenses and other assets decreased by $3.9 million also contributing to the increase in cash from operating activities.
For the nine months ended March 25, 2016, deferred revenue decreased by $27.3 million and deferred cost of revenue increased by $2.6 million, primarily due to the timing of revenue recognition on sales transactions that were required to be recognized in accordance with our revenue recognition policy. Additionally, accounts payable and other liabilities decreased by $1.8 million and $8.8 million, respectively, primarily due to the timing of revenue recognition and payments to our suppliers.
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

Investing Activities
Cash used in investing activities was $1.1 million in the nine months ended March 25, 2016, primarily due to purchases of property and equipment of $5.3 million offset by the net proceeds from the sale of Mineset of $4.2 million.
Cash used in investing activities was $5.3 million in the nine months ended March 27, 2015, primarily due to purchases of property and equipment of $4.5 million and other investment activities of 0.8 million.
Financing Activities
Cash provided by financing activities was $0.8 million for the nine months ended March 25, 2016, primarily due to proceeds from the Japan loans of $6.5 million, issuance of stock under our employee stock purchase plan and stock option exercises of $3.6 million. This was offset by the repayment of loan principal of $5.7 million for our Term Loan, of which $4.4 million represented prepayments, payments of Japan loans of $2.2 million, and the funding of restricted stock units withheld for taxes of $1.4 million.
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
As of March 25, 2016, we had total outstanding commitments on non-cancelable operating leases of our real properties of $26.2 million, of which $20.8 million related to our domestic leases. These domestic leases include our headquarters in Milpitas, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal 2024. The remainder of our domestic leases will expire in fiscal 2016 through 2023. As of March 25, 2016, we had total outstanding commitments of $5.4 million in non-cancelable international real property operating leases. The total outstanding commitments included $4.4 million relating to our leased facilities in Japan. Our major facility leases in our international locations are generally for terms of two to four years and generally do not provide renewal options.
As of March 25, 2016, personal property under operating lease was comprised primarily of automobiles and office equipment. Total outstanding commitments under such leases totaled approximately $0.6 million at March 25, 2016.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory. As of March 25, 2016, there were remaining commitments of approximately $17.9 million, of which $12.6 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities' debt or other financial obligations.
Term Loan—On January 27, 2015, we entered into a three and a half year credit agreement with an aggregate principal amount of $70.0 million. As of March 25, 2016, the Company had an outstanding principal balance of $63.9 million on the Term Loan of which approximately $1.8 million and $62.1 million were recorded as short-term debt and long-term debt, respectively. See Note 15 and 16, Short-term Debt and Long-term Debt, respectively, for more information regarding the secured Term Loan.

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
Japan Loans—As of March 25, 2016, we also have unsecured unguaranteed loans with various Japanese banks amounting to 300 million yen or $2.7 million at rates ranging from TIBOR plus 1.0% to 1.75% per annum, of which approximately $2.2 million and $0.5 million were classified as short-term debt and long-term debt, respectively, as of March 25, 2016. During the third quarter of fiscal 2016, we also secured a four year Private Placement Bond from Mizuho Bank ("Japan Private Placement Bond") for 500 million yen or $4.4 million at 0.8% per annum, of which approximately $1.1 million and $3.2 million, net of unamortized debt issuance costs of $0.1 million, were classified as short-term debt and long-term debt, respectively, as of March 25, 2016.
Uncertain Tax Positions—As of March 25, 2016, the net recorded tax liability for uncertain tax positions was $13.0 million, including interest and penalties. We cannot conclude on the range of cash payments that will be made within the next twelve months associated with our uncertain tax positions.
Guarantees and Indemnifications—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes, and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at March 25, 2016 was $4.4 million, for which we have $4.3 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the unaudited condensed consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of March 25, 2016. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of March 25, 2016.
Off-Balance Sheet Arrangements— As of March 25, 2016, we have a $2.0 million outstanding letter of credit from Wells Fargo Bank to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement for the provision of goods or services to a supplier.
We had no other off-balance sheet arrangements as of March 25, 2016.
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
There have been no significant changes in the Company's significant accounting policies for the nine months ended March 25, 2016 as compared to those discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report except as noted below.

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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio and our credit facility. As of March 25, 2016, our cash and cash equivalents of $99.0 million consisted primarily of cash and money market funds. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
Given the short term nature of our cash and cash equivalents, the risk of loss in fair value resulting from interest rate changes is minimal. At March 25, 2016, we had no interest rate forward contracts or option contracts.
The interest expense on outstanding cash borrowings under some of our loans are based on variable interest rates and are therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows may be materially affected. As of March 25, 2016, we had $71.0 million outstanding principal balance from our loans. A 1% increase or decrease in the interest rate, with all other variables held constant, would have impacted our interest expense by approximately $0.7 million per year.
Foreign Exchange Risk
As of March 25, 2016, foreign currency cash accounts totalled $25.5 million, primarily in Euros, Australian Dollar, British Pound and Japanese Yen.
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
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $2.5 million change in the value of our foreign currency cash accounts as of March 25, 2016.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of March 25, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended March 25, 2016, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
We generally derive a significant portion of our revenue directly from U.S. government entities, from education and research institutions funded by the U.S. government and from system integrators that sell to the U.S. government. For the three months ended March 25, 2016, such sales represented approximately 30% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.
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
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For the three months ended March 25, 2016, our top five customers worldwide accounted for approximately 49% of our total revenues, with various agencies of the U.S. government, excluding system integrators, accounting for approximately 6% of total revenue.
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
Even if we are successful in closing sales, several large transactions that we have entered into require us to invest cash up front to fund working capital without collecting cash for several quarters. Recently, we have found success in our strategy of focusing on large deals to help drive our revenue growth and have been awarded by customers a greater number of large installation programs. Such transactions require significant up-front capital investment. To further support our needs and to offset these declines in our cash position, we secured $70 million in term loan financing in January 2015. Nonetheless, during the nine months ended March 25, 2016, we generated approximately $31.3 million in cash from our operating activities. If we are unable to collect cash and negotiate more favorable cash collection terms in the future, or if we are unable to secure additional financing on acceptable terms, our liquidity and ability to fund our operations could be adversely affected.
International Sales and Operations—The global nature of our operations exposes us to increased risks and compliance obligations, which may adversely affect our business.
During the three months ended March 25, 2016, we derived approximately 62% of our revenue from sales outside of the United States. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
Our stock price has experienced high volatility. For example, during the nine months ended March 25, 2016, our stock price fluctuated from a high of $7.61 to a low of $3.93. Investors may not be able to sell shares at or above the price at which they purchased them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

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
We have significant exposure to revenues, expenses and certain asset and liability balances denominated in currencies other than the U.S. Dollar. Changes in the exchange rates of major foreign currencies, particularly the Japanese Yen, Euro, British Pound and Australian Dollar, relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For the three months ended March 25, 2016, our revenue from our EMEA and APJ regions was $44.2 million and $33.3 million, respectively. As of March 25, 2016, the balance in our foreign currency cash accounts was $25.5 million. An increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.

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
We have taken in the past and may continue to take cost reduction efforts to streamline operations and reduce operating expenses. Our ability to achieve the anticipated cost savings and other benefits from our cost reduction measures within expected time frames is subject to many estimates and assumptions, and may vary materially based on many factors. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future cost reduction measures. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such actions, and our business and results of operations could be adversely affected.
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
The SEC adopted its final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act concerning conflict minerals in August 2012. The objective of the rule is to reduce funding for armed groups that are abusing human rights in the "conflict region" as defined in the final rule. This new rule requires us to: (1) determine whether conflict minerals (tin, tantalum, tungsten, gold or similar derivatives) are used in our products and, if so, determine if the minerals originated from the Democratic Republic of Congo (DRC) or its immediately adjoining countries; and (2), if so, conduct due diligence regarding the source and chain of custody of these conflict minerals to determine whether the conflict minerals financed or benefited armed groups. The rule requires us to submit forms and reports to the SEC annually that disclose our determinations and due diligence measures. We are currently conducting conflict minerals due diligence with our supply chain partners. Presently, we have not determined how many of our supply chain partners use conflict minerals or how much expense our due diligence exercise will add to our operational cost. If we do not properly assess supply chain partners and appropriately control costs and budget for conflict minerals compliance, our results of operations and profitability in the future could suffer, our reputation could be harmed and our stock price could suffer as a result.

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
Since the inception of the repurchase plan in January 2013, the Company has repurchased approximately 1,566,000 shares of its common stock for approximately $18.0 million. This purchase program expired as of December 31, 2015 and the Company's board has not extend the Company's repurchase program beyond December 31, 2015. There were no shares repurchased during the nine months ended March 25, 2016.

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
Dated: April 29, 2016