Form 10-K
period 2016-06-24
Silicon Graphics International Corp
filed 2016-09-02
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 24, 2016
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
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 25, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Select Market, was approximately $170,705,362. For purposes of this calculation, shares of common stock held by each officer and director of the Registrant and by each person who is known to own 10% or more of the outstanding common stock of the Registrant have been excluded since such persons may be deemed to be affiliates of the Registrant.  Such determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.
As of August 30, 2016, there were 36,518,406 shares of the registrant's common stock outstanding.

SILICON GRAPHICS INTERNATIONAL CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 24, 2016

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
“Silicon Graphics,” “SGI,” “Accelerate,” “Altix,” “CloudRack,” “CXFS,” “DMF,” "FileTek," “SGI ICE,” “ICE Cube,” "InfiniteData,” “InfiniteStorage,” “LiveARC," “NUMAflex,” “NUMAlink,” “Octane,” "OpenGL,” “Origin,” “Rackable,” “REACT,” “SHMEM,” “StorHouse,” “Supportfolio,” “Trusted Edge,” “SGI UV,” “VizServer,” “XFS,” and the “Silicon Graphics” logo are registered or other trademarks of Silicon Graphics International Corp. or its subsidiaries in the U.S. and/or other countries.  Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

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
Our goal is to accelerate time to results in key High Performance Computing ("HPC") markets, including federal government, defense and strategic systems, weather and climate, physical and life sciences, energy (including oil and gas), aerospace, automotive manufacturing, internet, financial services, education and research institutions and media and entertainment. In the High Performance Data Analytics ("HPDA") market, SGI products allows enterprise customers to achieve greater insight and gain competitive advantage to run their business in real-time with SAP HANA and Oracle® Database In-Memory. These product options enables lines of business to access vital information with up-to-the-moment accuracy, get answers instantly, and operate in real time, at near limitless scale and mission-critical reliability. SGI helps make these SAP HANA and Oracle Database In-Memory insights possible.
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
SGI has approximately 1,100 employees worldwide, more than 550 granted and pending patents, and over 325 partners. SGI serves over 6,500 customers and sells products and services in about 50 countries through both a direct and indirect sales force, including original equipment manufacturers, system integrators and value added resellers. During fiscal 2016, 2015 and 2014, international revenue was approximately 47%, 40% and 52%, respectively, of our total revenue.
Fiscal Year
Included in this report are our consolidated balance sheets as of June 24, 2016 and June 26, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the fiscal years ended June 24, 2016 ("fiscal 2016"), June 26, 2015 ("fiscal 2015") and June 27, 2014 ("fiscal 2014").
The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Fiscal years 2016, 2015, and 2014 were all comprised of 52 weeks. Fiscal year 2017 will be comprised of 53 weeks and will end on June 30, 2017.
Segment Information
The Company manages its business primarily as three operating segments, HPC, HPDA and Service. The Company has aggregated the HPC and HPDA operating segments into one reportable Product segment as the HPDA operating segment has not met the quanitative threshold to be reported as a separate reportable segment. As such, the Company reports two reportable segments, Product and Service. The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by our Chief Operating Officer, who functions as our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the availability of separate financial information.

A description of the Company's two reportable segments is as follows:
Product—The Product segment is comprised of our compute and storage solutions, which include products from both our HPC and HPDA operating segments. Compute solutions include our scale-out computing, scale-up computing, software and cloud/web solutions. Compute solutions also include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability. Storage solutions include both hardware and software offerings to address virtually every type of data storage and management requirement. Our storage solutions are designed to provide extreme scale, broad flexibility, and to minimize the cost to store data.
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
In fiscal 2014, the Company previously managed its business primarily as three separate business units: Compute, Storage, and Service. In fiscal 2015, the Company combined the Compute and Storage business units into a single Product reportable segment. All periods presented conform to the current reportable segment structure.
The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally allocated based on the type of products and services provided to our customers. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A portion of the segments' expenses arise from shared services and infrastructure that the Company provides to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development and other corporate infrastructure expenses. The corporate charges that are directly attributable to the segments are allocated and are reassessed on a periodic basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The profitability of each of the segments is measured after excluding share-based compensation expenses, amortization and impairment of intangibles, restructuring and severance charges, manufacturing transition costs, general and administration charges, other unallocated corporate charges and other items as management does not include this information in its measurement of the performance of the operating segments.
Further information regarding our operating segments is presented in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K and in Note 23 "Segment Information" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
Customers
Direct sales to various agencies of the United States government, excluding system integrators, accounted for 25%, 21%, and 16% of our revenue in fiscal 2016, 2015 and 2014, respectively. For fiscal 2015, sales to a U.S. government system integrator accounted for 12% of our total revenue.
Information regarding revenue and gross profit by reportable segments and revenue from our customers and by business unit is presented in Note 23 "Segment Information" to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.
Solutions
SGI provides a broad line of solutions designed to address the specialized demands of market verticals, enable our customers to run data-intensive applications rapidly, and store data safely and economically. Our core computing and storage components utilize Intel® processors, NVIDIA® graphics processing units ("GPUs") and the Linux® operating system along with SGI-designed innovative data center architectures. Our High Performance Computing ("HPC") solutions, SGI ICE™ XA, Rackable® and SGI UV™ systems, are optimized with HPC software including SGI Management Suite, large-scale provisioning and system health management tools, SGI Performance Suite and HPC performance optimization libraries and tools. Our storage product lines range from entry-level disk arrays to complex storage systems, with innovative technology and hardware, to include the SGI® Modular InfiniteStorage™ platform, SGI DMF™ storage tier virtualization solution and SGI CXFS® file system.

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
SGI HPC cluster solutions for technical computing comprise:

•
SGI Rackable® standard depth server clusters provide solutions for small to medium-sized installations, typically of a few servers to a few hundred. Standard depth servers consist of several models, including I/O and memory rich models, dense models with four slim nodes in a single 2U chassis, and models specifically designed to support NVIDIA® Tesla GPU Compute Accelerators and Intel® Xeon® Phi™ Coprocessors. The clusters include a broad range of GigE, Omni-Path and Infiniband interconnect options.

•
SGI ICE™ XA solution is a distributed memory supercomputer. The sixth generation of our award-winning SGI ICE architecture for technical HPC, SGI ICE XA solution can deliver over 190 teraflops per rack and affordably scale from 36 to tens of thousands of nodes to solve the world's most complex problems. SGI ICE XA solution delivers a variety of innovative technologies including Omni-Path, EDR and FDR Infiniband interconnect, an innovative double-density blade design, flexible power shelves, on-processor liquid cooling and “E-Cell” closed-loop cooling environment that allows warm water cooling. Its open x86 architecture makes it equally simple to deploy commercial, open source or custom applications on completely unmodified SUSE® Linux Enterprise Server or Red Hat® Enterprise Linux operating systems. SGI ICE XA solution supports the latest Intel® E5-2600 v4 processors, Intel Xeon® Phi™ Coprocessors and NVIDIA® Tesla GPUs. We have deployed numerous Petascale systems including NASA-Ames in Mountain View, California, Total S.A. in southwest France, the U.S. Air Force Research Lab in Ohio, Atomic Weapons Establishment ("AWE") in the United Kingdom, and have a roadmap to Exascale computing at both the hardware and software level.

Scale-up Computing:

•
SGI UV™ 3 solution is the world's largest coherent, shared in-memory system. In addition to being a real time analytic solution, the SGI UV 3 solution is designed to address the most demanding data-intensive applications and accelerate the pace of innovation across a broad range of environments. Scaling up to 2,048 cores and 64 TBs of shared memory, SGI UV 3 solution is managed and operated as a single system. It can run many compute-intensive workloads simultaneously. Utilizing the SGI UV 3 large node in any cluster deployment also enables customers to address programming jobs and data sizes in computer-aided engineering, life sciences and other markets that exceed the capacity of standard two or even four socket servers. Programming tools utilized with scale-out cluster solutions such as SGI Performance Suite can be used with SGI UV 3 solution. For smaller environments without information technology ("IT") resources to manage a complex scale-out cluster deployment, SGI UV 3 solution can be utilized as the sole compute resource, with only a single server and operating system image. Customers interested in developing new applications will also be able to prototype new algorithms with the SGI UV 3 hardware and open software architecture.

Building upon 20 years of in-memory computing expertise and utilizing SGI NUMAlink® interconnect technology, these Linux-based servers deliver cache coherent in-memory computing to address the most compute- and data-intensive workloads. Equipped with an integrated MPI Offload Engine, SGI UV systems can also be leveraged for distributed applications and as a "super node" for clustered HPC systems.
High Performance Data Analytics Solutions:

•
SGI UV™ 300H for SAP ® HANA® server is a model of the SGI UV 300 server purpose-built for SAP HANA environments. SGI UV 300H enables running SAP Business Suite, SAP Bank Analyzer, SAP S/4HANA Finance, and other business-critical applications on SAP HANA. It combines online transaction processing and online analytical processing workloads and eliminates the time-consuming extract, transform, and load processes to generate real-time reports on demand. Featuring Intel® Xeon® E7-8800 v4 and v3 processors and 7th generation SGI NUMAlink technology, SGI UV 300H is SAP-certified under general availability from 4 to 20 sockets with up to 20TBs of in-memory computing capacity as a single node. Pending further certification, it's designed to scale up to 32 sockets and 32TB of shared memory. SGI deployed the first SGI UV 300H in the first half of fiscal 2015.

•
SGI UV™ 300RL is a model of the SGI UV 300 server purpose-built for Oracle Database In-Memory. SGI UV 300RL sever enables enterprises to run Oracle Database In-Memory on a single, Intel-based system with un-paralleled scale-up capacity to accelerate data analytics and achieve real-time operations. Featuring Intel® Xeon® E7-8800 v4 and v3 processors and 7th generation SGI NUMAlink® technology, UV 300RL is certified and factory-installed with Oracle Linux 7 with Unbreakable Enterprise Kernel. Utilizing the unique modular chassis architecture of the SGI UV 300, UV 300RL can scale from 4 to 32 sockets and with up to 24TBs of cache-coherent shared memory. SGI introduced the SGI UV 300RL under limited availability in the first half of fiscal 2016. It is now generally available.

•
SGI InfiniteData™ Cluster server is a highly flexible cluster computing platform combining server and storage density with extreme, scale-out performance. Designed for HPC spanning high performance data analytics and moderate technical computing environments, InfiniteData Cluster accelerates time to value in data and compute intensive environments with greater efficiency, less complexity, and at a lower cost.

•
SGI Fraud Analysis, Social Analytics and Genomics Solutions. Utilizing SGI UV™ 3 solution, the third generation of our Intel® Xeon® based scale-up servers, these solutions enable knowledge discovery, deliver real-time results and instant feedback versus batch jobs that might take hours or days to complete and allow customers to create new analyses quickly with ease of use. UV 3 solution leverages nearly twenty years of SGI technology to deliver the fastest and most scalable shared memory computer in the world, scaling from 32 to 8,192 processing threads, while supporting up to 64 terabytes of global, coherent shared memory in a single system image. SGI UV 3 solution can support SUSE® Linux Enterprise Server and Red Hat® Enterprise Linux®. Superior performance is built into every SGI UV 3 system, leveraging our high-speed proprietary interconnect NUMAlink® 6/7 and MPI Offload Engine acceleration. Based on open standards, the system's x86 architecture leverages the Intel® Xeon® E5-4600 or E7-8800 series processor families and allows for the use of completely unmodified SUSE® Linus Enterprise Server or Red Hat® Enterprise Linux operating systems.

Clustered and High Performance Storage:
SGI Clustered and High Performance Storage solutions include a complete suite of hardware and software offerings to address virtually every type of data storage and management requirement. Offered under the SGI InfiniteStorage™ ecosystem, these solution components range from power-efficient Just a Bunch of Disks ("JBODs") to a wide range of Network Attached Storage ("NAS"), Redundant Array of Independent Disks ("RAID") and object storage platforms to accommodate all types of workflow requirements, as well as the industry's leading high-performance clustered file system and tiered storage virtualization software.
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

•
SGI DMF™ storage software creates and automatically manages a tiered virtual storage environment that significantly reduces customer equipment and operating costs, improves service levels and lowers customer data risks. Currently, DMF software is deployed at customer sites worldwide, with individual customers managing more than 100 petabytes and nearly two billion files. DMF software operates in the background with no interruption or degradation of service to end-users and applications. DMF software is integrated with both traditional XFS® and CXFS® file system and the Lustre parallel file system that is often part of many HPC storage implementations.

•
CXFS® file system software provides no-compromise data sharing, enhanced workflow and reduced costs in data-intensive environments. It eliminates file duplication and the time it takes to move large files over networks. CXFS software significantly boosts productivity where large files are shared by multiple processes in a workflow. Because it uses a SAN infrastructure, CXFS software delivers much greater I/O performance and bandwidth than any network data-sharing mechanism, such as network file system or common internet file system.

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

•
SGI Performance Suite improves performance and provides additional capabilities for developers of HPC applications on all of our systems. SGI Performance Suite software contains the following components: SGI Accelerate™ technology helps accelerate application performance, through tools that tune applications at runtime without recompiling and libraries that optimize performance with specialized algorithms. SGI Message Passing Interface ("MPI") contains complementary tools enabling application acceleration, with SGI Message Passing Toolkit ("MPT") as the core MPI performance engine. SGI REACT™ technology provides features that enable real-time, guaranteed response time applications to run on standard Linux distributions.

Networking:

•
SGI Networking solutions include node-level integration (dual/quad NICs, GigE, 10GigE, InfiniBand QDR and FDR onboard interfaces), cluster-level integration for clustered-computing (pre-tested, pre-certified high-speed switches, in-cabinet aggregation and software managed GigE, 1GigE, FDR, EDR, Omni-Path) and Fibre Channel integration for clustered-storage (high-speed data access, interconnects and stacking). The SGI UV scale-up server line features SGI's own high-performance, low-latency SGI NUMAlink® interconnect.

SGI Global Services
The SGI Global Services organization is comprised of customer support services and professional services. Our customer support organization provides ongoing maintenance and technical support for our products and some third-party products, as well as contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. Our professional services organization provides value added services associated with technology consulting, project management and customer education, all of which help our customers realize the full value of their information technology investments. As of June 24, 2016, the organization staffed over 300 service professionals, providing services to customers in approximately 26 countries.
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
By selling our products through our direct sales team, we are able to maintain close client contact and feedback throughout the entire sales process. Our sales process begins with leads generated through targeted marketing programs and by our inside sales and business development teams, which are then logged, qualified and assigned to a field account executive. After an initial lead qualification, our sales executives and sales engineers collect information regarding the customer’s mission and objectives, data center environment and application requirements. We then collaborate with the customer to agree upon a particular system configuration that will meet the customer's requirements. For larger customers, we allow evaluation of one or more hardware configurations to enable the customer to conduct their own benchmarking analyses.

We currently have direct sales personnel in various countries, including Australia, Brazil, Canada, China, Czech Republic, France, Germany, Japan, the Netherlands, Singapore, the United States and the United Kingdom. We augment our sales staff with indirect coverage via channel partner arrangements in countries in which we have a presence. In markets where we have no direct sales personnel, we provide our products through our channel partners. We are engaged in a multi-year program to further develop additional channel partner relationships in order to improve our indirect sales efforts, expand our customer base and enter new markets. Our direct sales personnel are responsible for managing all direct or indirect sales with specific named accounts and territories, and are supported by inside sales, channel sales, strategic partner sales and business development personnel.
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
We have recently increased our sales and marketing efforts in the commercial and enterprise high performance data analytics market in an effort to expand our penetration of this market and have announced that Dell and Cisco have agreed to resell our SAP HANA appliances for 8-sockets and above to their customer and prospect base. We continue to expand our targeted customer base to include all organizations with high performance technical computing requirements, through both our direct selling force and channel partners. Our channel program is designed to collaborate and enable those partners who provide additional geographic and vertical market coverage and expertise for SGI-based solutions. Additionally we entered into an OEM agreement with HPE that enables the sale and distribution of 8-socket configurations of the SGI UV300 under the HPE MC990 brand.
Marketing
Our global marketing organization is active in all markets in which we sell products and services and continuously executes on programs that encompass sales tools, brand awareness and demand generation. The marketing team consists of product, field marketing, channel and corporate marketing. To showcase our solutions, expand our market presence, and enable our sales organization and channel partners to effectively pursue sales opportunities, we create and deliver a number of go-to-market vehicles including industry tradeshow and event activities, market research, customer forums, webinars, online advertisements and promotions, product demonstrations, web content, sales collateral, telemarketing, social media and customer case studies. Our marketing channels include a mix of product-based activities which leverage our hardware and software expertise and industry-based activities which leverage our understanding of customer challenges and applications. Our marketing team also works with industry experts, analysts and members of the press to generate awareness about our products and services. Using our history and experience in the high-performance computing community, we issue white papers on technology trends such as performance ratings, benchmark results, power, cooling and system management. We participate in worldwide business and industry events throughout the year as both exhibitors and speakers, thereby maintaining a constant presence with our customers, prospects and industry influencers.
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
We provide a robust channel program to an active and established base of worldwide channel partners utilizing a comprehensive channel portal and marketing program. We also develop concentrated co-marketing partnerships with our major customers and suppliers.
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
SGI UV ™ System Development. We have invested significantly in the development of application-specific integrated circuits ("ASICs") and interconnect technology in order to extend our leadership in coherent shared-memory systems. The UV shared-memory system based on the latest generation of our NUMAlink® interconnect and NUMAflex® architecture increases substantially the performance and scalability of our single system image shared-memory products, incorporates hybrid processing elements, and provides optimized features to enhance in-memory application performance on a cluster computing system. We expect these design efforts to propel growth in adoption of the UV platform in technical computing, high performance data analytics, and as solutions to the needs of commercial customers employing in-memory databases for real time enterprise applications.
SGI ICE™ XA System Development.  We continue to invest aggressively in the SGI ICE XA platform and its eventual successor, which offers market leading system configuration flexibility and is based on the InfiniBand and Omni-Path interconnect. The focus remains on maintaining the product’s leadership in speed, scalability, and power and thermal efficiencies, while enhancing its flexibility in terms of configurations, topologies and interconnect technologies. We are also enhancing the product’s reliability, availability, serviceability and interoperability in our designs.
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
Manufacturing and Operations
Our sole manufacturing facility, located in Chippewa Falls, Wisconsin, is responsible for worldwide production, supply-chain management and order fulfilment. Our manufacturing operations involve the on-site assembly and testing of high-level subassemblies, subsystems and complete systems, configured to customer specifications. Our consolidated worldwide manufacturing operations increase our control over our supply chain and our inventories. Our manufacturing facility is ISO 9001:2008 certified.

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
The market for our products is highly competitive, dynamic and subject to changing technology, customer needs and new product introductions. In the server market we compete primarily with large, build-to-order vendors of x86 servers based in the United States such as Dell Inc. (“Dell”), Hewlett Packard Enterprise Company (“HPE”), International Business Machines Corporation (“IBM”), Oracle Corporation (“Oracle”), Cray, Inc. (“Cray”), Bull/Atos, and Supermicro Computing, Inc. ("Supermicro"). In the data analytics or HPDA market, we compete primarily with IBM, Lenovo, HPE , Fujitsu, Hitachi and Oracle.
Our largest competitors have significant financial, technical, development and sales and marketing resources, broad name and brand recognition and large customer bases. Because a computing system is a substantial investment that can require extensive service and support commitments, company size can have a significant impact on purchase decisions. In addition, large competitors can leverage strategic business lines to broaden offerings and support deep discounting and reduced margins to gain market share.
Proprietary Rights and Licenses
We rely on a combination of patent, trademark, copyright and trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties. We have more than 550 granted patents and pending applications in the United States and abroad, and we intend to continue to protect our intellectual property with patents. We also hold various U.S. and foreign trademarks as well as copyrights in our original software. Although we believe the ownership of patents, copyrights, trademarks and service marks, and trade secrets is an important factor in our business and that our success depends in part on ownership rights, we rely primarily on the innovative skills, technical competence and marketing abilities of our personnel to differentiate our products and services within the marketplace.
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
Our success will depend in part on our ability to protect our intellectual property portfolio and proprietary information. From time to time, we may need to enforce our intellectual property rights through litigation. If a claim is asserted that we have infringed the intellectual property rights of a third-party, we may be required to seek licenses under those intellectual property rights, if available, pay damages and/or redesign our products. If we were to litigate, we would incur significant costs, litigation may be a significant distraction for our management team, and we might not ultimately prevail. Litigation or changes in the interpretation of intellectual property laws could expand or reduce the extent to which we or our competitors are able to protect intellectual property and could require significant changes in product design. Because of technological changes and the extent of issued patents in our industry, it is possible certain components of our products and business methods may unknowingly infringe existing patents of others. Our industry has seen a substantial increase in litigation with respect to intellectual property matters. We have been engaged in intellectual property disputes as a defendant and, in the past, as a plaintiff in efforts to protect our rights. We expect that we will engage in patent infringement litigation from time to time. See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

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
Environmental Laws
Our products and certain aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the content of our products and the recycling and treatment and disposal of our products. Certain aspects of these laws also pertain to tracking and labeling potentially harmful substances that have been incorporated into our products. These laws require us to know whether certain substances are present in our products, and to what degree. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Compliance with environmental laws and regulations across multiple jurisdictions is complex and may require further capital expenditures in future periods, including possible expenditures for the implementation of new processes in supply chain management and order fulfilment. We believe that these expenditures are necessary to maintain our presence and competitive position in certain markets, including in particular the European Union. No material capital expenditures for environmental control facilities were made in fiscal 2016 and none are planned for the fiscal year ending June 30, 2017 ("fiscal 2017"). See Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
Employees
As of June 24, 2016, we had approximately 1,100 employees worldwide. Our future success will require that we continue to retain and motivate highly qualified technical, sales, marketing, finance and management personnel. We have never had a work stoppage, and none of our U.S. employees are represented by a labor union. We have workers’ councils where required by the European Union or other applicable laws. We have employment-related agreements with a number of key employees or where required by applicable law. In general, where permitted by applicable law, employment with the Company is considered "at will" and our employment related agreements are not for a defined term.

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
Executive Officers of the Registrant
Our executive officers, their ages and positions as of September 2, 2016 are as follows:

Name	Age	Position
Jorge Titinger	55	Chief Executive Officer, President and Director
Mekonnen Asrat	48	Senior Vice President and Chief Financial Officer
Cassio Conceicao	53	Executive Vice President & Chief Operating Officer
Kirk Williams	47	Senior Vice President, General Counsel and Corporate Secretary
Pete Hilliard	49	Senior Vice President, Chief Administrative Officer

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
Mekonnen Asrat has served SGI as Senior Vice President and Chief Financial Officer since November 2015. Mr. Asrat joined SGI in June 2012 as our Vice President and Corporate Controller and since August 2012 has served SGI as our Principal Accounting Officer. Previously, Mr. Asrat served as Senior Director, Corporate Controller of Advantest America, Inc., a subsidiary of Advantest Corporation, (a company in the semiconductor automated test equipment business) from March 2011 to June 2012. Prior to that, Mr. Asrat served as Director and Controller at Verigy Ltd. for its Memory Test Solutions business unit, from January 2008 to June 2011 and as Director of SEC Reporting from June 2006 to December 2007. Verigy was acquired by Advantest Corporation in July 2011. Prior to Verigy, Mr. Asrat held a variety of accounting and financial planning and analysis roles at Agilent Technologies, Inc., Hewlett-Packard Company and Ernst & Young LLP. Mr. Asrat is a certified public accountant, actively licensed in California and holds a Master of Professional Accounting degree from the University of Texas at Arlington and a Bachelor of Arts in Economics from the College of William & Mary in Virginia.

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
Kirk O. Williams has served SGI as Senior Vice President, General Counsel and Corporate Secretary since June 2016.  From March 2013 to June 2016, Mr. Williams served the Company as Associate General Counsel, responsible for corporate governance, securities and compliance.  Before joining the Company, Mr. Williams was Vice President, General Counsel and Corporate Secretary at Roamware, Inc., a privately-held developer of roaming and quality of experience and service enhancing solutions for mobile network operators and communications service providers from March 2012 to November 2012.  Prior to that, Mr. Williams served as Chief Legal and Compliance Officer and Corporate Secretary at Sunrise Telecom Incorporated, (a publicly-traded manufacturer of test and measurement solutions for telecom) cable and wireless networks from December 2002 to January 2012.  Mr. Williams holds a J.D. from New York University School of Law and a dual B.A. in Economics and Political Science from Stanford University.
Peter E. Hilliard joined SGI in November 2015 as our Senior Vice President and Chief Administrative Officer.  Mr. Hilliard brings over 20 years of experience providing leadership in the area of change management within hyper growth and evolving organizations.  Prior to joining SGI, Mr. Hilliard served as Senior Vice Present of Human Resources at Harmonic, Inc. (a company in the video infrastructure delivery industry) from October 2008 to November 2015. Prior to Harmonic, Mr. Hilliard served as Senior Vice President of Human Resources & Corporate Services with Agile Software (an enterprise software company) from June 2002 until acquisition by Oracle in September of 2007. While at Agile, Mr. Hilliard had functional responsibility for HR, IT, Facilities and Administration. Prior to Agile, Mr. Hilliard served as Senior Vice President of Human Resources & Administration with Metromedia Fiber Network, Inc. and with SiteSmith, Inc. (both internet infrastructure companies) and was Partner & Vice President of Client Services with consulting firm 54th Street Partners, LLC, (a consulting firm) where he led strategic engagements with clients such as Webvan, Borland Software, and many others.

Item 1A. Risk Factors

The pendency of our agreement to be acquired by Hewlett-Packard Enterprise ("HPE") or our failure to complete the merger with HPE could have an adverse effect on our business.
On August 11, 2016 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hewlett-Packard Enterprise Company (HPE) and Satellite Acquisition Sub, Inc., a wholly-owned subsidiary of HPE (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of HPE. Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger by our stockholders, the absence of certain legal impediments, antitrust regulatory approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the antitrust laws of certain other jurisdictions, and the expiration or termination of the respective waiting periods required in connection with such required antitrust approvals. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected time frame, or at all. The Merger gives rise to inherent risks that include:

•
the inability to complete the Merger due to the failure to obtain stockholder approval or failure to satisfy the other conditions to the completion of the Merger, including receipt of the required regulatory approvals;

•	potential future stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;

•
a pending litigation suit that has been filed against us on August 29, 2016 that seeks injunctive relief and damages could prevent or delay the Merger or otherwise negatively impact our business and operations;

•	if the Merger is not completed, the price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;

•
the pendency of the Merger, even if ultimately completed, may create uncertainty in the marketplace and could lead customer and prospective customers to purchase from other vendors or delay purchasing from the Company;

•
the amount of cash to be paid under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, including any potential long-term value of the successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•
legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•
difficulties maintaining and renewing business and operational relationships, including relationships with significant customers, contract manufacturers and component suppliers, channel partners, and other business partners;

•	the possibility of slowing sales and renewals by clients;

•	the inability to attract and retain key personnel pending consummation of the Merger;

•
the inability to pursue alternative business opportunities, including strategic acquisitions and investments, or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;

•	the requirement to pay a termination fee of $12.2 million if the agreement governing the Merger is terminated under certain circumstances;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisitions proposals during the pendency of the Merger;

•
the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment post-Merger;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger; and

•
the risk that if the Merger is not completed, the market price of our common stock could decline, investor confidence could decline, stockholder litigation could be brought against us, relationships with customers, contract manufacturers and component suppliers, channel partners, and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

U.S. Government Sales—We derive a significant portion of our revenue from customers who directly or indirectly receive funding from the U.S. government. If our U.S. government-related sales decrease, or our ability to do business with the U.S. government or entities funded by the U.S. government is disrupted or limited, our operating performance could be adversely affected.
We generally derive a significant portion of our revenue directly from U.S. government entities, from education and research institutions funded by the U.S. government, and from system integrators that sell to the U.S. government. For fiscal 2016, such sales represented approximately 45% of our total revenue. These sales present risks in addition to those involved in sales to commercial customers, including potential disruptions and delays due to changes in appropriation and spending priorities by the U.S. government. In addition, the U.S. government can terminate or modify its contracts with us at any time for its convenience. A significant reduction in such sales could adversely affect our operating performance.
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
Historically, a significant portion of our revenue has come from a limited number of customers. There can be no guarantee that we will be able to sustain our revenue levels from these customers. For fiscal 2016, our top five customers worldwide accounted for approximately 50% of our total revenue, of which various agencies of the U.S. government, excluding system integrators, accounts for 25%.
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
The markets for compute server products and storage products are highly competitive. In addition to intensely competitive smaller companies, we face challenges from some of the most established companies in the computer server market, such as Dell Inc., HPE, International Business Machines Corporation, Cray, Inc. and Oracle Corporation. In the storage market, we compete primarily with EMC Corporation, HPE, Hitachi Data Systems, Inc. and NetApp, Inc. Our largest competitors have several advantages over us, such as:

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
Despite our historical success in growing our revenue from certain agencies of the U.S. government as well as higher education, we have had limited success in broadening our base of enterprise customers. We have modified our go-to-market strategy and have invested in sales and marketing personnel and programs to increase penetration of our HPC, and High Performance Data Analytics solutions among enterprise customers. We have recently increased our sales and marketing efforts in the commercial and enterprise high performance data analytics market in an effort to expand our penetration of this market and have announced that Dell and Cisco have agreed to resell our SAP HANA appliances for 8-sockets and above to their customer and prospect base. Additionally we entered into an OEM agreement with HPE that enables the sale and distribution of 8-socket configurations of the SGI UV300 under the HPE MC990 brand. If we are not successful in increasing sales of our solutions into enterprise customers, our growth opportunities may be limited.
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
Even if we are successful in closing sales, several large transactions that we have entered into require us to invest cash up front to fund working capital without collecting cash for several quarters. Recently, we have found success in our strategy of focusing on large deals to help drive our revenue growth and have been awarded by customers a greater number of large installation programs. Such transactions require significant up-front capital investment. To further support our needs and to offset these declines in our cash position, we secured $70.0 million in term loan financing in January 2015. Nonetheless, during fiscal 2016, we generated approximately $27.4 million in cash from our operating activities. If we are unable to collect cash and negotiate more favorable cash collection terms in the future, or if we are unable to secure additional financing on acceptable terms, our liquidity and ability to fund our operations could be adversely affected.
International Sales and Operations—The global nature of our operations exposes us to increased risks and compliance obligations, which may adversely affect our business.
During fiscal 2016, 2015 and 2014, we derived approximately 47%, 40% and 52% of our revenue from sales outside of the United States, respectively. Our international business operations require us to recruit and retain qualified technical and managerial employees, manage multiple remote locations and ensure intellectual property protection outside of the United States. Our international operations subject us to increased risks, including:

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
Our stock price has experienced high volatility. For example, during fiscal 2016, our stock price fluctuated from a high of $7.61 to a low of $3.93. Investors may not be able to sell the shares at or above the price at which they purchase them. The market price of our common stock may fluctuate significantly in response to numerous factors, including without limitation:

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
We have significant exposure to revenues, expenses and certain asset and liability balances denominated in currencies other than the U.S. Dollar. Changes in the exchange rates of major foreign currencies, particularly the Euro, Japanese Yen, British Pound, and Australian Dollar, relative to the U.S. Dollar, can significantly affect revenues and our operating results. Our revenues and operating results are adversely affected when the U.S. Dollar strengthens relative to other currencies and are positively affected when the U.S. Dollar weakens. Although we engage in foreign currency hedging activity, we may be unable to hedge all of our foreign currency risk, which could have a negative impact on our results of operations. For fiscal 2016, 2015 and 2014, our combined revenue from our Europe ("EMEA") and Asia Pacific and Japan ("APJ") regions was $237.4 million, $197.5 million and $252.4 million, respectively. As of June 24, 2016 and June 26, 2015, the balance in our foreign currency cash accounts was $49.9 million and $31.5 million, respectively. An increase in the value of the U.S. Dollar relative to foreign currencies could make our products more expensive and, thus, not competitively priced in foreign markets. On the other hand, a decrease in the value of the U.S. Dollar relative to foreign currencies could increase our operating costs in foreign locations. In the future, a larger portion of our international revenue may be denominated in foreign currencies, which will subject us to additional risks associated with fluctuations in those foreign currencies. In addition, we may be unable to successfully hedge against any such fluctuations.
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
In addition, there may be future volatility in the British pound, other foreign currencies and global equities market associated with the recent referendum vote of the United Kingdom to exit the European Union, or what is also known as Brexit. Given the uncertainty surrounding future economic growth prospects for the United Kingdom and Europe more broadly, the Euro and the British pound has weakened resulting in exchange rate fluctuations for these currencies. Although we typically hedge these currencies as described above, significant fluctuations may negatively impact our balance sheet and statement of operations.
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
In order to secure components for the provision of products or services, at times we may enter into non-cancelable commitments with vendors. In addition, we may purchase components strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future components. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components. Further, we compete in an industry that is characterized by rapid technological advances in hardware with frequent introduction of new products. With new product introductions, we face risks in predicting customer demand for the new products as well as the transition from existing products.  If we do not make an effective transition from existing products to future products, we could have an oversupply of components. For example, DRAM can represent a significant portion of our cost of revenue, and both the price and availability of various kinds of DRAM are subject to substantial volatility in the spot market. Additionally, if any of our suppliers of CPUs, such as Intel, or GPUs, such as NVIDIA were to increase the costs to us for components we use, we would either pass these price increases on to our customers, which could cause us to lose business from these customers, or we would need to absorb these price increases, which would cause our margins to decrease, either of which could adversely affect our business and financial results.
In addition to the component parts, we currently integrate application-specific integrated circuits ("ASICs") in many of our products. The development of an ASIC is costly and may take up to many months to develop. These costs typically are expensed as incurred as research and development costs and will cause volatility in our operating results and may cause them to fluctuate significantly.
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
Portions of our IT infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with systems integration and implementation of new transaction processing applications, including manufacturing and sales systems. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive to remediate. Such disruptions could adversely impact our ability to fulfill orders and negatively impact our business or interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected us in the past, and in the future could adversely affect our financial results, public disclosures and reputation.
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

•
potential negative impact on our earnings per share/negative impact on our earnings resulting from the application of Accounting Standards Codification ("ASC") 805, Business Combinations, which became applicable to us in January 2009.

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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our properties consist of leased and owned facilities used for manufacturing, warehouse, sales and marketing, research and development, services and support and administrative purposes worldwide. As of June 24, 2016, we owned and leased approximately 560,000 square feet of space in our domestic and international locations. We owned approximately 48% of this space and leased the remaining approximately 52%.
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
From time to time, we may be involved in the future in litigation or other legal proceedings relating to claims arising out of our day-to-day operations or otherwise, including securities and stockholder matters. Litigation is inherently uncertain, and we could experience unfavorable judgments or rulings or choose to settle outstanding litigation. Should we experience an unfavorable judgment or ruling or make a settlement payment, there exists the possibility of a material adverse impact on our financial condition, results of operations, cash flows or on our business for the period in which the judgment, ruling of payment occurs and/or future periods.
Litigation Related to Our Proposed Acquisition by HPE
Subsequent to the Company's fiscal year end, on August 29, 2016,  a stockholder class action complaint was filed in Santa Clara Superior Court on behalf of a putative class of SGI stockholders and naming as defendants SGI’s Board of Directors, SGI, HPE, and Acquisition Sub: Kierkla v. SGI, as the result of the Company's signing a definitive agreement to be acquired by Hewlett Packard Enterprise Company ("HPE").  Also, see note 27 "Subsequent Events". The complaint generally alleges that, in connection with the proposed acquisition of SGI by HPE, the individual director defendants breached their fiduciary duties to SGI’s stockholders by, among other things, purportedly failing to take steps to maximize the value of SGI to SGI’s stockholders and agreeing to allegedly preclusive deal protection devices in the Merger Agreement. The complaints further allege that HPE, Acquisition Sub, and/or SGI aided and abetted the individual defendants in the alleged breaches of their fiduciary duties. The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, in the event that the proposed transaction is consummated, an order rescinding it and setting it aside or awarding rescissory damages, an order directing defendants to account to the class for damages allegedly sustained, and attorneys’ fees and costs.  The Company intends to take all necessary steps to vigorously defend itself and any directors and/or officers named in the lawsuit as defendants.  SGI has not booked an accrual relating to any of these matters at this time, as amounts are not probable or estimable.

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

Fiscal Year Ending June 24, 2016	High	Low
Fourth Quarter	$7.29	$4.48
Third Quarter	7.61	4.72
Second Quarter	6.59	3.93
First Quarter	6.47	4.08

Fiscal Year Ending June 26, 2015	High	Low
Fourth Quarter	$9.71	$6.42
Third Quarter	11.76	8.66
Second Quarter	11.31	8.00
First Quarter	10.15	8.72
Holders
As of August 30, 2016, there were 36,518,406 shares of our common stock outstanding. As of August 30, 2016, we had eleven registered holders of record of our outstanding common stock. A substantially greater number of holders of our outstanding common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have never declared or paid any dividends on our capital stock and our Term Loan restricts our ability to declare or pay dividends. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. Also, the Term Loan agreement signed in January 2015 restricts the ability of the Company to pay dividends while borrowings under the agreement remain outstanding. See Note 16, Long-term Debt, for more information about the Term Loan agreement.
Recent Sale of Unregistered Securities
None

Issuer Purchases of Equity Securities
The Company's common stock may be repurchased in the open market or through negotiated transactions, including 10b5-1 trading plans that would enable the Company to repurchase its shares during periods outside of its normal trading windows. In January 2013, the Company's board of directors approved a plan for the Company to repurchase shares of its common stock with a market value of up to $15.0 million. In November 2013, the Company announced an increase in the authorized repurchase amount to $30.0 million and in November 2014, the Company announced that it had extended its repurchase program through December 31, 2015. This purchase program expired as of December 31, 2015. The Company was not obligated to acquire any particular amount of stock, and the program could have been suspended or terminated at any time at the Company's discretion. There were no shares repurchased during fiscal 2016. Since the inception of the repurchase plan in January 2013, the Company repurchased approximately 1,566,000 shares of its common stock for $18.0 million. These repurchases are reflected in our balance sheet as treasury stock and are available for future issuance.
See Note 16, Long-term debt, for more information about the Term Loan agreement.

Performance Graph (1)
The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on June 24, 2011 through market close on June 24, 2016, for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the RDG Technology Composite Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Silicon Graphics International Corp., the NASDAQ Composite Index
and the RDG Technology Composite Index

$250
$200
$150
$100
$50
$0
6/24/11
6/29/12
6/28/13
6/27/14
6/26/15
6/24/16
Silicon Graphics International Corp.
NASDAQ Composite
RDG Technology Composite

*$100 invested on 6/24/11 in stock or 6/30/11 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

	6/24/2011	6/29/2012	6/28/2013	6/27/2014	6/26/2015	6/24/2016
Silicon Graphics International Corp.	100.00	41.72	86.94	61.47	42.82	32.68
NASDAQ Composite	100.00	108.58	128.19	169.08	192.10	187.57
RDG Technology Composite	100.00	110.39	120.73	159.28	176.75	177.01

(1)
This graph and data are not “soliciting material,” are not deemed “filed” with the SEC and are not to be incorporated by reference in any filing of Silicon Graphics International Corp. under the 1933 Act or the 1934 Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Consolidated Financial Data
The following selected summary consolidated financial data should be read in conjunction with Part II, Item 8. “Financial Statements and Supplementary Data,” and with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014	June 28, 2013	June 29, 2012
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenue	$532,930	$521,259	$529,946	$767,227	$752,987
Gross profit (1)	144,545	134,638	138,407	189,052	193,817

Loss before income taxes (2)	(11,804)	(38,705)	(52,802)	(15,443)	(23,460)
Income tax (benefit) provision	(626)	440	12	(12,623)	1,001
Net loss	$(11,178)	$(39,145)	$(52,814)	$(2,820)	$(24,461)

Basic and dilutive net loss per share:	$(0.31)	$(1.13)	$(1.54)	$(0.09)	$(0.77)

Shares used in computing basic and diluted net loss per share:	35,745	34,559	34,260	32,909	31,653

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014	June 28, 2013	June 29, 2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$92,946	$67,191	$109,297	$175,181	$104,851
Working capital	$96,568	$100,783	$57,470	$130,866	$112,960
Total assets	$356,129	$387,584	$364,938	$407,853	$496,880
Total debt, net of unamortized debt issuance costs	$64,498	$68,677	$—	$—	$15,200
Total liabilities	$300,939	$334,206	$282,786	$277,599	$385,988
Total stockholders’ equity	$55,190	$53,378	$82,152	$130,254	$110,892

(1)	Gross profit includes the following items:

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014	June 28, 2013	June 29, 2012
	(in thousands)
Share-based compensation	$1,622	$1,962	$1,676	$1,598	$1,358
Impairment of investments and long-lived assets	$—	$955	$2,946	$—	$—

(2)	Loss before income taxes includes the following items:

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014	June 28, 2013	June 29, 2012
	(in thousands)
Share-based compensation	$12,037	$14,549	$11,979	$10,100	$10,061
Restructuring charges	—	116	1,251	9,048	2,469
Gain from sale of assets	(4,425)	—	—	—	—
Impairment of investments and long-lived assets	—	1,230	4,554	189	527
Total charges	$7,612	$15,895	$17,784	$19,337	$13,057

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
Our goal is to accelerate time to results in key High Performance Computing ("HPC") markets including federal government, defense and strategic systems, weather and climate, physical and life sciences, energy (including oil and gas), aerospace, automotive manufacturing, internet, financial services, education and research institutions, and media and entertainment. In the High Performance Data Analytics ("HPDA") market, SGI products allows enterprise customers to achieve greater insight and gain competitive advantage to run their business in real-time with SAP HANA and Oracle® Database In-Memory. These product options enables lines of business to access vital information with up-to-the-moment accuracy, get answers instantly, and operate in real time, at near limitless scale and mission-critical reliability. SGI helps make these SAP HANA and Oracle Database In-Memory insights possible.
We are focused on building upon the success in our existing high performance solution for compute business as well as increasing our service business with an emphasis on professional services. With our enhanced go-to-market capability, which includes large partners and resellers, we believe we will penetrate the higher margin in-memory market that will largely target commercial enterprise businesses. We have already begun to see positive traction in the market. In addition, we entered into a non-exclusive Outsourced Manufacturing Agreement with Hewlett Packard Enterprise Company ("HPE") effective as of February 4, 2016, pursuant to which HPE will incorporate our UV technology into a new 8-socket system manufactured by HPE. Our SGI UV 300H for SAP HANA is designed to streamline database management for single large node environments, which require extremely high capacity and scale to meet the needs of in-memory databases. Our management continues to focus on opportunities to enhance operational efficiency to reduce costs that will enable profitability while maintaining appropriate levels of investment as well as cash generation. We believe that this strategic plan will help create a strong foundation for our long-term business results.
Basis of Presentation
Included in this report are our consolidated balance sheets as of June 24, 2016 and June 26, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the fiscal years ended June 24, 2016 ("fiscal 2016"), June 26, 2015 ("fiscal 2015") and June 27, 2014 ("fiscal 2014").
The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Fiscal years 2016, 2015 and 2014 were all comprised of 52 weeks. Fiscal year 2017 will be comprised of 53 weeks and will end on June 30, 2017.

Significant events
Our financial results during fiscal 2016, 2015 and 2014 were affected by certain significant events that should be considered in comparing the periods presented.
Definitive Agreement to be acquired by Hewlett Packard Enterprise Company
On August 11, 2016, we announced that we signed a definitive agreement to be acquired by HPE for $7.75 per share in cash, a transaction valued at approximately $275 million, net of cash and debt. HPE and SGI believe that by combining complementary product portfolios and go-to-market approaches they will be able to strengthen the leading position and financial performance of the combined business. The transaction is expected to close in the second or third quarter of the Company's fiscal year 2017 (November 1, 2016 - January 31, 2017), subject to regulatory and stockholders approvals and other customary closing conditions.
Divestiture of MineSet, Inc.
On February 5, 2016, the "Closing Date," we consummated a stock purchase agreement to sell 100% of the issued and outstanding shares of MineSet, Inc. ("MineSet"), a wholly-owned subsidiary, to ESI Group for approximately $4.7 million in cash.  In connection with this transaction, we transferred all assets and liabilities related to the MineSet business to ESI Group as of the closing date. The Company recognized a gain of $4.4 million for the sale of this asset, net of all related costs.
Term Loan
On January 27, 2015, we entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and origination costs of approximately $3.8 million, which was used to pay off the prior credit facility and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. As of June 24, 2016, we had $57.2 million, net of unamortized debt issuance costs of $2.2 million, outstanding principal balance owed on the Term Loan. Approximately $56.7 million, net of unamortized issuance costs of $1.2 million, was recorded as long-term debt and approximately $0.5 million, net of unamortized issuance costs of $1.1 million, was recorded as short-term debt. We were in compliance with all covenants under the Term Loan as of June 24, 2016.
Japan Loans
During 2015, we entered into unsecured unguaranteed loans with various Japanese banks ("Japan Loans") amounting to 300 million yen or $2.5 million at TIBOR (Tokyo Interbank Offered Rate) plus 1.0% per annum. During fiscal 2016, we entered into two new loans at rates ranging from TIBOR plus 1.0% to 1.75% per annum, for an aggregate total of 250 million yen or approximately $2.1 million and repaid a total of 275 million yen amounting to approximately $2.4 million toward the loans. As of June 24, 2016, approximately $2.1 million and $0.5 million were classified as short-term debt and long-term debt, respectively.
During fiscal 2016, we also secured a four year Private Placement Bond from Mizuho Bank ("Japan Private Placement Bond") for 500 million yen or $4.4 million at 0.8% per annum, of which approximately $1.2 million and $3.5 million, net of unamortized debt issuance costs of $0.1 million, were classified as short-term debt and long-term debt, respectively, as of June 24, 2016.
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
As a result of a decision made to stop investment in certain next generation FileTek products, we determined that intangible assets related to the product development of these next generation products were impaired. We recorded an impairment charge of $2.9 million in the fourth quarter of fiscal 2014, which was recorded as cost of revenue. In the second quarter of fiscal 2015, we recorded an impairment charge of $1.1 million, impacting cost of revenue by $0.8 million and sales expense by $0.3 million. In addition, during the fourth quarter of fiscal 2015, we recorded a $0.1 million impairment charge impacting cost of revenue for other assets with an indefinite life as we no longer plan to utilize the asset for future product development.

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
As indicated above, as a result of a decision made in the fourth quarter of fiscal 2014 to stop further investment in development of the next generation FileTek products, we determined that the intangible assets related to the product development of the next generation products were impaired. As mentioned above, we recorded an impairment charge of $2.9 million in the fourth quarter of fiscal 2014, impacting cost of revenue. During the second quarter of fiscal 2015, we decided to cease selling and supporting the products acquired as part of the FileTek acquisition and determined that the remaining intangible assets related to this acquisition were impaired. We recorded an impairment charge of $1.1 million in the second quarter of fiscal 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million.
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
Results of Operations
Summarized below are the results of our operations for fiscal 2016, 2015 and 2014.
Financial Highlights
Comparison of Fiscal 2016 and Fiscal 2015

•
Our total revenue increased $11.7 million or 2.2% to $532.9 million in fiscal 2016 from $521.3 million in fiscal 2015. The increase of revenue in fiscal 2016 compared fiscal 2015, was due primarily to higher products revenue, particularly in our international operations, offset by a reduction in service revenue. The increase in product revenue is consistent with our strategic decision to focus our investments in strategic areas of High Performance Computing ("HPC") and High Performance Data Analytics ("HPDA"). We have seen good traction in our HPDA business and have been successful in winning large strategic projects in HPC. Although we experienced a significant increase in revenue from the U.S. government as a result of these large programs; we have seen a overall decline in revenue from our U.S. government contracts compared to the same period a year ago. The decrease in our service revenue was due to the lower volume of products sold over the last few years requiring service needs and the timing of professional services provided. In addition, we experienced a decline in our support revenue associated with initial product sales as our customers refresh their technology to newer generation products. The warranty period for our products is generally one to three years, as such the amount of support and maintenance revenue is expected to be lower given that products are still under warranty.

•
Our overall gross margin increased by 1.3 percentage points from 25.8% in fiscal 2015 to 27.1% in fiscal 2016. The favorable change in gross margin was primarily due to higher product margin resulting from a higher UV mix compared to last year, however, this was offset by a lower mix of service revenue. Our UV products and service typically generate a much higher margin than our other products. We also benefited from lower severance, impairment charges and share based compensation costs during fiscal 2016 compared to fiscal 2015.

•
Our research and development, sales and marketing and general and administrative expenses decreased $18.5 million or 11.0% from $168.6 million in fiscal 2015 to $150.1 million in fiscal 2016. We benefited from lower compensation and related expenses due to reductions in headcount, lower share-based compensation, severance and impairment charges along with lower spending due to tight expense controls. As indicated above, we took an impairment charge in the second quarter of 2015 related to an acquisition made in 2014.

•	We recognized a gain of $4.4 million from the sale of MineSet during the third quarter of fiscal 2016, as discussed above.

•
Total headcount as of June 24, 2016 was 1,091, which reflects a reduction of 19 employees from 1,110 as of June 26, 2015 due to our cost reduction and restructuring actions occurring over the last fiscal year.

•
During fiscal 2016, we incurred approximately $2.6 million of severance charges, primarily associated with planned cost reductions in Germany. During fiscal 2015, we incurred approximately $6.2 million of severance charges, primarily associated with planned cost reductions in the U.S.

•
Interest expense, net was approximately $7.9 million and $3.7 million for fiscal 2016 and fiscal 2015, respectively. As indicated above, on January 27, 2015, we entered into a credit agreement providing an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum.

•
Other expense, net was approximately $2.8 million and $0.9 million for fiscal 2016 and 2015, respectively. During fiscal 2016, we experienced an unfavorable foreign exchange impact related to balance sheet hedge contracts as a result of the Japanese yen strengthening against the U.S. dollar.

•
We recognized a net loss for fiscal 2016 of $11.2 million compared to a net loss of $39.1 million in fiscal 2015. The $28.0 million decrease in net loss for fiscal 2016 compared to the last fiscal year was primarily driven by higher revenue and lower operating expenses as well as the $4.4 million gain for the sale of the MineSet assets. This was offset by higher interest expense due to the Term Loan obtained in January 2015 and unfavorable foreign exchange impact relating to balance sheet hedge contracts as a result of the Japanese yen strengthening against the U.S. dollar.

•	We have continued to streamline our operations and size the business for profitability while continuing to invest in our more differentiated growth initiatives.
Comparison of Fiscal 2015 and Fiscal 2014

•
Our total revenue decreased $8.7 million or 1.6% to $521.3 million in fiscal 2015 from $529.9 million in fiscal 2014. The decrease was due primarily to lower sales for our legacy cloud products as well as lower service revenue. The decrease in legacy cloud products is consistent with our strategic decision to withdraw from low margin commodity service infrastructure and to focus our investments in strategic areas of HPC, HPDA and services. The decrease in our service revenue is due to the lower volume of products sold over the last few years requiring service needs, the timing of professional services provided. In addition, we experienced a decline in our support revenue associated with initial product sales as our customers refresh their technology to newer generation products. The warranty period for our products is generally one to three years, as such the amount of support and maintenance revenue is expected to be lower given that products are still under warranty. This decrease was partially offset by higher U.S. government and system integrators sales compared to the low levels that we experienced after the government shutdown in the fall of 2013. Since the beginning of fiscal 2015, we experienced an overall upward trend in revenue generated from the U.S. government and system integrators.

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

•
On September 30, 2013 we acquired certain assets of FileTek for approximately $9.2 million in cash, expanding the Company's storage solutions by enabling customers to manage data assets efficiently and lower the cost and administration of high-volume storage. Under the terms of the agreement, we acquired FileTek's StorHouse® and Trusted Edge® software, worldwide customers, engineering team and services and support resources. As described above, during fiscal 2015, we made a decision to discontinue selling and supporting these products and determined that the remaining intangible assets related to this acquisition were impaired. We recorded an impairment charge of $1.1 million during 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million.

•
Total headcount as of June 26, 2015 was 1,110, which reflects a reduction of 56 employees from 1,166 as of June 27, 2014 due to our cost reduction and restructuring actions occurring over the last fiscal year.

•
During fiscal 2015, we incurred approximately $6.2 million of severance charges, primarily associated with planned cost reductions in Germany. During fiscal 2014, we incurred approximately $11.1 million of severance charges, primarily associated with planned cost reductions in the U.S.

•
We incurred restructuring expense of $0.1 million for fiscal 2015, as compared to $1.3 million for fiscal 2014 related to the fiscal 2012 restructuring action primarily focused on cost reductions in Europe.

•	We recognized approximately $1.7 million in other income associated with the sale of an investment in fiscal 2014.

•
We recognized a net loss for fiscal 2015 of $39.1 million compared to a net loss of $52.8 million in fiscal 2014. The $13.7 million decrease in net loss for fiscal 2015 compared to last fiscal year was primarily driven by reductions in operating expenses associated with the lower headcount as part of our cost reduction programs, as well as lower severance, excess and obsolete charges, impairment charges and contract manufacturing transition expenses. This was partially offset by higher interest expense primarily due to the Term Loan, as well as a reduction in other income of $1.7 million associated with the sale of an investment that occurred during fiscal 2014 discussed above.

Net Revenue

	Fiscal Year Ended			2016 over 2015		2015 over 2014
	June 24, 2016	June 26, 2015	June 27, 2014	Change		Change
				$	%	$	%

Net revenue from products:	$394,844	$376,294	$374,565	$18,550	4.9%	$1,729	0.5%
As a percent of total net revenue	74.1%	72.2%	70.7%		1.9 ppts		1.5 ppts
Net revenue from services:	138,086	144,965	155,381	(6,879)	(4.7)%	(10,416)	(6.7)%
As a percent of total net revenue	25.9%	27.8%	29.3%		(1.9) ppts		(1.5) ppts
Total net revenue	$532,930	$521,259	$529,946	$11,671	2.2%	$(8,687)	(1.6)%
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
The following table presents revenue by geographic region for fiscal 2016, 2015 and 2014 (in thousands except percentages):

	Fiscal Year Ended			2016 over 2015		2015 over 2014
	June 24, 2016	June 26, 2015	June 27, 2014	Change		Change
				$	%	$	%
Americas	$295,518	$323,785	$277,536	$(28,267)	(8.7)%	$46,249	16.7%
As a percent of total net revenue	55.4%	62.1%	52.4%		(6.7) ppts		9.7 ppts
EMEA	107,439	73,311	116,071	$34,128	46.6%	(42,760)	(36.8)%
As a percent of total net revenue	20.2%	14.1%	21.9%		6.1 ppts		(7.8) ppts
APJ	129,973	124,163	136,339	$5,810	4.7%	(12,176)	(8.9)%
As a percent of total net revenue	24.4%	23.8%	25.7%		0.6 ppts		(1.9) ppts
Total revenue	$532,930	$521,259	$529,946	$11,671	2.2%	$(8,687)	(1.6)%
The Americas geographic region includes both North and South America. The Europe geographic region ("EMEA") includes European countries. The Asia-Pacific geographic region ("APJ") includes Australia, Japan and all other Asian countries.
Revenue generated in the Americas represented 55.4% of total revenue during fiscal 2016, or a decrease of 6.7 percentage points, from 62.1% during fiscal 2015. The decrease in revenue was primarily driven by a reduction in U.S. government contracts compared to the comparable fiscal 2015. However, starting the second half of fiscal 2016, we have been seeing a significant increase in revenue from our commercial and international customers with an increasing number of large programs, particularly in EMEA and Japan, reflecting our efforts to win large strategic projects.
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
Our revenue mix by geography illustrates that we continue to have strong international presence representing 46.7%, 40.3% and 52.3%, of our total revenue during fiscal 2016, 2015 and 2014, respectively. For both fiscal 2016 and fiscal 2014 various agencies of the United States government, excluding system integrators (collectively "U.S. government"), contributed more than 10% of total revenue. For fiscal 2015, the U.S. government and one U.S. government system integrators contributed more than 10% of total revenue.
Cost of revenue and gross profit
Cost of revenue and gross profit for fiscal 2016, 2015 and 2014 were as follows (in thousands except percentages):

	Fiscal Year Ended			2016 over 2015		2015 over 2014
	June 24, 2016	June 26, 2015	June 27, 2014	Change		Change
				$	%	$	%
Total cost of revenue	$388,385	$386,621	$391,539	$1,764	0.5%	$(4,918)	(1.3)%

Total gross profit	$144,545	$134,638	$138,407	$9,907	7.4%	$(3,769)	(2.7)%

Total gross margin	27.1%	25.8%	26.1%		1.3 ppts		(0.3) ppts

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
Overall gross profit increased by $9.9 million to $144.5 million in fiscal 2016 from $134.6 million in fiscal 2015 due to an increase in revenue primarily related to our HPDA business and our large strategic program wins. We also benefited from lower severance, share-based compensation and impairment charges. As indicated above, we took an impairment charge of $1.1 million, during fiscal 2015, related to an acquisition made in 2014, of which $0.8 million impacted cost of revenue. This was partially offset by lower revenue from our services business. In addition, we were negatively impacted as a result of one large program where we recognized revenue at a much lower margin than our typical run rate business. Our overall gross margin increased to 27.1% in fiscal 2016 from 25.8% in fiscal 2015. The increase in gross margins in fiscal 2016 compared to fiscal 2015 was primarily driven by a favorable mix of UV, which typically generates higher margins, partially offset by a lower mix of service revenue.
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
Operating expenses
Operating expenses for fiscal 2016, 2015 and 2014 were as follows:

	Fiscal Year Ended			2016 over 2015		2015 over 2014
	June 24, 2016	June 26, 2015	June 27, 2014	Change		Change
				$	%	$	%
	(in thousands, except percentages)
Research and development	$50,697	$53,206	$63,526	$(2,509)	(4.7)%	$(10,320)	(16.2)%
Sales and marketing	51,525	61,544	72,681	(10,019)	(16.3)%	(11,137)	(15.3)%
General and administrative	47,860	53,861	55,796	(6,001)	(11.1)%	(1,935)	(3.5)%
Gain on sale of assets	(4,425)	—	—	(4,425)	NM	—	NM
Restructuring	—	116	1,251	(116)	(100.0)%	(1,135)	(90.7)%
Total operating expense	$145,657	$168,727	$193,254	$(23,070)	(13.7)%	$(24,527)	(12.7)%
NM - Not meaningful
Research and development. Research and development expense consists primarily of personnel and related costs, contractor fees, new component testing and evaluation, test equipment, new product design and testing, other product development activities, share-based compensation, facilities and information technology costs. During fiscal 2016, 2015 and 2014, we received $1.1 million, $0.2 million and $1.0 million, respectively, in third-party funding which offset a portion of our research and development expenses.

Research and development expense decreased $2.5 million or 4.7% to $50.7 million in fiscal 2016 from $53.2 million in fiscal 2015. We incurred lower third party costs of $1.2 million, received higher research and development fundings of $0.9 million, incurred lower severance costs of $0.8 million as well as reduced facility and share-based compensation charges. This was partially offset by an increase in equipment and material as well as an increase in compensation and related costs incurred to support new product introductions and development activities.
Research and development expense decreased $10.3 million or 16.2% to $53.2 million in fiscal 2015 from $63.5 million in fiscal 2014. We experienced lower compensation and related expenses of $6.7 million as a result of reduction in headcount, lower facilities and depreciation costs as well as lower severance costs of $3.2 million in fiscal 2015 compared fiscal 2014. This was partially offset by an increase in equipment, material and third party costs of $1.9 million incurred to support new product introductions and development activities.
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
Sales and marketing expense decreased $10.0 million or 16.3% to $51.5 million in fiscal 2016 from $61.5 million in fiscal 2015. This decrease was primarily due to a decrease in our compensation and related expenses of $2.8 million as a result of decreased headcount, as well as lower commission expense reflecting a change in the sales commission targets compared to last year. We also benefited from lower severance expenses of $1.4 million, lower share-based compensation of $0.5 million, as well as lower amortization and impairment of intangibles compared to fiscal 2015. As previously indicated, as a result of a decision made to discontinue selling and supporting certain storage products, we recorded an impairment charge impacting sales expense by $0.3 million in fiscal 2015.
Sales and marketing expense decreased $11.1 million or 15.3% to $61.5 million in fiscal 2015 from $72.7 million in fiscal 2014. This decrease was primarily due to a decrease in our compensation and related expenses of $7.0 million as a result of decreased headcount, as well as lower commission expense reflecting a change in the sales commission targets compared to the previous year. We also benefited from lower spending for travel and conferences and lower amortization of intangibles as assets become fully amortized. This was only slightly offset by an increase in severance expense related to our cost reduction program primarily impacting Germany. In addition, during fiscal 2015, as a result of a decision made to discontinue selling and supporting certain storage products, we recorded an impairment charge impacting sales expense by $0.3 million.
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
General and administrative expense decreased $6.0 million or 11.1% to $47.9 million in fiscal 2016 from $53.9 million in fiscal 2015. This decrease was primarily due a decrease in third party expenses of $2.6 million, a decrease in facility costs of $2.2 million as a result of tight spending and facility closures compared to the same period a year ago, lower compensation and related expenses of $2.3 million as a result of decreased headcount as well as decrease in share-based compensation. This decrease was slightly offset by higher severance and bad debt expense.
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
Gain from sale of assets. On February 5, 2016, the "Closing Date," we consummated a stock purchase agreement to sell 100% of the issued and outstanding shares of MineSet, a wholly-owned subsidiary, to ESI Group for approximately $4.7 million in cash,.  The Company recognized a gain of $4.4 million for the sale of this asset, net of all related costs.

Restructuring. Total restructuring expense related to our fiscal 2012 restructuring actions was approximately $0.1 million and $1.3 million for fiscal 2015 and 2014, respectively. There was no restructuring expense recorded during fiscal 2016. This restructuring action was complete as of December 26, 2014 and we incurred approximately $12.6 million of cumulative expense related to our fiscal 2012 restructuring action.
Total other income (expense), net
Total other income (expense), net for fiscal 2016, 2015 and 2014 was as follows:

	Fiscal Year Ended			2016 over 2015		2015 over 2014
	June 24, 2016	June 26, 2015	June 27, 2014	Change		Change
				$	%	$	%
	(in thousands, except percentages)
Interest expense, net	$(7,932)	$(3,744)	$(117)	$(4,188)	(111.9)%	$(3,627)	(3,100.0)%
Other income (expense), net	(2,760)	(872)	2,162	(1,888)	(216.5)%	(3,034)	(140.3)%
Total other income (expense), net	$(10,692)	$(4,616)	$2,045	$(6,076)	(131.6)%	$(6,661)	(325.7)%
Interest expense, net. Interest expense, net primarily consists of interest expense relating to our Term Loan as well as interest earned on our interest-bearing investment accounts. During the fiscal 2016, we recorded $8.0 million of interest expense primarily related to our Term Loan which we entered into in January 2015.
Other income (expense), net. Other income (expense), net consists primarily of foreign exchange losses as a result of the strengthening of the U.S. Dollar against the Euro, British Pound, Czech Koruna, Japanese Yen, and Canadian dollar against the U.S. Dollar as well as gains or losses associated with other non-operating business activities. We have a hedging strategy that is intended to mitigate the effect of exchange rate fluctuations on certain foreign currency balance sheet accounts and cash flows. During fiscal 2014, we recorded $1.7 million of other income associated with a sale of an investment.
Income tax provision (benefit)
Income tax provision for fiscal 2016, 2015 and 2014 was as follows:

	Fiscal Year Ended			2016 over 2015		2015 over 2014
	June 24, 2016	June 26, 2015	June 27, 2014	Change		Change
				$	%	$	%
(in thousands, except percentages)
Income tax (benefit) provision	$(626)	$440	$12	$(1,066)	(242.3)%	$428	3,566.7%

We recorded a tax benefit of $0.6 million for fiscal 2016. Our tax benefit for fiscal 2016 includes current tax expense and net deferred tax benefit primarily related to our foreign operations, current tax expense attributable to U.S. state income taxes, deferred tax expense related to amortization of acquired intangibles, and tax benefit for unrecognized tax benefits and related interest due to settlements and expiration of statutes of limitation. The effective tax rate differed from the combined U.S. federal and state statutory income tax rates for fiscal 2016 primarily due to unbenefited losses related to our U.S. valuation allowance and the foreign rate differential. We early adopted ASU 2015-17 effective June 24, 2016 on a prospective basis. Adoption of this ASU resulted in an immaterial reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of June 24, 2016. No prior periods were retrospectively adjusted.
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

We recorded an immaterial amount of tax expense of for fiscal 2014. Our tax expense for fiscal 2014 includes current and deferred tax benefit primarily related to our foreign operations, current tax expense attributable to U.S. state income taxes, and tax expense for unrecognized tax benefits and related interest. We believe that it is more likely than not that a portion of the deferred tax assets of our foreign subsidiaries will not be realized. As such, we recorded deferred tax benefit related to the release of valuation allowance for certain of our foreign subsidiaries. The effective tax rate differed from the combined U.S. federal and state statutory income tax rates for fiscal 2014 primarily due to current and deferred tax expense incurred by our foreign subsidiaries, a refund of foreign taxes paid, change in valuation allowance and a tax expense associated with unrecognized tax benefits and related interest.
As of June 24, 2016, we recorded a valuation allowance against the majority of our net deferred tax assets. Based on all available positive and negative evidence, on a jurisdictional basis, including our historical operating results, and the uncertainty of predicting our future income, the valuation allowance reduces the majority of our deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily consisting of net operating loss carryovers, tax credit carryovers, accrued expenses, and other temporary differences. We continue to evaluate the future realization of our deferred tax assets. If our assessment of deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income tax expense during the period in which management makes the determination.
Segment Operating Performance
The Company manages its business primarily as three operating segments, HPC, HPDA and Service. The Company has aggregated the HPC and HPDA operating segments into one reportable Product segment as the HPDA operating segment has not met the quantitative threshold to be reported as a separate reportable segment. As such, the Company reports two reportable segments, Product and Service. The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Operating Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the Company's availability of separate financial information.
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
In fiscal 2014, the Company previously managed its business primarily as three separate business units: Compute, Storage, and Service. In fiscal 2015, the Company combined the Compute and Storage business units into a single Product business unit. All periods presented conform to the current reportable segment structure.

Product:
Our Product reportable segment is comprised of our compute and storage solutions, which include products from both our HPC and HPDA operating segments. Our product segment includes our scale-out computing, scale-up computing, software and cloud/web solutions. Compute solutions include integrated third-party hardware and software products that we sell to provide a single source solution for our customers. Our compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability. Our storage solutions include both hardware and software offerings to address virtually every type of data storage and management requirement. Our storage solutions are designed to provide extreme scale, broad flexibility, and to minimize the cost to store data.

Operating results for our product reportable segment for fiscal 2016, 2015 and 2014 were as follow (in thousands except percentage):

	Fiscal Year Ended			2016 over 2015		2015 over 2014
	June 24, 2016	June 26, 2015	June 27, 2014	Change		Change
				$	%	$	%
Net revenue	$394,844	$376,294	$374,565	$18,550	4.9%	$1,729	0.5%

Operating profit (loss)	29,885	10,578	(146)	19,307	182.5%	10,724	(7,345.2)%

Operating margin	7.6%	2.8%	—%		4.8 ppts		2.8 ppts
Revenue for our product segment increased $18.6 million or 4.9% to $394.8 million in fiscal 2016 from $376.3 million during fiscal 2015. The increase in revenue in fiscal 2016 compared to fiscal 2015 was due primarily to an increase in the number of large programs, particularly in Japan and EMEA, as a result of our focus to win more strategic large projects. We also experienced an increase in revenue for our HPDA solutions with our new UV products, as discussed above.
Revenue for our product segment increased $1.7 million or 0.5% in fiscal 2015 compared to $374.6 million in fiscal 2014. The slight increase in revenue in fiscal 2015 compared to fiscal 2014 was due primarily to an increase in revenue generated from the U.S. government and system integrators compared to the low levels that we experienced after the government shutdown in the fall of 2013. We have experienced an upward trend in revenue generated from the U.S. government and system integrators compared to the low levels that we experienced after the government shutdown. This increase was offset by the lower volume of our legacy cloud products and is consistent with our strategic decision to withdraw from low margin commodity service infrastructure and to focus our investments in strategic areas of HPC, High Performance Data Analytics and services.
Overall operating profit for our product segment increased by $19.3 million to an operating profit of $29.9 million in fiscal 2016 from $10.6 million operating profit in fiscal 2015. The increase in operating profit in fiscal 2016 compared to the last fiscal year was mainly driven by higher revenue along with a more favorable mix of higher margin product sales. We also benefited from lower operating expenses due to reductions in headcount resulting in lower compensation and related expenses, lower commissions and bonuses, as well as tight spending controls. However, this was partially offset by the impact of one large deal that occurred during fiscal 2016 where we recognized revenue at a much lower margin than our typical run rate business.
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
Operating results for our Service segment for fiscal 2016, 2015 and 2014 were as follows (in thousands except percentage):

	Fiscal Year Ended			2016 over 2015		2015 over 2014
	June 24, 2016	June 26, 2015	June 27, 2014	Change		Change
				$	%	$	%
Net revenue	$138,086	$144,965	$155,381	$(6,879)	(4.7)%	$(10,416)	(6.7)%

Operating profit	53,585	57,513	60,412	(3,928)	(6.8)%	(2,899)	(4.8)%

Operating margin	38.8%	39.7%	38.9%		(0.9) ppts		0.8 ppts
Our service revenue will typically fluctuate due to timing of when services were performed on consulting and product integration services. Our service revenue is typically recognized ratably over the respective service periods. Revenue for our Service segment decreased $6.9 million or 4.7% to $138.1 million in fiscal 2016 from $145.0 million in fiscal 2015. The decrease compared to a year ago was primarily due to the lower volume of products sold requiring service needs and the timing of professional services provided. In addition, we experienced a decline in our support revenue associated with initial product sales as our customers refresh their technology to newer generation products. The warranty period for our products is generally one to three years, as such the amount of support and maintenance revenue is expected to be lower given that products are still under warranty.
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
Overall operating profit for our Service segment decreased by $3.9 million to $53.6 million operating income in fiscal 2016 from $57.5 million operating income in fiscal 2015. The decreases in operating profit in fiscal 2016 compared to last fiscal year primarily driven by the lower revenue volumes, however this was partially offset by lower expenses driven by reductions in headcount.
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

Liquidity and Capital Resources
We had $92.9 million of cash and cash equivalents at June 24, 2016 compared with $67.2 million of cash and cash equivalents at June 26, 2015. As of June 24, 2016, we had $46.7 million of cash and cash equivalents that are held outside the United States. Historically, we have required capital principally to fund our working capital needs. If we invest any of our cash outside of non-interest-bearing operating accounts, it is our investment policy to invest in a manner that preserves capital, provides liquidity, maintains appropriate diversification and optimizes after-tax yield and return within our policy's framework and stipulated benchmarks. Adherence to our policy requires the assets to be liquid on and before their maturity dates. This liquidity requirement means that the holder of the assets must be able to pay us, upon our demand, the cash value of the assets invested.
At June 24, 2016, we had short-term and long-term restricted cash and cash equivalents of $3.5 million that are pledged as collateral for various guarantees issued to cover rent on leased facilities and equipment, to government authorities for value-added tax (“VAT”) and other taxes and certain vendors to support payments in advance of delivery of goods and services.
On January 27, 2015, the Company entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million for a term of three and a half years bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and debt issuance costs of approximately $3.8 million, which was used to pay off the prior credit facility, as mentioned above, and provide cash and cash equivalents sufficient to fund working capital requirements, capital expenditures and operations. All commitments under the December 2011 credit facility were terminated. We may not prepay the loan during the first year and may only prepay the loan during the second year at a premium. After the second year, we may prepay the loan without penalty. We have been assessing various financing alternatives including a prepayment of all or portion the Term Loan. During fiscal 2016, we made $10.1 million of principal payments to Morgan Stanley Senior funding, Inc. and Tennenbaum Capital Partners, LLC, of which $8.4 million represented prepayments. As of June 24, 2016, we had an outstanding principal balance of $59.4 million on the Term Loan of which approximately $1.5 million and $57.9 million were recorded as short-term debt and long-term debt, respectively. We were in compliance with all covenants under the Term Loan, as of June 24, 2016 and expects to be in compliance for the next 12 months.
During fiscal 2015, we entered into unsecured unguaranteed loans with various Japanese banks amounting to 300 million yen or $2.5 million at TIBOR plus 1.0% per annum. During fiscal 2016, we entered into two new loans at rates ranging from TIBOR plus 1.0% to 1.75% per annum, for an aggregate total of 250 million yen or approximately $2.1 million and repaid a total of 275 million yen amounting to approximately $2.4 million toward the loans during fiscal 2016. As of June 24, 2016, we had an outstanding principal balance of $2.6 million on the Japanese loans of which approximately $2.1 million and $0.5 million were classified as short-term debt and long-term debt, respectively.
The Company also entered into a four year Private Placement Bond from Mizuho Bank ("Japan Private Placement Bond") for 500 million yen or $4.4 million at 0.8% per annum. As of June 24, 2016, we had an outstanding principal balance of $4.7 million of which approximately $1.2 million and $3.5 million were recored as short-term debt and long-term debt, respectively.
We have intensified our cash management processes related to monitoring, projecting and controlling procedures to operate our business and are more broadly requiring advance and milestone payments for certain large projects that would otherwise involve a significant lag between our payments to vendors for equipment and materials and the installation, acceptance, billing and collection from the customer. We believe our current cash and cash equivalents will be sufficient to fund working capital requirements, anticipated capital expenditures and other operations for the next twelve months. We do not anticipate paying dividends or repurchasing stock while the Term Loan is outstanding. See Note 15 and 16, Short-term Debt and Long-term Debt, for more information on the Term Loan agreement.
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
As indicated above, we have been assessing various financing alternatives and may prepay all or a portion of the Term Loan. On January 27, 2016, we filed with the SEC a universal shelf Registration Statement on Form S-3 to issue and sell on a current, delayed or continuous basis up to $75.0 million of Company securities in one or more offerings within or outside the United States, whether for cash or through the exchange of other forms of consideration (the “Shelf Registration Statement”). Upon being declared effective by the SEC and pursuant to the Shelf Registration Statement, the Company may issue an indeterminate number of shares of common stock, preferred stock, debt securities and/or warrants at various times and at indeterminate prices. The sale of any additional equity or debt securities could result in dilution to our stockholders.
The following is a summary of cash activity (in thousands):

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Consolidated statements of cash flows data:
Net cash provided by (used in) operating activities	$27,369	$(97,186)	$(33,080)
Net cash used in investing activities	(470)	(6,798)	(26,311)
Net cash (used in) provided by financing activities	(4,111)	65,512	(5,530)
Effect of exchange rate changes on cash and cash equivalents	2,967	(3,634)	(963)
Net increase (decrease) in cash and cash equivalents	$25,755	$(42,106)	$(65,884)
Operating Activities
Cash provided by operating activities was $27.4 million for fiscal 2016. Our net loss was $11.2 million for fiscal 2016. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $11.1 million, share-based compensation expense of $12.0 million, gain on sale of MineSet of $4.4 million, and changes in other items of $0.2 million. Net change in operating assets and liabilities was $20.0 million. The primary sources of cash in operating activities were decreases in accounts receivables, inventory, and prepaid expenses and other assets, as well as an increase in accounts payables. The decrease in inventory reflects the timing of shipments of large sales contracts. The primary uses of cash in operating activities were decreases in deferred revenue and other operating liabilities, as well as increases in deferred costs of revenue.
For fiscal 2016, accounts receivable decreased $35.3 million reflecting the timing of revenue recognition and collections of the trade receivables. In addition, inventory decreased $19.5 million reflecting the timing of customer shipments and acceptance of sales contracts. At June 24, 2016, there was $1.4 million of inventory at customer sites undergoing installation testing prior to customer acceptance, compared with $30.2 million at June 26, 2015. Prepaid expenses and other assets decreased by $5.8 million also contributing to the increase in cash from operating activities. Additionally, accounts payable increased by $6.6 million primarily due to the timing of payments to our suppliers.
For fiscal 2016, other liabilities and income taxes payable decreased $7.5 million. These decreases are primarily due to timing of purchases of inventory and payments to our suppliers and tax authorities. Accrued compensation decreased $2.2 million primarily due to lower bonuses and commissions and timing of payments. Deferred revenue decreased by $33.3 million, primarily due to the timing of revenue recognition on sales transactions that were required to be recognized in accordance with our revenue recognition policy. Additionally, other assets increased by $0.9 million also contributing to the decrease in cash from operating activities. We continue our efforts to more closely align payments with customer receipts and as part of the efforts to manage our working capital more closely.
Cash used in operating activities was $97.2 million for fiscal 2015. Our net loss was $39.1 million for fiscal 2015. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $11.2 million, share-based compensation expense of $14.5 million, impairment on acquired intangibles and long-lived assets of $1.2 million, and changes in deferred income taxes of $0.4 million. Net change in operating assets and liabilities was $85.4 million. The primary sources of cash in operating activity were driven by increases in deferred revenue and decreases in prepaid and other assets. The primary uses of cash in operating activities were increases in accounts receivables, inventory, and deferred costs of revenue, as well as decreases in accounts payables, accrued compensations, and other current and non-current liabilities for payments to our suppliers and vendors. The increase in inventory reflects the timing of purchases to meet demands of large sales contracts that have not yet shipped or have not been accepted by the customers.

For fiscal 2015, inventory increased $44.0 million reflecting timing of customer shipments and acceptance for a number of our large sales contracts for which we had built up inventory during fiscal 2015 in order to meet customer demand. At June 26, 2015, there was $30.2 million of inventory at customer sites undergoing installation testing prior to customers acceptance, compared with $7.9 million at June 27, 2014. Accounts receivables increased $50.9 million reflecting the timing of revenue recognition and timing of collection of the trade receivables. Deferred cost of revenues also increased by $3.6 million primarily due to the timing and recognition of revenue for these large deals. We continued to receive milestone payments from our customers, improving our cash position. Accounts payables decreased $3.5 million and other liabilities and income taxes payable decreased $7.7 million. These decreases are primarily due to timing of purchases of inventory and payments to our suppliers. Additionally, accrued compensation decreased $1.8 million primarily due to lower bonuses and commissions and timing of payments. This was partially offset by an increase in deferred revenue of $21.4 million, primarily due to the timing of revenue recognition on sales transactions that were required to be recognized in accordance with our revenue recognition policy and a decrease in prepaid and other assets of $4.7 million.
Cash used in operating activities was $33.1 million for fiscal 2014. Our net loss was $52.8 million for fiscal 2014. Non-cash items included in net loss consisted primarily of depreciation and amortization expense of $14.5 million, share-based compensation expense of $12.0 million, a gain on sale of an investment of $1.7 million, impairment on investments and long-lived assets of $4.6 million, changes in deferred income taxes of $0.2 million and changes in other non-cash items of $0.6 million. Net change in operating assets and liabilities was $10.1 million. The primary sources of cash in operating activity were driven by decreases in inventory, deferred cost of revenue, as well as an increase in accounts payable and other liabilities. The primary uses of cash in operating activities were decreases in deferred revenue, accrued compensation, and increase in accounts receivable as well as prepaid and other assets for payments to our suppliers and vendors.
For fiscal 2014, inventory decreased $10.1 million reflecting timing of customer shipments and acceptance for a number of our large sales contracts for which we had built up inventory in order to meet customer demand. Deferred cost of revenues also decreased by $8.4 million primarily due to the timing and recognition of revenue for these large deals. We continued to receive milestone payments from our customers, improving our cash position. Additionally, accounts payables increased $2.2 million and other liabilities increased $12.2 million. These increases are primarily due to timing of purchases of inventory and payments to our suppliers. This was partially offset by a decrease in deferred revenue of $14.6 million and an increase in accounts receivable of $13.0 million reflecting the timing of revenue recognition and timing of collection of the trade receivables. Additionally, accrued compensation decreased $8.4 million primarily due to lower bonuses and commissions and timing of payments.
Investing Activities and Acquisition
Cash used in investing activities was $0.5 million in fiscal 2016, primarily due to purchases of property and equipment of $5.8 million offset by the net proceed from the sale of MineSet of $4.5 million and a decrease in restricted cash and other investment activities of $0.9 million.
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
Financing Activities
Cash used in financing activities was $4.1 million in fiscal 2016, primarily due to the payments of loan principal of $10.1 million for our Term Loan, of which $8.4 million represented prepayments, payments of Japan loans of $2.4 million, and funding of restricted stock units withheld for taxes of $1.7 million. These were offset by the proceeds from the Japan loans of $6.5 million, issuance of stock under our employee stock purchase plan and stock option exercises of $3.6 million.
Cash provided by financing activities was $65.5 million in fiscal 2015, primarily due to the proceeds from our Term Loan of $70.0 million, proceeds from our line credit facility of $15.0 million, proceeds from the Japan line of credit of $2.5 million, issuance of stock under our employee stock purchase plan and stock option exercises of $3.9 million. This was offset by the repurchase of shares of our common stock of $4.2 million and the funding of restricted stock units withheld for taxes of $2.5 million. During fiscal 2015, we terminated and paid off the $15.0 million outstanding balance on our credit facility with the proceeds from our Term Loan and also paid debt issuance costs of $3.8 million and loan principal of $0.4 million.

Cash used in financing activities was $5.5 million in fiscal 2014, primarily due to the repurchase of our common stock of $11.0 million, the funding of restricted stock units withheld for taxes of $2.7 million, which was partially offset by the issuance of stock under our employee stock purchase plan and stock option exercises of $8.1 million.
The Company's common stock may be repurchased in the open market or through negotiated transactions, including 10b5-1 trading plans that would enable the Company to repurchase its shares during periods outside of its normal trading windows. In January 2013, the Company's board of directors approved a plan for the Company to repurchase shares of its common stock with a market value of up to $15.0 million. In November 2013, the Company announced an increase in the authorized repurchase amount to $30.0 million and in November 2014, the Company announced that it had extended its repurchase program through December 31, 2015. This purchase program expired as of December 31, 2015. The Company was not obligated to acquire any particular amount of stock, and the program could have been suspended or terminated at any time at the Company's discretion.
There were no shares repurchased during fiscal 2016. During fiscal 2015, we repurchased approximately 471,000 shares of outstanding common stock for a total of approximately $4.2 million. During fiscal 2014, we repurchased 897,400 shares of outstanding common stock for a total of approximately $11.0 million.
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
Contractual Obligations and Commitments
The following are contractual obligations and commitments at June 24, 2016, associated with lease obligations and contractual commitments (in thousands):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$28,638	$6,220	$9,539	$6,479	$6,400
Purchase obligations	17,818	12,547	5,271	—	—
Principal and interest on loans	80,625	12,787	66,634	1,204	—
Total	$127,081	$31,554	$81,444	$7,683	$6,400
Operating Leases—We lease certain real and personal property under non-cancelable operating leases. Certain leases require us to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses.
As of June 24, 2016, we had total outstanding commitments on non-cancelable operating leases of our real property of $28.1 million, of which $19.4 million related to our domestic leases. These domestic leases include our headquarters in Milpitas, California and our warehouse facility in Chippewa Falls, Wisconsin. A significant portion of our domestic leases will expire in fiscal 2024. The remainder of our domestic leases will expire in fiscal 2017 through 2024. The total outstanding commitment for non-cancelable international real property operating leases is $8.7 million. The total outstanding commitments included $4.5 million relating to our leased facility in Japan. Our major facility leases in our international locations are generally for terms of two to nine years, and generally do not provide renewal options, except for our leases in Japan, that generally provide for a two-year renewal option.
As of June 24, 2016, personal property under operating lease was comprised primarily of automobiles and office equipments. Total outstanding commitments under these leases were approximately $0.5 million at June 24, 2016.
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
In connection with supplier agreements, we agreed to purchase certain units of inventory and non-inventory through fiscal 2018. As of June 24, 2016, there was a remaining commitment of approximately $17.8 million, of which $12.5 million is expected to be paid in the next 12 months.
Other than the contractual obligations and commitments described above, we have no significant unconditional purchase obligations or similar instruments. We are not a guarantor of any other entities’ debt or other financial obligations.

Term Loan—On January 27, 2015, we entered into a new three and a half year credit agreement with an aggregate principal amount of $70.0 million. As of June 24, 2016, the Company had a $59.4 million outstanding principal balance owed on the Term Loan of which approximately $1.5 million and $57.9 million were recorded as short-term debt and long-term debt, respectively. See Note 15 and 16, Short-term Debt and Long-term Debt, for more information regarding the secured Term Loan.
Credit Facility—On December 5, 2011, the Company entered into a five-year senior secured credit facility in the aggregate principal amount of $25.0 million, as amended. The credit facility also included a $10.0 million letter of credit subfacility. See Note 17, Credit Facility, for more information about the credit facility.
During the second quarter of fiscal 2015, the Company drew down $15.0 million from the December 2011 credit facility bearing interest at 5.0% based on a base rate of 3.25% as of December 26, 2014 plus a margin of 1.75%. The Company paid off the $15.0 million outstanding balance on the December 2011 credit facility with the net proceeds received from the Term Loan and terminated the December 2011 agreement in January 2015. See Note 16, Long-term Debt, for more information about the Term Loan.
Japan Loans—During fiscal 2015, the Company entered into unsecured unguaranteed loans with various Japanese banks ("Japan Loans") amounting to 300 million yen or $2.5 million at TIBOR (Tokyo Interbank Offered Rate) plus 1.0% per annum. During fiscal 2016, the Company entered into two new loans at rates ranging from TIBOR plu 1.0% to 1.75% per annum, for an aggregate total of 250 million yen or approximately $2.1 million and repaid a total of 275 million yen amounting to approximately $2.4 million toward the loans. As of June 24, 2016, approximately $2.1 million and $0.5 million were classified as short-term debt and long term debt, respectively.
The Company also entered into a four year Private Placement Bond from Mizuho Bank (“Japan Private Placement Bond”) for 500 million yen or $4.4 million at 0.8% per annum. As of June 24, 2016, approximately $1.2 million and $3.5 million, net of unamortized debt issuance costs of $0.1 million, were recorded as short-term debt and long-term debt, respectively.
Uncertain Tax Positions—As of June 24, 2016, the liability for uncertain tax positions was $1.3 million. As of June 24, 2016, the Company has accrued $6.9 million of interest and penalty associated with its uncertain tax positions. The Company cannot conclude on the range of cash payments that will be made within the next twelve months associated with its uncertain tax positions.
Guarantees and Indemnifications—We have issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of our financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at June 24, 2016 was $3.6 million, for which we have $3.5 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash and cash equivalents in the consolidated balance sheets.
Additionally, we enter into standard indemnification agreements with our customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that our product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. We have not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 24, 2016. As a result, we believe the estimated fair value of these indemnification agreements, if any, to be immaterial and, accordingly, no liability has been recorded with respect to such indemnifications as of June 24, 2016.
Letter of Credit Arrangements— As of June 24, 2016 we have a $2.0 million outstanding letter of credit from Wells Fargo bank to back our obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. This outstanding letter of credit is secured by restricted cash that is reflected on our balance sheet.

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
Pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services and/or professional services, we allocate revenue to each element based on the selling price hierarchy. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE") and the best estimate of selling price ("BESP"). If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used. In multiple element arrangements where software is essential to the functionality of the products, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue.

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
Share-Based Compensation. We use the fair value method of accounting for share-based compensation arrangements, including grants of employee stock awards and purchases under an employee stock purchase plan. The fair values of our unvested stock awards are calculated based on the fair value of our common stock at the dates of grant, using the Black-Scholes option-pricing and Monte Carlo models, which requires the input of subjective assumptions. These assumptions include estimating the fair value of awards which include a targeted shareholder return performance metric, length of time employees will retain their vested stock awards before exercising them and the estimated volatility of our common stock over the expected term.
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
Goodwill Impairment. We review goodwill for impairment annually during the fourth quarter of our fiscal year and whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350 Intangibles-Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50%. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary and goodwill is considered to be unimpaired. However, if, based on the qualitative assessment, we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the two-step process.

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
As discussed above, we complete our annual assessment at the end of the first month of the fourth quarter. As part of our analysis, we reconcile the computed fair values of our reporting units to our overall market capitalization and we concluded that there was significant headroom between the computed fair value of each of our reporting units and our net book value, and accordingly no impairment existed as of June 24, 2016. To the extent that we conclude that there are any indicators of impairment prior to the date of our next annual goodwill impairment test, we will perform an impairment analysis and could record an impairment charge to write down goodwill in one or more of our reporting units to its fair value. If the results of that impairment testing confirm that a write down of goodwill is necessary, then we will record an associated charge. Any such charge could be significant and accordingly, would have a material impact on our financial position and results of operations, but would not be expected to have a material adverse effect on our financial covenants or cash flows from operations.
Retirement Benefit Obligations. Our defined benefit obligations and plan assets are dependent on various assumptions. Our major assumptions relate primarily to discount rates, rates of compensation growth and expected long-term rates of return on plan assets. Our discount rate assumption is based on current investment yields of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. The Company sponsors defined benefit plans in Germany and Japan, each plan has investments held by an insurance company. The expected long-term rate of return on assets is determined using the projected long-term rate of return estimated by the insurance company for its general fund for the defined benefit plan in Germany and based on historical portfolio results and target asset allocations, as well as the projected long-term rate of return based on the Japanese market for the defined benefit plan in Japan. The weighted-average rates used are set forth in Note 21 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. For fiscal 2016, the effect of rate changes in these assumptions does not result in a material change in the net periodic benefit cost.
Accounting for Income Taxes. The determination of our tax provision is subject to judgments and estimates. The carrying value of our net deferred tax assets, which is comprised primarily of future tax deductions, net operating loss carryovers and tax credit carryovers, is subject to significant judgment as to whether it is more likely than not that our deferred tax assets will be realized. In determining whether these deferred tax assets are realizable, we evaluate both positive and negative evidence. As of June 24, 2016, we have recorded a valuation allowance against the majority of our net deferred tax assets. Based on all available evidence, on a jurisdictional basis, including our historical operating results and the uncertainty of predicting our future income, the valuation allowance reduces our deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance is attributable to U.S. federal, state and certain foreign deferred tax assets primarily relating to net operating loss carryovers, tax credit carryovers, accrued expenses and other temporary differences.

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
Investment Risk
We invest our excess cash in various fixed-income securities and money market funds.  The primary objectives of our investment activities are to preserve principal and maintain short-term liquidity while maximizing the income we receive from our investments. The market value of these securities can vary depending upon prevailing interest rates, and if we were forced to liquidate our position in a security before its maturity date we could suffer loss of principal.  We also are exposed to credit and liquidity risk related to these securities.  If the issuer of a security were to default on its obligations, we would suffer loss of principal.  If there were disruptions in the pricing and trading of securities in the financial markets, it is possible that there would not be a liquid market for our securities, which could limit our ability to meet cash requirements.  To preserve principal and maintain short-term liquidity, our investment policy dictates that we maintain our portfolio of cash, cash equivalents, and investments in high credit quality, readily liquid securities of relatively short duration. Our portfolio of investments has a range of original maturities, which typically have average remaining maturities of less than one year.
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
Interest Rate Risk
Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 24, 2016, our cash and cash equivalents of $92.9 million consisted primarily of cash and money market funds. We believe that the exposure of our principal to interest rate risk is minimal, although our future interest income is subject to reinvestment risk.
Given the short term nature of our cash and cash equivalents, the risk of loss in fair value resulting from interest rate changes is minimal. At June 24, 2016, we had no interest rate forward contracts or options contracts.
The interest expense on outstanding cash borrowings under our credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates rise significantly, our results from operations and cash flows may be materially affected. As of June 24, 2016, we had $66.8 million outstanding principal balance from our loans. A 1% increase or decrease in the interest rate, with all other variables held constant, would have impacted our interest expense by approximately $0.7 million per year.
Foreign Exchange Risk
As of June 24, 2016 and June 26, 2015, foreign currency cash accounts totaled $49.9 million and $31.5 million, respectively, primarily in Euros, British Pounds, Australian Dollars, and Japanese Yen.
Foreign currency risks are associated with our cash and cash equivalents, investments, receivables and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income, net in our consolidated statements of operations. Our exposure to foreign currency exchange rate risk relates to sales commitments, anticipated sales, purchases and other expenses and assets and liabilities denominated in foreign currencies. For most currencies, we are a net receiver of the foreign currency and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Our balance sheet hedging strategy is intended to mitigate our currency exposures related to remeasuring monetary assets and liabilities by entering into foreign currency forward contracts that have maturities generally of three months or less. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to mitigate the effect of exchange rate fluctuations on certain foreign currency denominated balance sheet accounts.  Additionally, our cash flow hedging strategy uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-USD cash flows to further mitigate the effect of exchange rate fluctuations for these currencies.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $5.0 million change in the value of our foreign currency cash accounts as of June 24, 2016.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Silicon Graphics International Corp.
Milpitas, California

We have audited the accompanying consolidated balance sheets of Silicon Graphics International Corp. and subsidiaries (the "Company") as of June 24, 2016 and June 26, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 24, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silicon Graphics International Corp. and subsidiaries as of June 24, 2016 and June 26, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 24, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 27 to the consolidated financial statements, on August 11, 2016, the Company signed a definitive agreement to be acquired by Hewlett Packard Enterprise Company.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 24, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 2, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 2, 2016

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Revenue
Product	$394,844	$376,294	$374,565
Service	138,086	144,965	155,381
Total revenue	532,930	521,259	529,946
Cost of revenue
Product	309,267	303,772	305,785
Service	79,118	82,849	85,754
Total cost of revenue	388,385	386,621	391,539
Gross profit	144,545	134,638	138,407
Operating expenses:
Research and development	50,697	53,206	63,526
Sales and marketing	51,525	61,544	72,681
General and administrative	47,860	53,861	55,796
Gain from sale of assets	(4,425)	—	—
Restructuring	—	116	1,251
Total operating expenses	145,657	168,727	193,254
Loss from operations	(1,112)	(34,089)	(54,847)
Interest expense, net	(7,932)	(3,744)	(117)
Other (expense) income, net	(2,760)	(872)	2,162
Total other (expense) income, net	(10,692)	(4,616)	2,045
Loss before income taxes	(11,804)	(38,705)	(52,802)
Income tax (benefit) provision	(626)	440	12
Net loss	$(11,178)	$(39,145)	$(52,814)

Basic and diluted net loss per share:	$(0.31)	$(1.13)	$(1.54)

Shares used in computing basic and diluted net loss per share:	35,745	34,559	34,260
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014

Net loss	$(11,178)	$(39,145)	$(52,814)
Other components of comprehensive loss:
Unrecognized (loss) gain on defined benefit plans, net of zero tax	(1,497)	1,412	(940)
Change in unrealized (loss) gain on derivative instruments, net of zero tax	(2,724)	462	(1,738)
Amounts reclassified into earnings related to derivative instruments, net of zero tax	675	(783)	1,651
Foreign currency translation adjustment, net of zero tax	2,578	(2,472)	(710)
Other comprehensive loss	(968)	(1,381)	(1,737)
Total comprehensive loss	$(12,146)	$(40,526)	$(54,551)

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 24, 2016	June 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$92,946	$67,191
Current portion of restricted cash	2,109	2,109
Accounts receivable, net of allowance for doubtful accounts of $475 and $190 as of June 24, 2016 and June 26, 2015, respectively	85,834	118,219
Inventories	55,911	82,832
Deferred cost of revenue	15,453	12,108
Prepaid expenses and other current assets	11,698	17,547
Total current assets	263,951	300,006
Non-current portion of restricted cash	1,360	2,251
Property and equipment, net	40,526	38,480
Goodwill and intangible assets, net	10,610	11,303
Non-current portion of deferred cost of revenue	11,459	9,648
Other non-current assets	28,223	25,896
Total assets	$356,129	$387,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,761	$48,677
Accrued compensation	15,849	17,797
Short-term debt, net of unamortized debt issuance costs of $1,106 as of June 24, 2016 and $1,074 as of June 26, 2015.	3,776	3,096
Current portion of deferred revenue	64,392	96,473
Other current liabilities	27,605	33,180
Total current liabilities	167,383	199,223
Long-term debt, net of unamortized debt issuance costs of $1,250 as of June 24, 2016 and $2,232 as of June 26, 2015	60,722	65,581
Non-current portion of deferred revenue	46,619	43,781
Long-term income taxes payable	7,529	8,420
Retirement benefit obligations	10,868	9,330
Other non-current liabilities	7,818	7,871
Total liabilities	300,939	334,206
Commitments and contingencies (Note 25)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 12,000 shares authorized; none outstanding	—	—
Common stock, par value $0.001 per share; 120,000 shares authorized; 38,704 shares and 37,225 shares issued and outstanding at June 24, 2016 and June 26, 2015, respectively	39	37
Additional paid-in capital	557,454	543,498
Treasury stock, at cost (2,315 shares at June 24, 2016 and June 26, 2015)	(22,899)	(22,899)
Accumulated other comprehensive loss	(6,237)	(5,269)
Accumulated deficit	(473,167)	(461,989)
Total stockholders’ equity	55,190	53,378
Total liabilities and stockholders’ equity	$356,129	$387,584
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2013	34,795,340	$35	(946,417)	$(7,692)	$510,092	$(2,151)	$(370,030)	$130,254
Net loss	—	—	—	—	—	—	(52,814)	(52,814)
Other comprehensive loss	—	—	—	—	—	(1,737)	—	(1,737)
Issuance of common stock under employee stock options, equity incentive, and employee stock purchase plan, net of taxes	1,377,450	1	—	—	5,454	—	—	5,455
Repurchase of treasury stock	—	—	(897,400)	(10,985)	—	—	—	(10,985)
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	11,979	—	—	11,979
Balance at June 27, 2014	36,172,790	36	(1,843,817)	(18,677)	527,525	(3,888)	(422,844)	82,152
Net loss	—	—	—	—	—	—	(39,145)	(39,145)
Other comprehensive loss	—	—	—	—	—	(1,381)	—	(1,381)
Issuance of common stock under employee stock options, equity incentive, and employee stock purchase plan, net of taxes	1,052,283	1	—	—	1,424	—	—	1,425
Repurchase of treasury stock	—	—	(471,219)	(4,222)	—	—	—	(4,222)
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	14,549	—	—	14,549
Balance at June 26, 2015	37,225,073	37	(2,315,036)	(22,899)	543,498	(5,269)	(461,989)	53,378
Net loss	—	—	—	—	—	—	(11,178)	(11,178)
Other comprehensive loss	—	—	—	—	—	(968)	—	(968)
Issuance of common stock under employee stock options, equity incentive, and employee stock purchase plan, net of taxes	1,479,254	2	—	—	1,919	—	—	1,921
Share-based compensation in connection with employee stock option plans and other	—	—	—	—	12,037	—	—	12,037
Balance at June 24, 2016	38,704,327	$39	(2,315,036)	$(22,899)	$557,454	$(6,237)	$(473,167)	$55,190

See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,178)	$(39,145)	$(52,814)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,062	11,191	14,549
Share-based compensation	12,037	14,549	11,979
Gain on sale of MineSet, Inc.	(4,425)	—	—
Gain on sale of investment	—	(22)	(1,717)
Impairment of investments and long-lived assets	—	1,230	4,554
Deferred income taxes	(484)	411	(191)
Other non-cash items, net	330	(15)	644
Changes in operating assets and liabilities:
Accounts receivable	35,258	(50,894)	(13,042)
Inventories	19,475	(43,971)	10,088
Deferred cost of revenue	(3,212)	(3,570)	8,396
Prepaid expenses and other assets	5,811	2,592	(5,794)
Other assets	(863)	2,138	(1,066)
Accounts payable	6,616	(3,526)	2,215
Accrued compensation	(2,221)	(1,846)	(8,384)
Other current liabilities	32	(3,097)	1,893
Deferred revenue	(33,316)	21,359	(14,582)
Income taxes payable	(1,119)	(1,849)	(147)
Other operating liabilities	(6,434)	(2,721)	10,339
Net cash provided by (used in) operating activities	27,369	(97,186)	(33,080)
CASH FLOWS FROM INVESTING ACTIVITIES AND ACQUISITIONS:
Purchases of property and equipment	(5,820)	(6,511)	(16,762)
Proceeds from sale of investment	—	22	1,717
Proceeds from sale of MineSet, Inc., net	4,459	—	—
Cash used in acquisition, net	—	—	(9,200)
Other investing activities	891	(309)	(2,066)
Net cash used in investing activities and acquisitions	(470)	(6,798)	(26,311)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	—	70,000	—
Payments of Term Loan	(10,122)	(438)	—
Payments for loan origination costs	—	(3,760)	—
Proceeds from draw-down of credit facility	—	15,000	—
Payment of credit facility	—	(15,000)	—
Funding of restricted stock units withheld for taxes	(1,673)	(2,482)	(2,685)
Purchase of treasury stock	—	(4,222)	(10,985)
Proceeds from issuance of common stock upon exercise of stock options	143	445	3,858
Proceeds from issuance of common stock under employee stock purchase plan	3,451	3,461	4,282
Proceeds from Japan loans	6,504	2,508	—
Payments of Japan loans	(2,414)	—	—
Net cash (used in) provided by financing activities	(4,111)	65,512	(5,530)
Effect of exchange rate changes on cash and cash equivalents	2,967	(3,634)	(963)
Net increase (decrease) in cash and cash equivalents	25,755	(42,106)	(65,884)
Cash and cash equivalents—beginning of period	67,191	109,297	175,181
Cash and cash equivalents—end of period	$92,946	$67,191	$109,297
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION
Income taxes refunded (paid)	$(676)	$81	$114
Cash paid for interest	$7,272	$1,324	$136
NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment purchases in accounts payable	$1,058	$771	$368
Inventory transfers to property and equipment	$6,267	$6,368	$2,372
See accompanying notes.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Silicon Graphics International Corp. ("SGI" or the "Company," "we," "us" or "our") is a global leader in high-performance solutions for compute, data analytics and data management. The Company is focused on helping customers solve their most demanding business and technology challenges by delivering high performance computing, data management and data analytics solutions that accelerate time to discovery, innovation and profitability.
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
Fiscal Year-End. The Company has a 52 or 53-week fiscal year ending on the last Friday in June. Fiscal years 2016, 2015, and 2014 were all comprised of 52 weeks and ended on June 24, 2016 ("fiscal 2016"), June 26, 2015 ("fiscal 2015"), and June 27, 2014 ("fiscal 2014'), respectively. Fiscal year 2017 will be comprised of 53 weeks and will be ended on June 30, 2017.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements, such as products, software, customer support services and/or professional services, the Company allocates revenue to each element based on the selling price hierarchy. The standard establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on vendor-specific objective evidence ("VSOE"), third-party evidence ("TPE") and the best estimate of selling price ("BESP"). If VSOE is available, it would be used to determine the selling price of a deliverable. If VSOE is not available, the entity would determine whether TPE is available. If so, TPE must be used to determine the selling price. If TPE is not available, then the BESP would be used. In multiple element arrangements where software is essential to the functionality of the products, revenue is allocated to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. If the arrangement contains more than one software deliverable, the arrangement consideration allocated to the software deliverables as a group is then recognized as one unit of accounting using the guidance for recognizing software revenue.
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
Advertising. Advertising costs are expensed as incurred and included in sales and marketing expenses in the Consolidated Statements of Operations. Advertising expenses were immaterial in fiscal 2016, 2015 and 2014.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Deferred Revenue and Deferred Cost of Revenue. Deferred revenue is recorded when products or services provided are invoiced prior to completion of the related performance obligations and is recognized as revenue ratably over the PCS period. The Company more broadly requires advance and milestone payments for certain larger projects that would otherwise involve a significant lag between payments to our vendors and final acceptance of our products. These advance and milestone payments are recorded as deferred revenue and are recognized when all revenue recognition criteria have been met. Deferred revenue also includes revenue deferred for arrangements which include hardware appliances or arrangements where the undelivered element is PCS for arrangements that were entered into prior to the fiscal 2011 adoption of ASU 2009-13 and ASU 2009-14.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards.
Improvement to Employee Share-Based Payment Accounting. In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016 including interim periods within those annual periods. Early adoption of this guidance is permitted in any interim or annual period. If any entity adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and must elect to early adopt all the amendments in the same period. The new guidance is effective for the Company beginning in fiscal 2018.  The Company is evaluating the timing and the impact of adopting this guidance on its consolidated financial statements and disclosures.
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
Simplifying the Presentation of Deferred Income Taxes. In November 2015, the FASB issued guidance to simplify the presentation of the deferred income taxes. The amendments in this update apply to all entities that present a classified statement of financial position and require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public entities. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance will be effective for the Company in fiscal 2018. The Company adopted this guidance effective June 24, 2016 on a prospective basis. Adoption of this guidance resulted in an immaterial reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our consolidated balance sheet as of June 24, 2016. No prior periods were retrospectively adjusted.
Simplifying the Measurement of Inventory. In July 2015, the FASB issued guidance to simplify the accounting for inventory and to more closely align their guidance with international accounting standards. The amendments in this update apply to companies which use inventory valuation methods other than last in, first-out and the retail inventory method to change the way that they subsequently measure the value of inventory on their balance sheet.  Under the new guidance, inventory should be valued at the lower of cost and net realizable value rather than the lower of cost and market. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and for interim periods beginning after December 15, 2017. This guidance will be effective for the Company in fiscal 2018. The Company does not expect this guidance to have an impact on its consolidated financial statements upon adoption, as the new guidance aligns with the Company's current practice.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets that are measured at fair value on a recurring basis (in thousands):

	June 24, 2016
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Pension investments held by insurance companies - German Plan	2,281	—	2,281	—	2,281
Pension investments held by insurance companies - Japan Plan	3,231	—	3,231	—	3,231
Derivative assets	398	—	398	—	398
Total assets measured at fair value	$6,040	$130	$5,910	$—	$6,040
Derivative liabilities	$4,476	$—	$4,476	$—	$4,476
Total liabilities measured at fair value	$4,476	$—	$4,476	$—	$4,476

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 26, 2015
	Carrying	Fair Value Measured Using			Total
	Value	Level 1	Level 2	Level 3	Balance
Assets
Money market funds	$130	$130	$—	$—	$130
Pension investments held by insurance companies - German Plan	2,222	—	2,222	—	2,222
Pension investments held by insurance companies - Japan Plan	2,539	—	2,539	—	2,539
Derivative assets	6,467	—	6,467	—	6,467
Total assets measured at fair value	$11,358	$130	$11,228	$—	$11,358
Derivative liabilities	$5,443	—	5,443	—	$5,443
Total liabilities measured at fair value	$5,443	$—	$5,443	$—	$5,443

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during both fiscal 2016 and fiscal 2015. The Company's cash equivalents, consisting primarily of money market funds, are classified within Level 1 of the fair value hierarchy as they were valued using quoted market prices of the identical underlying securities in active markets.
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
The fair values of accounts receivable, accounts payable, accrued liabilities and borrowings under short-term credit lines due within one year approximates their carrying values because of their short-term nature. The fair value of our Term Loan was approximately $60.2 million and $70.6 million as June 24, 2016 and June 26, 2015, respectively and are classified within Level 2 of the fair value hierarchy. Other non-current assets include life insurance contracts related to our pension plans: these life insurance contracts are carried at cash surrender values, which due to their ability to be converted to cash at that amount, approximate their fair values.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company does not have any assets or liabilities measured at fair value on a non-recurring basis as of June 24, 2016. The Company measured its intangible assets at fair value on a non-recurring basis as of June 26, 2015.
4. DIVESTITURE OF MINESET, INC.
On February 5, 2016, the "Closing Date," the Company consummated a stock purchase agreement to sell 100% of the issued and outstanding shares of MineSet, Inc. ("MineSet"), a wholly-owned subsidiary, to ESI Group for approximately $4.7 million in cash.  In connection with this transaction, the Company transferred all assets and liabilities related to the MineSet business to ESI Group as of the closing date. The Company recognized a gain of $4.4 million for the sale of this asset, net of all related costs.

5. DERIVATIVES
The Company is exposed to foreign currency exchange rate fluctuations in the normal course of our business. As part of the Company's risk management strategy, the Company uses derivative instruments, primarily forward contracts to hedge economic exposures resulting from changes in foreign currency exchange rates.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flow Hedges
The Company implemented a cash flow hedging strategy to protect anticipated non-functional currency revenue and expenses. The Company uses forward contracts designated as cash flow hedges to hedge a portion of future forecasted non-U.S. Dollar ("USD") cash flows. In general, these foreign exchange contracts, carried at fair value, have maturities between one and twelve months. As of June 24, 2016, the Company has 13 open hedges in an aggregate notional amount in USD equivalent to approximately $69.8 million. The Company hedges the Euro, British pound, Japanese yen, and the Australian dollar. These derivative instruments are designated and qualify as cash flow hedges under the criteria prescribed in the authoritative guidance. All amounts related to gains / losses on designated hedges, currently in accumulated other comprehensive income ("AOCI") are expected to be reclassified into earnings over the next 12 months.
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
Balance Sheet Hedges
Additionally, the Company enters into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in fair value of these derivatives are recognized in other income (expense), net in the consolidated statement of operations, in the current period, along with the offsetting foreign currency gain or loss on the underlying assets or liabilities. As of June 24, 2016, the Company has 7 open non-designated hedges in an aggregate USD-equivalent notional amount totaling approximately $11.2 million.
The before tax effect of derivative instruments for foreign exchange contracts designated as hedging instruments and non-designated hedging instruments in our consolidated statement of operations was as follows (in thousands):

		Fiscal Year Ended
	Location	June 24, 2016	June 26, 2015	June 27, 2014
Designated Derivatives
Cash Flow Hedges:
Foreign exchange contracts (Effective portion)	Amount recognized in AOCI	$(2,724)	$462	$(1,738)
Foreign exchange contracts (Effective portion)	Net revenues	(103)	1,590	(2,539)
Foreign exchange contracts (Effective portion)	Cost of goods sold	(572)	—	—
Foreign exchange contracts (Effective portion)	Operating expenses	—	(807)	888
Foreign exchange contracts (Effective portion)	Other income (expense), net	(387)	(138)	115
Total		$(3,786)	$1,107	$(3,274)
Non-designated Derivatives
Foreign exchange contracts	Other income (expense), net	$(2,082)	$1,778	$(1,431)
Total		$(2,082)	$1,778	$(1,431)
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liabilities position as of June 24, 2016, was $4.1 million. The credit-risk-related contingent features underlying these agreements had not been triggered as of June 24, 2016.
Derivative instruments are subject to master netting arrangements and are disclosed gross in the statement of financial position. The gross fair values and location of derivative instruments included in the consolidated statement of financial position as of June 24, 2016 and June 26, 2015 were as follows (in thousands):

Offsetting of Derivative Assets
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
As of June 24, 2016
Derivatives
Foreign currency forward contracts	$398	$—	$—	$(398)	$—	$—
Total	$398	$—	$—	$(398)	$—	$—
As of June 26, 2015
Derivatives	$6,467	$—	$—	$(5,443)	$—	$1,024
Foreign currency forward contracts	$6,467	$—	$—	$(5,443)	$—	$1,024

Offsetting of Derivative Liabilities
	Gross Amount Offset In the Statement of Financial Position			Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
As of June 24, 2016
Derivatives
Foreign currency forward contracts	$(4,476)	$—	$—	$398	$—	$(4,078)
Total	$(4,476)	$—	$—	$398	$—	$(4,078)
As of June 26, 2015
Derivatives	$(5,443)	$—	$—	$5,443	$—	$—
Foreign currency forward contracts	$(5,443)	$—	$—	$5,443	$—	$—

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross fair value and location of derivative instruments held in the consolidated statement of financial position as of June 24, 2016 and June 26, 2015 were as follows (in thousands):

Fair Values of Derivative Instruments
Asset Derivatives			Liability Derivatives
Location	June 24, 2016	June 26, 2015	Location	June 24, 2016	June 26, 2015

Designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	$1	$167	Other current liabilities	$2,516	$628
Non- designated Derivatives:
Foreign exchange contracts			Foreign exchange contracts
Other current assets	397	6,300	Other current liabilities	1,960	4,815

Total derivatives	$398	$6,467		$4,476	$5,443

See Statement of Comprehensive Loss and Note 3 for more information regarding derivatives.

6. INVENTORIES
Inventories consist of the following (in thousands):

	June 24, 2016	June 26, 2015
Finished goods	$3,901	$36,772
Work in process	29,753	25,562
Raw materials	22,257	20,498
Total inventories	$55,911	$82,832

Finished goods include inventory at customer sites undergoing installation testing prior to customer acceptance; such amounts were $1.4 million at June 24, 2016 and $30.2 million at June 26, 2015.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	June 24, 2016	June 26, 2015
Value-added tax receivable	$5,603	$5,179
Derivatives (see Note 5)	398	6,467
Prepaid taxes	179	178
Prepaid expenses	3,036	4,221
Other assets	2,482	1,502
Total prepaid expenses and other current assets	$11,698	$17,547

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following (in thousands):

	Estimated Useful Life	June 24, 2016	June 26, 2015
Land	N/A	$768	$768
Building	24-40	16,186	14,004
Computer equipment and software	2-6	50,152	44,497
Manufacturing equipment	2-7	5,899	7,002
Leasehold improvements	2-10	12,661	12,601
Furniture and fixtures	2-7	1,653	1,578
Vehicles	5	20	40
Construction in progress	N/A	1,486	4,620
		88,825	85,110
Less accumulated depreciation and amortization		(48,299)	(46,630)
Total property and equipment, net		$40,526	$38,480
Depreciation and amortization expense of property and equipment for fiscal 2016, 2015 and 2014 was $10.4 million, $10.6 million and $10.7 million, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. GOODWILL AND INTANGIBLE ASSETS, NET
The goodwill balances and the movements in fiscal 2016 and 2015 for each of our reportable segments are shown in the table below (in thousands):

	Product	Service	Total
Goodwill as of June 27, 2014	$7,508	$1,076	$8,584
Goodwill arising from acquisitions	—	—	—
Goodwill as of June 26, 2015	$7,508	$1,076	$8,584
Goodwill arising from acquisitions	—	—	—
Goodwill as of June 24, 2016	$7,508	$1,076	$8,584
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
The Company reviews goodwill for impairment annually in the fourth quarter of its fiscal year, or more frequently if impairment indicators arise. At the end of the first quarter of fiscal 2016 there was a substantial decline in the market capitalization of the Company from the end of fiscal 2015. Based on this impairment indicator, the Company performed a formal impairment analysis of the carrying value of goodwill as of September 25, 2015. As part of the its analysis, the Company reconciled the computed fair values of our reporting units to its overall market capitalization and concluded that the computed fair value of each of its reporting units was well in excess of the net book value, and accordingly no impairment existed as of September 25, 2015. The Company also performed its annual impairment in the fourth quarter of fiscal 2016. Based on the Company's annual assessment, no impairment was recorded as of June 24, 2016. The Company will continue to evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Based on the Company's annual assessment no impairment was recorded for fiscal 2016, 2015 and 2014.
Intangible assets by major asset class consist of the following (in thousands):

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 24, 2016
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(7,300)	$—
Purchased technology	5	12,200	(12,200)	—
Customer backlog	(a)	10,540	(10,481)	59
Trademark/trade name portfolio	5	3,767	(3,767)	—
Patents and other	(b)	1,967	—	1,967
Total		$35,774	$(33,748)	$2,026

Intangible Asset Class	Weighted Average Useful Life (in Years)	June 26, 2015
		Gross Carrying Amount	Accumulated Amortization and Impairment	Net
Customer relationships	5	$7,300	$(7,300)	$—
Purchased technology	5	12,200	(11,600)	600
Customer backlog	(a)	10,540	(10,388)	152
Trademark/ trade name portfolio	5	3,767	(3,767)	—
Patents and other	(b)	2,097	(130)	1,967
Total		$35,904	$(33,185)	$2,719

(a)	The customer backlog intangible asset is amortized as all revenue recognition criteria is accomplished for a particular customer order, reflecting the use of the asset.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	Includes in-process Research and Development for which amortization has not commenced.
Intangible assets amortization expense was $0.7 million, $0.6 million and $3.8 million in fiscal 2016, 2015 and 2014, respectively.
The Company reviews the carrying values of long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the assets to the estimated undiscounted future cash flows expected to be generated by the assets.
As a result of a decision made in the fourth quarter of fiscal 2014 to stop investment in certain next generation FileTek products, the Company determined that intangible assets related to the product development of these next generation products were impaired. The Company recorded an impairment charge of $2.9 million in fiscal 2014, which was recorded as a cost of revenue. During the second quarter of fiscal 2015, the Company decided to cease selling and supporting these products acquired as part of the FileTek acquisition and determined that the remaining intangible assets related to this acquisition were impaired. The Company recorded an impairment charge of $1.1 million in fiscal 2015, impacting cost of revenue by $0.8 million and sales expense by $0.3 million.
In addition, during the fourth quarter of fiscal 2015, the Company recorded a $0.1 million impairment charge impacting cost of revenue for in-process Research and Development as the Company no longer plans to utilize the asset for future product development.
No impairment of intangible assets was recorded in fiscal 2016.
As of June 24, 2016, expected amortization expense for all intangible assets, excluding amounts related to in-process research and development for which amortization has not commenced, is as follows (in thousands):

Fiscal Year	Amortization Expense
2017	$59
Total amortization	$59

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER NON-CURRENT ASSETS
Other assets consist of the following (in thousands):

	June 24, 2016	June 26, 2015
Long-term service inventory	$15,489	$16,015
Restricted pension plan assets (see Note 21)	6,841	6,726
Deferred tax assets	1,488	758
Long-term refundable deposits	1,990	1,763
Other assets	2,415	634
Total other assets	$28,223	$25,896

11. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following (in thousands):

	June 24, 2016	June 26, 2015
Accrued sales and use tax payable	$8,919	$8,670
Accrued professional services fees	2,736	3,597
Accrued warranty, current portion (see Note 13)	3,377	3,402
Accrued interest payables	1,403	1,159
Accrued restructuring and severance	435	2,239
Derivatives (see Note 5)	4,476	5,443
Other	6,259	8,670
Total other current liabilities	$27,605	$33,180

12. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following (in thousands):

	June 24, 2016	June 26, 2015
Accrued warranty, non-current portion (see Note 13)	$1,684	$1,374
Deferred rent	4,940	5,526
Other	1,194	971
Total other non-current liabilities	$7,818	$7,871

13. WARRANTY RESERVE
Activity in the warranty reserve, which is included in other current and non-current liabilities, is as follows (in thousands):

	June 24, 2016	June 26, 2015
Balance at beginning of period	$4,776	$6,044
Current period accrual	3,688	3,033
Warranty expenditures charged to accrual	(3,727)	(4,363)
Changes in accrual for pre-existing warranties	324	62
Balance at end of period	$5,061	$4,776

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RESTRUCTURING AND SEVERANCE ACTIVITY
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
Total expense for all restructuring actions was $0.1 million and $1.3 million for fiscal 2015 and 2014, respectively. There was no restructuring expense during fiscal 2016. The restructuring expense is included in operating expenses in the accompanying consolidated statement of operations. As of June 24, 2016, there was no restructuring liability balance remaining for this restructuring action.
Total cumulative expense incurred in connection with this restructuring plan was $12.7 million.
Severance Activity
During fiscal 2016 and 2015, the Company incurred approximately $2.6 million and $6.2 million of severance charges, respectively, associated with planned cost reductions primarily in Germany, Japan, and the U.S. During fiscal 2014, the Company incurred approximately $11.1 million of severance charges, associated with planned cost reductions primarily in the U.S. and Japan. As of June 24, 2016, the remaining liability for these cost reduction programs was approximately $0.4 million.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHORT-TERM DEBT
Term Loan
As of June 24, 2016, the Company's short-term debt includes the current portion of the outstanding net balance of $57.2 million Term Loan with Morgan Stanley Senior Funding, Inc. and Tennenbaum Capital Partners, LLC of $0.5 million net of unamortized debt issuance costs of $1.1 million.
Japan Loans
During fiscal 2015, the Company entered into unsecured unguaranteed loans with various Japanese banks ("Japan Loans") amounting to 300 million yen or $2.5 million at TIBOR (Tokyo Interbank Offered Rate) plus 1.0% per annum. During fiscal 2016, the Company entered into two new loans at rates ranging from TIBOR plus 1.0% to 1.75% per annum, for an aggregate total of 250 million yen or approximately $2.1 million and repaid a total of 275 million yen amounting to approximately $2.4 million toward the loans. As of June 24, 2016, approximately $2.1 million was classified as short-term debt.
The Company also entered into a four year Private Placement Bond from Mizuho Bank (“Japan Private Placement Bond”) for 500 million yen or $4.4 million at 0.8% per annum. As of June 24, 2016, approximately $1.2 million was classified as short-term debt.
See Note 16, Long-term Debt, for more information about the Term Loan and Japan Loans.

16. LONG-TERM DEBT
Term Loan
On January 27, 2015, the Company entered into a credit agreement (the "Term Loan") among the Company, certain lenders and Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and lead arranger. The Term Loan provided an aggregate principal amount of $70.0 million with a term of three and a half years, bearing interest at the LIBO Rate (as defined in the Credit Agreement), subject to a 1.0% minimum, plus 9.0% per annum. The Term Loan provided $66.2 million of cash, net of borrowing and debt issuance costs of approximately $3.8 million, which was used to pay off the prior credit facility and provide cash and cash equivalents to fund working capital requirements, capital expenditures and operations. The Company was in compliance with all covenants under the Term Loan, as of June 24, 2016.
Pursuant to the Term Loan, certain wholly-owned domestic subsidiaries of the Company (the “Guarantors”) have guaranteed the obligations of the Company under the Term Loan. The Term Loan and related loan documents replaced the Company’s prior Credit Agreement dated December 5, 2011, by and among the Company, certain lenders party thereto, and Wells Fargo Capital Finance, LLC, as administrative agent (as amended from time to time, the “Prior Credit Facility”). All commitments under the Prior Credit Facility were terminated and all borrowings thereunder were repaid, effective January 27, 2015. The remaining obligations of Company and guarantor party to the Prior Credit Facility and related loan documents are limited to certain remaining contingent indemnification obligations under such facility. See Note 17, Credit Facility, for more information about the Prior Credit Facility.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During fiscal 2016, we made $10.1 million total cash payments to Morgan Stanley Senior Funding, Inc. and Tennenbaum Capital Partners, LLC, reducing the Term Loan's outstanding balance to $59.4 million.
As of June 24, 2016, the Company had an outstanding principal balance of which was classified as follows:

	Term Loan
	Long-Term	Short-Term	Total
	(in thousands)

Principal amount	$57,907	$1,533	$59,440
Less unamortized debt issuance costs	(1,158)	(1,075)	(2,233)
	$56,749	$458	$57,207
Japan Loans
During fiscal 2015, the Company entered into unsecured unguaranteed loans with various Japanese banks amounting to 300 million yen or $2.5 million at TIBOR plus 1.0% per annum. During fiscal 2016, the Company entered into two new loans at the rate ranging from TIBOR plus 1.0% to 1.75% per annum, for an aggregate total of 250 million yen or approximately $2.1 million and repaid a total of 275 million yen amounting to approximately $2.4 million toward the loans. As of June 24, 2016, approximately $0.5 million was classified as long-term debt.
The Company also entered into a four year Private Placement Bond from Mizuho Bank (“Japan Private Placement Bond”) for 500 million yen or $4.4 million at 0.8% per annum. As of June 24, 2016, approximately $3.5 million, net of unamortized debt issuance costs of $0.1 million was classified as long-term debt as of June 24, 2016.

17. CREDIT FACILITY
On December 5, 2011, the Company entered into a five-year senior secured credit facility in the aggregate principal amount of $25.0 million, as amended. The credit facility included a $10.0 million letter of credit subfacility.
During the second quarter of fiscal 2015, the Company drew down $15.0 million from the December 2011 credit facility bearing interest at 5.0% based on a base rate of 3.25% as of December 26, 2014 plus a margin of 1.75%. The Company paid off the $15.0 million outstanding balance on the December 2011 credit facility with the net proceeds received from the Term Loan and terminated the December 2011 agreement in January 2015.

18. SHARE-BASED COMPENSATION
The Company’s Board of Directors adopted the Company's 2014 Omnibus Incentive Plan ("2014 Plan") in October 2014. The 2014 Plan supersedes all prior plans and any remaining shares outstanding from the previous equity plans were transferred to the 2014 Plan. The 2014 plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock unit awards, and other forms of equity compensation, or collectively, stock awards, all of which may be granted to employees, including officers, non-employee directors and consultants. Incentive stock options may be granted only to employees. All other awards may be granted to employees, including officers and to non-employee directors and consultants. In 2014, the Company has initially reserved 2,500,000 shares of the Company’s common stock for the

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuance of awards under the 2014 Plan, plus the number of any shares that may be subject to options granted under the Company’s existing plans that expire or otherwise terminate after the date of such Board approval without being exercised. In February 2016, the number of shares authorized for issuance under the 2014 Plan was increased by 1,200,000. As of June 24, 2016, the aggregate number of shares of common stock available for grant under the 2014 Plan was 2,476,931 shares.
In 2005, the Company’s Board of Directors adopted and its stockholders approved the Company’s 2005 Employee Stock Purchase Plan (“2005 ESPP Plan”). As of June 24, 2016, the aggregate number of shares of common stock available for grant under this plan is 1,340,017 shares. During fiscal 2014 and 2015 the number of shares authorized for issuance under this Plan was increased by 365,263 shares and 2,000,000 shares, respectively. During fiscal 2016, there was no increase in shares for this Plan. Subsequent to the year end, the 2005 ESPP Plan was terminated.
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
The Company granted restricted stock units to employees under its equity incentive plans and issued shares of the Company's common stock to participating employees under its employee stock purchase plan during fiscal 2016, 2015 and 2014.  Stock options were not granted during these respective periods.
Determining Fair Value
The fair value of certain share-based awards is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the following periods:

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014

ESPP Plan shares
Risk-free interest rate	0.5%	0.2%	0.2%
Volatility	63.8%	49.1%	56.7%
Weighted average expected life (in years)	1.25	1.25	1.25
Expected dividend yield	—%	—%	—%
Weighted average grant date fair value	$2.09	$3.23	$5.59
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
Share-Based Compensation Expense
Total share-based compensation expense is as follows (in thousands):

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Cost of revenue	$1,622	$1,962	$1,676
Research and development	2,132	2,318	2,072
Sales and marketing	1,675	2,771	2,598
General and administrative	6,608	7,498	5,633
Total share-based compensation expense	$12,037	$14,549	$11,979

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity
The following table summarizes the Company’s stock option activity for fiscal 2016, 2015 and 2014.

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term in years	Aggregate Intrinsic Value
				(in thousands)
Balance at June 28, 2013	2,281,401	$10.56
Options granted	—	—
Options exercised	(492,825)	7.83
Options cancelled	(180,140)	18.32
Balance at June 27, 2014	1,608,436	10.53
Options granted	—	—
Options exercised	(69,471)	5.80
Options cancelled	(152,395)	13.75
Balance at June 26, 2015	1,386,570	10.41
Options granted	—	—
Options exercised	(26,877)	5.34
Options cancelled	(230,790)	13.87
Balance at June 24, 2016	1,128,903	$9.82	3.88	$—
Vested and expected to vest at June 24, 2016	1,128,902	$9.82	3.88	$—
Exercisable at June 24, 2016	1,128,402	$9.82	3.88	$—
The total intrinsic value of options exercised in fiscal 2016 was immaterial. The total intrinsic value of options exercised in fiscal 2015 and 2014 was $0.2 million and $3.9 million, respectively. The total fair value of shares vested during fiscal 2016, 2015 and 2014 was $1.5 million, $1.5 million and $2.5 million, respectively.
As of June 24, 2016, the total compensation costs related to stock options has been fully recognized.
The following table summarizes information about stock options outstanding under all option plans as of June 24, 2016:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Outstanding Options	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 5.07 - $ 5.07	13,235	2.93	$5.07	13,235	$5.07
5.34 - 5.34	138,217	3.13	5.34	138,217	5.34
5.60 - 6.58	131,972	2.33	5.83	131,555	5.83
6.69 - 7.99	159,720	2.90	7.78	159,636	7.79
8.98 - 9.68	97,500	3.29	9.06	97,500	9.06
9.78 - 9.78	212,396	5.68	9.78	212,396	9.78
9.82 - 11.69	153,950	5.99	11.06	153,950	11.06
11.83 - 14.68	49,913	1.77	13.47	49,913	13.47
14.69 - 14.69	130,000	4.18	14.69	130,000	14.69
17.34 - 33.07	42,000	1.35	24.42	42,000	24.42
5.07 - 33.07	1,128,903	3.88	$9.82	1,128,402	$9.82

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Activity
The following table summarizes the Company’s RSU activity for fiscal 2016, 2015 and 2014.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Balance at June 28, 2013	1,337,767	$10.27
Awarded	1,237,967	14.41
Released	(558,481)	12.17
Forfeited	(320,430)	11.98
Balance at June 27, 2014	1,696,823	12.67
Awarded	1,273,510	9.44
Released	(804,420)	8.90
Forfeited	(459,840)	12.82
Balance at June 26, 2015	1,706,073	10.81
Awarded	1,495,901	5.16
Released	(997,453)	9.77
Forfeited	(279,437)	8.25
Balance at June 24, 2016	1,925,084	$7.30	1.21	$9,626
Vested and expected to vest at June 24, 2016	1,514,695	$7.37	1.05	$7,577

In August 2014, the Company granted time-based RSUs ("2014 executive RSUs") and performance-based RSUs (“2014 executive PSUs”) to members of the Company's executive management team.  The 2014 executive RSUs vest quarterly over four years, subject to the recipient's continuous service through each vesting date. The 2014 executive PSUs initially vest as to one-fourth of their amount so long as (a) the Company’s total stockholder return meets the median total stockholder return ("TSR") of its peer group (50% weighting), and (b) the Company’s financial results meet targets established by the Board for certain product sales and bookings for fiscal 2015 (two goals with 25% weighting each). The 2014 executive PSUs may be increased or decreased depending on the level of attainment by the Company of the performance metrics established by the Board. Achievement of the aforementioned performance criteria will result in an initial vesting of one-fourth of the awards determined in accordance with a vesting matrix. At attainment of 75% or below, total vesting will be at 50%. At 100% attainment, total vesting will be at 125%. At 125% attainment or above, vesting will be at 150%. If the conditions for initial vesting of the 2014 executive PSUs are met, the remaining portion of the 2014 executive PSUs will vest in twelve equal, successive quarterly installments over an additional three years, subject to continued service through each vesting date.
 The Company estimated the fair value of its 2014 executive PSUs using a Monte Carlo simulation model with the assumptions discussed above. The 2014 executive PSUs are recognized as compensation costs over the requisite service period, if rendered, even if the TSR threshold is never satisfied. The performance targets were achieved at 75% or below, resulting in 50% of the original PSU grant vesting over four years.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2015, the Company granted time-based RSUs ("2015 executive RSUs") and performance-based RSUs (“2015 executive PSUs”) to members of the Company's executive management team.  Generally, the 2015 executive RSUs begin immediate, quarterly vesting over a period of four years. The 2015 executive PSUs initially vest as to one-fourth of their amount on the day following Compensation Committee review of Company goal attainment for the fiscal year ending June 24, 2016.  The 2015 executive PSU grants may be increased or decreased depending on the level of attainment by the Company of the performance metrics established by the Compensation Committee.  The shares of common stock subject to these awards will be earned based on the performance as measured against the following metrics related to (i) total stockholder return (50% weighting) and (ii) two strategic objectives related to revenue and gross margin (50% weighting).  Achievement of the aforementioned performance criteria results in a vesting percentage determined in accordance with a payout matrix. At attainment of below 75%, PSU vesting would be 0%. At 75% attainment, vesting would be 50%. At 100% attainment, vesting would be 100%. Attainment at 125% and above would result in 150% vesting. If the conditions for initial vesting of the PSUs are met, the remaining portion of the PSU grant would vest in twelve equal, successive quarterly installments over an additional three years, subject to continued service through each vesting date. The Company estimated the fair value of its 2015 executive PSUs using a Monte Carlo simulation model with the assumptions discussed above. The performance targets were achieved at 89%, resulting in 78% of the original PSU grant vesting over four years.
As of June 24, 2016, there was $3.7 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 1.22 years.
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

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
RSUs shares withheld for taxes	340,284	278,733	214,304
RSUs amounts withheld for taxes	$1,673	$2,482	$2,671
Employee Stock Purchase Plan
At June 24, 2016, the total compensation cost related to options to purchase the Company’s common stock under the 2005 ESPP Plan not yet recognized was approximately $1.2 million. This cost will be amortized on a straight-line basis over approximately 1.6 years. The following table shows the shares issued and their respective weighted-average purchase price per share during fiscal 2016, 2015 and 2014.

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Shares issued	795,208	457,125	540,448
Weighted-average purchase price per share	$4.34	$7.58	$7.92

19. STOCKHOLDERS’ EQUITY
Stock Repurchase
The Company's common stock may be repurchased in the open market or through negotiated transactions, including 10b5-1 trading plans that would enable the Company to repurchase its shares during periods outside of its normal trading windows. In January 2013, the Company's board of directors approved a plan for the Company to repurchase shares of its common stock with a market value of up to $15.0 million. In November 2013, the Company announced an increase in the authorized repurchased amount to $30.0 million and in November 2014, the Company announced that it had extended its repurchase program through December 31, 2015. This purchase program expired as of December 31, 2015. The Company was not obligated to acquire any particular amount of stock, and the program could have been suspended or terminated at any time at the Company's discretion. Since the inception of the repurchase plan in January 2013, the Company repurchased approximately 1,566,000 shares of its common stock for approximately $18.0 million.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These repurchases are reflected in our balance sheet as treasury stock and are available for future issuance. There were no shares repurchased during fiscal 2016. The following table shows the total number of shares repurchased during fiscal 2015 (in thousands, except per share amount):

	Treasury Stock
	Number of Shares	Amount	Average Purchase Price per Share
Cumulative balance at June 27, 2014	1,844	$18,677	$10.13
Repurchase of Treasury Stock:
Twelve months ended June 26, 2015	471	4,222	$8.96
Cumulative balance at June 26, 2015	2,315	$22,899	$9.89

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss as of June 24, 2016, June 26, 2015 and June 27, 2014 (in thousands):

	June 24, 2016	June 26, 2015	June 27, 2014
Cumulative translation adjustment	$(502)	$(3,080)	$(608)
Unrealized loss on cash flow hedges	(2,457)	(408)	(87)
Loss on pension assets	(3,278)	(1,781)	(3,193)
Accumulated other comprehensive loss	$(6,237)	$(5,269)	$(3,888)
There are no related tax effects of these components of accumulated other comprehensive loss.

20. EARNINGS PER SHARE
Basic and diluted net income (loss) per common share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding and dilutive common shares equivalent shares outstanding during the period. For fiscal 2016, 2015 and 2014, the effect of outstanding options and RSUs were anti-dilutive to loss per share and were therefore excluded from the calculation of diluted loss per share.
The dilutive effect of outstanding options and RSUs is reflected in diluted net income per share, but not diluted loss per share, by application of the treasury stock method. As the Company had a net loss in fiscal 2016, 2015 and 2014, basic and diluted net loss per share are the same for these fiscal years.
The following table sets forth the computation of basic and diluted net loss per share for fiscal 2016, 2015 and 2014 (in thousands, except per share amount):

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Numerator:
Net loss	$(11,178)	$(39,145)	$(52,814)
Denominator:
Weighted-average common shares used in computing basic and diluted net loss per share	35,745	34,559	34,260

Basic and diluted net loss per share	$(0.31)	$(1.13)	$(1.54)

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth potential shares of common stock, which are excluded from the calculation of diluted net loss per share, as the result would be anti-dilutive (in thousands):

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Options, RSUs and ESPP	3,127	3,785	3,442

21. RETIREMENT BENEFIT PLANS
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a reconciliation of the projected benefit obligation and the fair value of plan assets as of June 24, 2016 and June 26, 2015 for both the German and Japan plans (in thousands):

	Germany Plan		Japan Plan		Total
	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Projected Benefit Obligation
Benefit obligation, beginning of year	$10,672	$14,417	$3,705	$4,485	$14,377	$18,902
Service cost	10	48	310	330	320	378
Interest cost	252	376	43	48	295	424
Actuarial (losses) gain	1,088	(1,224)	357	(65)	1,445	(1,289)
Benefits paid	(358)	(375)	(237)	(293)	(595)	(668)
Foreign exchange rate changes	83	(2,570)	742	(800)	825	(3,370)
Benefit obligation, ending of year	$11,747	$10,672	$4,920	$3,705	$16,667	$14,377

Fair Value of Plan Assets
Fair value of plan assets, beginning of year	$2,222	$2,706	$2,539	$2,918	$4,761	$5,624
Expected return on plan assets	68	75	81	78	149	153
Participant contributions	1	2	381	408	382	410
Actuarial losses	(33)	(33)	(62)	(56)	(95)	(89)
Benefit payments	(68)	(70)	(202)	(280)	(270)	(350)
Foreign exchange rate changes	91	(458)	494	(529)	585	(987)
Fair value of plan assets, ending of year	$2,281	$2,222	$3,231	$2,539	$5,512	$4,761

Underfunded Status
Projected benefit obligation	$11,747	$10,672	$4,920	$3,705	$16,667	$14,377
Fair value of plan assets	2,281	2,222	3,231	2,539	5,512	4,761
Underfunded status of plan	$9,466	$8,450	$1,689	$1,166	$11,155	$9,616

The Company has life insurance policies with cash surrender values that have been earmarked by the Company to partly cover the underfunded status of the German plan. As of June 24, 2016, the cash surrender values of the life insurance plans amounted to $7.1 million ($0.3 million is included in prepaid expenses and other current assets and $6.8 million is included in other non-current assets in the accompanying consolidated balance sheets). As of June 26, 2015, the cash surrender values of the life insurance plans amounted to $7.0 million ($0.3 million is included in prepaid expenses and other current assets and $6.7 million is included in other non-current assets in the accompanying consolidated balance sheets). See Note 3, Financial Instruments and Fair Value, for additional information regarding the determination of fair value of the pension plan assets.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recognized on the consolidated balance sheets as of June 24, 2016 and June 26, 2015 for both the German and Japan plans (in thousands):

	German Plan		Japan Plan		Total
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Amounts recognized in the consolidated balance sheets
Accrued benefit cost
Current liabilities	$287	$286	$—	$—	$287	$286
Non-current liabilities	$9,179	$8,164	$1,689	$1,166	$10,868	$9,330
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$(2,522)	$(1,494)	$(756)	$(287)	$(3,278)	$(1,781)
The following table summarizes the amounts recorded to other comprehensive (loss) income, net of zero tax during fiscal 2016 and 2015 (in thousands):

	Fiscal Year Ended
	June 24, 2016	June 26, 2015
Amounts recognized in other comprehensive (loss) income
Net actuarial gain (loss) - German Plan	$(1,028)	$1,454
Net actuarial loss - Japan Plan	(469)	(42)
Total recognized in other comprehensive (loss) income	$(1,497)	$1,412
The Company expects to recognize less than $0.1 million of amortization from accumulated other comprehensive (loss) income into net periodic benefit cost during fiscal 2017.
The following table summarizes the amounts related to the pension plan with accumulated benefit obligation in excess of plan assets at June 24, 2016 and June 26, 2015 (in thousands):

	German Plan		Japan Plan		Total
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Projected benefit obligation	$11,747	$10,672	$4,920	$3,705	$16,667	$14,377
Accumulated benefit obligation	$11,747	$10,672	$4,337	$3,231	$16,084	$13,903
Fair value of plan assets	$2,281	$2,222	$3,231	$2,539	$5,512	$4,761
The Company carries the interest and service cost of the plan. Actuarial gains and losses are amortized over the expected life of the plan.
Weighted average assumptions used to determine benefit obligations for the German and Japan plans were as follows:

	German Plan		Japan Plan
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Assumptions used to determine benefits obligations:
Discount rate	1.5% - 2.0%	1.6% - 2.5%	0.3%	1.1%
Rate of compensation increase	0.0%	0.0%	3.5%	3.2%
Assumptions used to determine net periodic benefit cost:
Discount rate	1.6% - 2.5%	3.0% - 3.2%	1.1%	1.2%
Expected long-term rate of return on plan assets	3.0% - 4.1%	3.0% - 4.1%	3.0%	3.0%
Rate of compensation increase	0.0%	0.0% - 1.0%	3.2%	5.7%

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
The net periodic benefit cost of the German and Japan plans was comprised of the following components (in thousands):

	German Plan			Japan Plan			Total
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014	June 24, 2016	June 26, 2015	June 27, 2014	June 24, 2016	June 26, 2015	June 27, 2014
Net periodic benefit cost
Service cost	$10	$48	$47	$310	$330	$384	$320	$378	$431
Interest expense	252	376	470	43	48	78	295	424	548
Expected return on plan assets	(68)	(75)	(91)	(81)	(78)	(85)	(149)	(153)	(176)
Amortization on actuarial losses	18	257	128	—	—	—	18	257	128
Net periodic benefit cost	$212	$606	$554	$272	$300	$377	$484	$906	$931
The Company does not expect to make any contributions to the German plan during the next fiscal year as contributions are not required by funding regulations or laws and the cash surrender value of the life insurance plan earmarked by the Company substantially covers the under-funded status of the German plan.
The Company expects to make contributions to the Japan plan of approximately $0.4 million during fiscal 2017.
Future Employee Benefit Payments
The following table provides the estimated pension payments that are payable from the plans to participants (in thousands):

	Future Payments
Fiscal Year	Germany	Japan	Total
2017	$383	$161	$544
2018	539	168	707
2019	712	183	895
2020	562	180	742
2021	561	221	782
Following five years	3,163	1,561	4,724
Total	$5,920	$2,474	$8,394
Defined Contribution Plan
The Company's U.S. employees are eligible to participate in the Company's qualified defined contribution plan under section 401(k) of the Internal Revenue Code. The plan provides for voluntary salary reduction contributions up to the maximum allowed under Internal Revenue Service rules. Under the terms of the plan, the Company may provide a discretionary matching contribution at the discretion of its management or the Company can make annual contributions to the plan at the discretion of the Board of Directors. The Company contributed $2.1 million, $2.6 million and $2.8 million during fiscal 2016, 2015 and 2014, respectively.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. INCOME TAXES
The provision (benefit) for income taxes for fiscal years 2016, 2015 and 2014 was as follows (in thousands):

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Federal:
Current	$—	$—	$—
Deferred	165	288	—
	165	288	—
State:
Current	44	227	205
Deferred	7	12	—
	51	239	205
Foreign:
Current	(185)	(198)	(3)
Deferred	(657)	111	(190)
	(842)	(87)	(193)
Income tax provision (benefit)	$(626)	$440	$12
The components of loss before income taxes consisted of the following (in thousands):

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Domestic sources	$(17,616)	$(32,473)	$(58,790)
Foreign sources	5,812	(6,232)	5,988
Total	$(11,804)	$(38,705)	$(52,802)
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
As of June 24, 2016 and June 26, 2015, the significant components of the Company’s deferred tax assets and liabilities were (in thousands):

	Fiscal Year Ended
	June 24, 2016	June 26, 2015
Deferred tax assets:
Net operating losses and tax credit carry forwards	$133,072	$120,604
Deferred revenue	11,102	24,272
Stock based compensation	9,180	9,711
Intangible and fixed assets	2,081	8,909
Accruals and reserves	8,977	5,971
Other	936	2,674
Total deferred tax assets	165,348	172,141
Less valuation allowance	(164,331)	(171,609)
Net deferred tax assets	$1,017	$532

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation allowance against the Company's deferred tax assets decreased from $171.6 million as of June 26, 2015 to $164.3 million as of June 24, 2016. The decrease was primarily due to current year utilization of foreign deferred tax assets. The net deferred tax asset as of June 24, 2016 is attributable to deferred tax assets of certain foreign subsidiaries which the Company believes are more likely than not to be realized offset by deferred tax liabilities related to amortization of acquired intangibles. The majority of deferred tax assets are subject to a full valuation allowance as they are more likely than not unrealizable based on all available positive and negative evidence including our history of operating results and uncertainty of predicting future income.
As of June 24, 2016, the Company has federal, state, Japan and other foreign net operating loss carryforwards of $232.9 million, $152.7 million, $58.4 million, and $52.3 million, respectively. If not utilized, the net operating loss carryforwards will begin to expire in fiscal 2017 for state, foreign, and Japan and fiscal 2028 for federal. Substantially all of the Japan net operating losses of $58.4 million will expire by fiscal 2018.
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
Tax attributes related to stock option windfall deductions are not recorded until the deductions result in a reduction of cash taxes payable. The amount of the Company's unrealized federal and state net operating losses relating to stock options deductions as of June 24, 2016 was $10.3 million. The benefit of these net operating losses will be recorded to additional paid-in capital if and when the Company realizes a reduction of cash taxes payable.
As of June 24, 2016, the Company has federal and state Research and Development tax credits of $8.6 million and $8.6 million, respectively and $4.8 million of foreign investment tax credits. If not utilized, the federal and foreign tax credits will begin to expire in fiscal 2027 and 2019, respectively. The state tax credits do not expire.
The Company's policy with respect to its undistributed foreign earnings is to consider those earnings to be indefinitely reinvested or repatriated tax-free and, accordingly, no related provision for income or withholding taxes have been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both income taxes and withholding taxes in the U.S. and various foreign countries. At June 24, 2016, the Company did not record deferred tax liabilities of $11.9 million on approximately $34.1 million of earnings that are deemed to be permanently reinvested overseas or to be repatriated tax free.
A reconciliation of the statutory federal income tax rate for fiscal 2016, 2015 and 2014 is as follows:

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Federal statutory rate provision	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	(1.1)	(0.6)	(0.2)
Foreign rate differential	15.2	(6.4)	2.3
Stock based compensation	(6.8)	(2.5)	0.1
Valuation allowance - US	(39.5)	(27.4)	(38.3)
Valuation allowance - Foreign	5.6	(0.3)	0.4
Unrecognized tax benefits	4.7	1.1	(0.1)
Foreign tax refunds	—	0.5	2.6
Federal research credits	6.7	1.2	0.7
Foreign dividend	(9.3)	(0.2)	(0.2)
Other	(5.2)%	(1.6)%	(2.3)%
Effective tax rate	5.3%	(1.2)%	—%

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the unrecognized tax benefits (excluding interest and penalties) from June 28, 2013 through June 24, 2016 are as follows (in thousands):

Balance at June 28, 2013	$4,987
Increase to current year positions	344
Increase to prior year positions	910
Decrease due to lapse of statute of limitations	(270)
Balance at June 27, 2014	5,971
Increase to current year positions	329
Increase to prior year positions	480
Decrease due to lapse of statute of limitations	(388)
Decrease of unrecognized tax benefits related to settlements	(97)
Balance at June 26, 2015	6,295
Increase to current year positions	286
Decrease to prior year positions	(530)
Decrease due to lapse of statute of limitations	(795)
Balance at June 24, 2016	$5,256
At June 24, 2016, the Company had approximately $5.3 million of gross unrecognized tax benefits of which $1.3 million, if recognized, will impact the effective tax rate. The Company does not expect that the total unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company classifies interest expense and penalties related to unrecognized tax benefits as components of income tax expense. As of June 24, 2016, the Company has accrued interest and penalties of approximately $6.7 million and $0.2 million, respectively, on the Company’s consolidated balance sheet.
During fiscal 2016, the Company recognized an insignificant amount for interest and a benefit of $0.3 million related to penalties, resulting from reversals of unrecognized tax benefits and current year additions as recorded in the consolidated statement of operations.
The Company’s U.S. federal tax returns for 2009 and prior years are no longer subject to examination. The Company’s state tax returns for years prior to 2009 are not subject to examination.
The Company’s foreign subsidiaries file income tax returns in the countries in which they have operations. Generally, these countries have statute of limitations ranging from 3 to 7 years. Tax years still open to examination by foreign tax authorities range from 2009 through 2015.
It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. However, it is not possible to estimate either the estimated amount or the range of any increase or decrease at this time.
The Company early adopted ASU 2015-17 effective June 24, 2016 on a prospective basis. Adoption of this ASU resulted in an immaterial reclassification of our net current deferred tax asset to the net non-current deferred tax asset in its consolidated balance sheet as of June 24, 2016. No prior periods were retrospectively adjusted.

23. SEGMENT INFORMATION
The Company manages its business primarily as three operating segments, HPC, HPDA and Service. The Company has aggregated the HPC and HPDA operating segments into one reportable Product segment as the HPDA operating segment has not met the quantitative threshold to be reported as a separate reportable segment. As such, the Company reports two reportable segments, Product and Service. The Company's operating segments are determined based upon several criteria including: the Company's internal organizational structure; the manner in which the Company's operations are managed; the criteria used by the Company's Chief Operating Officer, the Chief Operating Decision Maker (“CODM”), to evaluate segment performance; and the Company's availability of separate financial information.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A description of the Company's two reportable segments is as follows:
Product—The Product segment is comprised of SGI's compute and storage solutions, which include products from both our HPC and HPDA operating segments. Compute solutions include scale-out computing, scale-up computing, software and cloud/web solutions. Compute solutions also include integrated third-party hardware and software products that SGI sells to provide a single source solution for its customers. SGI's compute solutions are designed to minimize the number and complexity of interconnects for power and data transfer to improve reliability, speed of implementation and serviceability. Storage solutions include both hardware and software offerings to address virtually every type of data storage and management requirement. Products range from entry-level disk arrays to complex storage systems, with innovative technology and hardware. SGI's storage solutions are designed to provide extreme scale, broad flexibility to minimize the cost to store data.
Service—The Service segment is comprised of customer service support and professional services. SGI's customer support organization provides ongoing maintenance and technical support for its products and some third-party products, as well as contracted maintenance services, hardware deployment services (install and de-install), time and materials-based services and spare parts. SGI's professional services organization provides value added services associated with technology consulting, project management and customer education, all of which help its customers realize the full value of their information technology investments.
In fiscal 2014, the Company previously managed its business primarily as three separate business units: Compute, Storage, and Service. In fiscal 2015, the Company combined the Compute and Storage business units into a single Product business unit. All periods presented conform to the current reportable segment structure.
The Company's CODM evaluates the performance of its operating segments based on revenue and operating profit (loss). Revenues are generally allocated based on the type of products and service provided to its customers. Operating profit (loss) for each segment includes related cost of sales and operating expenses directly attributable to the segment. A portion of the segments' expenses arise from shared services and infrastructure that the Company provides to the segments in order to realize economies of scale and to efficiently use resources. These expenses, collectively called corporate charges, include costs of centralized research and development and other corporate infrastructure expenses. The corporate charges that are directly attributable to the segments are allocated and are reassessed on a periodic basis. The allocations have been determined on a basis that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. The profitability of each of the segments is measured after excluding share-based compensation expenses, amortization and impairment of intangibles, restructuring charges, manufacturing transition costs, general and administration charges, other unallocated corporate charges and other items as noted in the reconciliation below as management does not include this information in its measurement of the performance of the operating segments.
Segment Results
The following table presents revenue and operating profit (loss) for the Company’s segments for fiscal 2016, 2015 and 2014 (in thousands):

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Total net revenue
Product	$394,844	$376,294	$374,565
Service	138,086	144,965	155,381
Total net revenue	$532,930	$521,259	$529,946

Operating profit from reportable segments
Product	$29,885	$10,578	$(146)
Service	53,585	57,513	60,412
Total operating profit from reportable segments (1)	$83,470	$68,091	$60,266
(1) The profitability of each of the segments is measured after excluding unallocated corporate charges, restructuring and severance, amortization and impairment of intangibles, share-based compensation expenses, manufacturing transition and termination costs and other items as noted in the reconciliation below.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles segment results to our total company results from operations before taxes:

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
	(in thousands)
Total reportable segments' operating profit	$83,470	$68,091	$60,266
All other corporate charges:
Unallocated operating expenses	73,943	75,815	73,357
Gain on sale of assets	(4,425)	—	—
Restructuring and severance	2,560	6,314	12,222
Amortization and impairment of intangibles	662	1,854	6,748
Share-based compensation	12,037	14,549	11,979
Manufacturing transition / termination costs	—	—	2,199
Excess and obsolescence inventory charges	—	—	5,424
Other	(195)	3,648	3,184
Total all other corporate charges	84,582	102,180	115,113
Loss from operations, as reported	$(1,112)	$(34,089)	$(54,847)
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
Customer Information
A significant portion of the Company's revenue was generated from a limited number of customers. For the year ended June 24, 2016, one customer represented 10 percent or more of the Company's total net revenue. Various agencies of the United States government, excluding system integrators (collectively, U.S. government), accounted for approximately 25% of the Company's revenue. For the year ended June 26, 2015, two customers represented 10 percent or more of the Company's total net revenue. Various agencies of the United States government, excluding system integrators (collectively, U.S. government), accounted for approximately 21% of the Company's revenue and another customer accounted for approximately 12% of the Company's revenue.
At June 24, 2016, two customers accounted for 32% of the Company's accounts receivable. At June 26, 2015, four customer accounted for 56% of the Company's accounts receivable.

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information
The following table presents revenue by geographic region for fiscal 2016, 2015 and 2014 (in thousands except percentages):

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014

Americas	$295,518	$323,785	$277,536
As a percent of total net revenue	55.5%	62.1%	52.4%
EMEA	107,439	73,311	116,071
As a percent of total net revenue	20.1%	14.1%	21.9%
APJ	129,973	124,163	136,339
As a percent of total net revenue	24.4%	23.8%	25.7%
Total revenue	$532,930	$521,259	$529,946
Americas includes both North and South America. EMEA includes European countries. APJ includes Australia, Japan and all other Asian countries.
International sales to Japan, the only foreign country which accounted for ten percent or more of revenue, was $112.4 million for fiscal 2016 or 21% of revenue, $92.2 million for fiscal 2015 or 18% of revenue and $108.3 million or 20% of revenue for fiscal 2014.
Approximately 98% and 97% of the Company’s property and equipment was located in the United States as of June 24, 2016 and June 26, 2015, respectively. The Company's property was not material in any individual foreign country.
24. FINANCIAL GUARANTEES
The Company has issued financial guarantees to cover rent on leased facilities and equipment, to government authorities for VAT and other taxes and to various other parties to support payments in advance of future delivery on goods and services. The majority of the Company’s financial guarantees have terms of one year or more. The maximum potential obligation under financial guarantees at June 24, 2016 was $3.6 million for which the Company has $3.5 million of assets held as collateral. The full amount of the assets held as collateral are included in short-term and long-term restricted cash in the consolidated balance sheets.
25. COMMITMENTS AND CONTINGENCIES
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
Future minimum lease payments under operating leases are as follows (in thousands):

Fiscal Year	Amount
2017	$6,220
2018	5,306
2019	4,233
2020	3,167
2021	3,312
Thereafter	6,400
Total	$28,638

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rent expense for fiscal 2016, 2015 and 2014 was approximately $4.4 million, $5.7 million and $7.4 million, respectively.
Purchase Commitments
In connection with supplier agreements, the Company has purchase obligations that include agreements to purchase certain units of inventory and non-inventory items through 2018. These purchase obligations that are enforceable and legally binding on the Company specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.
As of June 24, 2016, these non-cancelable purchase commitments were approximately $17.8 million, of which $12.5 million are due in the next 12 months.
Indemnification Agreements
The Company enters into standard indemnification agreements with its customers and certain other business partners in the ordinary course of business. These agreements include provisions for indemnifying the customer against any claim brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark, or misappropriates a trade secret, of that third-party. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim and a right to replace or modify the infringing products to make them non-infringing. The Company has not incurred significant expenses related to these indemnification agreements and no material claims for such indemnifications were outstanding as of June 24, 2016. As a result, the Company believes the estimated fair value of these indemnification agreements, if any, to be immaterial; accordingly, no liability has been recorded with respect to such indemnifications as of June 24, 2016.
Letter of Credit Arrangements
As of June 24, 2016, the Company has a $2.0 million outstanding letter of credit with Wells Fargo Bank to back the Company's obligation to pay or perform when required to do so pursuant to the requirements of an underlying agreement or the provision of goods or services to a supplier. This outstanding letter of credit is secured by restricted cash that is reflected on our balance sheet.
Contingencies
The Company may, from time to time, be involved in legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, securities and stockholder matters, patent infringement actions, contract disputes, domestic and international federal, state and local tax reviews and audits and other matters. The Company also may be subject to litigation and/or adverse rulings or judgments as a result of certain contractual indemnification obligations. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and it can reasonably estimate the amount of the loss. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.
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

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impact on the Company's consolidated financial condition, results of operations or cash flows of the period in which the resolution occurs or on future periods.
Litigation Related to Our Proposed Acquisition by HPE
Subsequent to the Company's fiscal year end, on August 29, 2016,  a stockholder class action complaint was filed in Santa Clara Superior Court on behalf of a putative class of SGI stockholders and naming as defendants SGI’s Board of Directors, SGI, HPE, and Acquisition Sub: Kierkla v. SGI, as the result of the Company's signing a definitive agreement to be acquired by Hewlett Packard Enterprise Company ("HPE"). Also, see note 27 "Subsequent Events". The complaint generally alleges that, in connection with the proposed acquisition of SGI by HPE, the individual director defendants breached their fiduciary duties to SGI’s stockholders by, among other things, purportedly failing to take steps to maximize the value of SGI to SGI’s stockholders and agreeing to allegedly preclusive deal protection devices in the Merger Agreement. The complaints further allege that HPE, Acquisition Sub, and/or SGI aided and abetted the individual defendants in the alleged breaches of their fiduciary duties. The complaints seek, among other things, an order enjoining the defendants from consummating the proposed transaction, in the event that the proposed transaction is consummated, an order rescinding it and setting it aside or awarding rescissory damages, an order directing defendants to account to the class for damages allegedly sustained, and attorneys’ fees and costs.  The Company intends to take all necessary steps to vigorously defend itself and any directors and/or officers named in the lawsuit as defendants.  SGI has not booked an accrual relating to any of these matters at this time, as amounts are not probable or estimable.

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

27. SUBSEQUENT EVENTS
Definitive Agreement to be acquired by Hewlett Packard Enterprise Company
On August 11, 2016 the Company announced that it has signed a definitive agreement to be acquired by Hewlett Packard Enterprise Company ("HPE") for $7.75 per share in cash, a transaction valued at approximately $275 million, net of cash and debt. HPE and SGI believe that by combining complementary product portfolios and go-to-market approaches they will be able to strengthen the leading position and financial performance of the combined business. The transaction is expected to close in the second or third quarter of the Company's fiscal year 2017 (November 1, 2016 - January 31, 2017), subject to regulatory and stockholders approvals and other customary closing conditions. Also see Note 25, "Commitments and Contingencies".

28. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of quarterly results of operations for fiscal 2016 and 2015 (in thousands, except per share amounts).

	Fiscal Quarter Ended
	June 24, 2016	March 25, 2016	December 25, 2015	September 25, 2015
Revenue	$122,714	$132,083	$151,826	$126,307
Gross profit	$37,488	$37,768	$40,825	$28,464
Net income (loss)	$134	$739	$(479)	$(11,572)

Basic net income (loss) per share:	$0.00	$0.02	$(0.01)	$(0.33)
Diluted net income (loss) per share:	$0.00	$0.02	$(0.01)	$(0.33)
Shares used in the calculation of net income (loss) per share:
Shares used in the calculation of basic net income (loss) per share:	36,319	35,954	35,531	35,174
Shares used in the calculation of diluted net income (loss) per share:	37,379	37,028	35,531	35,174

SILICON GRAPHICS INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Quarter Ended
	June 26, 2015	March 27, 2015	December 26, 2014	September 26, 2014
Revenue	$152,904	$118,504	$138,150	$111,701
Gross profit	$31,798	$33,659	$36,809	$32,372
Net loss	$(9,612)	$(8,762)	$(10,438)	$(10,333)

Basic and diluted net loss per share:	$(0.28)	$(0.25)	$(0.30)	$(0.30)
Shares used in the calculation of basic and diluted net loss per share:	34,839	34,586	34,375	34,420

SCHEDULE II.

SILICON GRAPHICS INTERNATIONAL CORP.
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Fiscal Year Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Allowance for doubtful accounts:
Beginning balance	$190	$287	$1,074
Charges, net of recoveries	520	44	70
Write-offs and adjustments	(235)	(141)	(857)
Ending balance	$475	$190	$287

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The evaluation considered the procedures designed to ensure that the information included in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the appropriate time periods and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 24, 2016.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that the Company’s internal control over financial reporting was effective as of June 24, 2016.
The effectiveness of our internal control over financial reporting as of June 24, 2016 has been audited by Deloitte & Touche LLP, independent registered public accounting firm, as stated in its report.
Changes in Internal Control over Financial Reporting
The Company also evaluated changes to its internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter ended June 24, 2016 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Silicon Graphics International Corp.
Milpitas, California

We have audited the internal control over financial reporting of Silicon Graphics International Corp. and subsidiaries (the "Company") as of June 24, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 24, 2016 of the Company and our report dated September 2, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the signing of a definitive agreement to be acquired by Hewlett Packard Enterprise Company.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 2, 2016

Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”
All other information required by this Item will be filed with the Commission in a Proxy Statement or Form 10-K/A within 120 days of the completion of the Company’s fiscal year ended June 24, 2016.

Item 11. Executive Compensation
The information required by this Item will be filed with the Commission in a Proxy Statement or Form 10-K/A within 120 days of the completion of the Company’s fiscal year ended June 24, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be filed with the Commission in a Proxy Statement or Form 10-K/A within 120 days of the completion of the Company’s fiscal year ended June 24, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be filed with the Commission in a Proxy Statement or Form 10-K/A within 120 days of the completion of the Company’s fiscal year ended June 24, 2016.

Item 14. Principal Accounting Fees and Services
The information required by this Item will be filed with the Commission within in a Proxy Statement or Form 10-K/A 120 days of the completion of the Registrant’s fiscal year ended June 24, 2016.

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
Mekonnen P. Asrat Chief Financial Officer
Dated: September 2, 2016

Exhibit 24.1
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jorge L. Titinger and Mekonnen P. Asrat, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jorge L. Titinger	President, Chief Executive Officer and Director	September 2, 2016
Jorge L. Titinger	(Principal Executive Officer)

/s/ Mekonnen P. Asrat	Senior Vice President and Chief Financial Officer	September 2, 2016
Mekonnen P. Asrat	(Principal Financial and Accounting Officer)

/s/ Rowena A. Numoto	Vice President and Corporate Controller	September 2, 2016
Rowena A. Numoto

/s/ Charles M. Boesenberg	Director	September 2, 2016
Charles M. Boesenberg

/s/ Gary A. Griffiths	Director	September 2, 2016
Gary A. Griffiths

/s/ Michael W. Hagee	Director	September 2, 2016
Michael W. Hagee

/s/ Douglas R. King	Director	September 2, 2016
Douglas R. King

/s/ Nina Richardson	Director	September 2, 2016
Nin Richardson

/s/ Ronald D. Verdoorn	Chairman of the Board of Director	September 2, 2016
Ronald D. Verdoorn

/s/ Kirsten Wolberg	Director	September 2, 2016
Kirsten Wolberg

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
2.1		Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc.	8-K	2.1	000-51333	4/1/2009
2.2		Amendment to Asset Purchase Agreement dated as of March 31, 2009, by and among Silicon Graphics, Inc., the subsidiaries of Silicon Graphics, Inc. listed on Schedule I thereto, and Rackable Systems, Inc., dated as of April 30, 2009.	8-K	2.1	000-51333	5/5/2009
2.3		Stock Purchase Agreement dated as of March 8, 2011, by and among Silicon Graphics World Trade B.V., SGI Japan, Ltd., certain subsidiaries of SGI Japan and NEC CORPORATION as the Stockholders' Representative.	8-K	2.1	000-51333	3/9/2011
2.4	†	Agreement and Plan of Merger, dated as of August 11, 2016, among Hewlett Packard Enterprise Company, Satellite Acquisition Sub, In. and Silicon Graphics International Corp.	8-K	2.1	000-51333	8/11/2016
3.1		Amended and Restated Certificate of Incorporation.	10-Q	3.1	000-51333	8/12/2005
3.2		Amended and Restated Bylaws.	10-K	3.2	000-51333	9/8/2014
3.3		Certificate of Ownership and Merger.	8-K	3.3	000-51333	5/21/2009
4.1		Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2		Form of Specimen Common Stock Certificate.	8-K	4.2	000-51333	5/21/2009
10.1	*	Form of Indemnification Agreement for directors and executive officers.	8-K	99.1	000-51333	5/14/2012

10.2	*	2005 Equity Incentive Plan, as amended.	10-K	10.3	000-51333	9/10/2012
10.3	*	2005 Non-Employee Directors’ Stock Option Plan.	S-1	10.1	333-122576	2/4/2005
10.4	*	2005 Employee Stock Purchase Plan, as amended.	S-8	99.1	000-51333	12/10/2014
10.5	*	Form of Stock Option Agreement under the 2006 New Recruit Equity Incentive Plan.	8-K	10.2	000-51333	1/30/2006
10.6	*	2006 New Recruit Equity Inventive Plan, as amended and restated.	10-K	10.48	000-51333	2/28/2007
10.7	*	Form of Option Agreement and Grant Notices under the 2005 Equity Incentive Plan.	8-K	10.2	000-51333	9/5/2006
10.8	*	Form of Stock Bonus Award Agreement and Grant Notice under the 2005 Equity Incentive Plan.	8-K	10.3	000-51333	9/5/2006
10.9	*	Form of Non-statutory Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan.	10-Q	10.11	000-51333	11/14/2006
10.10	*	Form of 2005 Equity Incentive Plan Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	10-K	10.16	000-51333	9/10/2012
10.11	*	2014 Omnibus Incentive Plan	S-8	99.1	000-51333	12/10/2014
10.12	*	2014 Omnibus Incentive Plan, as amended	10-Q	10.1	000-51333	1/29/2016
10.13	*	Form of Restricted Stock Unit Award Agreement under 2014 Omnibus Incentive Plan	10-Q	10.1	000-51333	5/1/2015

Exhibit Number	Exhibit Description	Incorporated by Reference	Filing Date	Filed Herewith

Form	Ex. No.		File No.
10.14	*	Employment Agreement Letter, dated February 21, 2012, between the Registrant and Jorge L. Titinger.	8-K	10.1	000-51333	2/23/2012
10.15	*	First Amendment to Employment Letter, dated April 8, 2013 between the Registrant and Jorge L. Titinger	101-Q	10.1	000-51333	11/4/2013
10.16	*	Employment Agreement Letter, dated April 30, 2012, between the Registrant and Robert J. Nikl.	8-K	10.1	000-51333	4/30/2012
10.17	*	First Amendment to Employment Letter, dated December 20, 2012 between the Registrant and Robert J. Nikl	10-Q	10.2	000-51333	11/4/2013
10.18	*	Employment Agreement Letter dated January 18, 2013 between the registrant and Cassio Conceicao.	8-K	10.1	000-51333	1/22/2013
10.19	*	Offer letter dated June 4, 2012 between the Registrant and Mekonnen Asrat	10-Q	10.1	000-51333	5/1/2015
10.20	*	First Amendment to Employment Letter Agreement dated December 17, 2012 between the Registrant and Mekonnen Asrat	10-Q	10.2	000-51333	5/1/2015
10.21	*	Second Amendment to Employment Letter Agreement dated October 30, 2015 between the Registrant and Mekonnen Asrat	10-Q	10.2	000-51333	1/29/2016
10.22	*	Offer letter dated May 24, 2013 between the Registrant and Kirk O. Williams					X
10.23	*	First Amendment to Employment Letter Agreement dated December 18, 2015 between the Registrant and Kirk O. Williams					X
10.24	*	Second Amendment to Employment Letter Agreement dated June 25, 2016 between the Registrant and Kirk O. Williams					X
10.25	*	Offer letter dated October 26, 2015 between the Registrant and Pete Hilliard					X
10.26		Credit Agreement, dated as of January 27, 2015, among Silicon Graphics International Corp., as Borrower, certain lenders, and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent.	8-K	10.10	000-51333	1/28/2015
10.27		Lease dated June 27, 2013 between the Registrant and The Irvine Company LLC.	8-K	10.10	000-51333	6/27/2013
21.1		Significant Subsidiaries of the Company					X
23.1		Consent of Independent Registered Public Accounting Firm					X
24.1		Power of Attorney (Included within document after SIGNATURES)					X
31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2		Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).					X
101.INS	***	XBRL Instance Document					X
101.SCH	***	XBRL Taxonomy Extension Schema Document					X
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement.

**
The certification attached as Exhibit 32.1 accompanies the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Silicon Graphics International Corp. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

***
XBRL (eXtensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed

†	Schedules have been omitted pursuant to ITem 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.