Form 10-K/A
period 2016-06-24
Silicon Graphics International Corp
filed 2016-10-21
CIK 1316625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 24, 2016 (the “Form 10-K”) originally filed on September 2, 2016 (the “Original Filing”) by Silicon Graphics International Corp, a Delaware corporation (“SGI,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 24, 2016.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

SILICON GRAPHICS INTERNATIONAL CORP.
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED JUNE 24, 2016

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our Executive Officers
Information required by this Item with respect to our executive officers is contained in Item I of Part I of this Annual Report on Form 10-K under the heading "Executive Officers of Registrant."

Our Directors
As of September 30, 2016, the Board of Directors of the Company (or the "Board") consists of eight directors. The names of our directors, their ages, and their positions with the Company are set forth in the table below, followed by certain other information about them:

Name	Age	Position
Charles M. Boesenberg	68	Director
Gary A. Griffiths	66	Director
Michael W. Hagee	72	Director
Douglas R. King	74	Director
Nina Richardson	58	Director
Jorge L. Titinger	55	Chief Executive Officer, President and Director
Ronald D. Verdoorn	66	Chairman of the Board of Directors
Kirsten O. Wolberg	48	Director
Charles M. Boesenberg has been a member of SGI’s Board of Directors since August 2006 and is also a member of our Audit Committee. Mr. Boesenberg’s previous experience in both business leadership and public company director service extends his range of knowledge, providing the Board with important perspectives as it leads and guides the Company from the standpoint of business and governance. Mr. Boesenberg served as Executive Chairman of the board of directors of Callidus Software, a publicly traded provider of sales performance management and incentive compensation software, from November 2007 until November 2008 and has served as Non-Executive Chairman of the board of directors since November 2008. Mr. Boesenberg has held senior executive positions at IBM and Apple and served as president and/or chief executive officer and chairman of NetIQ Corporation, Central Point Software, Magellan and Integrated Systems. Mr. Boesenberg served as a director from September 2006 to August 2013 at Keynote Systems, a publicly traded provider of on-demand test and measurement products for mobile communications, VoIP, streaming and Internet performance, which was acquired by Thoma Bravo in August 2013. Additionally, Mr. Boesenberg served from January 2013 to August 2013 on the board of Websense, Inc., a provider of Internet security software acquired by Vista Capital in June 2013. Mr. Boesenberg served as Chairman of the board of directors at Ancestry.com, a publicly traded provider of online family history, which was acquired by Permira Funds, from July 2006 until December 2012. He has also previously served on the boards of directors of Symantec, Interwoven, Macromedia, Onyx Software, Epicor Software and Maxtor. The Board has determined that Mr. Boesenberg should serve as a director based on his leadership experience and knowledge of the technology industry. Mr. Boesenberg holds a B.S. in Mechanical Engineering from the Rose Hulman Institute of Technology and an M.S. in Business Administration from Boston University.
Gary A. Griffiths has been a member of SGI’s Board of Directors since November 2004 and is a member of our Audit Committee. Mr. Griffiths also serves as the chairman of our Nominating and Corporate Governance Committee. His extensive executive leadership experience in both large complex and globally established companies, as well as his successful entrepreneurial accomplishments contributes to the Board’s ability to provide insight and business guidance. Since February 2015, Mr. Griffiths has been President & CEO of iPass Inc., a publicly-traded global Wi-Fi roaming network provider. Mr. Griffiths cofounded Trapit, Inc. in November 2009, and served as Chief Executive Officer through February 2015. In July 2008, Mr. Griffiths joined LiteScape Technologies, Inc., a company focused on unifying various communication technologies over VoIP, as Chief Executive Officer and Chairman. Upon the acquisition in May 2007 by Cisco Systems, Inc. of WebEx Communications, Inc., a provider of web-based conferencing solutions, Mr. Griffiths became a Vice President at Cisco, where he remained until April 2008. Mr. Griffiths joined WebEx in December 2005 as Vice President of Products, and became President of WebEx, where he remained until May 2007. From June 1999 to July 2005, Mr. Griffiths was Chairman, President and Chief Executive Officer at Everdream Corporation, a technology services company. The Board has determined that Mr. Griffiths should serve as a director based on his leadership experience and knowledge of the technology industry. Mr. Griffiths holds a B.S. in Aerospace Engineering from the United States Naval Academy and an M.S. from George Washington University.

 General Michael W. Hagee has been a member of SGI’s Board of Directors since February 2008. General Hagee is also a member of our Nominating and Corporate Governance Committee, as well as chairman of our Compensation Committee. General Hagee's qualifications include significant expertise and knowledge of the market segment and customers served by our SGI Federal business. His firsthand experience in successfully leading large, complex organizations is invaluable to the growth and management of our diverse global sales and services businesses, qualifying him as a highly skilled director on our Board. General Hagee is the head of MH Dimension Consulting, a firm specializing in advising, counseling and training in topics such as ethical leadership, team building, mentoring and organizational efficiency. General Hagee retired from the Marine Corps in January 2007. From 2003 to 2006 General Hagee was a member of the Joint Chiefs of Staff as the 33rd Commandant of the United States Marine Corps. Prior to that, he was the Commanding General of the 1st Marine Expeditionary Force. In total, General Hagee served in the U.S. military for more than 43 years. General Hagee holds numerous military, civilian, and foreign decorations, including the Bronze Star with Valor, National Intelligence Distinguished Service Medal, and Defense Distinguished Service Medal. The Board has determined that General Hagee should serve as a director based on his unparalleled leadership experience and knowledge of the markets in which we operate. General Hagee graduated with distinction from the U.S. Naval Academy with a B.S. in Engineering. General Hagee also holds an M.S. in Electrical Engineering from the U.S. Naval Postgraduate School and an M.A. in National Security and Strategic Studies from the Naval War College. General Hagee currently serves as a member of the board of directors of Cobham, plc, a publicly traded British manufacturing company.
Douglas R. King has been a member of SGI’s Board of Directors since February 2008 and serves as the chairman of our Audit Committee. He is also a member of our Nominating and Corporate Governance Committee. Mr. King brings invaluable experience in matters concerning financial reporting, auditing and general business operations. Through collaboration with our independent auditors and senior management team, Mr. King provides clarity and focus for the Company’s Audit Committee, allowing this vital function to guide the Company’s compliance with current audit issues. This experience qualifies Mr. King as a highly skilled contributor to our business, the Company and the Board. Mr. King is a Certified Public Accountant with more than 30 years of experience in the accounting industry. Mr. King most recently served as the Managing Partner of the San Francisco office of Ernst & Young LLP, from which he retired from in 2002. Currently, Mr. King serves on the boards of directors of: SJW Corp (as Chairman of the Audit Committee and member of the Executive Compensation and Finance Committees), Westport innovations, Inc. (as Chairman of the Audit Committee and member of the Governance and Strategy Committees) and the private company Adaptive Spectrum and Signal Alignment, Inc. Prior to these roles, Mr. King served as a director, Chairman of the Audit Committee and a member of the Governance, Compensation and Special Committees of Marvell Technology Group and a director, Chairman of the Audit Committee and member of the Governance Committee of Fuel Systems Solutions, Inc. The Board has determined that Mr. King should serve as a director based on his leadership experience and expertise in finance and accounting principles. Mr. King has a B.S. in Psychology and Business from the University of Wisconsin (Madison) and an M.B.A. from the University of Arkansas.
Jorge L. Titinger’s biography is set forth under the heading “Executive Officers of the Registrants" in Item I of Part I.
Nina Richardson joined SGI’s Board of Directors in January 2016 and is a member of our Compensation Committee. Ms. Richardson is an accomplished leader, bringing a wealth of experience from the global technology sector. Her extraordinary technology and business expertise and insights are extremely beneficial to SGI and its stockholders. Most recently, Ms. Richardson served as Chief Operating Officer of GoPro, a wearable electronic photographic equipment manufacturer and content producer, from 2013 to 2015; helping take that company public in 2014. Prior to that, Ms. Richardson provided consulting and interim operations management services for a variety of companies. Ms. Richardson brings over 30 years of experience in engineering, manufacturing, sales, supply chain management and global operations, and has held executive positions in a variety of industry sectors including consumer electronics, technology, energy, lighting, automotive and manufacturing. The Board has determined that Ms. Richardson should serve as a director based on her leadership experience and expertise in the technology industry. Ms. Richardson holds a B.S. in Industrial Engineering from Purdue University and an Executive M.B.A. from Pepperdine University

Ronald D. Verdoorn has served as a member of our Board of Directors since March 2005 and as Chairman of our Board since January 2006. Mr. Verdoorn also serves as a member of our Compensation Committee. Mr. Verdoorn has extensive experience in the operational and managerial requirements of public technology-based companies. This experience qualifies Mr. Verdoorn as a highly-skilled contributor to our business, the Company and Board, He possesses unique expertise regarding our strategic vision, management and operations. From January 2012 until February 2012, Mr. Verdoorn served as our interim chief executive officer. From August to December 2011, Mr. Verdoorn was chief executive officer of Fast Wrap USA LLC, a shrink-wrap company specializing in boat wrap, building wrap and large industrial shrink-wrap projects. From January 1999 to 2002, Mr. Verdoorn served as executive vice president of Global Operations for Affymetrix, Inc., a company specializing in the development of technology for acquiring and managing complex genetic information for use in biomedical research, genomics and clinical diagnostics, following which he continued as a consultant until December 2003. From 1997 to 1999, Mr. Verdoorn served as an independent consultant to the hard disk drive industry. From 1983 to 1997, Mr. Verdoorn held a number of positions with Seagate Technology, Inc., most recently as executive vice president and chief operating officer of Storage Products. Mr. Verdoorn is also on the board of directors of Fast Wrap USA LLC. Mr. Verdoorn holds a B.A. in Sociology from Linfield College in Oregon.
Kirsten O. Wolberg joined SGI’s Board of Directors in January 2016 and serves as a member of our Audit Committee. Ms. Wolberg possesses a strong background in strategy, technology and operations. Ms. Wolberg currently serves as Vice President, Talent, Performance and Learning for PayPal Holdings Inc., a global technology platform and payments leader. Previously, she held the role of Separation Executive, leading the separation program as part of the eBay/PayPal tax-free split, and was responsible for chief operating functions for PayPal Technology, as Vice President, Technology from June 2012 through January 2015. Ms. Wolberg previously served as CIO for Saleforce.com from 2008 to September 2011, and was named one of Computerworld’s 2016 Premier 100 Technology Leaders. In 2011, she was selected by the San Francisco Business Times as one of the Most Influential Women in Business in the Bay Area. Ms. Wolberg has served in leadership roles with The Leukemia and Lymphoma Society (LLS) and is on the Board of Trustees of the Greater Bay Area chapter of that organization. The Board has determined that Ms. Wolberg should serve as a director based on her leadership experience and knowledge of the technology industry. Ms. Wolberg holds a B.S. degree in Finance from the University of Southern California and an MBA degree from the J.L. Kellogg Graduate School of Management at Northwestern.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors and persons who own more than 10% of a registered class of equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC rules to furnish to us copies of all forms they file. Based solely on our review of the copies of such forms that we received and written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors and 10% stockholders were complied with during our fiscal year 2016.
Code of Business Conduct & Ethics
We have adopted the SGI Code of Business Conduct and Ethics that applies to all officers, directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct & Ethics can be found on our investor website at investors.sgi.com under Governance Documents.
Stockholders may request a free copy of the code by submitting a written request to Silicon Graphics International Corp., Attention: Corporate Secretary, 900 North McCarthy Blvd., Milpitas, California 95035. If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Corporate Governance Guidelines
The Board serves as our ultimate decision-making body, except with respect to matters reserved for the decision of our stockholders. The Board has adopted Corporate Governance Guidelines to assist in the performance of its responsibilities.
The Corporate Governance Guidelines provide, among other things, and in addition to the corporate governance matters described above, as follows:

1.	The Board of Directors, which is elected annually (we do not have a staggered board), will periodically review the appropriate size of the Board.

2.
It is the policy of the Board of Directors that our Chairman of the Board and Chief Executive Officer shall be different individuals, and if our Chairman of the Board is not an independent director, that we will have an independent director serve as our Lead Independent Director.

3.
Non-management directors may serve as a board member on no more than four additional public companies, and our Chief Executive Officer can serve as a board member on no more than two additional public companies. In addition, no member of our Audit Committee can serve on the audit committee of more than two additional public companies without the prior approval of our Chairman of the Board.

4.
In uncontested elections, if a Board member receives more “withheld” votes than “for” votes, then our Nominating and Corporate Governance Committee (or NCGC) will recommend to the Board of Directors whether to accept the resignation of such director, and the Board will accept the resignation absent compelling circumstances to the contrary. Further, the director subject to that determination will not participate in the decision as to whether to accept the resignation.

5.
Directors who retire from their employment or materially change their position must notify the Chairman of the Board and the Company’s General Counsel. The NCGC and the Board will then evaluate whether the individual continues to satisfy the Board’s membership criteria in light of his or her new occupational status. The director who is changing his or her job responsibility will not participate in the NCGC recommendation or Board action on this evaluation. Such director is expected to ensure that other existing and planned future commitments do not materially interfere with the member’s service as a director of SGI and are consistent with SGI’s conflict-of-interest policies.

6.	Directors are expected to participate in continuing education programs as necessary in order to maintain the necessary level of expertise to perform their responsibilities as directors.

7.
The NCGC, in conjunction with either the Chairman or the Lead Independent Director (as applicable), will conduct an annual self-evaluation and self-assessment of the Board, its committees and its members.

Stockholders may request a free copy of the guidelines by submitting a written request to Silicon Graphics International Corp., Attention: Corporate Secretary, 900 North McCarthy Blvd., Milpitas, California 95035. These guidelines can be found on our investors’ website at investors.sgi.com under Governance Documents.
Stock Ownership Guidelines
Our Stock Ownership Guidelines provide that the Company’s CEO and each non-employee director who has served on the Board for at least one year are expected to own shares of SGI’s common stock with a market value at least as high as three times the amount of base salary and annual base cash retainer, respectively. Our stock ownership guidelines also provide that other executive officers own shares of SGI common stock with a market value of at least one time the amount of such officer’s base salary. Per our policy, unvested restricted stock and unvested restricted stock units are included for purposes of ownership levels, but unexercised stock options are not. As of the date hereof, each of our directors and named executive officers is in compliance with our guidelines.
Pursuant to our Insider Trading Policy, officers, directors and other designated insiders may not engage in hedging or monetization transactions or similar arrangements with respect to our stock.
Information Regarding Committees of the Board of Directors
The Board had three committees: an Audit Committee, a Compensation Committee and a NCGC. Each of the committees has authority to engage legal counsel or other advisors or consultants as it deems appropriate to carry out its responsibilities. The Board of Directors has determined that each member of each committee meets the applicable NASDAQ rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

Audit Committee
The Audit Committee of the Board oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee’s responsibilities include the following

•	Overseeing the integrity of the Company’s financial statements, accounting and financial reporting processes and systems of internal control over financial reporting;

•	Evaluating the performance of, and assessing the qualifications and independence of, the independent auditors;

•	Determining and approving the engagement of the independent auditors;

•	Determining whether to retain or terminate the existing independent auditors or to appoint and engage new independent auditors;

•	Reviewing and approving the retention of the independent auditors to perform any proposed permissible non-audit services;

•	Monitoring the rotation of partners of the independent auditors on SGI’s audit engagement team as required by law;

•	Conferring with management and the independent auditors regarding the effectiveness of internal controls over financial reporting;

•	Reviewing SGI’s major financial risk exposures in connection with various matters, including the filing of our periodic reports with the SEC;

•
Establishing procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

•	Reviewing our annual audited financial statements and quarterly financial statements with management and our independent auditors.
Four directors currently comprise the Audit Committee: Messrs. King (Chairman), Boesenberg and Griffiths and Ms. Wolberg. The Board has adopted a written Audit Committee Charter, which can be found on our investor website at investors.sgi.com under Governance Documents.
The Board annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) and (ii) of the NASDAQ listing standards). The Board has determined that each of Messrs. King, Boesenberg and Griffiths qualify as “audit committee financial experts,” as defined in applicable SEC rules. The Board made a qualitative assessment of Messrs. King’s, Boesenberg’s and Griffiths’ and Ms. Wolberg’s level of knowledge and experience based on a number of factors, including: Mr. King’s past experience as a managing partner at Ernst & Young, LLP, and his experience as an audit committee member and chairman for numerous public companies; Mr. Boesenberg’s professional experience as the president and/or chief executive officer of various companies and his experience as an audit committee member and financial expert at other publicly traded companies; Mr. Griffiths’ professional experience as the chief executive officer of various companies; and Ms. Wolberg’s experience as a business leader in the technology sector.
Compensation Committee
The Compensation Committee reviews and approves the Company’s overall compensation strategy and policies, as set out more fully below.
The Compensation Committee of the Board is comprised of three non-employee directors of SGI: Messrs. Hagee (Chairman) and Verdoorn, and Ms. Richardson, each of whom the Board has determined to be “independent” as defined by the listing standards of NASDAQ. In addition, all Compensation Committee members who approve “qualified performance-based compensation” awards are “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), to allow SGI a tax deduction for certain employee compensation exceeding $1,000,000 per individual. All Compensation Committee members are also “outside directors” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934 (the “Exchange Act”) to allow SGI to exempt certain option grants and similar transactions from the short-swing profits prohibition of Section 16 of the Exchange Act. The Compensation Committee has delegated authority to the Stock Option Grant Subcommittee, under the leadership of the CEO, to approve non-officer new-hire, promotion and routine grants of awards, within certain parameters set by the committee. The Board has adopted a written Compensation Committee Charter, which can be found on our investor website at investors.sgi.com under Governance Documents.
The duties and responsibilities of the Compensation Committee include:

•	Overseeing SGI’s overall compensation strategy and policies and assessing whether SGI’s compensation structure establishes appropriate incentives for management and employees;

•	Assessing material adverse risks facing the Company arising from the Company’s compensation policies and practices, and considering ways to address those risks;

•
Reviewing, modifying (as necessary) and approving corporate performance goals and objectives relevant to the compensation of SGI’s executive officers and senior management and evaluating the performance of such individuals in light of those goals and objectives;

•	Evaluating and recommending to the Board the compensation plans and programs advisable for the Company and establishing policies with respect to equity compensation arrangements;

•	Reviewing and making recommendations to the Board with respect to stockholder approval of executive compensation, the frequency of such stockholder votes and “golden parachute” arrangements;

•	Reviewing and making recommendations to the Board with respect to stockholder proposals related to compensation matters;

•
Reviewing and approving the terms of employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management;

•
Determining and approving the compensation and other terms of employment of our CEO, including analyzing competitive market data, determining the corporate goals and objectives relevant to his compensation, and evaluating his performance in light of those goals and objectives;

•	Reviewing compensation programs and determining the compensation of our executive officers;

•	Reviewing compensation programs and determining the compensation of our Board members;

•	Evaluating and, in certain cases, amending and administering our general compensation plans, including bonus plans, equity incentive and stock purchase plans, and similar programs;

•	Reviewing, discussing and assessing the Compensation Committee’s own performance at least annually; and

•
Preparing and reviewing SGI’s Compensation Discussion and Analysis and related disclosures that are required to be included in our annual proxy statement in accordance with the rules and regulations of the SEC.

The Compensation Committee has full access to all our books, records, facilities and personnel as deemed necessary or appropriate by any member of the Compensation Committee to discharge his responsibilities under its charter. The Compensation Committee has the authority to obtain, at our expense, advice and assistance from internal or external legal, accounting or other advisors and consultants. In addition, the Compensation Committee has sole authority to retain and terminate any compensation consultant to assist in the evaluation of director, chief executive officer or senior executive compensation, including sole authority to approve such consultant’s reasonable fees and other retention terms, all at our expense. The Compensation Committee has the authority to incur other reasonable expenditures for external resources that the Compensation Committee deems necessary or appropriate in the performance of its duties, as addressed by The Dodd-Frank Wall Street Reform and Consumer Protection Act.
Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee served as an officer or employee of SGI during fiscal 2016. No member of our Board or our Compensation Committee served as an executive officer of another entity that had one or more of our executive officers serving as a member of that entity’s board or compensation committee.
Nominating and Corporate Governance Committee
The NCGC of the Board is responsible for the following, among other things:

•	Identifying, reviewing and evaluating candidates to serve as directors of SGI;

•	Reviewing and evaluating incumbent directors;

•	Selecting candidates for election to the Board;

•	Serving as a point of communication between Board candidates, non-committee directors and management;

•	Making recommendations to the Board regarding the membership of the committees of the Board;

•	Reviewing and recommending criteria and policies relating to service and tenure of Board members;

•	Assessing the performance of the Board;

•
Reviewing with the Company’s CEO plans for succession to the offices of the Company’s executive officers and making recommendations to the Board with respect to the selection of individuals to succeed to such positions; and

•	Developing a set of corporate governance principles for SGI.
The Board has adopted a written NCGC Charter, which can be found on our investor website at investors.sgi.com under Governance Documents. Three directors comprise the NCGC: Mr. Griffiths (Chairman), General Hagee and Mr. King. All members of the NCGC are independent (as independence is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards).
The NCGC believes that nominees for director of SGI should possess the following minimum criteria: be able to read and understand basic financial statements and have the highest personal integrity and ethics. The NCGC also intends to consider the following additional criteria for nominees for director of SGI: the candidate’s possession of relevant expertise upon which to be able to offer advice and guidance to management; sufficient time to devote to the affairs of SGI; demonstrated excellence in his or her field; the ability to exercise sound business judgment; and the commitment to rigorously represent the long-term interests of our stockholders. The NCGC evaluates candidates for director nominees in the context of the current composition of the Board, the operating requirements of SGI and the long-term interests of stockholders. In conducting this assessment, the NCGC considers the criteria for director qualifications set by the Board, as well as diversity (which may include diversity of professional experience, education, skills and opinions, as well as diversity of personal background), skills and such other factors as it deems appropriate given the current needs of the Board and SGI to maintain a balance of knowledge, experience and capability. The NCGC does not have a formal policy with respect to diversity; however, the Board and the NCGC believe that it is essential that the Board members represent diverse viewpoints. In considering candidates for the Board, the NCGC considers the entirety of each candidate’s credentials in the context of these standards. Further, in the case of incumbent directors whose terms of office are set to expire, the NCGC reviews such directors’ overall service to SGI during their term, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair such directors’ independence. In the case of new director candidates, the NCGC also determines whether the nominee must be independent for NASDAQ purposes, which determination is based upon applicable NASDAQ listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary.
The NCGC then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The NCGC conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The NCGC meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote. To date, the NCGC has not retained any third-party search firm to assist in the process of identifying or evaluating director candidates.
Meetings of the Board of Directors
The Board of Directors met 12 times during the last fiscal year. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he served.
As required under applicable NASDAQ listing standards, the Company’s independent directors regularly met in executive sessions at which only independent directors were present.
The following table provides membership and meeting information for fiscal 2016 for the Board and each of the Board’s committees:

Type of Meeting Held	Number of Meetings

Board	12
Audit Committee ("AUD")	9
Compensation Committee ("COM")	6
NCGC ("NOM")	2

Director	Board Meetings Attended	Committee Meetings Attended

Jorge L. Titinger	12 of 12	N/A
Ronald D. Verdoorn	12 of 12	6 of 6 COM
Charles M. Boesenberg	12 of 12	9 of 9 AUD
Gary A. Griffiths	10 of 12	7 of 9 AUD
2 of 2 NOM
Michael W. Hagee	11 of 12	2 of 2 NOM
6 of 6 COM
Douglas R. King	12 of 12	2 of 2 NOM
9 of 9 AUD
Nina Richardson	9 of 10	3 of 6 COM
Kirsten O. Wolberg	8 of 10	3 of 9 AUD
Stockholder Communications with the Board of Directors
Our Board has adopted a formal process by which stockholders may communicate with the Board or any of its directors. Stockholders wishing to communicate with the Board or an individual director may send a written communication addressed as follows: SGI Board Communication, 900 North McCarthy Blvd., Milpitas, California 95035. Any communication sent must state the number of shares owned by the security holder making the communication. Our corporate secretary will review each communication and forward such communication to the Board or to any individual director to whom the communication is addressed unless the communication is in the nature of advertising, promotions of a product or service, unduly frivolous, hostile, threatening or similarly inappropriate, in which case our corporate secretary shall discard the communication.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS (1)

The primary purpose of the Audit Committee is to assist the Board in its general oversight of SGI’s financial reporting process. The Audit Committee’s function is more fully described in its charter, which can be found on our investor website at investors.sgi.com under Governance Documents. The Audit Committee reviews the charter on an annual basis. The Board annually reviews the NASDAQ listing standards’ definition of independence for audit committee members and has determined that each member of the Audit Committee meets that standard.
Our management has primary responsibility for preparing our financial statements, ensuring the integrity of such data and establishing the financial reporting process, including our systems of internal controls. Deloitte & Touche LLP, our independent registered public accounting firm, is responsible for performing an audit of our consolidated financial statements, and expressing an opinion as to the conformity of such financial statements with generally accepted accounting principles in the United States. The Audit Committee’s responsibility is to oversee and review this process.
In fulfilling its oversight responsibilities, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended June 24, 2016 with management of the Company, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. The Audit Committee has discussed with the independent auditors its judgments as to the quality, not just the acceptability, of our accounting principles and such other matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T. The Audit Committee has also received the written disclosures and the letter from the independent accountants required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the audit committee concerning independence, and has discussed with the independent accountants the independent accountants’ independence.
Based on the foregoing, and in reliance on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2016.
Respectfully submitted,

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
Douglas R. King (Chairman)
Charles Boesenberg
Gary A. Griffiths
Kirsten O. Wolberg

(1) The material in this report is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of SGI under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 11. Executive Compensation
Equity Compensation Plan Information
The following table provides information as of June 24, 2016 with respect to shares of our common stock that may be issued under our existing equity compensation plans as of that date.

Plan Category	Number of securities to be issued upon exercise of options		Weighted average exercise price of outstanding options	Number of available securities remaining for future issuance

Equity compensation plans approved by stockholders (1)	2,501,064	(3)	$10.63	$3,227,861	(4)
Equity compensation plans not approved by stockholders (2)	467,422		$8.56	—
Total	2,968,486		$9.82	$3,227,861

(1)
Consists of these plans: our 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), 2005 Equity Incentive Plan (the “2005 Plan”), 2005 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and the 2005 Employee Stock Purchase Plan (the “Purchase Plan”).

(2)
Consists of one plan: our 2006 New Recruit Equity Incentive Plan (the “2006 Plan”). See Note 18 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 24, 2016 for a description of this plan.

(3)
Excludes purchase rights accruing under the Purchase Plan. Under the Purchase Plan, each eligible employee may purchase up to $25,000 worth of SGI’s common stock (determined on the basis of the fair market value per share on the date or dates such rights are granted) at each semi-annual purchase date (February 14th and August 14th of each year) at a purchase price per share equal to eighty-five percent (85%) of the lower of (a) the closing selling price per share of common stock on the date immediately preceding the start date of the offering period in which that semi-annual purchase date occurs and (b) the closing selling price per share of common stock on the semi-annual purchase date.

(4)
Includes shares available for future issuance under the 2014 Plan and the Purchase Plan. As of June 24, 2016, an aggregate of 1,887,844 and 1,340,017 shares of common stock were available for issuance under the 2014 Plan and the Purchase Plan, respectively. Subsequent to the year-end, the Purchase Plan was terminated.

Compensation of Directors
Each non-employee director of the Company is entitled to receive an annual retainer for Board participation and an annual retainer for committee participation. Board and committee chairs receive additional compensation for their chair duties. We also reimburse our non-employee directors for all reasonable expenses incurred in attending meetings of the Board and its committees. In addition, Board members receive annual equity awards for their service to the Company.

Director Compensation for Fiscal 2016
The following table shows, for the fiscal year ended June 24, 2016, certain information with respect to the compensation of all non- employee directors of SGI.

	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation (3)	Total
	(in Dollars)

Mr. Charles M. Boesenberg	$55,000	$112,663	$5,362	$173,025
Mr. Gary Griffiths	$73,000	$112,663	$—	$185,663
General Micheal W. Hagee	$65,000	$112,663	$—	$177,663
Mr. Douglas King	$74,000	$112,663	$—	$186,663
Ms. Nina Richardson	$23,167	$99,885	$—	$123,052
Mr. Ron Verdoorn	$78,000	$112,663	$7,165	$197,828
Ms. Kirsten O. Wolberg	$23,333	$140,835	$—	$164,169

Former Director
Mr. Hagi Schwartz (4)	$27,500	$—	$7,672	$35,172

(1)
This column represents annual director fees, non-employee chairman fees, committee chairman fees and other committee member fees earned in fiscal 2016. Excludes fees paid in fiscal 2016 but earned in fiscal 2015. The table below provides additional detail on the cash compensation payable to our non-employee directors.

(2)
Pursuant to the Company’s long-term equity incentive plan, Board members received equity awards for their service to the Company on the first business day of the month after the Company’s 2015 annual meeting of stockholders for fiscal 2015. Each Board member received a grant of RSUs, targeted at $120,000 and calculated by dividing $120,000 by the 60-day average closing price of the Company’s common stock for the 60 days immediately prior to the grant date. These RSUs will vest in full on the earlier of (a) the next annual meeting of stockholders and (b) one year from the date of grant, subject to continuous service to the Company.

(3)	Consists of amounts paid for our contribution to the payment of the director’s medical, dental and vision insurance premiums.

(4)	Mr. Schwartz's term as a Board member ended December 8, 2015, as he did not stand for re-election at the 2015 Annual Meeting of Stockholders.

Cash compensation payable to our non-employee directors for the fiscal year ended June 24, 2016 was as follows:

Amount ($)
Annual Retainer for Board Members:	$45,000
Annual Retainers for Committee Participation—
Audit Committee Chairperson:	$24,000
Other Audit Committee Members:	$10,000
Compensation Committee Chairperson:	$15,000
Other Compensation Committee Members:	$8,000
Nominating Committee Chairperson	$10,000
Other Nominating Committee Members:	$5,000
Annual Retainer for Non-Employee Chairman of the Board	$25,000
All retainer payments are paid quarterly in arrears, and are pro-rated for any partial quarters served. In addition, we also reimburse our non-employee directors for all reasonable expenses incurred in attending meetings of the Board and its committees.

Compensation Discussion and Analysis
This “Compensation Discussion & Analysis” section sets forth the approach, rationale, background and methods of our executive compensation practices for our named executive officers for our fiscal year ended June 24, 2016. The purpose of this discussion is to provide the context necessary to understand the compensation of our named executive officers, which is detailed in the tables and narratives that follow.

Executive Summary and Compensation
Fiscal 2016 Financial Highlights
For fiscal 2016, our key financial results were as follows:

•	Our total revenue was $533 million;

•	Our GAAP net loss was $11.2 million;

•	Our GAAP diluted loss per share (“EPS”) was $0.31.
Fiscal 2016 Executive Compensation and Pay-For-Performance
In fiscal 2016, consistent with our “pay-for-performance” philosophy, the Compensation Committee based a significant portion of each named executive officer’s target total direct compensation on Company performance. During fiscal 2016, the Compensation Committee continued to emphasize a strong relationship between executive pay and Company performance and continued to emphasize a mix of short-term and long-term performance-based compensation to reinforce our pay-for-performance philosophy. The Compensation Committee also reviewed and considered a balance between pay for performance and retention of our executive officers, as overall target total direct compensation had declined significantly during recent years and the Company had begun to experience personnel departures as a result. The Compensation Committee generally targets total direct compensation at the 50th percentile of the Company’s Peer Group as described below.
In August 2015 the Compensation Committee took the following key compensation actions with respect to our named executive officers for fiscal 2016:
Fiscal 2016 Base Salaries
The Compensation Committee determined that certain market adjustments were necessary and approved fiscal 2016 annual base salaries as noted below, effective as of the first business day of the fiscal third quarter.

	Base Salary (1)
Named Executive Officer	Fiscal 2016	Fiscal 2015	% Change

Jorge Titinger	$605,000	$585,000	3.4%
Cassio Conceicao	$405,000	$385,000	5.2%
Robert Nikl	$385,000	$385,000	—
Mekonnen Asrat	$255,000	$247,500	3.0%
Fiscal 2016 Performance For Results Bonus Plan
The Compensation Committee established the fiscal 2016 Performance For Results Bonus (the “2016 PFR”) as our short-term performance-based incentive plan and set target annual bonus opportunities for our executive officers as a percentage of base salary, with target bonus amounts for each named executive officer noted below. The 2016 PFR is identical in all respects to the 2015 PFR:

•
The Compensation Committee selected revenue and non-GAAP operating income as the performance measures for fiscal 2016, as it considered those performance measures to be consistent with our fiscal 2016 operating plan. In addition, these performance measures serve to further our near-term revenue growth objectives and encourages us to focus on current year financial goals. Further, consistent use of these measures enables us to gauge our progress year-over-year, as well as compare our financial performance against the performance of our competitors.

Named Executive Officer	Annual Target Bonus	Target %

Jorge Titinger	$605,000	100%
Cassio Conceicao	$303,750	75%
Robert Nikl	$288,750	75%
Mekonnen Asrat	$102,000	40%

•
The Compensation Committee did not adjust any target percentage amount for any named executive officer in fiscal 2016. Because we did not achieve the threshold performance levels set forth in the 2016 PFR, our named executive officers did not receive any annual cash incentive payments for fiscal 2016.

Fiscal 2016 Long-Term Equity Incentive Compensation
The Compensation Committee determined that a mix of 75% time-based restricted stock unit (“RSU”) awards and 25% performance-based restricted stock unit (“PSU”) awards should be granted to our executive officers. In changing its weighting from the 50/50 mix that had been used in prior years, the Compensation Committee chose to give greater emphasis to its retention objectives, noting the decline in overall target total direct compensation for our employees, including executives, and recent personnel departures. Accordingly, the Compensation Committee granted each named executive officer RSUs and PSUs as follows:

Executive Officer	RSU Grant	PSU Grant

Jorge Titinger	214,000	71,500
Cassio Conceicao	75,500	25,000
Robert Nikl	63,000	21,000
Mekonnen Asrat	10,500	—

•
The target long-term incentive compensation opportunities for our executive officers was calculated based on a 60-day average of market price of our common stock through August 7, 2015, capped at $8.11 per share.

•
These RSU awards granted to our named executive officers vest on a quarterly basis over a period of four years from August 12, 2015, the date of grant, subject to the individual’s continued employment through each vesting date.

•	The PSU awards granted to our named executive officers are subject to the following terms and conditions:

•	The shares of our common stock subject to these awards are to be earned over fiscal 2016.

•
The shares of our common stock subject to these awards will be earned based on our performance as measured against the following metrics: total stockholder return (50%); and strategic objectives related to top line revenue and non-GAAP gross margin (50%).

•	The target number of shares subject to these awards may be increased or decreased based on our actual level of achievement with respect to the performance metrics:

•	If we achieve 50% or less of the target performance level for any strategic metric, then no shares will be earned with respect to that portion of the award.

•	If we achieve 75% of the target performance level for a metric, then 50% of the target number of shares will be earned with respect to such metric.

•	If we achieve 100% of the target performance level for a metric, then 100% of the target number of shares will be earned with respect to such metric.

•	If we achieve 125% or more of the target performance level for a metric, then 150% of the target number of shares will be earned with respect to such metric.

•
The actual number of shares earned will vest as to 25% of the earned shares on the day following the date the Compensation Committee approves our actual performance with respect to each metric for the fiscal year ending June 24, 2016. The remaining earned shares will vest in 12 equal quarterly installments over the subsequent three years, subject to the named executive officer’s continued employment through each vesting date.

In August 2016, the Compensation Committee determined attainment of the total stockholder return metric at below 50% and the revenue and non-GAAP gross margin metric at 78%, resulting in performance-based restricted stock unit awards being earned at 39% of their total August 2015 grant amount.

Executive Compensation Policies and Practices
We endeavor to maintain sound executive compensation policies and practices, including compensation-related corporate governance standards, consistent with our executive compensation philosophy. During fiscal 2016, we maintained the following executive compensation policies and practices, including policies and practices we have implemented to drive performance and policies and practices that either prohibit or minimize behaviors that we do not believe serve our stockholders’ long-term best interests:
What We Do

•	Maintain an Independent Compensation Committee. The Compensation Committee consists solely of independent directors who establish our compensation practices.

•
Retain an Independent Compensation Advisor. The Compensation Committee has engaged its own compensation consultant as its advisor to provide information, analysis, and other advice on executive compensation independent of management.

•
Review Executive Compensation Annually. The Compensation Committee conducts an annual review of our compensation strategy, including a review of our compensation peer group used for comparative purposes.

•
Use a Pay-for-Performance Philosophy. A significant portion of our executive officers’ compensation is directly linked to corporate and individual performance. We structure executive officer target total direct compensation opportunities with a predominant long-term equity component, thereby making a substantial portion of each executive officer’s target total direct compensation dependent upon the performance of our stock price and/or other specified financial metrics.

•
Provide for At-Risk Compensation. Our executive compensation program is designed so that a significant portion of our executive officers’ compensation is “at risk” based on corporate performance, as well as equity-based, to align the interests of our executive officers and stockholders.

•
Conduct a Compensation-Related Risk Assessment Annually. The Compensation Committee regularly reviews our compensation-related risk profile to ensure that our compensation-related risks do not create inappropriate or excessive risk and are not reasonably likely to have a material adverse effect on the Company.

•
Maintain a Stock Ownership Policy. We maintain stock ownership guidelines for our Chief Executive Officer ("CEO"), the executive officers who report to our CEO, and the non-employee members of our Board of Directors under which they must accumulate and maintain, consistent with the terms of the guidelines, shares of our common stock.

•
Conduct an Annual Stockholder Advisory Vote on Named Executive Officer Compensation. We conduct an annual stockholder advisory vote on the compensation of our Named Executive Officers. The Compensation Committee considers the voting results of this advisory vote during the course of its deliberations and also separately seeks to engage on corporate governance matters with stockholders.

•
“Double-Trigger” Change-in-Control Arrangements. All payments and benefits under our post-employment compensation arrangements in the event of a change in control of the Company are based on a “double-trigger” arrangement (that is, they require both a change in control of the Company plus a qualifying termination of employment before payments and benefits are paid).

•	Succession Planning. We review the risks associated with our key executive officer positions to ensure adequate succession plans are in place.
What We Do Not Do

•
No Retirement Plans. We do not currently offer, nor do we have plans to offer, pension arrangements, retirement plans, or any non-qualified deferred compensation plans or arrangements to our executive officers other than the plans and arrangements that are available to all employees.

•	No Hedging. We prohibit our executive officers and the non-employee members of our Board of Directors from hedging or engaging in any derivatives trading with respect to our equity securities.

•
No Tax Gross Up Payments on Perquisites. We do not provide any tax reimbursement payments (including “gross- ups”) on any perquisites or other personal benefits, other than standard relocation benefits.

•	No Dividend Equivalents. We do not pay dividend equivalents on unvested restricted stock unit awards, including unvested performance-based restricted stock unit awards.

Stockholder Advisory Vote
At our 2015 Annual Meeting of Stockholders, we conducted a non-binding stockholder advisory vote on the fiscal 2015 compensation of our named executive officers (commonly known as a “Say-on-Pay” vote). Excluding abstentions and broker non-votes, our stockholders approved the fiscal 2015 compensation of our named executive officers with over 91% of the votes cast in favor of the proposal. Our Board of Directors and the Compensation Committee considered this outcome favorable and believed it conveyed our stockholders’ support of our existing executive compensation philosophy and program.
Fiscal 2017 Executive Compensation
In August 2016, the Compensation Committee reviewed salary adjustments and annual and long-term incentive compensation plans for fiscal 2017. The principal terms and conditions of the approved plans are as follows:
Fiscal 2017 Base Salaries
The Compensation Committee determined that market adjustments to the base salaries of our named executive officers was not necessary for fiscal 2017.
Fiscal 2017 Performance For Results Bonus Plan
The Compensation Committee established the fiscal 2017 Performance For Results Bonus (the “2017 PFR”) as our short- term performance-based incentive plan and set target annual bonus opportunities for our executive officers as a percentage of base salary. The 2017 PFR is identical in design to the 2016 PFR. The Compensation Committee selected revenue and non-GAAP operating income as the performance measures for fiscal 2017, as it considered those performance measures to be consistent with our fiscal 2016 operating plan. In addition, these performance measures serve to further our near-term revenue growth objectives and encourages us to focus on current year financial goals. Further, consistent use of these measures enables us to gauge our progress year-over-year, as well as compare our financial performance against the performance of our competitors. The Compensation Committee did not adjust any target percentage amount for any named executive officer in fiscal 2017.
Fiscal 2017 Long-Term Equity Incentive Compensation
The Compensation Committee determined that a mix of 75% time-based restricted stock unit (“RSU”) awards and 25% performance-based restricted stock unit (“PSU”) awards should be granted to our executive officers. The Compensation Committee chose to give greater emphasis to its retention objectives as it made its decision regarding the mix of time-based and performance-based shares, noting the recent decline in overall target total direct compensation for our employees, including executives, and recent personnel departures. The fiscal 2017 long-term incentive plan has the following characteristics:

•
The RSU awards granted to our named executive officers vest on a quarterly basis over a period of three years from August 10, 2016, the date of grant, subject to the individual’s continued employment through each vesting date.

•	The PSU awards granted to our named executive officers are subject to the following terms and conditions:

•	The shares of our common stock subject to these awards are to be earned over fiscal 2017.

•
The shares of our common stock subject to these awards will be earned based on our performance as measured against the following metrics: total stockholder return (50%); and strategic objectives related to top line revenue and non-GAAP gross margin (50%).

•	The target number of shares subject to these awards may be increased or decreased based on our actual level of achievement with respect to the performance metrics:

◦	If we achieve 50% or less of the target performance level for any strategic metric, then no shares will be earned with respect to that portion of the award.

◦	If we achieve 75% of the target performance level for a metric, then 50% of the target number of shares will be earned with respect to such metric.

◦	If we achieve 100% of the target performance level for a metric, then 100% of the target number of shares will be earned with respect to such metric.

◦	If we achieve 125% or more of the target performance level for a metric, then 150% of the target number of shares will be earned with respect to such metric.

•
The actual number of shares earned will vest as to one-third of the earned shares on the day following the date the Compensation Committee approves our actual performance with respect to each metric for the fiscal year ending June 30, 2017. The remaining earned shares will vest in 8 equal quarterly installments over the subsequent two years, subject to the named executive officer’s continued employment through each vesting date.

•	Upon a change in control of the Company, the performance metrics associated with these awards will be deemed attained.
Executive Compensation Philosophy
Compensation of our executive officers is intended to attract, motivate and retain highly qualified individuals with the leadership skills necessary to achieve our annual and long-term business objectives and to create sustainable long-term stockholder value. The Compensation Committee has the responsibility for establishing and overseeing our executive officer compensation programs, and in discharging its responsibilities seeks to achieve the following objectives:

•	Our executive officers should be fairly compensated for the value of work provided, including the achievement of specific Company goals and objectives.

•
Our executive officers’ target total direct compensation (consisting of base salary, annual cash incentive compensation opportunity and long-term equity incentive compensation opportunity) should be competitive with market practices.

•
The compensation of our executive officers should align their interests with the interests of our stockholders by promoting stock ownership, and thereby discouraging behaviors that may lead to unnecessary or excessive risk taking.

•
A significant portion of the target total direct compensation opportunity of our executive officers should be at risk, provided such risk does not lead to unnecessary or excessive risk taking, and with payments varying based on our financial and operational performance as well as each executive officer’s level of responsibility and individual performance at SGI.

•	Our executive compensation program should be implemented in an objective and non-discriminatory manner.
To achieve these objectives, the Compensation Committee has designed a compensation program that ties a portion of each executive officer’s overall compensation to Company and individual performance. The Compensation Committee strives to create an executive compensation program that is competitive with the executive compensation paid by comparable public technology companies.
Determining Executive Compensation
The Compensation Committee determines all aspects of the compensation for our executive officers.
In August 2015, when the Compensation Committee designed and implemented compensation programs for fiscal 2016, it performed a comprehensive executive compensation review, including an analysis of base salary, annual cash incentive compensation and long- term equity compensation. In performing this review, the Compensation Committee carefully considered data provided by the independent consulting firm, Compensia. Compensia was charged with conducting a competitive analysis of our executive compensation and evaluating the competitiveness of our compensation practices against our peer group, as further discussed below under “Consultants and Market Positioning Philosophy.” Compensia compared the components of executive compensation for each of our executive officers against the median peer group results and made recommendations to the Compensation Committee based on these results. The Compensation Committee considered the 50th percentile for total direct compensation to be fair compensation consistent with other companies with which we compete for executive talent. As a result of this competitive analysis, the Compensation Committee took the following actions in August 2015:

•
The Compensation Committee approved the 2016 PFR for fiscal 2016. Upon achievement of certain performance factors at various levels, the 2016 PFR was designed to pay semi-annual cash bonuses to our executive officers, as described below under “Annual Variable Cash Incentive Compensation-Bonus.” In addition, the 2016 PFR provided for an annual adjustment if semi- annual payments were less than payments would have been had such bonuses been determined and paid on an annual rather than semi-annual basis.

•
The Compensation Committee approved annual time-based and performance-based restricted stock unit grants for our named executive officers that are further described below under “Long-Term Equity Incentive Compensation.”

•
In fiscal 2016, the Compensation Committee insisted on a close relationship between executive pay and Company performance and continued to emphasize a mix of performance-based, short-term and long-term incentive compensation to reinforce the concept of pay-for-performance among the Company’s executives. The Compensation Committee also reviewed and considered a balance between pay for performance and retention of Company executives.

Consultants and Market Positioning Philosophy
As discussed above, Compensia served as the Compensation Committee’s outside compensation adviser for fiscal 2016. Our outside compensation adviser provided the following services:

•	Assisted in the selection of our peer group companies.

•	Provided compensation analysis of executive and director compensation data.

•	Recommended how to best structure short-term and long-term incentives to provide competitive compensation and align the interests of senior management, the Company and its stockholders.

•	Helped the Compensation Committee interpret compensation data.

•	Reviewed our management’s compensation recommendations.

•	Advised on the reasonableness and effectiveness of our executive officer compensation levels and programs.
To support its objective of providing an executive compensation program that is sufficiently competitive to attract and retain key executives, the Compensation Committee evaluated executive compensation information from specific groups of comparable companies.
Use of Comparative Compensation Data
As described above, the Compensation Committee’s executive compensation review for fiscal 2016 included an analysis of base salary, annual cash incentive compensation and equity compensation.
In determining our executive compensation for fiscal 2016, the Compensation Committee utilized the findings provided in a compensation assessment report prepared by Compensia. Compensia identified a group of peer companies to assess the competitiveness of our executive officers’ compensation as compared to executives with similar titles and responsibilities at companies with which SGI competes for talent to be used in connection with compensation decisions for fiscal 2016. This group of companies is hereinafter referred to in this document as the “Peer Group.” The Peer Group included companies of similar size and industry focus and scope as SGI. Compensia developed this list through research of security analyst reports and a selection of companies in specific industry segments based on specific financial and non-financial criteria. The Compensation Committee reviews the Company’s Peer Group annually.
For fiscal 2016, Compensia considered a combination of the following criteria to identify the companies to be included in the Peer Group: (i) SGI’s last fiscal year Peer Group; (ii) peers identified by the Company; and (iii) peers determined by Institutional Shareholder Services’ peer group selection methodology. Compensia further refined its method for determining the Peer Group by focusing on companies that represented a cross-section of public companies in the server, network software, semiconductor and telecommunications sectors with comparable attributes to the Company, in four areas: (a) annual revenue performance; (b) market capitalization; (c) net income/operating income; and (d) headcount. The Compensation Committee believed that use of this methodology produced the appropriate Peer Group. Compensia reviewed and informed the Compensation Committee of the compensation practices of the companies in this group, so that the Compensation Committee could understand the compensation landscape in the technology market when determining the total compensation of SGI’s executive officers based on the scope of job responsibilities or the breadth of the organizations managed by executives holding the same or similar titles. Compensia also reviewed the Peer Group set forth in our last-filed proxy statement to determine whether any modifications were warranted for fiscal 2016.

With this focus and for these reasons, and acting based on information provided by Compensia, the Compensation Committee adopted the following Peer Group for fiscal 2016:

Coherent, Inc.
Comtech Telecommunications Corp.
Cray Inc.
Electronics for Imaging Inc.
Emulex Corporation
Intersil Corporation
Ixia
Microsemi Corporation
Netgear, Inc.
Omnivision Technologies, Inc.
PMC-Sierra, Inc.
QLogic Corporation
Quantum Corporation
Super Micro Computer Inc.
Synaptics Incorporated
TriQuint Semiconductor, Inc.
Viasat, Inc.

Compensia met with members of senior management to learn about our business operations and strategies, key performance metrics and target goals, and the labor and capital markets in which we compete. Compensia factored this information into its compensation recommendations to the Compensation Committee.
The Compensation Committee consulted with Compensia to determine the appropriate allocation between annual base salary, annual target bonus and equity incentive awards for our executive officers. Rather than relying on a fixed policy for the allocation of compensation elements, however, the Compensation Committee made its decisions based on data derived from comparable compensation vehicles utilized by Peer Group companies. The Compensation Committee further considered the appropriate amount of total direct compensation and sought to strike a balance among all forms of compensation, weighing pay for performance versus retention.
In fiscal 2016, we targeted the 50th percentile, defined as the middle point of relevant Peer Group market data discussed herein, for target total direct compensation, and reviewed each element of compensation, including base salary, target annual incentive opportunity, target total cash compensation and target total long-term equity incentive. The Compensation Committee determined this was an appropriate target market position to enable us to attract and retain the level of executive talent it believes will improve operational performance and stockholder value.
The Compensation Committee also periodically reviews the competitiveness of the executive officers’ severance, change-in-control stipulations, and the broad-based employee benefit plans in which executive officers participate.
Role of our Chief Executive Officer and Management in Compensation Determinations
The Compensation Committee consults with management regarding both executive and non-executive employee compensation plans and programs, including administering our equity incentive plans. SGI’s CEO typically makes assessments and recommendations to the Compensation Committee on whether there should be adjustments to annual base salary, annual cash incentive compensation and long-term equity incentive compensation of executive officers. The Compensation Committee reviews such recommendations, but makes its decisions in its sole discretion with input from the CEO and other executives as necessary. Accordingly, in addition to the information regarding compensation paid to executives with similar titles and responsibilities at the companies in the Peer Group, the Compensation Committee also takes into account each of the following individual factors (which are provided to the Compensation Committee by our CEO, with the support of management representatives from finance, legal and human resources) when determining the compensation for our executive officers:

•	recommendations on the design and structure of cash incentive and long-term equity incentive compensation;

•	recommendations on the amount and form of compensation to be paid to all executive officers, including the CEO;

•	performance of the Company’s business;

•	strategic importance of the position;

•	succession planning considerations and retention risks;

•	individual performance;

•	information on recruiting and hiring trends and key employment statistics;

•	scarcity in the market of an individual’s skills and talents;

•	expected future contributions;

•	historical compensation; and

•	other information as requested by the Compensation Committee.
Our CEO, Senior Vice President, Human Resources and Senior Vice President and General Counsel generally attend Compensation Committee meetings. However, at each meeting in which executive compensation is on the agenda, the Compensation Committee holds an executive session without management (including our CEO) present. In addition, our CEO is not present during the deliberation of, and voting on, his compensation. Also, from time to time the Compensation Committee meets independently, without SGI management present, with its compensation consultants.
Compensation Elements
The principal elements of our executive compensation program are as follows:

Component	Purpose

Base Salary	Compensate on fixed basis for level of responsibility, experience and sustain individual performance.
Annual Variable Cash Incentive Compensation	Compensate for achieving pre-established annual or semi-annual financial, operational and strategic performance objectives.
Long-Term Equity Awards	Compensate for multi-year performance that enhances stockholder value.
Discretionary Bonus	Recognized and reward individual contributions to Company success.
In addition, we provide our executive officers with typical employee benefits, such as health insurance, 401(k) plan, including matching contributions, and an employee stock purchase plan on the same terms as other employees. We also provide severance and change in control benefits to all of our named executive officers, but the Compensation Committee does not consider these benefits when making its determinations about other elements of our executive compensation program.
We do not have a pre-established policy for allocating between fixed and variable compensation or among the different types of variable compensation. The allocation is influenced, however, by the Compensation Committee’s assessment of the compensation practices of the companies in the Peer Group and our short-term and long-term strategic objectives. The Compensation Committee aims to provide total direct compensation at levels sufficient to attract and retain qualified executive officers. Variable compensation generally consists of annual cash incentive compensation and long-term equity incentives, and represents a significant portion of the total direct compensation opportunity for each executive officer. The Compensation Committee believes that the executive officers’ consistent and sustained performance can have a direct and significant impact on long-term stockholder value and that awarding long- term equity awards aligns our executive officers’ interests with those of our stockholders.
Base Salaries
The Compensation Committee establishes base salaries for our executives based on market compensation paid by companies in the Peer Group for similar positions and based on the following factors: the scope of responsibilities, experience, past performance and objectives for the year. Generally, the Compensation Committee believes that executive base salaries targeted at the 50th percentile of salaries for executives in similar positions and with similar responsibilities at companies in the Peer Group are sufficient to attract and retain qualified executives. In fiscal 2016, the Compensation Committee provided base salary increases, effective as of December 28, 2015, to certain executive officers to realign salaries with market levels after taking into account individual responsibilities, performance, experience and objectives for the year.

Annual Variable Cash Incentive Compensation-Bonus
The Compensation Committee believes that a meaningful portion of the annual cash compensation for each executive officer should be in the form of variable incentive bonuses, which motivate our executive officers towards achievement of annual financial targets set by the Compensation Committee. Our policy is to target annual bonus opportunities at the 50th percentile of the companies in the Peer Group. For fiscal 2016, the metrics used to determine attainment of Mr. Titinger’s personal performance targets were identical to those of the other executive officers and employees participating in corporate bonus plans, thereby maintaining a commonality of business interests across the Company.

Fiscal 2016 Performance for Results Bonus
In August 2015, the Compensation Committee established the 2016 PFR as our performance-based, short-term incentive plan and determined the target bonus amounts for our executive officers. The 2016 PFR provided incentives that are aligned with targeted Company performance without increased risk to the Company. The Compensation Committee selected Company-level financial targets in order to focus executive attention on attaining financial objectives for our business and to foster teamwork among the members of management. The 2016 PFR provided that bonuses were payable semi- annually based upon semi-annual achievement of two key indicators of our performance: revenue and non-GAAP operating income performance targets, as set by the Compensation Committee. The Compensation Committee considered achievement of these performance criteria to most accurately reflect SGI’s current year financial performance and these performance criteria were consistent with SGI’s fiscal 2016 business plan. These two performance criteria served to encourage attention to near-term future revenue and weighting them equally encouraged management to focus on current year financial goals. In addition, using these two criteria consistently permits us to measure the Company’s performance on a year-over-year basis, as well as compare the Company’s performance against the performance of companies with which we compete.
Under the 2016 PFR, for a bonus to be earned and payable for a given semi-annual period, the Company’s semi-annual revenue and non-GAAP operating income each had to be within a range of respective percentages that included a threshold requirement for revenue of 80% and 75% for non-GAAP operating income, corresponding to a payout of 50%. The 2016 PFR also contained maximum targets for revenue of 120% and 125% for non-GAAP operating income, corresponding to a maximum payout of 200% of target. Achievement of the performance criteria resulted in a payout percentage determined in accordance with the 2016 PFR matrix. Failure to meet the threshold requirements would result in no semi-annual bonus amount being paid. Further, at the end of fiscal 2016, the Compensation Committee compared the aggregate percentage of the semi-annual bonus amounts paid during fiscal 2016, with the actual revenue and non-GAAP operating income attained for fiscal 2016 to determine whether a “true-up” payment was necessary pursuant to the terms of the 2016 PFR. A “true-up” payment was to be paid only if the actual semi-annual payments made were less than the payments that would have been made had the payments been paid on an annual basis rather than a semi-annual basis. In August 2016, the Compensation Committee determined that overall 2016 PFR achievement was below established thresholds, as the Company’s overall revenue and non-GAAP operating income targets were $613 million and $23.9 million, respectively, while actual results were $533 million and $14 million in revenue and non-GAAP operating income, respectively. Accordingly, no bonuses were paid under the 2016 PFR.
Long-Term Equity Incentive Compensation
The goal of our long-term, equity-based incentive awards is to provide each executive officer with an incentive to manage the Company from the perspective of an owner with an equity stake in the business. The Compensation Committee further believes that long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock-based awards. In addition, the Compensation Committee believes that having a meaningful equity ownership in the Company assists us in retaining our key employees while also helping to manage risk over time through ownership. In fiscal 2016, the Compensation Committee, acting upon information provided by Compensia and determined that a mix of time-based and performance-based restricted stock units should be granted to executive officers as long-term equity incentive compensation. The Compensation Committee believes that a mix of time-based and performance-based awards further incentivizes the achievement of corporate goals and also is an ongoing industry trend.
The Compensation Committee believes that annual equity awards generally create strong incentives to drive future stockholder return, and determines annual equity awards for each executive, in part, with reference to our Peer Group benchmark. In addition to Peer Group benchmarking, the Compensation Committee also considers the following factors when determining equity compensation for our executive officers:

•	each executive’s position within SGI;

•	the level it considers appropriate to create a meaningful opportunity for reward based on increasing stockholder value;

•	the fiscal period’s budget for necessary compensation expense;

•	the executive’s performance;

•	each executive’s potential for future responsibility and promotion;

•	competitive compensation targets for the executive’s position and level of contribution; and

•	the CEO’s assessments and recommendations as to the long-term equity compensation for all of our executive officers.
Fiscal 2016 Long-Term Incentive Plan
The fiscal 2016 annual grant of time-based restricted stock units vest as to 1/16th of the shares every quarter from the date of grant, subject to the executive’s continued service with us. These equity awards granted to our named executive officers are described in the table entitled “Grants of Plan-Based Awards.” The size and terms of the equity awards granted to our executive officers were determined by the Compensation Committee and based upon independent information provided by Compensia. The data relied upon by the Compensation Committee included analysis of the then-current, and trending of, equity vehicles and quantitative awards utilized by the Peer Group, as well as the high-technology industry as a whole.
The fiscal 2016 annual grant of performance-based restricted stock units were to vest only upon the occurrence of certain vesting criteria. In order for the performance-based restricted stock units to vest in full, (i) the Company’s total stockholder return needed to be greater than the median total stockholder return of its Peer Group (50% weighting) and (ii) the Company needed to meet two strategic objectives related to revenue and operating income (50% weighting combined). PSU awards were split in two, one for each set of performance criteria. Achievement of the aforementioned performance criteria would result in attainment determined in accordance with a payout matrix. At attainment of 50% or less, PSUs earned would be 0%. At attainment of at lease 75%, PSUs earned would be 50%. At 100% attainment, PSUs earned would be 100%. Attainment at 125% and above would result in 150% of PSUs being earned. If the conditions for initial attainment of the performance-based restricted stock units were met, the remaining portion of the performance-based restricted stock unit grant would vest in twelve equal, successive quarterly installments over an additional three years, subject to continued service through each vesting date. In August 2016, the Compensation Committee determined attainment of the total stockholder return metric at 0% and attainment of the revenue and operating income metric at 78%, resulting in overall PSUs being earned at 39% of the August 2015 award amount. Equity awards granted to our named executive officers are described in the table entitled “Grants of Plan-Based Awards.” The size and terms of the equity awards granted to our executive officers were determined by the Compensation Committee and based upon independent information provided by Compensia. The data relied upon by the Compensation Committee included analysis of the then-current, and trending of, equity vehicles and quantitative awards utilized by the Peer Group, as well as the high-technology industry as a whole.
Equity Award Grant Policy
The Compensation Committee and senior management monitor SGI’s equity award policy to ensure that such policy complies with governing regulations and is consistent with good corporate practice. Annual grants to the executive officers are generally made at the Compensation Committee meeting held in the beginning of each fiscal year, after results for the preceding fiscal year become publicly available, enabling the Compensation Committee to consider both the prior year’s performance and expectations for the succeeding year in making grant decisions. However, the Compensation Committee may make grants at any time of the year it deems appropriate. Currently, the Company does not have any holding period requirements for equity grants made to executive officers once shares vest.
Discretionary Bonus
At its discretion, the Compensation Committee may also award bonuses to employees, including named executive officers, to reward for individual achievement or outstanding performance, to motivate for achievement of specific Company or individual goals and/or to promote retention and loyalty to the Company. The Company did not make any discretionary bonuses to executive officers in fiscal 2016, other than to Mr. Asrat in connection with his promotion to Chief Financial Officer.
Perquisites
We do not offer our executive officers any perquisites other than the perquisites we offer generally to other Company employees.
Deferred Compensation
Other than participation in the Company’s broad-based tax-qualified 401(k) plan, we do not offer or maintain non-qualified defined benefit plans or other deferred compensation plans for the benefit of our executive officers or any other employees.

Other Employee Benefit Plans
The named executive officers are eligible for the same benefits available to SGI employees generally. For fiscal 2016, these included participation in a tax-qualified 401(k) plan (including up to $6,000 in Company matching), employee stock purchase plan, and group life, health, dental, vision and disability insurance plans. SGI also periodically benchmarks its broad-based employee benefit plans based upon a review of the benefits survey conducted by Compensia. SGI aims to provide benefits to its employees that are consistent with market practice.
Severance and Change of Control Arrangements
The Compensation Committee periodically reviews typical industry practices concerning severance and change in control agreements and SGI’s severance and change in control agreements. SGI has entered into agreements with Messrs. Titinger, Conceicao and Asrat that provide for benefits upon termination of employment under certain circumstances, including in connection with a change in control of SGI. The Company also had entered into an agreement with Mr. Nikl prior to his departure that provided for benefits upon termination of employment under certain circumstances, including in connection with a change in control of SGI. These benefits include continued salary, which may be paid over time or in a lump sum, continued health insurance coverage and accelerated vesting of equity awards. SGI provides these benefits as a means of remaining competitive, retaining executive officers, focusing executive officers on stockholder interests when considering strategic alternatives and providing income protection in the event of involuntary loss of employment. Most of these benefits were determined through arms-length negotiations at the time each executive was hired by SGI, and are therefore different for each executive. We also have entered into or amended, severance and change in control agreements with certain executive officers while they were employed by SGI. We entered into or amended these agreements to create parity among our executive officers, and any such agreements have terms similar to those of agreements entered into with executive officers at the time such executive officers were hired. The Compensation Committee agreed to the specific provisions based on the position of the executive officer, the level of severance and change in control benefits held by other executive officers, and its negotiating power in the negotiations. The Compensation Committee maintains a standardized executive employment agreement containing consistent and equitable provisions regarding severance, change of control payments and other terms of employment, together with appropriate provisions designed to protect and benefit SGI in the event of an executive officer’s termination. In no event will severance compensation be paid on a single trigger basis simply upon the consummation of a change in control absent a contemporaneous termination of employment.
A summary of the material terms of these Employment Agreements, together with a quantification of the benefits available under the agreements, may be found in the section entitled, “Executive Compensation-Potential Payments Upon Termination or Change of Control.”
Stock Ownership Guidelines
Our Stock Ownership Guidelines provide that the Company’s CEO and each non-employee director who has served on the Board for at least one year are expected to own shares of SGI’s common stock with a market value at least as high as three times the amount of base salary and annual base cash retainer, respectively. Our stock ownership guidelines also provide that other executive officers own shares of SGI common stock with a market value of at least one time the amount of such officer’s base salary. Per our policy, unvested restricted stock and unvested restricted stock units are included for purposes of ownership levels, but unexercised stock options are not. As of the date hereof, each of our directors and named executive officers is in compliance with our guidelines.
No Hedging
Pursuant to our Insider Trading Policy, officers, directors and other designated insiders may not engage in hedging or monetization transactions or similar arrangements with respect to our stock.
Tax Considerations
Section 162(m) of the Code limits deductions for certain executive compensation in excess of $1,000,000 in any fiscal year. Certain types of compensation are deductible only if performance criteria are specified in detail and payments are contingent on stockholder approval of the compensation arrangement. SGI attempts to structure its compensation arrangements in a manner intended to achieve deductibility under Section 162(m) of the Code, unless the benefit of such deductibility is outweighed by the need for flexibility or the attainment of other corporate objectives. Since corporate objectives are not always consistent with the requirements for full deductibility, the Compensation Committee may from time to time, approve compensation arrangements under which payments may not be deductible under Section 162(m) of the Code. Thus, deductibility will not be the sole factor used by the Compensation Committee in ascertaining appropriate levels or modes of compensation.

Compensation Committee Report (1)
The Compensation Committee of the Board of Silicon Graphics International Corp. has reviewed and discussed with management the information contained in the Compensation Discussion and Analysis section (“CD&A”) contained in this Amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2016. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2016.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

General Michael w. Hagee (Chairman)
Nina Richardson
Ronald D. Verdoorn

(1) The material in this report is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of SGI under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Executive Compensation
Summary of Executive Compensation
The following table shows the compensation awarded to, paid to, or earned by, our Chief Executive Officer during fiscal 2016, our Chief Financial Officer during fiscal 2016, our most highly compensated executive officer serving in such capacity at June 24, 2016, and Mr. Robert Nikl, our former Chief Financial Officer, who served in such capacity during a portion of fiscal 2016. We refer to these employees and, in the case of Mr. Nikl, collectively as our “named executive officers.”

2016 Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1) (2)		Option Awards (1)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation($)		Total ($)

Jorge Titinger President and Chief Executive Officer	2016	595,000	—		1,561,685	(4)			9,218	(5)	2,165,903
	2015	585,000	—		2,438,968	(6)			10,372	(7)	3,034,340
	2014	563,750	—		2,385,270	(8)			8,037	(9)	2,957,057

Mekonnen Asrat Senior Vice President, Chief Financial Officer, and Principal Financial and Accounting Officer	2016	280,822	—		430,935	(10)			7,410	(11)	719,167
	2015	245,634			184,015	(12)			7,270	(13)	436,919
	2014	236,250	16,000	(14)	98,040	(15)			6,135	(16)	356,425

Cassio Conceicao Executive Vice President and Chief Operating Officer	2016	395,000	—		549,735	(17)			7,715	(18)	952,450
	2015	376,250	—		844,120	(19)			8,457	(20)	1,228,827
	2014	350,000	—		327,390	(21)			9,432	(22)	686,822

Former Executive Officer

Robert Nikl Chief Financial Officer	2016	208,788	—		—				187,408	(23)	396,197
	2015	385,000	—		759,708	(24)			9,843	(25)	1,154,551
	2014	376,265	—		975,934	(26)			7,866	(27)	1,360,065

(1)
Represents the aggregate grant-date fair value of the awards for the applicable fiscal year calculated in accordance with FASB ASC Topic 718. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards, such as by exercising stock options. Information on the valuation assumptions used in the calculation of the grant-date fair value is set forth in Note 18 “Share-Based Compensation” in our Form 10-K for the year ended June 24, 2016.

(2)
In August 2016, the Compensation Committee determined vesting at 39% for performance-based RSU's ("PSU's") granted in August 2015, as the Company met minimum established financial criteria. In August 2015, the Compensation Committee determined vesting at 50% for PSU’s granted in August 2014, as the Company met minimum established financial criteria. In August 2014, the Compensation Committee determined vesting at 0% for PSUs granted in August 2013, as the Company did not meet established financial criteria.

(3)
In August 2016, 2015, and 2014 the Compensation Committee determined that no bonuses should be paid under the short-term incentive compensation plan, as the Company did not meet established financial criteria.

(4)	Consists of 214,000 RSU shares granted at $5.47 per share which vest in equal quarterly amounts over three years, 71,500 PSU shares granted at $5.47 per share. See also note 2.

(5)	Consists of $5,573 contributed to match the officer’s contributions to a 401(k) plan, $1,215 paid for life insurance premiums and $2,430 gross-up taxable fringe.

(6)
Consists of 112,700 RSU shares granted at $8.98 per share which vest in equal quarterly amounts over four years, 46,200 RSU shares granted at $8.98 per share which vest in equal quarterly amount over two years and 112,700 PSU shares granted at $8.98 per share. See also note 2.

(7)	Consists of $6,000 contributed to match the officer’s contributions to a 401(k) plan, $1,215 paid for life insurance premiums and $3,157 gross-up taxable fringe.

(8)	Consists of 76,500 RSU shares granted at $15.59 per share which vest in equal quarterly amounts over four years and 76,500 PSU shares granted at $15.59 per share. See also note 2.

(9)	Consists of $6,000 contributed to match the officer’s contributions to a 401(k) plan, $1,260 paid for life insurance premiums and $777 gross-up taxable fringe.

(10)
Consists of 10,500 RSU shares granted at $5.47 per share which vest in equal quarterly amounts over four years; 56,250 RSU shares granted at $4.98 per share which vest over four years, with one-quarter vesting on the one-year anniversary of his promotion date and the remaining amount in equal quarterly installments over the remaining three years; and 18,750 PSU shares granted at $4.98 per share. See also note 2.

(11)	Consists of $4,742 contributed to match the officer’s contributions to a 401(k) plan, $1,159 paid for life insurance premiums and $1,509 gross-up taxable fringe.

(12)
Consists of 12,000 RSU shares granted at $9.77 per share which vest in equal quarterly amounts over four years, 5,000 RSU shares granted at $8.98 per share which vest in equal quarterly amounts over two years and 2,500 RSU shares granted at $8.75 per share which vest immediately upon one year from date of grant.

(13)	Consists of $6,156 contributed to match the officer’s contributions to a 401(k) plan, and $1,114 paid for life insurance premiums.

(14)	Represents a discretionary bonus paid to the executive.

(15)	Represents 6,000 RSU shares granted at $16.34 per share, which vest in equal quarterly amounts over four years.

(16)	Consists of $5,006 contributed to match the officer’s contributions to a 401(k) plan and $1,129 paid for life insurance premiums.

(17)	Consists of 75,500 RSU shares granted at $5.47 per share which vest in equal quarterly amounts over three years, and 25,000 PSU shares granted at $5.47 per share. See also note 2.

(18)	Consists of $4,969 contributed to match the officer’s contributions to a 401(k) plan, $1,215 paid for life insurance premiums and $1,531 gross-up taxable fringe.

(19)
Consists of 42,500 RSU shares granted at $8.98 per share which vest in equal quarterly amounts over four years, 9,000 RSU shares granted at $8.98 per share which vest in equal quarterly amount over two years and 42,500 PSU shares granted at $8.98 per share. See also note 2.

(20)	Consists of $6,000 contributed to match the officer’s contributions to a 401(k) plan, $1,215 paid for life insurance premiums and $1,242 gross-up taxable fringe.

(21)	Consists of 10,500 RSU shares granted at $15.59 per share which vest in equal quarterly amounts over four years and 10,500 PSU shares at $15.59 per share. See also note 2.

(22)	Consists of $8,172 contributed to match the officer’s contributions to a 401(k) plan and $1,260 paid for life insurance premiums.

(23)	Consists of $177,692 severance, $8,389 company paid COBRA, $652 contributed to match the officer’s contributions to a 401(k) plan and $675 paid for life insurance premiums.

(24)
Consists of 32,300 RSU shares granted at $8.98 per share which vest in equal quarterly amounts over four years, 20,000 RSU shares granted at $8.98 per share which vest in equal quarterly amounts over two years and 32,300 PSU shares granted at $8.98 per share. See also note 2.

(25)	Consists of $6,000 contributed to match the officer’s contributions to a 401(k) plan and $1,215 paid for life insurance premiums and $2,628 gross-up taxable fringe.

(26)	Consists of 31,300 RSU shares granted at $15.59 per share which vest in equal quarterly amounts over four years and 31,300 PSU shares at $15.59 per share. See also note 2.

(27)	Consists of $6,000 contributed to match the officer’s contributions to a 401(k) plan and $1,260 paid for life insurance premiums and $606 gross-up taxable fringe.
Grants of Plan-Based Awards
The following table shows, for the fiscal year ended June 24, 2016, certain information regarding grants of plan-based awards to the named executive officers:
Grants of Plan-Based Awards in Fiscal 2016

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Unite (#) (3)	Grant Date Fair Value of Stock and Option Awards ($) (4)

Mr. Titinger	8/12/2015				35,750	71,500	107,250		391,105
	8/12/2015							214,000	1,170,580
	—	302,500	605,000	1,210,000
Mr. Asrat	8/12/2015							10,500	57,435
	11/2/2015				9,375	18,750	28,125		93,375
	11/2/2015							56,250	280,125
	—	105,000	210,000	420,000
Mr. Conceicao	8/12/2015				12,500	25,000	37,500		136,750
	8/12/2015							75,500	412,985
	—	151,875	303,750	607,500
Former Executive Officer:
Mr. Nikl	8/12/2015				10,500	21,000	31,500		114,870
	8/12/2015							63,000	344,610
	—	144,375	288,750	577,500

(1)
Represents amounts eligible to be earned under our 2016 PFR. In August 2016, the Compensation Committee determined that no bonuses should be paid under the 2016 PFR, as the Company did not meet established financial criteria.

(2)
Represents shares eligible to be earned under PSUs granted in August 2015 pursuant to the 2014 Omnibus Incentive Plan. In August 2016, the Compensation Committee determined achievement at 39% for PSU awards granted in August 2015.

(3)	Restricted stock units were granted pursuant to the 2014 Omnibus Incentive Plan.

(4)	Represents the grant date fair value of such award as determined in accordance with FASB ASC Topic 718.

Employment and Severance Agreements
SGI has entered into employment arrangements with each of the named executive officers, as further described below. These arrangements generally provide for initial annual base salary, bonus and long-term equity incentives, as may be subsequently amended through action by SGI’s Compensation Committee.
Jorge Titinger. SGI entered into an employment arrangement with Mr. Titinger on February 21, 2012, which was amended February 21, 2013. Under the terms of the employment arrangement, Mr. Titinger received an initial annual base salary of $500,000 and the right to participate in a short-term incentive performance-based bonus plan based upon the Company’s performance with respect to applicable performance targets as determined by the Compensation Committee of the Board. Pursuant to his employment arrangement, Mr. Titinger received an option to purchase up to 325,000 shares of SGI’s common stock, a restricted stock unit award for 325,000 shares of SGI common stock and an award of 15,000 shares of SGI common stock. For a description of the termination and change in control provisions of Mr. Titinger’s employment, see “Potential Payments Upon Termination or Change of Control.”
Mekonnen Asrat. SGI entered into an employment arrangement with Mr. Asrat on June 4, 2012, which was amended on December 17, 2012 and October 30, 2015. Under the terms of his employment arrangement, Mr. Asrat received an initial annual base salary of $225,000 and received a signing bonus of $40,000 paid upon the first pay period after successful completion of one year of continuous employment. Mr. Asrat was also eligible to participate in a short-term incentive performance-based bonus plan based upon the Company’s performance with respect to applicable performance targets as determined by the Compensation Committee of the Board. Pursuant to his employment arrangement, Mr. Asrat received a time-based restricted stock unit award of 3,500 shares of SGI common stock and an option to purchase up to 20,000 shares of SGI common stock. For a description of the termination and change in control provisions of Mr. Asrat’s employment arrangement, see “Potential Payments Upon Termination or Change of Control.”
Cassio Conceicao. SGI entered into an employment arrangement with Mr. Conceicao on January 18, 2013. Under the terms of his employment arrangement, Mr. Conceicao received an initial annual base salary of $350,000 and received a signing bonus of $50,000. Mr. Conceicao was also eligible to participate in a short-term incentive performance-based bonus plan based upon the Company’s performance with respect to applicable performance targets as determined by the Compensation Committee of the Board. Pursuant to his employment arrangement, Mr. Conceicao received a time-based restricted stock unit award of 55,000 shares of SGI common stock and a performance-based restricted stock unit award of 68,750 shares at target. For a description of the termination and change in control provisions of Mr. Conceicao’s employment, see “Potential Payments Upon Termination or Change of Control.”
Robert Nikl. SGI entered into an employment arrangement with Mr. Nikl on April 30, 2012, which was amended December 20, 2012. Under the terms of his employment arrangement, Mr. Nikl received an initial annual base salary of $350,000 and the right to participate in a short-term incentive performance-based bonus plan based upon the Company’s performance with respect to applicable performance targets as determined by the Compensation Committee of the Board. Pursuant to his employment arrangement, Mr. Nikl received an option to purchase up to 125,000 shares of SGI’s common stock, a restricted stock unit award of 60,000 shares of SGI common stock and an award of 6,000 shares of SGI common stock. For a description of the termination and change in control provisions of Mr. Nikl’s employment, see “Potential Payments Upon Termination or Change of Control.” Mr. Nikl terminated his employment with the Company effective January 4, 2016.

Outstanding Equity Awards at Fiscal Year-End
The following table shows certain information regarding outstanding equity awards at fiscal year-end for the named executive officers.

Outstanding Equity Awards at June 24, 2016
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Unit of Stock that Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)

Mr. Titinger	209,896	—	9.78 (1)	3/1/2022	23,907 (2)	120,252
					5,775 (3)	29,048
					63,394 (4)	318,872
					31,696 (5)	159,431
					173,875 (6)	874,591
					71,500 (7)	359,646
Mr. Asrat	14,167	417 (8)	6.58 (1)	7/2/2022	219 (9)	1,102
					1,875 (2)	9,431
					625 (3)	3,144
					6,750 (10)	33,953
					8,532 (6)	42,916
					56,250 (11)	282,938
					18,750 (12)	94,312
					1,875 (2)	9,431
Mr Conceicao	—	—	—	—	10,313 (13)	51,874
					25,440 (14)	127,963
					3,282 (2)	16,508
					1,125 (3)	5,659
					23,907 (4)	120,252
					11,953 (5)	60,124
					61,344 (6)	308,560
					25,000 (7)	125,750
Former Executive Officer:
Mr. Nikl	88,542	—	5.60 (1)	6/1/2022

(1)	The exercise price of this option on June 24, 2016 was higher than the fair market value of the Company’s common stock, which was $5.03 per share on such date.

(2)
Represents restricted stock units, which vest as to 1/16th the shares of common stock in equal quarterly installments over four years from the vesting commencement date of August 12, 2013 for Mr. Titinger and Mr. Conceicao and August 14, 2013 for Mr. Asrat.

(3)	Represents restricted stock units, which vest as to 1/8th of the shares of common stock in equal quarterly installments over two years from the vesting commencement date of August 13, 2014.

(4)	Represents restricted stock units, which vest as to 1/16th of the shares of common stock in equal quarterly installments over four years from the vesting commencement date of August 13, 2014.

(5)
In August 2015, the Compensation Committee determined achievement at 50% for PSU awards granted in August 2014. This PSU award is now subject to time-based vesting. Vesting is 25% one year after the initial grant date of August 13, 2014, with the remaining portion vesting in twelve equal, successive quarterly installments over an additional three years.

(6)	Represents restricted stock units, which vest as to 1/16th of the shares of common stock in equal quarterly installments over four years from the vesting commencement date of August 12, 2015.

(7)
In August 2016, the Compensation Committee determined achievement at 39% for PSU awards granted in August 2015. This PSU award is now subject to time-based vesting. Vesting is 25% one year after the initial grant date of August 12, 2015, with the remaining portion vesting in twelve equal, successive quarterly installments over an additional three years.

(8)
The stock option granted July 2, 2012 vests as to 1/4th the shares of common stock subject to the stock option on the first anniversary of the vesting commencement date; and then with respect to the remaining shares, the stock option vests in equal monthly installments for the next three years thereafter.

(9)
Represents restricted stock units awarded July 2, 2012, which vest as to 1/4th the shares of common stock subject to the restricted stock units on the first anniversary of the vesting commencement date; and then with respect to the remaining shares, the restricted stock units vest in equal quarterly installments for the next three years thereafter.

(10)	Represents restricted stock units, which vest as to 1/16th of the shares of common stock in equal quarterly installments over four years from the vesting commencement date of September 10, 2014.

(11)
Represents restricted stock units awarded November 2, 2015, which vest as to 1/4th the shares of common stock subject to the restricted stock units on the first anniversary of the grant date; and then with respect to the remaining shares, the restricted stock units vest in equal quarterly installments for the next three years thereafter.

(12)
In August 2016, the Compensation Committee determined achievement at 39% for PSU awards granted in November 2015. This PSU award is now subject to time-based vesting. Vesting is 25% one year after the initial grant date of November 2, 2015, with the remaining portion vesting in twelve equal, successive quarterly installments over an additional three years.

(13)
Represents restricted stock units awarded February 1, 2013, which vest as to 1/4th the shares of common stock subject to the restricted stock units on the first anniversary of the vesting commencement date; and then with respect to the remaining shares, the restricted stock units vest in equal quarterly installments for the next three years thereafter.

(14)
This PSU award vests over four years, with twenty-five percent of the underlying shares vesting on January 21, 2014, and the remaining shares vesting twenty-five percent annually thereafter. The number of shares underlying the PSU award was determined by the Compensation Committee to vest at 135% based on the achievement of financial and operational performance criteria.

Option Exercises and Stock Vested
The following table shows certain information regarding option exercises and stock vested during the last fiscal year with respect to the named executive officers:

Option Exercises And Stock Vested In Fiscal 2016
	Option Awards			Stock Awards
Name	Acquired on Exercise	Number of Shares (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Mr. Titinger				60,938	341,862
				19,125	96,390
				23,100	116,020
				28,175	141,509
				24,654	127,391
				40,125	196,479
Mr. Asrat				875	4,895
				1,500	7,568
				2,500	12,556
				3,000	16,898
				2,500	18,225
				1,968	9,637
Mr. Conceicao				13,750	79,407
				18,561	129,370
				2,625	13,230
				4,500	22,601
				10,625	53,364
				9,297	48,039
				14,156	69,317
Former Executive Officer:
Mr. Nikl				15,000	73,688
				11,738	58,025
				10,000	4,925
				12,112	59,046
				9,085	45,758
				3,937	20,591
(1) Represents the aggregate market value of the shares on the vesting date.

Post-Employment Compensation
None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.
Nonqualified Deferred Compensation
None of our named executive officers participate in or have account balances in non-qualified defined benefit plans or other deferred compensation plans maintained by us.

Potential Payments Upon Termination or Change in Control
We have entered into employment agreements with our current named executive officers, as described below, which require us to make payments if we terminate their employment without cause, or if they terminate their employment for good reason, either before or after a change in control of SGI. These arrangements are discussed below. The compensation to which our named executive officers are entitled varies depending on the nature of termination.

Unless otherwise indicated in the descriptions below, in each of these employment agreements:
“cause” is defined as one or more of the following events: (i) the indictment or conviction for a felony or other crime, or any misdemeanor involving moral turpitude; (ii) the commission of any other act or omission involving fraud or intentional deceit with respect to SGI or any of its affiliates or any of their directors, stockholders, partners or members; (iii) any act or omission involving dishonesty that causes material injury to SGI or any of its affiliates or any of their directors, stockholders, partners or members; (iv) gross negligence with respect to SGI or any of its subsidiaries; (v) willful misconduct with respect to SGI or any of its subsidiaries; (vi) any other material breach of the named executive officer’s offer letter agreement or any other agreement referred to in the offer letter (including the non-disclosure agreement); provided, however, that it shall only be deemed cause pursuant to clause (vi) if the named executive officer is given written notice describing the basis of cause and, if the event is reasonably susceptible of cure, the named executive officer fails to cure within thirty (30) days.
“good reason” is defined as one or more of the following conditions that occur without the named executive officer’s written consent; (i) the assignment to the named executive officer, or the removal from the named executive officer, of any duties or responsibilities that results in the material diminution of the named executive officer’s authority, duties or responsibilities in the named executive officer’s current position, including a change in control that results in the named executive officer no longer serving in his or her current position or any similar position; (ii) a material reduction by SGI of the named executive officer’s base salary (provided, that, for each of Mr. Titinger and Mr. Nikl, this provision is qualified to exclude reductions in base salary that apply broadly to all employees of SGI); (iii) SGI’s material breach of its obligations to the named executive officer under the offer letter agreement; (iv) the named executive officer’s office relocation to a location more than fifty miles from the then present location; or (v) a failure or refusal of a successor to SGI to assume SGI’s obligations under the offer letter agreement; provided, however, that it shall only be deemed good reason pursuant to the foregoing definition if (x) SGI is given written notice from the named executive officer within ninety (90) days following the first occurrence of a condition that the named executive officer considers to constitute good reason and fails to remedy such condition within thirty (30) days following such written notice and (y) the named executive officer resigns from employment within ninety (90) days following the end of the period within which SGI was entitled to remedy the condition constituting good reason but failed to do so.
“change in control” means the occurrence of either of the following events: (i) there is consummated (A) a merger, consolidation or similar transaction involving (directly or indirectly) SGI or (B) a tender offer or exchange offer addressed to the stockholders of SGI and, in either event, immediately after the consummation of such merger, consolidation or similar transaction or such tender or exchange offer, the stockholders of SGI immediately prior thereto do not own, directly or indirectly, either (A) outstanding voting securities representing more than fifty percent (50%) of the combined outstanding voting power of the surviving entity in such merger, consolidation or similar transaction or (B) more than fifty percent (50%) of the combined outstanding voting power of the parent of the surviving Entity in such merger, consolidation or similar transaction, in each case in substantially the same proportions as their ownership of the outstanding voting securities of SGI immediately prior to such transaction; or (ii) there is consummated a sale, lease, exclusive license or other disposition of all or substantially all of the consolidated assets of SGI and its subsidiaries, other than a sale, lease, license or other disposition of all or substantially all of the consolidated assets of SGI and its subsidiaries to an entity, more than fifty percent (50%) of the combined voting power of the voting securities of which are owned by stockholders of SGI in substantially the same proportions as their ownership of the outstanding voting securities of SGI immediately prior to such sale, lease, license or other disposition. The term change in control shall not include a sale of assets, merger or other transaction effected exclusively for the purpose of changing the domicile of SGI.
Termination of Employment Without a Change in Control
Jorge L. Titinger. We entered into an employment arrangement with Mr. Titinger dated February 21, 2012, which was amended February 21, 2013. In the event that SGI terminates Mr. Titinger’s employment without cause or if Mr. Titinger terminates his employment for good reason, Mr. Titinger is entitled to receive severance payments equal to twelve months of his base salary, the full amount of his annual performance bonus at target, the prorated amount of his annual performance bonus at target for the year in which the termination occurred and twelve months of continued medical benefits for him and for his covered dependents. The base salary portion of these payments will be paid in twenty-six equal installments over a period of twelve months as part of SGI’s normal payroll schedule. Mr. Titinger’s entitlement to continued medical benefits will cease if Mr. Titinger becomes eligible for group health insurance coverage through a new employer. Mr. Titinger’s entitlement to these severance payments is conditioned upon Mr. Titinger executing and allowing to become effective a release of all claims in the form satisfactory to us. Mr. Titinger’s entitlement to these severance payments will cease if he materially breaches the obligations in his non-disclosure agreement, the release of claims or any other obligation he may owe to SGI following termination.

Additionally, a portion of all of Mr. Titinger’s unvested stock options and restricted stock unit awards will accelerate and become fully vested in such amount equal to the number of shares that would vest over an additional twenty-four months had he continued to be an employee of SGI for the twenty-four month period.
Per Mr. Titinger’s employment arrangement, cause is defined as one or more of the following events: (i) the conviction for a felony or plea of no contest, or any misdemeanor involving moral turpitude; (ii) the commission of any other act or omission involving fraud or intentional deceit with respect to SGI or any of its affiliates or any of their directors, stockholders, partners or members; (iii) any act or omission involving dishonesty that causes material injury to SGI or any of its affiliates or any of their directors, stockholders, partners or members; (iv) gross negligence with respect to SGI or any of its subsidiaries that causes material harm to them; (v) willful misconduct with respect to SGI or any of its subsidiaries that causes material harm to them; (vi) any other material breach of the named executive officer’s contractual, statutory or common law obligations to SGI that causes material harm to it; provided, however, that it shall only be deemed cause pursuant to clause (vi) if the named executive officer is given written notice describing the basis of cause and, if the event is reasonably susceptible of cure, the named executive officer fails to cure within thirty (30) days.
Mekonnen Asrat. SGI entered into an employment arrangement with Mr. Asrat on June 4, 2012, which was amended on December 12, 2012 and October 30, 2015. In the event that SGI terminates Mr. Asrat’s employment without cause or if Mr. Asrat terminates his employment for good reason, Mr. Asrat is entitled to receive severance payments equal to twelve months of his base salary, the full amount of his annual performance bonus at target, the prorated amount of his annual performance bonus at target for the year in which the termination occurred and twelve months of continued medical benefits for him and for his covered dependents. The base salary portion of these payments will be paid in twenty-six equal installments over a period of twelve months as part of SGI’s normal payroll schedule. Mr. Asrat’s entitlement to continued medical benefits will cease if Mr. Asrat becomes eligible for group health insurance coverage through a new employer. Mr. Asrat’s entitlement to these severance payments is conditioned upon Mr. Asrat executing and allowing to become effective a release of all claims in the form satisfactory to us. Mr. Asrat’s entitlement to these severance payments will cease if he materially breaches the obligations in his non-disclosure agreement, the release of claims or any other obligation he may owe to SGI following termination.
Cassio Conceicao. We entered into an employment arrangement with Mr. Conceicao dated January 18, 2013. In the event that SGI terminates Mr. Conceicao employment without cause or if Mr. Conceicao terminates his employment for good reason, Mr. Conceicao is entitled to receive severance payments equal to twelve months of his base salary, the full amount of his annual performance bonus at target, the prorated amount of his annual performance bonus at target for the year in which the termination occurred and twelve months of continued medical benefits for him and for his covered dependents. The base salary portion of these payments will be paid in twenty-six equal installments over a period of twelve months as part of SGI’s normal payroll schedule. Mr. Conceicao’s entitlement to continued medical benefits will cease if Mr. Conceicao becomes eligible for group health insurance coverage through a new employer. Mr. Conceicao’s entitlement to these severance payments is conditioned upon Mr. Conceicao executing and allowing to become effective a release of all claims in the form satisfactory to us. Mr. Conceicao’s entitlement to these severance payments will cease if he materially breaches the obligations in his non-disclosure agreement, the release of claims or any other obligation he may owe to SGI following termination.
Additionally, a portion of all of Mr. Conceicao’s unvested restricted stock unit awards will accelerate and become fully vested in such amount equal to the number of shares that would vest over an additional twenty-four months had he continued to be an employee of SGI for the twenty-four month period.
Robert Nikl. We entered into an employment arrangement with Mr. Nikl dated April 30, 2012, which was amended December 20, 2012. Mr. Nikl voluntarily terminated his employment with the Company effective January 4, 2016.
Termination of Employment Upon Change in Control
Under all the agreements described below, if the payments would subject the named executive officer to an excise tax pursuant to Section 280G of the Internal Revenue Code, the payments will be reduced to an amount equal to the greatest dollar amount that would not subject the named executive officer to the imposition of the excise tax.
Jorge L. Titinger. Pursuant to Mr. Titinger’s employment arrangement, if within twelve months following a change in control Mr. Titinger’s employment is terminated without cause or if Mr. Titinger resigns for good reason and if Mr. Titinger signs and allows to become effective a release of all claims, then all of Mr. Titinger’s unvested stock options and restricted stock units will accelerate and become fully vested as of the close of the change in control. In addition, he will continue to be eligible for the severance payments set forth above, with such payments to be paid in one lump sum. Mr. Titinger’s entitlement to these severance payments will cease if he materially breaches the obligations in his non-disclosure agreement, the release of claims or any other obligation he may owe to SGI following termination.

Mekonnen Asrat. Pursuant to Mr. Asrat’s employment arrangement, if within twelve months following a change in control Mr. Asrat’s employment is terminated without cause or if Mr. Asrat resigns for good reason and if Mr. Asrat signs and allows to become effective a release of all claims, then all of Mr. Asrat’s unvested stock options and restricted stock unit awards will accelerate and become fully vested as of the close of the change in control. In addition, he will continue to be eligible for the severance payments set forth above, with such payments to be paid in one lump sum. Mr. Asrat’s entitlement to these severance payments will cease if he materially breaches the obligations in his non-disclosure agreement, the release of claims or any other obligation he may owe to SGI following termination.
Cassio Conceicao. Pursuant to Mr. Conceicao’s employment arrangement, if within twelve months following a change in control Mr. Conceicao’s employment is terminated without cause or if Mr. Conceicao resigns for good reason and if Mr. Conceicao signs and allows to become effective a release of all claims, then all of Mr. Conceicao’s unvested restricted stock unit awards will accelerate and become fully vested as of the close of the change in control. In addition, he will continue to be eligible for the severance payments set forth above, with such payments to be paid in one lump sum. Mr. Conceicao’s entitlement to these severance payments will cease if he materially breaches the obligations in his non-disclosure agreement, the release of claims or any other obligation he may owe to SGI following termination.
Robert Nikl. Prior to his departure, Mr. Nikl had termination-of-employment-upon-a-change-in-control benefits similar to our other executive officers. Mr. Nikl voluntarily terminated his employment with the Company effective January 4, 2016.
Summary of Benefits
The following tables describe the potential payments and benefits upon employment termination or change in control for our current named executive officers, as if their employment had terminated as of June 24, 2016 and as if a change in control had occurred on June 24, 2016, as applicable, based on the assumptions that each person signed an appropriate release and did not breach his obligations under their respective agreements. Mr. Nikl voluntarily terminated his employment with the Company effective January 4, 2016 and is therefore not included in the tables below.

Jorge Titinger
Compensation and Benefits	Termination without Cause or Resignation for Good Reason		Change in Control and Termination without Cause or Resignation for Good Reason

Base Salary	$605,000		$605,000
COBRA Premium	$24,939		$24,939
Bonus	$605,000	(1)	$605,000	(1)
Acceleration of Vesting	$1,359,921	(2)	$1,861,839	(3)

(1)	Equal to the full amount of Mr. Titinger’s annual performance bonus target.

(2)	Reflects acceleration of the vesting of 193,032 unvested RSUs, 28,174 unvested PSU’s achieved for fiscal 2015, and 49,156 unvested PSU's at target for fiscal 2016,.

(3)	Reflects acceleration of the vesting of 266,951 unvested RSUs, 31,696 unvested PSU's achieved for fiscal 2015, and 71,500 PSU’s at target for fiscal 2016.

Mekonnen Asrat
Compensation and Benefits	Termination without Cause or Resignation for Good Reason		Change in Control and Termination without Cause or Resignation for Good Reason

Base Salary	$300,000		$300,000
COBRA Premium	$13,636		$13,636
Bonus	$210,000	(1)	$210,000	(1)
Acceleration of Vesting	$—		$467,795	(2)

(1)	Equal to the full amount of Mr. Asrat’s annual performance bonus target.

(2)	Reflects acceleration of the vesting of 74,251 unvested RSUs, 18,750 unvested PSU’s at target for fiscal 2015, and options to purchase 417 shares of common stock of SGI.

Cassio Conceicao
Compensation and Benefits	Termination without Cause or Resignation for Good Reason		Change in Control and Termination without Cause or Resignation for Good Reason

Base Salary	$405,000		$405,000
COBRA Premium	$—		$—
Bonus	$303,750	(1)	$303,750	(1)
Acceleration of Vesting	$604,098	(2)	$782,110	(3)

(1)	Equal to the full amount of Mr. Conceicao’s annual performance bonus target.

(2)	Reflects acceleration of the vesting of 29,189 unvested PSUs attained for fiscal 2012 and 2015, vesting of 17,190 unvested PSU’s at target for fiscal 2016 and 73,720 unvested RSU’s.

(3)	Reflects acceleration of 30,518 unvested PSUs attained for fiscal 2012 and 2015, vesting of 25,000 unvested PSU’s at target for fiscal 2016 and 99,971 unvested RSU’s.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Market Prices and Dividend Data
Our common stock is listed on NASDAQ under the symbol “SGI.” As of September 2, 2016, there were 36,519,945 shares of our common stock outstanding, held by approximately 11 stockholders of record. We have never declared or paid any cash dividends on our common stock.
The following table presents the high and low intra-day sale prices of our common stock on NASDAQ during the fiscal quarters indicated:

	Common Stock Prices
	High	Low

Fiscal year 2017 (through September 2, 2016)	$7.79	$4.53
Fiscal Year June 24, 2016—Quarter Ended
June 24, 2016	$7.43	$4.33
March 25, 2016	7.79	4.60
December 25, 2015	6.66	3.88
September 25, 2015	6.61	3.94
Fiscal Year June 26, 2015—Quarter Ended
June 26, 2015	$9.77	$6.35
March 27, 2015	12.10	8.51
December 26, 2014	11.31	7.90
September 26, 2014	10.23	8.51
On October 20, 2016, the latest practicable trading day before the filing of this Form 10-K/A, the closing price for our common stock on NASDAQ was $7.75 per share. You are encouraged to obtain current market quotations for our common stock.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of September 2, 2016, of each person or entity who we know to beneficially own 5% or more of the outstanding shares of our common stock and all of our current directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person, and the percentage ownership of that person, shares of our common stock subject to stock options held by that person that are currently exercisable, or exercisable within 60 days of September 2, 2016, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the address of each beneficial owner listed in the table is c/o Silicon Graphics International Corp., 900 North McCarthy Blvd., Milpitas, California 95035.
The percentages in the table below are based on 36,519,945 shares of our common stock outstanding as of September 2, 2016. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The information provided in this table is based on our records and information filed with the SEC, unless otherwise noted.

Name	Number of Shares Beneficially Owned	Percentage Beneficially Owned

FMR LLC(1)	4,144,534	11.4%
Royce & Associates LLC(2)	3,335,759	9.2%
Paradigm Capital Management, Inc.(3)	2,863,000	7.8%
Gabelli Funds, LLC	2,167,717	6.0%
The Vanguard Group, Inc.(4)	1,825,807	5.0%

Named Executive Officers:
Jorge L. Titinger(5)	480,126	1.3%
Robert J. Nikl(6)	156,129	*
Cassio Conceicao(7)	120,412	*
Kirk Williams(8)	3,972	*
Mekonnen Asrat(9)	36,504	*
Peter Hilliard	—	*

Directors:
Charles M. Boesenberg(10)	124,217	*
Gary A. Griffiths(11)	127,228	*
General Michael W. Hagee(12)	134,603	*
Douglas R. King(13)	144,344	*
Nina Richardson (14)	21,162	*
Ronald D. Verdoorn(15)	163,760	*
Kirsten Wolberg(16)	20,352	*
All current directors and executive officers as a group(17)	1,532,809	4.2%
*    Less than 1%

(1)
Based on information set forth in a Schedule 13G/Amendment No. 7 filed with the SEC on August 10, 2016 by FMR LLC. The Schedule 13G/Amendment No. 7 reports that FMR LLC beneficially owns 1,042,823 shares, has sole voting power over 11,123 shares, and the sole dispositive power over 1,042,823 shares. The business address of FMR LLC is 245 Summer Street, Boston, MA 02210.

(2)
Based on information set forth in a Schedule 13G/Amendment No. 2 filed with the SEC on January 27, 2016 by Royce & Associates, LLC. The Schedule 13G/Amendment No. 2 reports that Royce & Associates, LLC beneficially owns 3,158,174 shares and has sole voting and sole dispositive power over the 3,158,174 shares. The business address of Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.

(3)
Based on information set forth in a Schedule 13G filed with the SEC on February 12, 2016 by Paradigm Capital Management, Inc. The Schedule 13G reports that Paradigm Capital Management, Inc. beneficially owns 2,223,400 shares and has sole voting and sole dispositive power over the 2,223,400 shares. The business address of Paradigm Capital Management, Inc. is 9 Elk Street, Albany, NY 12207.

(4)
Based on information set forth in a Schedule 13G/Amendment No. 4 filed with the SEC on February 11, 2016 by The Vanguard Group. The Schedule 13G/Amendment No. 4 reports that The Vanguard Group beneficially owns 1,122,402 shares, has sole voting power over 73,921 shares, and sole dispositive power over 1,048,481 shares. The business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(5)	Includes 209,896 shares issuable upon the exercise of options exercisable within 60 days of September 2, 2016.

(6)	Includes 88,542 shares issuable upon the exercise of options exercisable within 60 days of September 2, 2016.

(7)	Includes 3,437 shares issuable upon the vesting of restricted stock unit awards within 60 days of September 2, 2016.

(8)	Includes 844 shares issuable upon the vesting of restricted stock unit awards within 60 days of September 2, 2016.

(9)
Includes 14,584 shares issuable upon the exercise of options exercisable within 60 days of September 2, 2016 and 750 shares issuable upon the vesting of restricted stock unit awards within 60 days of September 2, 2016.

(10)
Includes 62,081 shares issuable upon the exercise of options exercisable within 60 days of September 2, 2016 and 20,980 issuable upon the vesting of restricted stock unit awards within 60 days of September 2, 2016.

(11)
Includes 60,998 shares issuable upon the exercise of options exercisable within 60 days of September 2, 2016 and 20,980 shares issuable upon the vesting of restricted stock unit awards within 60 days of September 2, 2016.

(12)
Includes 82,833 shares issuable upon the exercise of options exercisable within 60 days of September 2, 2016 and 20,980 shares issuable upon the vesting of restricted stock unit awards within 60 days of September 2, 2016.

(13)
Includes 92,833 shares issuable upon the exercise of options exercisable within 60 days of September 2, 2016 and 20,980 shares issuable upon the vesting of restricted stock unit awards within 60 days of September 2, 2016.

(14)	Includes 21,162 shares issuable upon the vesting of restricted stock unit awards within 60 days of September 2, 2016.

(15)
Includes 68,499 shares issuable upon the exercise of options exercisable within 60 days of September 2, 2016and 20,980 shares issuable upon vesting of restricted stock unit awards within 60 days of September 2, 2016.

(16)	Includes 20,352 shares issuable upon the vesting of restricted stock unit awards within 60 days of September 2, 2016.

(17)
Includes 680,266 shares issuable upon the exercise of options exercisable within 60 days of September 2, 2016 and 26,011 shares issuable upon the vesting of restricted stock unit awards within 60 days of September 2, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related-Party Transactions
For the fiscal year ended June 24, 2016, there were no transactions in which SGI was a participant and the amount involved exceeded $120,000 and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing had a direct or indirect material interest, except the compensation arrangements described above for our named executive officers and directors and compensation arrangements with our other executive officers not required to be disclosed in this section by the rules and regulations of the SEC.
Policies and Procedures For Review of Related-Party Transactions
In May 2012, the Board approved a Related-Person Transactions Policy. Under this policy, any proposed transaction that has been identified as a Related-Person Transaction may be consummated or materially amended only following approval by the Audit Committee. A “Related-Person Transaction” is any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which our company and any Related Person are, were or will be participants in which (a) the amount involved exceeds $120,000 per year and (b) a Related Person has, had or will have a direct or indirect material interest.
For purposes of our policy, a “Related Person” is:

•	any person who is, or at any time since the beginning of our last fiscal year, was, a director or executive officer or a nominee to become a director;

•	a security holder known by us to be the beneficial owner of more than 5% of any class of our voting securities; and

•
an “immediate family member” of any of the foregoing, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such person, and any person (other than a tenant or employee) sharing the household of such person.

In the event that it is inappropriate for the Audit Committee to review the transaction for reasons of conflict of interest or otherwise, after taking into account possible recusals by Audit Committee members, then the Related-Person Transaction shall be approved by another independent body of the Board of Directors. The Audit Committee or such other committee is referred to in the policy as the Committee. Under this policy, any Related-Person Transaction, if not a Related-Person Transaction when originally consummated, or if not initially identified as a Related-Person Transaction prior to consummation, shall be submitted to the Committee for review and ratification as soon as reasonably practicable. The Committee shall consider whether to ratify and continue, amend and ratify, or terminate or rescind such Related-Person Transaction. In the event that we propose to enter into, or materially amend, a Related-Person Transaction, our management shall present such Related-Person Transaction to the Committee for review, consideration and approval or ratification. The presentation shall include, to the extent reasonably available, a description of:

•	all of the parties thereto;

•	the interests, direct or indirect, of any Related Person in the transaction in sufficient detail so as to enable the Committee to fully assess such interests;

•	a description of the purpose of the transaction;

•
all of the material facts of the proposed Related-Person Transaction, including the proposed aggregate value of such transaction, or, in the case in indebtedness, that amount of principal that would be involved;

•	the benefits to us of the proposed Related-Person Transaction;

•	if applicable, the availability of other sources of comparable products or services;

•
an assessment of whether the proposed Related-Person Transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to employees generally; and

•	management’s recommendation with respect to the proposed Related-Person Transaction.
In the event the Committee is asked to consider whether to ratify an ongoing Related-Person Transaction, in addition to the information identified above, the presentation shall include a description of the extent of work performed and remaining to be performed in connection with the transaction and an assessment of the potential risks and costs of termination of the transaction, and, where appropriate, the possibility of modification of the transaction. The Committee, in approving or rejecting the proposed Related- Person Transaction, shall consider all the relevant facts and circumstances deemed relevant by and available to the Committee, including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event the Related Person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.
The Committee shall approve only those Related-Person Transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of our stockholders and us as the Committee determines in the good faith exercise of its discretion.
Each director and executive officer is responsible for identifying any Related-Person Transaction involving such director or executive officer or his or her affiliates and immediate family members and seek approval from the Committee pursuant to this policy before he or she or, with respect to immediate family members, any of their affiliates, may engage in the transaction.
Prior to the adoption of this policy, all transactions in which our directors or officers had a direct or indirect material interest were fully described to the Board and approved in advance of the transaction.

Item 14. Principal Accounting Fees and Services
The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of our annual financial statements and fees billed for all other services rendered by the Deloitte Entities for the fiscal years ended June 24, 2016 (“2016”) and June 26, 2015 (“2015”).

	2016	2015
	(in Thousand)

Audit Fees (a)	$1,489	$1,821
Tax Fees (b)	58	58
All Other Fees (c)	114	50
Total Fees	$1,661	$1,929

(a)
Consists of the audit of our annual financial statements, the audit of our internal control over financial reporting, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with statutory audit and regulatory filings, for those fiscal years.

(b)	Consists of fees for tax consulting services not directly related to the audit billed in fiscal 2016 and 2015.

(c)	Consists of fees for accounting research tools and other miscellaneous fees for consulting services not directly related to the audit.
All fees described above were approved by the Audit Committee.
Pre-Approval Policies and Procedures
As required by Section 10A(i)(1) of the Exchange Act, all non-audit services to be performed by SGI’s principal accountants must be approved in advance by the Audit Committee of the Board, subject to certain exceptions relating to non-audit services accounting for less than five percent of the total fees paid to its principal accountants which are subsequently ratified by the Audit Committee (the De Minimus Exception). The Audit Committee has established procedures by which the Chairperson of the Audit Committee may pre- approve such services provided the Chairperson reports the details of the services to the full Audit Committee at its next regularly scheduled meeting and the fees for such services prior to such report do not exceed $50,000 in the aggregate. None of the non-audit services described above were performed pursuant to the De Minimus Exception during fiscal 2016.
The Audit Committee has determined that the rendering of the services other than audit services by Deloitte is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules
1. Financial Statements: The financial statements of SGI are included in the Original Filing.
2. Financial Statement Schedule: The other financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.
3. Exhibits: The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment is provided below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON GRAPHICS INTERNATIONAL CORP.

By:	/s/ MEKONNEN P. ASRAT
Mekonnen P. Asrat Chief Financial Officer
Dated: October 21, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jorge L. Titinger	President, Chief Executive Officer and Director	October 21, 2016
Jorge L. Titinger	(Principal Executive Officer)

/s/ Mekonnen P. Asrat	Senior Vice President and Chief Financial Officer	October 21, 2016
Mekonnen P. Asrat	(Principal Financial and Accounting Officer)

*	Vice President and Corporate Controller	October 21, 2016
Rowena A. Numoto

*	Director	October 21, 2016
Charles M. Boesenberg

*	Director	October 21, 2016
Gary A. Griffiths

*	Director	October 21, 2016
Michael W. Hagee

*	Director	October 21, 2016
Douglas R. King

*	Director	October 21, 2016
Nina Richardson

*	Chairman of the Board of Directors	October 21, 2016
Ronald D. Verdoorn

*	Director	October 21, 2016
Kirsten Wolberg
* By:
/s/ Mekonnen P. Asrat
Mekonnen P. Arat
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Incorporated by Reference			Filing Date	Filed Herewith
			Form	Ex. No.	File No.
10.28	*	Separation Agreement, dated January 4, 2016, between the Company and Robert Nikl.					X
24.1		Power of Attorney (previously filed)	10-K	24.10	000-51333	9/2/2016
31.3		Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.4		Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

*	Indicates a management contract or compensatory plan or arrangement.